Form 10-K
IDS LIFE INSURANCE CO /MN
filed 1995-03-30
CIK 727892

PAGE 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT  OF 1934

           For the fiscal year ended December 31, 1994

                               OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE  ACT OF 1934

           For the transition period from           to

                 Commission file number 33-28976

                   IDS LIFE INSURANCE COMPANY
     (Exact name of registrant as specified in its charter)

              MINNESOTA                         41-0823832
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)

   IDS TOWER 10, MINNEAPOLIS, MINNESOTA            55440-0534
   (Address of principal executive offices)        (Zip Code)

(Registrant's telephone number, including area code) (612) 671-2581

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTIONS J(1) (a) and (b) OF FORM 10-K AND IS THEREFORE
FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE
DISCLOSURE.

PAGE 2
                             PART I

ITEM 1.   BUSINESS

IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation (formerly IDS Financial Corporation), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York is a wholly owned subsidiary of the Company and serves New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, which issues fixed and variable annuity contracts through banks and thrift institutions and American Partners Life Insurance Company, which is currently inactive. In Fortune magazine's May 1994 listing of the 50 largest life insurance companies as ranked by assets, IDS Life Insurance Company ranked fifteenth.

The Company's principal products are deferred annuities and universal life insurance, which are issued primarily to individuals. It offers single premium and annual premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. The Company's insurance products include universal life (fixed and variable), whole life, single premium life and term products (including waiver of premium and accidental death benefits). The Company also markets disability income and long-term care insurance.

The Company's principal annuity product in terms of amount in force is the fixed deferred annuity. The annuity contract guarantees a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company normally pays a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers a variable annuity product under the name "Flexible Annuity." This is a fixed/variable annuity offering the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's "general account", as the underlying investment vehicle. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investment. The Flexible Annuity provides for a surrender charge during the first six years after a purchase payment is made. At December 31, 1994, the Company had $28.2 billion of deferred annuities in force, an increase of 9 percent from the prior year end.

The Company offers a flexible-premium, adjustable-benefit universal life insurance policy. In this type of insurance policy, each premium payment accumulates interest in a cash value account. The policyholder has access to the cash surrender value in whole or in part after the first year. The size of the cash value of the fund can also be controlled by the policyholder by

PAGE 3
increasing or decreasing premiums, subject only to maintaining a required minimum to keep the policy in force. Monthly deductions from the cash value of the policy are made for the cost of insurance, expense charges and any policy riders. At December 31, 1994, the Company had $37.9 billion of universal life-type insurance in force, up 16 percent from December 31, 1993.

Assets held in segregated accounts which fund the variable annuity and variable life insurance products totaled $10.9 billion at December 31, 1994, a 21 percent increase from December
31, 1993.

IDS Life Insurance Company, IDS Life Insurance Company of New York, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the New York Department of Insurance, the Indiana Department of Insurance and the Arizona Department of Insurance, respectively. The laws of the other states in which the Company does business regulate such matters as the licensing of sales personnel and, in some cases, the contents of insurance policies. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. In the United States, the McCarran-Ferguson Act provides that the primary regulation of the insurance industry is left to the individual states. Typically, states regulate such matters as company licensing, agent licensing, cancellation or nonrenewal of policies, minimum health insurance policy benefits, life insurance cost disclosure, solicitation and replacement practices, unfair trade and claims practices, rates, forms, advertising, investment type and quality, minimum capital and surplus levels and changes in control. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. In addition to state laws, the Company is affected by a variety of federal laws, and there is periodic federal interest in various aspects of the insurance industry including taxation, solvency and accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. If any of these issues were resolved unsatisfactorily, there could be an adverse effect upon the Company.

As a distributor of variable contracts, the Company is registered as a broker-dealer. As the investment manager for various investment companies, the Company is registered as an investment advisor under applicable federal laws and is a member of the National Association of Securities Dealers, Inc.

The insurance and annuity business is highly competitive and the Company's competitors consist of insurance companies and other financial institutions. Competitive factors applicable to the business of the Company include the interest rates credited to its products, the financial strength of the organization and the services provided to policyholders.

For additional information, see Note 10, Segment information, in the "Notes to Consolidated Financial Statements".

PAGE 4
ITEM 2.   PROPERTIES

The Company occupies office space in Minneapolis, Minnesota, which is leased by its parent, American Express Financial Corporation. The Company reimburses American Express Financial Corporation for rent based on direct and indirect allocation methods. IDS Life Insurance Company of New York rents office space in Albany, New York. Facilities occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PAGE 5
                             PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions J(2) (a) of Form
10-K.

PAGE 6
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
1994 Compared to 1993:

Consolidated net income increased 24 percent to $336 million in 1994, compared to $270 million in 1993. Earnings growth resulted primarily from increases in spread income, policyholder and contractholder charges, and management fees. These increases reflect higher average insurance and annuities in force during 1994. For the full year, investment margins were comparable to 1993 levels, although investment margins for the fourth quarter of 1994 were below prior year levels. It is expected that this trend will continue through the first half of 1995. As a result, the growth in 1995 earnings is expected to be less than that experienced in 1994.

Consolidated income before income taxes totaled $513 million in 1994, compared with $413 million in 1993. In 1994, $123 million was from the life, disability income, health and long-term care insurance segment, compared with $104 million in 1993. In 1994, $394 million was from the annuity segment, compared with $315 million in 1993. There was a $4.3 million net loss on investments in 1994, compared with a net loss on investments of $6.7 million in 1993.

Total premiums received increased to $5.7 billion in 1994, compared with $5.3 billion in 1993. This increase is primarily due to continued strong sales of variable annuities. In addition, the Company reported small increases in its fixed single premium deferred annuity line. Universal life-type insurance and variable universal life insurance premiums received also increased from the prior year.

Total revenues increased to $2.3 billion in 1994, compared with $2.2 billion in 1993. The increase is primarily due to increases in policyholder and contractholder charges, and management fees. Net investment income, the largest component of revenues, was basically unchanged from the prior year, reflecting a slight increase in total investments offset by a decrease in the rate earned on those investments.

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 19 percent to $220 million in 1994, compared with $184 million in 1993. This increase reflects higher total life insurance in force which grew 14 percent to $52.7 billion at December 31, 1994.

Management and other fees increased 37 percent to $164 million in 1994, compared with $120 million in 1993. This is primarily due to an increase in assets held in segregated asset accounts, which grew 21 percent to $10.9 billion at December 31, 1994, resulting from strong sales of variable products. The Company provides investment management services for the mutual funds used as

PAGE 7
investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the segregated asset accounts.

Total benefits and expenses decreased slightly to $1.8 billion in 1994. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, decreased to $1.2 billion. This is primarily due to a decrease in interest credited rates, partially offset by higher aggregate amounts in force.

Amortization of deferred policy acquisition costs increased to $280 million in 1994, compared with $212 million in 1993. This increase is a result of a higher level of amortizable deferred costs and a high level of surrenders as a result of an exchange plan announced during the first quarter of 1994 and completed prior to the end of 1994.

Other insurance and operating expenses, which include non-capitalized commissions and indirect selling expenses, direct and indirect operating expenses, premium taxes and guaranty association expenses decreased to $210 million in 1994, compared with $242 million in 1993. This decrease primarily reflects a decrease in amounts accrued for future guaranty association assessments.

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," are effective January 1, 1995. The new rules are not expected to have a material impact on the Company's results of operations or financial condition.

1993 Compared to 1992:

Consolidated income before income taxes totaled $413 million in 1993, compared with $316 million in 1992. In 1993, $104 million was from the life, disability income, health and long-term care insurance segment, compared with $96 million in 1992. In 1993, $315 million was from the annuity segment, compared with $223 million in 1992. The remaining $6.7 million loss in 1993 was a net loss on investments, compared with a net loss on investments of $3.7 million in 1992.

Total premiums received increased to $5.3 billion in 1993, compared with $4.4 billion in 1992. This increase is primarily due to strong sales of variable annuities due to the low interest rate environment. In addition, the Company reported small increases in its fixed single premium deferred annuity line. Universal life-type insurance and variable universal life insurance premiums received also increased from the prior year.

Total revenues increased to $2.2 billion in 1993, compared with $2.0 billion in 1992. Of this, net investment income was $1.8 billion in 1993, compared with $1.6 billion in 1992, reflecting an increase in invested assets. Total investments grew 14 percent to $21.9 billion at December 31, 1993, from $19.2 billion at December 31, 1992.

PAGE 8
Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 18 percent to $184 million in 1993, compared with $156 million in 1992. This increase reflects higher total life insurance in force which grew 13 percent to $46.1 billion at December 31, 1993.

Management and other fees increased 41 percent to $120 million in 1993, compared with $85 million in 1992. This is primarily due to an increase in assets held in segregated asset accounts, which grew 45 percent to $9.0 billion at December 31, 1993, resulting from strong sales of variable products. The Company provides investment management services for the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the segregated asset accounts.

Total benefits and expenses increased to $1.8 billion in 1993, compared with $1.7 billion in 1992. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, aggregated $1.2 billion and was essentially unchanged from the prior year. This reflected interest credited to higher accumulation values offset by lower interest credited rates.

Amortization of deferred policy acquisition costs increased to $212 million in 1993, compared with $140 million in 1992, reflecting prior years' growth of life insurance and annuity business and a cumulative adjustment driven by the long-term decrease in accrual rates on fixed annuities.

Other insurance and operating expenses, which include non-capitalized commissions and indirect selling expenses, direct and indirect operating expenses, premium taxes and guaranty association expenses increased to $242 million in 1993, compared with $216 million in 1992.

Risk Management

The Company primarily invests in fixed income securities, over a broad range of maturities for the purpose of providing fixed annuity clients with a competitive rate of return on their investments while minimizing risk, and to provide a dependable and consistent margin between the interest rate earned on investments and the interest rate credited to clients' accounts. The Company does not invest in securities to generate trading profits.

The Company has an investment committee that holds regularly scheduled meetings and, when necessary, special meetings. At these meetings, the committee reviews models projecting different interest rate scenarios and their impact on profitability. The objective of the committee is to structure the investment security portfolio based upon the type and behavior of products in the liability portfolio so as to achieve targeted levels of profitability.

PAGE 9
Rates credited to clients' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategy includes the purchase of some types of derivatives, such as interest rate caps, for hedging purposes. These derivatives protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to clients' accounts.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided from operations and investment activity. The primary components of the funds provided are premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans and new investment purchases.

The Company has available lines of credit with three banks aggregating $100 million, which are used strictly as short-term sources of funds. Borrowings outstanding under the agreements were $nil at December 31, 1994. The Company also uses reverse repurchase agreements for short-term liquidity needs. There were no reverse repurchase agreements outstanding at December 31, 1994.

At December 31, 1994, investments in fixed maturities comprised 87 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 47 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At December 31, 1994, approximately 8.9 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the more "traditional" issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At December 31, 1994, net unrealized depreciation on fixed maturities held to maturity included $111 million of gross unrealized appreciation and $686 million of gross unrealized depreciation. Net unrealized depreciation on fixed maturities available for sale included $35 million of gross unrealized appreciation and $477 million of gross unrealized depreciation.

At December 31, 1994, the Company had an allowance for losses for mortgage loans totaling $35 million and for real estate totaling
$8 million.

PAGE 10
The economy and other factors have caused an increase in the number of insurance companies that are under regulatory supervision. This circumstance has resulted in an increase in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments from those states allowing a reduction in future premium taxes over a reasonable period of time. The asset will be amortized as future premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments.

In the first quarter of 1995, the Company paid a $70 million dividend to its parent. In 1994, dividends paid to its parent were $165 million.

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 1994, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

Segment Information

The Company's operations consist of two business segments:
Individual and group life, disability income, long-term care and health insurance; and fixed and variable annuity products designed for individuals, pension plans, small businesses and employer-sponsored groups. The Company is not dependent upon any single customer and no single customer accounted for more than 10 percent of revenue in 1994, 1993 or 1992. (See Note 10, Segment information, in the "Notes to Consolidated Financial Statements".)

Reinsurance

Reinsurance arrangements are used to reduce exposure to large losses. The maximum amount of risk retained by the Company on any one life is $750,000 of life and waiver of premium benefits plus $50,000 of accidental death benefits. The excesses are reinsured with other life insurance companies. At December 31, 1994, traditional life and universal life-type insurance in force aggregated $52.7 billion, of which $3.2 billion was reinsured.

PAGE 11
Investments

Of the Company's consolidated total investments of $22.1 billion at December 31, 1994, 41 percent was invested in mortgage-backed securities, 45 percent in corporate and other bonds, 11 percent in primary mortgage loans on real estate, 1.8 percent in policy loans and the remaining 1.2 percent in other investments.

PAGE 12
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PAGE 13
                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item omitted pursuant to General Instructions J(2) (c) of Form
10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions J(2) (c) of Form
10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Item omitted pursuant to General Instructions J(2) (c) of Form
10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item omitted pursuant to General Instructions J(2) (c) of Form
10-K.

PAGE 14
                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

   (a)    (1)  Financial Statements

               See Index to Financial Statements and Financial
               Statement Schedules.

          (2)  Financial Statement Schedules

               See Index to Financial Statements and Financial
               Statement Schedules.

          (3)  Listing of Exhibits

               3.1 Articles of Incorporation of IDS Life Insurance Company are incorporated by reference to Exhibit A(6)(a) to Form N-8B-2, File Number 2-97637, filed April 28, 1986.

               3.2 By-laws of IDS Life Insurance Company are incorporated by reference to Exhibit
                        A(6)(b) to Form N-8B-2, File Number
                        2-97637, filed April 28, 1986.

               10.1     Copy of Group Annuity Contract is
                        incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to
                        Registration Statement No. 33-28976 filed on Form S-1 on or about October 3, 1990.

               10.2     Copy of Group Annuity Certificate is
                        incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to
                        Registration Statement No. 33-28976 filed on Form S-1 on or about October 3, 1990.

               10.3 Copy of Endorsement No. 30340C-GP to the Group Annuity Contract is incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 to Registration Statement No. 33-28976 filed on Form S-1 on or about February 22, 1991.

               10.4 Copy of Endorsement No. 30340C to the Group Annuity Certificate is incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 1 to Registration Statement No. 33-28976 filed on Form S-1 on or about February 22, 1991.

               22.      Copy of List of Subsidiaries is
                        incorporated by reference to Exhibit 22 to Registration Statement No. 33-28976 filed on Form S-1 on or about May 30, 1989.

PAGE 15
   (b) Reports on Form 8-K filed in the fourth quarter of 1994

       No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1994.

   (c) Exhibits

       The response to this portion of Item 14 is submitted as a separate section of this report.

   (d) Financial Statement Schedules

       The response to this portion of Item 14 is submitted as a separate section of this report.

PAGE 16
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS LIFE INSURANCE COMPANY
                                  Registrant


  March 27, 1995                  By  _____________________________
     Date                             James A. Mitchell, Chairman
                                      of the Board and Chief
                                      Executive Officer

  March 27, 1995                  By  _____________________________
     Date                             Melinda S. Urion, Executive
                                      Vice President and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  March 27, 1995                  By  _____________________________
     Date                             David R. Hubers, Director

  March 27, 1995                  By  _____________________________
     Date                             Richard W. Kling, President

  March 27, 1995                  By  _____________________________
     Date                             Paul F. Kolkman, Executive
                                      Vice President

  March 27, 1995                  By  _____________________________
     Date                             James A. Mitchell, Chairman
                                      of the Board and Chief
                                      Executive Officer

  March 27, 1995                  By  _____________________________
     Date                             Stuart A. Sedlacek, Executive
                                      Vice President, Assured
                                      Assets

  March 27, 1995                  By  _____________________________
     Date                             Melinda S. Urion, Executive
                                      Vice President and Controller

                    ANNUAL REPORT ON FORM 10-K

            ITEM 8 and ITEM 14(a) (1) and (2) and (d)

  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENT SCHEDULES

                  YEAR ENDED DECEMBER 31, 1994

                   IDS LIFE INSURANCE COMPANY

                     MINNEAPOLIS, MINNESOTA

                   IDS LIFE INSURANCE COMPANY

 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of IDS Life
Insurance Company are included in Item 8:

     Report of Independent Auditors

     Responsibility for Preparation of Financial Statements

     Consolidated Balance Sheets at December 31, 1994 and 1993

     Consolidated Statements of Income for the years ended
     December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

The following consolidated financial statement schedules of IDS
Life Insurance Company are included in Item 14(d):

      I.  Summary of Investments - Other than Investments in
          Related Parties

     II.  Supplementary Insurance Information

    III.  Reinsurance

     IV.  Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors
The Board of Directors
IDS Life Insurance Company


We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly owned subsidiary of American Express Financial Corporation) as of December 31, 1994 and 1993 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changes its method of accounting for certain investments in debt and equity securities in 1994.



Ernst & Young LLP

Minneapolis, Minnesota
February 3, 1995

PAGE 20
IDS Life Insurance Company

Responsibility for Preparation of Financial Statements

The management of IDS Life Insurance Company is responsible for the preparation of the financial statements and related notes included in this Form 10-K. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and include amounts based on the best judgment of management. Financial information included elsewhere in this Form 10-K is consistent with these financial statements.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, management maintains a system of internal accounting controls. This system includes an organizational structure with clearly defined lines of responsibility and delegation of authority. To ensure the effective administration of internal control, employees are carefully selected and trained, written policies and procedures are developed and disseminated, and appropriate communication channels are provided to foster an environment conducive to the effective functioning of controls.

The system is supported by an internal auditing function that reports its findings to management throughout the year. IDS Life Insurance Company's independent auditors are engaged to express an opinion on the year-end financial statements. They objectively and independently review the performance of management in carrying out its responsibility for reporting operating results and financial condition. With the coordinated support of the internal auditors, they review and test the system of internal accounting controls and the data contained in the financial statements.

                   IDS LIFE INSURANCE COMPANY
                   CONSOLIDATED BALANCE SHEETS
                          December 31,

ASSETS                                                               1994                1993
                                                                            (thousands)
Investments:
  Fixed maturities:
      Held to maturity, at amortized cost (Fair value:
          1994, $10,694,800)                                     $11,269,861         $         -
      Available for sale, at fair value (Amortized cost:
           1994, $8,459,128)                                       8,017,555                   -
      Investment securities, at amortized cost (Fair value:
           1993, $20,425,979)                                              -          19,392,424
                                                                  19,287,416          19,392,424

  Mortgage loans on real estate
    (Fair value: 1994, $2,342,520; 1993, $2,125,686)               2,400,514           2,055,450
  Policy loans                                                       381,912             350,501
  Other investments                                                   51,795              56,307

          Total investments                                       22,121,637          21,854,682

Cash and cash equivalents                                            267,774             146,281

Receivables:
  Reinsurance                                                         80,304              55,298
  Amounts due from brokers                                             7,933               5,719
  Other accounts receivable                                           49,745              21,459
  Premiums due                                                         1,594               1,329

          Total receivables                                          139,576              83,805

Accrued investment income                                            317,510             307,177

Deferred policy acquisition costs                                  1,865,324           1,652,384

Deferred income taxes                                                124,061                   -

Other assets                                                          30,426              21,730

Assets held in segregated asset
  accounts, primarily common stocks
  at market                                                       10,881,235           8,991,694

          Total assets                                           $35,747,543         $33,057,753
                                                                    ========            ========

                     See accompanying notes.

                   IDS LIFE INSURANCE COMPANY
             CONSOLIDATED BALANCE SHEETS (continued)
                          December 31,

LIABILITIES AND STOCKHOLDER'S EQUITY                                 1994                1993
                                                                            (thousands)

Liabilities:
  Future policy benefits:
    Fixed annuities                                              $19,361,979         $18,492,135
    Universal life-type insurance                                  2,896,100           2,753,455
    Traditional life insurance                                       206,754             210,205
    Disability income, health and
      long-term care insurance                                       244,077             185,272
  Policy claims and other
    policyholders' funds                                              50,068              44,516
  Deferred income taxes                                                    -              43,620
  Amounts due to brokers                                             226,737             351,486
  Other liabilities                                                  291,902             292,024
  Liabilities related to segregated
    asset accounts                                                10,881,235           8,991,694

          Total liabilities                                       34,158,852          31,364,407

Stockholder's equity:
  Capital stock, $30 par value per share;
    100,000 shares authorized, issued and outstanding                  3,000               3,000
  Additional paid-in capital                                         222,000             222,000
  Net unrealized gain (loss) on investments                         (275,708)                114
  Retained earnings                                                1,639,399           1,468,232

          Total stockholder's equity                               1,588,691           1,693,346

Total liabilities and stockholder's equity                       $35,747,543         $33,057,753
                                                                    ========            ========

Commitments and contingencies (Note 6)

                        See accompanying notes.

PAGE 23

                   IDS LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
                    Years ended December 31,

                                                            1994          1993           1992
                                                                      (thousands)
Revenues:
  Premiums:
    Traditional life insurance                        $   48,184    $   48,137     $   49,719
    Disability income and
      long-term care insurance                            96,456        79,108         64,660

           Total premiums                                144,640       127,245        114,379

  Policyholder and contractholder
    charges                                              219,936       184,205        156,368
  Management and other fees                              164,169       120,139         84,591
  Net investment income                                1,781,873     1,783,219      1,616,821
  Net loss on investments                                 (4,282)       (6,737)        (3,710)

           Total revenues                              2,306,336     2,208,071      1,968,449

Benefits and expenses:
  Death and other benefits:
    Traditional life insurance                            28,263        32,136         34,139
    Universal life-type insurance
      and investment contracts                            52,027        49,692         42,174
    Disability income, health and
      long-term care insurance                            13,393        13,148         10,701
  Increase (decrease) in liabilities for
    future policy benefits:
      Traditional life insurance                          (3,229)       (4,513)        (5,788)
      Disability income, health and
        long-term care insurance                          37,912        32,528         27,172
  Interest credited on universal life-type
    insurance and investment contracts                 1,174,985     1,218,647      1,188,379
  Amortization of deferred policy
    acquisition costs                                    280,372       211,733        140,159
  Other insurance and operating expenses                 210,101       241,974        215,692

           Total benefits and expenses                 1,793,824     1,795,345      1,652,628

Income before income taxes                               512,512       412,726        315,821

Income taxes                                             176,343       142,647        104,651

Net income                                            $  336,169    $  270,079     $  211,170
                                                         =======       =======        =======

                        See accompanying notes.

                   IDS LIFE INSURANCE COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 31,

                                                            1994          1993           1992
                                                                      (thousands)

Cash flows from operating activities:
  Net income                                           $ 336,169     $ 270,079      $ 211,170
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Policy loans, excluding universal
        life-type insurance:
          Issuance                                       (37,110)      (35,886)       (32,881)
          Repayment                                       33,384        29,557         26,750
      Change in reinsurance receivable                   (25,006)      (55,298)             -
      Change in other accounts receivable                (28,286)       (1,364)        (4,772)
      Change in accrued investment income                (10,333)      (22,057)       (15,853)
      Change in deferred policy acquisition
        costs, net                                      (192,768)     (211,509)      (229,252)
      Change in liabilities for future policy
        benefits for traditional life,
        disability income, health and
        long-term care insurance                          55,354        79,695         21,384
      Change in policy claims and other
        policyholders' funds                               5,552        (5,383)        (1,347)
      Change in deferred income taxes                    (19,176)      (44,237)       (30,385)
      Change in other liabilities                           (122)       56,515         88,997
      Amortization of premium
        (accretion of discount), net                      30,921       (27,438)        (4,289)
      Net loss on investments                              4,282         6,737          3,710
      Activity related to universal
        life-type insurance:
          Premiums                                       409,035       397,883        312,621
          Surrenders and death benefits                 (290,427)     (255,133)      (166,162)
          Interest credited to account
            balances                                     150,955       156,885        161,873
      Policyholder and contractholder
        charges, non-cash                               (126,918)     (115,140)      (100,975)
      Other, net                                          (8,974)       (1,907)       (10,647)

          Net cash provided by operating
            activities                                 $ 286,532     $ 221,999      $ 229,942

                     See accompanying notes.

                   IDS LIFE INSURANCE COMPANY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    Years ended December 31,

                                                            1994          1993           1992
                                                                      (thousands)

Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases                                    $  (879,740)  $         -    $         -
        Maturities, sinking fund payments and calls    1,651,762             -              -
        Sales                                             58,001             -              -
    Fixed maturities available for sale:
        Purchases                                     (2,763,278)            -              -
        Maturities, sinking fund payments and calls    1,234,401             -              -
        Sales                                            374,564             -              -
    Fixed maturities:
        Purchases                                              -    (6,548,852)    (6,590,279)
        Maturities, sinking fund payments and calls            -     3,934,055      2,696,239
        Sales                                                  -       487,983      1,011,093
    Other investments, excluding policy loans:
        Purchases                                       (634,807)     (553,694)      (411,069)
        Sales                                            243,862       123,352         67,097
  Change in amounts due from brokers                      (2,214)       14,483        289,335
  Change in amounts due to brokers                      (124,749)       92,832         42,182

          Net cash used in investing activities         (842,198)   (2,449,841)    (2,895,402)

Cash flows from financing activities:
  Activity related to investment contracts:
      Considerations received                          3,157,778     2,843,668      2,821,069
      Surrenders and death benefits                   (3,311,965)   (1,765,869)    (1,168,633)
      Interest credited to account balances            1,024,031     1,071,917      1,026,506
  Universal life-type insurance policy loans:
    Issuance                                             (78,239)      (70,304)       (72,007)
    Repayment                                             50,554        46,148         40,351
  Capital contribution from parent                             -       200,000              -
  Cash dividend to parent                               (165,000)      (25,000)       (20,000)

          Net cash provided by financing activities      677,159     2,300,560      2,627,286

Net increase (decrease) in cash and
  cash equivalents                                       121,493        72,718        (38,174)

Cash and cash equivalents at
  beginning of year                                      146,281        73,563        111,737

Cash and cash equivalents at
  end of year                                        $   267,774   $   146,281    $    73,563
                                                        ========      ========       ========

                            See accompanying notes.

PAGE 26
                   IDS LIFE INSURANCE COMPANY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          ($ thousands)

                   IDS LIFE INSURANCE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ thousands)

1.   Summary of significant accounting policies

Nature of business

IDS Life Insurance Company (the Company) is engaged in the insurance and annuity business. The Company sells various forms of fixed and variable individual life insurance, group life insurance, individual and group disability income insurance, long-term care insurance, and single and installment premium fixed and variable annuities.

Basis of presentation

The Company is a wholly owned subsidiary of American Express Financial Corporation (formerly IDS Financial Corporation), which is a wholly owned subsidiary of American Express Company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IDS Life Insurance Company of New York, American Enterprise Life Insurance Company and American Partners Life Insurance Company. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities.

Investments

As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, fixed maturities that the Company has both the positive intent and the ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other fixed maturities and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of stockholder's equity. The effect of adopting SFAS No. 115 was to increase stockholder's equity by approximately $181 million, net of tax, as of January 1, 1994, but the adoption had no impact on the Company's net income.

Management determines the appropriate classification of fixed maturities at the time of purchase and reevaluates the classification at each balance sheet date.

PAGE 27
1.   Summary of significant accounting policies (continued)

Mortgage loans on real estate are carried principally at the unpaid principal balances of the related loans. Policy loans are carried at the aggregate of the unpaid loan balances which do not exceed the cash surrender values of the related policies. Other investments include interest rate caps and equity securities. When evidence indicates a decline, which is other than temporary, in the underlying value or earning power of individual investments, such investments are written down to the fair value by a charge to income. Equity securities are carried at market value and the related net unrealized appreciation or depreciation is reported as a credit or charge to stockholder's equity.

Realized investment gain or loss is determined on an identified cost basis.

Prepayments are anticipated on certain investments in mortgage-backed securities in determining the constant effective yield used to recognize interest income. Prepayment estimates are based on information received from brokers who deal in mortgage-backed securities.

Statement of cash flows

The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents.
These securities are carried principally at amortized cost which approximates fair value.

Supplementary information to the consolidated statement of cash flows for the years ended December 31 is summarized as follows:

                                           1994      1993      1992
Cash paid during the year for:
 Income taxes                          $226,365  $188,204  $140,445
 Interest on borrowings                   1,553     2,661     1,265

Recognition of profits on annuity contracts and insurance policies

The Company issues single premium deferred annuity contracts that provide for a service fee (surrender charge) at annually decreasing rates upon withdrawal of the annuity accumulation value by the contract owner. No sales fee is deducted from the contract considerations received on these contracts ("no load" annuities). All of the Company's single premium deferred annuity contracts provide for crediting the contract owners' accumulations at specified rates of interest. Such rates are revised by the Company from time to time based on changes in the market investment yield rates for fixed-income securities.

Profits on single premium deferred annuities and installment annuities are recognized by the Company over the lives of the contracts and represent the excess of investment income earned from investment of contract considerations over interest credited to contract owners and other expenses.

PAGE 28
1.   Summary of significant accounting policies (continued)

The retrospective deposit method is used in accounting for universal life-type insurance. This method recognizes profits over the lives of the policies in proportion to the estimated gross profits expected to be realized.

Premiums on traditional life, disability income, health and long-term care insurance policies are recognized as revenue when collected or due, and related benefits and expenses are associated with premium revenue in a manner that results in recognition of profits over the lives of the insurance policies. This association is accomplished by means of the provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

Deferred policy acquisition costs

The costs of acquiring new business, principally sales compensation, policy issue costs, underwriting and certain sales expenses, have been deferred on insurance and annuity contracts. The deferred acquisition costs for single premium deferred annuities and installment annuities are amortized based upon surrender charge revenue and a portion of the excess of investment income earned from investment of the contract considerations over the interest credited to contract owners. The costs for universal life-type insurance are amortized over the lives of the policies as a percentage of the estimated gross profits expected to be realized on the policies. For traditional life, disability income, health and long-term care insurance policies, the costs are amortized over an appropriate period in proportion to premium revenue.

Liabilities for future policy benefits

Liabilities for universal life-type insurance, single premium deferred annuities and installment annuities are accumulation values.

Liabilities for fixed annuities in a benefit status are based on the Progressive Annuity Table with interest at 5 percent, the 1971 Individual Annuity Table with interest at 7 percent or 8.25 percent, or the 1983a Table with various interest rates ranging from 5.5 percent to 9.5 percent, depending on year of issue.

Liabilities for future benefits on traditional life insurance have been computed principally by the net level premium method, based on anticipated rates of mortality (approximating the 1965-1970 Select and Ultimate Basic Table for policies issued after 1980 and the 1955-1960 Select and Ultimate Basic Table for policies issued prior to 1981) and the 1975-1980 Select and Ultimate Basic Table for term insurance policies issued after 1984, policy persistency derived from Company experience data (first year rates ranging from approximately 70 percent to 90 percent and increasing rates thereafter), and estimated future investment yields of 4 percent for policies issued before 1974 and 5.25 percent for policies issued from 1974 to 1980. Cash value plans issued in 1980 and later assume future investment rates that grade from 9.5 percent to

PAGE 29
1.   Summary of significant accounting policies (continued)

5 percent over 20 years. Term insurance issued from 1981 to 1984 assumes an 8 percent level investment rate, term insurance issued from 1985-1993 assumes investment rates that grade from 10 percent to 6 percent over 20 years and term insurance issued after 1993 assumes investment rates that grade from 8.7 percent to 6.57 percent over 7 years.

Liabilities for future disability income policy benefits have been computed principally by the net level premium method, based on the 1964 Commissioners Disability Table with the 1958 Commissioners Standard Ordinary Mortality Table at 3 percent interest for 1980 and prior, 8 percent interest for persons disabled from 1981 to 1991, 7.7 percent interest for persons disabled in 1992 and 6 percent interest for persons disabled after 1992.

Liabilities for future benefits on long-term care insurance have been computed principally by the net level premium method, using morbidity rates based on the 1985 National Nursing Home Survey and mortality rates based on the 1983a Table. The interest rate basis is 9.5 percent grading to 7 percent over ten years for policies issued from 1989 to 1992, 7.75 percent grading to 7 percent over four years for policies issued after 1992, 8 percent for claims incurred in 1989 to 1991, 7.7 percent for claims incurred in 1992 and 6.7 percent for claims incurred after 1992.

Reinsurance

The maximum amount of life insurance risk retained by the Company on any one life is $750 of life and waiver of premium benefits plus $50 of accidental death benefits. The maximum amount of disability income risk retained by the Company on any one life is $6 of monthly benefit for benefit periods longer than three years. The excesses are reinsured with other life insurance companies on a yearly renewable term basis. Graded premium whole life policies and long term care are primarily reinsured on a coinsurance basis.

Federal income taxes

The Company's taxable income is included in the consolidated federal income tax return of American Express Company. The Company provides for income taxes on a separate return basis, except that, under an agreement between American Express Financial Corporation and American Express Company, tax benefit is recognized for losses to the extent they can be used on the consolidated tax return. It is the policy of American Express Financial Corporation and its subsidiaries that American Express Financial Corporation will reimburse a subsidiary for any tax benefit.

Included in other receivables at December 31, 1994 is $22,034 receivable from American Express Financial Corporation for federal income taxes. Included in other liabilities at December 31, 1993 is $14,709 payable to American Express Financial Corporation for federal income taxes.

PAGE 30
1.   Summary of significant accounting policies (continued)

Segregated asset account business

The segregated asset account assets and liabilities represent funds held for the exclusive benefit of the variable annuity and variable life insurance contract owners. The Company receives investment management and mortality and expense assurance fees from the variable annuity and variable life insurance mutual funds and segregated asset accounts. The Company also deducts a monthly cost of insurance charge and receives a minimum death benefit guarantee fee and issue and administrative fee from the variable life insurance segregated asset accounts.

The Company makes contractual mortality assurances to the variable annuity contract owners that the net assets of the segregated asset accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and the beneficiaries from the mortality assumptions implicit in the annuity contracts. The Company makes periodic fund transfers to, or withdrawals from, the segregated asset accounts for such actuarial adjustments for variable annuities that are in the benefit payment period. The Company guarantees, for the variable life insurance policyholders, the contractual insurance rate and that the death benefit will never be less than the death benefit at the date of issuance.

Reclassification

Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

2.   Investments

Fair values of investments in fixed maturities represent quoted market prices and estimated values when quoted prices are not available. Estimated values are determined by established procedures involving, among other things, preview of market indices, price levels of current offerings of comparable issues, price estimates and market data from independent brokers and financial files.

Net gain (loss) on investments for the years ended December 31 is summarized as follows:

                               1994        1993        1992

Fixed maturities            $(1,575)   $ 20,583    $ 22,075
Mortgage loans               (3,013)    (25,056)    (13,444)
Other investments               306      (2,264)    (12,341)
                            $(4,282)   $ (6,737)   $ (3,710)
                              =====       =====       =====

Changes in net unrealized appreciation (depreciation) of investments for the years ended December 31 are summarized as follows:

PAGE 31
2.   Investments (continued)

                               1994        1993        1992
Fixed maturities:
 Held to maturity       $(1,329,740)   $     --   $      --
 Available for sale        (720,449)         --          --
 Investment securities           --     323,060    (128,683)
Equity securities            (2,917)       (156)        300

The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1994 are as follows:

                                             Gross         Gross
                            Amortized      Unrealized    Unrealized       Fair
Held to maturity               Cost          Gains         Losses         Value
U.S. Government
 agency obligations       $    21,500     $     43       $  4,372   $    17,171
State and municipal
 obligations                    9,687          132             --         9,819
Corporate bonds
 and obligations            8,806,707      100,468        459,568     8,447,607
Mortgage-backed
 securities                 2,431,967       10,630        222,394     2,220,203
                          $11,269,861     $111,273       $686,334   $10,694,800
                             ========      =======        =======      ========

                                             Gross         Gross
                            Amortized      Unrealized    Unrealized       Fair
Available for sale             Cost          Gains         Losses         Value

U.S. Government
 agency obligations        $  128,093      $   756       $  1,517    $  127,332
State and municipal
 obligations                   11,008          702             --        11,710
Corporate bonds
 and obligations            1,142,321       24,166          7,478     1,159,009
Mortgage-backed
 securities                 7,177,706        9,514        467,716     6,719,504
Total fixed maturities      8,459,128       35,138        476,711     8,017,555

Equity securities               4,663           --          2,757         1,906
                           $8,463,791      $35,138       $479,468    $8,019,461
                              =======      =======        =======       =======

The change in net unrealized gain (loss) on available for sale securities included as a separate component of stockholder's equity was $(275,822) in 1994.

The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities carried at amortized cost at December 31, 1993 are as follows:

                                             Gross         Gross
                            Amortized      Unrealized    Unrealized       Fair
                               Cost          Gains         Losses         Value
U.S. Government
 agency obligations       $    63,532   $    3,546       $  1,377   $    65,701
State and municipal
 obligations                   11,072        2,380             --        13,452
Corporate bonds
 and obligations            9,339,297      768,747         22,929    10,085,115
Mortgage-backed
 securities                 9,978,523      341,067         57,879    10,261,711
                          $19,392,424   $1,115,740       $ 82,185   $20,425,979
                             ========     ========       ========      ========
/TABLE

PAGE 32
2.   Investments (continued)

At December 31, 1993, net unrealized appreciation on equity securities included $160 of gross unrealized appreciation, $nil of gross unrealized depreciation and deferred tax credits of $46. The fair value of equity securities was $1,900 at December 31, 1993.

The amortized cost and fair value of investments in fixed maturities at December 31, 1994 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Amortized           Fair
Held to maturity                         Cost              Value

Due in one year or less              $   108,056       $   109,228
Due from one to five years             1,412,335         1,423,394
Due from five to ten years             5,467,826         5,245,742
Due in more than ten years             1,849,677         1,696,233
Mortgage-backed securities             2,431,967         2,220,203
                                     $11,269,861       $10,694,800
                                        ========          ========

                                       Amortized           Fair
Available for sale                       Cost              Value

Due from one to five years            $  757,160        $  756,842
Due from five to ten years               433,717           449,057
Due in more than ten years                90,545            92,152
Mortgage-backed securities             7,177,706         6,719,504
                                      $8,459,128        $8,017,555
                                         =======           =======

During the year ended December 31, 1994, fixed maturities classified as held to maturity were sold with proceeds of $58,001 and gross realized gains and losses on such sales were $226 and $3,515, respectively. The sale of these fixed maturities was due to credit deterioration.

In addition, fixed maturities available for sale were sold during 1994 with proceeds of $374,564 and gross realized gains and losses on such sales were $1,861 and $7,602, respectively.

Proceeds from sales of investments in fixed maturities during 1993 were $487,983. During 1993, gross gains of $48,499 and gross losses of $43,039, respectively, were realized on those sales.

At December 31, 1994, bonds carried at $6,536 were on deposit with various states as required by law.

Net investment income for the years ended December 31 is summarized as follows:

PAGE 33
2.   Investments (continued)

                                    1994         1993        1992

Interest on fixed maturities    $1,556,756   $1,589,802  $1,449,234
Interest on mortgage loans         196,521      175,063     148,693
Other investment income             38,366       29,345      24,281
Interest on cash equivalents         6,872        2,137       5,363
                                 1,798,515    1,796,347   1,627,571
Less investment expenses            16,642       13,128      10,750
                                $1,781,873   $1,783,219  $1,616,821
                                   =======      =======     =======

At December 31, 1994, investments in fixed maturities comprised 87 percent of the Company's total invested assets. These securities are rated by Moody's and Standard & Poor's (S&P), except for securities carried at cost approximately $1.7 billion which are rated by American Express Financial Corporation internal analysts using criteria similar to Moody's and S&P. A summary of investments in fixed maturities, at amortized cost, by rating on December 31 is as follows:

   Rating                        1994               1993

Aaa/AAA                      $ 9,708,047        $ 9,959,884
Aa/AA                            242,914            258,659
Aa/A                             119,952            160,638
A/A                            2,567,947          2,021,177
A/BBB                            725,755            654,949
Baa/BBB                        3,849,188          3,936,366
Baa/BB                           796,063            717,606
Below investment grade         1,719,123          1,683,145
                             $19,728,989        $19,392,424
                                ========           ========

At December 31, 1994, 97 percent of the securities rated Aaa/AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer are greater than 1 percent of the Company's total investments in fixed maturities.

At December 31, 1994, approximately 10.9 percent of the Company's invested assets were mortgage loans on real estate. Summaries of mortgage loans by region of the United States and by type of real estate at December 31, 1994 and 1993 are as follows:

                               December 31, 1994           December 31, 1993
                           On Balance   Commitments    On Balance  Commitments
    Region                    Sheet     to Purchase       Sheet    to Purchase
East North Central         $  581,142    $ 62,291    $  552,150    $ 20,933
West North Central            257,996       7,590       361,704      16,746
South Atlantic                597,896      63,010       452,679      52,440
Middle Atlantic               408,940      34,478       260,239      41,090
New England                   209,867      23,087       155,214      17,620
Pacific                       138,900          --       120,378      15,492
West South Central             50,854          --        43,948         525
East South Central             67,503          --        73,748          --
Mountain                      122,668      18,750        70,410      14,594
                            2,435,766     209,206     2,090,470     179,440
Less allowance for losses      35,252          --        35,020          --
                           $2,400,514    $209,206    $2,055,450    $179,440
                              =======     =======       =======     =======

PAGE 34
2.   Investments (continued)

                               December 31, 1994           December 31, 1993
                           On Balance   Commitments    On Balance  Commitments
    Property type             Sheet     to Purchase       Sheet    to Purchase

Apartments                 $  904,012    $ 56,964    $  744,788    $ 79,153
Department/retail stores      802,522      88,325       624,651      65,402
Office buildings              321,761      21,691       234,042      15,583
Industrial buildings          232,962      18,827       217,648       9,279
Nursing/retirement homes       89,304       4,649        83,768         917
Hotels/motels                  32,666          --        33,138          --
Medical buildings              36,490      15,651        30,429       5,954
Residential                        20          --            78          --
Other                          16,029       3,099       121,928       3,152
                            2,435,766     209,206     2,090,470     179,440
Less allowance for losses      35,252          --        35,020          --
                           $2,400,514    $209,206    $2,055,450    $179,440
                              =======     =======       =======     =======

Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. The Company holds the mortgage document, which gives the right to take possession of the property if the borrower fails to perform according to the terms of the agreement. The fair value of the mortgage loans is determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities. Commitments to purchase mortgages are made in the ordinary course of business. The fair value of the mortgage commitments is $nil.

3.   Income taxes

The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

Income tax expense consists of the following:

                                    1994        1993        1992

Federal income taxes:
  Current                         $186,508    $180,558    $130,998
  Deferred                         (19,175)    (44,237)    (30,385)
                                   167,333     136,321     100,613

State income taxes-current           9,010       6,326       4,038
Income tax expense                $176,343    $142,647    $104,651
                                    ======      ======      ======

Increases (decreases) to the federal tax provision applicable to pretax income based on the statutory rate are attributable to:

PAGE 35
3.   Income taxes (continued)

                                   1994                 1993                 1992
                            Provision   Rate     Provision   Rate     Provision   Rate
Federal income
 taxes based on
 the statutory rate          $179,379   35.0%     $144,454   35.0%     $107,379   34.0%
Increases (decreases)
 are attributable to:
   Tax-excluded interest
    and dividend income        (9,939)  (2.0)      (11,002)  (2.7)       (8,209)  (2.6)
   Other, net                  (2,107)  (0.4)        2,869    0.7         1,443    0.4
Federal income taxes         $167,333   32.6%     $136,321   33.0%     $100,613   31.8%
                               ======    ===        ======    ===        ======    ===

A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a "policyholders' surplus account." At December 31, 1994, the Company had a policyholders' surplus account balance of $19,032. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $6,661 have not been established because no distributions of such amounts are contemplated.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                             1994          1993

Deferred tax assets:
Policy reserves                            $533,433      $453,436
Investments                                 116,736            --
Life insurance guarantee
  fund assessment reserve                    32,235        35,000
    Total deferred tax assets               682,404       488,436

Deferred tax liabilities:
Deferred policy acquisition costs           553,722       509,868
Investments                                      --        10,151
Other                                         4,621        12,037
   Total deferred tax
    liabilities                             558,343       532,056
   Net deferred tax assets (liabilities)   $124,061      $(43,620)
                                             ======        ======

The Company is required to establish a "valuation allowance" for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and, therefore, no such valuation allowance has been established.

PAGE 36
4.   Stockholder's equity

Retained earnings available for distribution as dividends to the parent are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $1,020,981 as of December 31, 1994 and $922,246 as of December 31,
1993 (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 1995 in excess of approximately $288,601 would require approval of the Department of Commerce of the State of Minnesota.

Statutory net income for 1994, 1993 and 1992 and capital and surplus as of December 31, 1994, 1993 and 1992 are summarized as follows:

                                      1994         1993      1992

Statutory net income              $  294,699   $  275,015  $180,296
Statutory capital and surplus      1,261,958    1,157,022   714,942

Dividends paid to American Express Financial Corporation were
$165,000 in 1994, $25,000 in 1993 and $20,000 in 1992.

5.   Related party transactions

The Company has loaned funds to American Express Financial Corporation under three loan agreements. The balance of the first loan was $40,000 and $75,000 at December 31, 1994 and 1993, respectively. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. It is collateralized by equities valued at $110,034 at December 31, 1994. The second loan was used to fund the construction of the IDS Operations Center. This loan was paid off during 1994 and had an outstanding balance of $84,588 at December 31, 1993. The loan was secured by a first lien on the IDS Operations Center property and had an interest rate of 9.89 percent. The Company also had a loan to an affiliate which was used to fund construction of the IDS Learning Center. This loan was sold to the parent during 1994 and the balance outstanding was $22,573 at December 31, 1993. The loan was secured by a first lien on the IDS Learning Center property and had an interest rate of 9.82 percent. Interest income on the above loans totaled $2,894, $11,116 and $10,711 in 1994, 1993 and 1992, respectively.

The Company purchased a five year secured note from an affiliated company which had an outstanding balance of $23,333 and $27,222 at December 31, 1994 and 1993, respectively. The note bears a fixed rate of 8.42 percent. Interest income on the above note totaled $2,278, $2,605 and $2,278 in 1994, 1993 and 1992, respectively.

The Company has a reinsurance agreement whereby it assumed 100 percent of a block of single premium life insurance business from an affiliated company. The accompanying consolidated balance sheet at December 31, 1994 and 1993 includes $765,366 and $759,714, respectively, of future policy benefits related to this agreement.

PAGE 37
5.   Related party transactions (continued)

The accompanying consolidated statement of income includes revenue from policyholder charges of $8, $21 and $109, and expenses of $6,912, $4,931 and $5,897 related to this agreement for 1994, 1993 and 1992, respectively.

The Company has a reinsurance agreement to cede 50 percent of its long-term care insurance business to an affiliated company. The accompanying consolidated balance sheet at December 31, 1994 and 1993 includes $65,123 and $44,086, respectively, of reinsurance receivables related to this agreement. Premiums ceded amounted to $20,360, $16,230 and $12,499 and reinsurance recovered from reinsurers amounted to $62, $404 and $250 for the years ended December 31, 1994, 1993 and 1992, respectively.

The Company participates in the retirement plan of American Express Financial Corporation which covers all permanent employees age 21 and over who have met certain employment requirements. The benefits are based on years of service and the employee's monthly average of basic annual salary rates in effect on January 1 or such other date at determined by American Express Financial Corporation of the highest five consecutive annual salaries of the last 10 years. American Express Financial Corporation's policy is to fund retirement plan costs accrued subject to ERISA and federal income tax considerations. The Company's share of the total net periodic pension cost was $nil in 1994, 1993 and 1992.

The Company also participates in defined contribution pension plans of American Express Financial Corporation which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 1994, 1993 and 1992 were $957, $2,008 and $1,826, respectively.

The Company participates in defined benefit health care plans of American Express Financial Corporation that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of American Express Financial Corporation. American Express Financial Corporation expenses these benefits and allocates the expenses to its subsidiaries. Accordingly, costs of such benefits to the Company are included in employee compensation and benefits and cannot be identified on a separate company basis. At December 31, 1994, the total accumulated post retirement benefit obligation, determined in accordance with SFAS 106 and based on an assumed interest rate of
8.75 percent and a health care cost trend rate of 7 percent, has been recorded as a liability by American Express Financial Corporation.

Charges by American Express Financial Corporation for use of joint facilities, marketing services and other services aggregated
$335,183, $243,346 and $204,675 for 1994, 1993 and 1992,
respectively.  Certain of these costs are included in deferred

PAGE 38
5.   Related party transactions (continued)

policy acquisition costs. In addition, the Company rents its home office space from American Express Financial Corporation on an annual renewable basis. Such rentals aggregated $965, $4,513 and $4,074 for 1994, 1993 and 1992, respectively.

6.   Commitments and contingencies

At December 31, 1994 and 1993, traditional life insurance and universal life-type insurance in force aggregated $52,666,567 and $46,125,515, respectively, of which $3,246,608 and $3,038,426 were reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under disability income policies. Under the agreements, premiums ceded to reinsurers amounted to $29,489, $28,276 and $24,222 and reinsurance recovered from reinsurers amounted to $5,505, $3,345 and $6,766 for the years ended December 31, 1994, 1993 and 1992.

Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

The Company settled all remaining IRS audit issues for the tax years 1984 through 1986 in September of 1994. There was no material impact as a result of this audit. Also, the IRS is currently auditing the Company's 1987 through 1989 tax years. Management does not believe there will be a material impact as a result of this audit.

7.   Lines of credit

The Company has available lines of credit with three banks aggregating $100,000 at 40 to 80 basis points over the banks' cost of funds or equal to the prime rate, depending on which line of credit agreement is used. Borrowings outstanding under these agreements were $nil and $1,519 at December 31, 1994 and 1993, respectively.

8.   Derivative financial instruments

The Company enters into transactions involving derivative financial instruments to manage its exposure to interest rate risk, including hedging specific transactions. The Company manages risks associated with these instruments as described below. The Company does not hold derivative instruments for trading purposes.

Market risk is the possibility that the value of the derivative financial instruments will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate. The Company is not impacted by market risk related to derivatives held for non-trading purposes beyond that inherent in cash market transactions. Derivatives held for purposes other than trading are largely used to manage risk and, therefore, the cash flow and income effects of the derivatives are inverse to the effects of the underlying transactions.
PAGE 39
8.   Derivative financial instruments (continued)

Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. The Company monitors credit exposure related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty and industry, and requiring collateral, where appropriate. A vast majority of the Company's counterparties are rated A or better by Moody's and Standard & Poor's.

The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts are not recorded on the balance sheet. Notional amounts far exceed the related credit exposure.

Credit exposure related to interest rate caps is measured by the
replacement cost of the contracts.   The replacement cost
represents the fair value of the instruments. Financial futures contracts are settled in cash daily.

                                     Notional     Carrying                Total Credit
Assets                                Amount       Value     Fair Value     Exposure
Financial futures contracts       $  159,800     $ 2,072     $ 2,072       $     -
Interest rate caps                 4,400,000      29,054      42,365        42,365
                                  $4,559,800     $31,126     $44,437       $42,365
                                     =======       =====       =====         =====

The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The financial futures contracts expire in 1995. The interest rate caps expire on various dates from 1995 to 1999.

Financial futures contracts and interest rate caps are used principally to manage the Company's exposure to rising interest rates. These instruments are used primarily to protect the margin between interest rate earned on investments and the interest rate credited to related annuity contract holders.

Changes in the fair value of financial futures contracts are accounted for as adjustments to the carrying amount of the hedged investments and amortized over the remaining lives of such investments. The cost of interest rate caps is amortized to interest expense over the life of the contracts and payments received as a result of these agreements are recorded as a reduction of interest expense when realized. The amortized cost of interest rate cap contracts is included in other investments.

9.   Fair values of financial instruments

The Company is required to disclose fair value information for most on- and off-balance sheet financial instruments for which it is practical to estimate that value. Certain financial instruments such as life insurance obligations, receivables and all non-financial instruments, such as deferred acquisition costs are

PAGE 40
9.   Fair values of financial instruments (continued)

excluded from required disclosure. Off-balance sheet intangible assets, such as the value of the field force, are also excluded. Management believes the value of excluded assets is significant. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented.

                                                1994                             1993

                                      Carrying         Fair            Carrying            Fair
Financial Assets                        Value          Value             Value             Value
 Investments:
   Fixed maturities (Note 2):
     Held to maturity                $11,269,861    $10,694,800      $        --       $        --
     Available for sale                8,017,555      8,017,555               --                --
     Investment securities                    --             --       19,392,424        20,425,979
   Mortgage loans on
    real estate (Note 2)               2,400,514      2,342,520        2,055,450         2,125,686
   Other:
    Equity securities (Note 2)             1,906          1,906            1,900             1,900
    Derivative financial
     instruments (Note 8)                 31,126         44,437           26,923            14,201
   Cash and
    cash equivalents (Note 1)            267,774        267,774          146,281           146,281
   Assets held in segregated
    asset accounts (Note 1)           10,881,235     10,881,235        8,991,694         8,991,694

Financial Liabilities
  Future policy benefits
   for fixed annuities                18,325,870     17,651,897       17,519,876        16,881,747
  Liabilities related to
   segregated asset accounts          10,398,861      9,943,672        8,645,418         8,305,209


At December 31, 1994 and 1993, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $971,897 and $913,127, respectively, and policy loans of $64,212 and $59,132, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 1994 and 1993. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at the rate appropriate for contracts issued in 1994 and 1993.

At December 31, 1994 and 1993 the fair value of liabilities related to segregated asset accounts is estimated as the carrying amount less variable insurance contracts carried at $482,374 and $346,276, respectively, and surrender charges, if applicable.

10.  Segment information

The Company's operations consist of two business segments; first, individual and group life insurance, disability income, health and long-term care insurance, and second, annuity products designed for individuals, pension plans, small businesses and employer-sponsored groups. The consolidated statement of income for the years ended December 31, 1994, 1993 and 1992 and total assets at December 31, 1994, 1993 and 1992 by segment are summarized as follows:

PAGE 41

                                      1994           1993           1992
Net investment income:
 Life, disability income,
  health and long-term
  care insurance                  $  247,047     $  250,224     $  246,676
 Annuities                         1,534,826      1,532,995      1,370,145
                                  $1,781,873     $1,783,219     $1,616,821
                                     =======        =======        =======
Premiums, charges
 and fees:
 Life, disability income,
  health and long-term
  care insurance                    $335,375       $281,284       $250,386
 Annuities                           193,370        143,876        104,952
                                    $528,745       $425,160       $355,338
                                      ======         ======         ======

Income before income taxes:
 Life, disability income,
  health and long-term
  care insurance                    $122,677       $104,127       $ 96,215
 Annuities                           394,117        315,336        223,316
 Net loss
  on investments                      (4,282)        (6,737)        (3,710)
                                    $512,512       $412,726       $315,821
                                      ======         ======         ======

Total assets:
 Life, disability income,
  health and long-term
  care insurance                 $ 5,269,188    $ 4,810,145    $ 4,093,778
 Annuities                        30,478,355     28,247,608     23,201,995
                                 $35,747,543    $33,057,753    $27,295,773
                                   =========       ========       ========

Allocations of net investment income and certain general expenses are based on various assumptions and estimates.

Assets are not individually identifiable by segment and have been allocated principally based on the amount of future policy benefits by segment.

Capital expenditures and depreciation expense are not material, and consequently, are not reported.

PAGE 42

IDS LIFE INSURANCE COMPANY
SCHEDULE I - CONSOLIDATED SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES ($ thousands)
AS OF DECEMBER 31, 1994


Column A                                  Column B          Column C            Column D

Type of Investment                          Cost             Value           Amount at which
                                                                              shown in the
                                                                              balance sheet
Fixed maturities:
  Held to maturity:
    United States Government and
     government agencies and
     authorities (a)                     $ 1,301,547       $ 1,177,730        $ 1,301,547
    States, municipalities and
     polictical subdivisions                   9,687             9,819              9,687
    All other corporate bonds              9,958,627         9,507,251          9,958,627
        Total held to maturity            11,269,861        10,694,800         11,269,861

Available for sale:
    United States Government and
     government agencies and
     authorities (b)                       3,783,176         3,514,514          3,514,514
    States, municipalities and
     polictical subdivisions                  11,008            11,710             11,710
    All other corporate bonds              4,664,944         4,491,331          4,491,331
        Total available for sale           8,459,128         8,017,555          8,017,555

Mortgage loans on real estate              2,400,514         XXXXXXXXX          2,400,514
Policy loans                                 381,912         XXXXXXXXX            381,912
Other investments                             51,795         XXXXXXXXX             51,795

        Total investments                $22,563,210       $ XXXXXXXXX        $22,121,637

(a) - Includes mortgage-backed securities with a cost and market value of $1,280,047 and $1,160,559, respectively.
(b) - Includes mortgage-backed securities with a cost and market value of $3,655,083 and $3,387,182, respectively.



IDS LIFE INSURANCE COMPANY
SCHEDULE II - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1994

      Column A          Column B          Column C          Column D          Column E           Column F          Column G

       Segment          Deferred           Future           Unearned         Other policy         Premium             Net
                         policy            policy           premiums          claims and          revenue          investment
                       acquisition        benefits,                            benefits                              income
                          cost             losses,                              payable
                                         claims and
                                            loss
                                          expenses
_____________________________________________________________________________________________________________________________
Annuities              $1,150,585        $19,361,979        $      -           $23,888            $      -         $1,534,826


Life, DI,
Long-term Care and
Health Insurance          714,739          3,346,931               -            26,180             144,640            247,047
_____________________________________________________________________________________________________________________________

Total                  $1,865,324        $22,708,910        $      -           $50,068            $144,640         $1,781,873
_____________________________________________________________________________________________________________________________

                        Column H          Column I          Column J          Column K

                        Benefits,       Amortization          Other           Premiums
                         claims,        of deferred         operating          written
                       losses and         policy            expenses
                       settlement       acquisition
                        expenses          costs
_____________________________________________________________________________________________________________________________
Annuities              $   (5,762)       $   194,060        $131,515            N/A


Life, DI,
Long-term Care and
Health Insurance          134,128             86,312          78,586            N/A
_____________________________________________________________________________________________________________________________

Total                  $  128,366        $   280,372        $210,101            N/A
_____________________________________________________________________________________________________________________________



IDS LIFE INSURANCE COMPANY
SCHEDULE II - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1993

      Column A          Column B          Column C          Column D          Column E           Column F          Column G

       Segment          Deferred           Future           Unearned         Other policy        Premium              Net
                         policy            policy           premiums          claims and         revenue           investment
                       acquisition        benefits,                            benefits                              income
                          cost             losses,                              payable
                                         claims and
                                            loss
                                          expenses
_____________________________________________________________________________________________________________________________
Annuities              $1,008,378        $18,492,135        $      -           $21,508            $      -         $1,532,995


Life, DI,
Long-term Care and
Health Insurance          644,006          3,148,932               -            23,008             127,245             250,22
_____________________________________________________________________________________________________________________________

Total                  $1,652,384        $21,641,067        $      -           $44,516            $127,245         $1,783,219
_____________________________________________________________________________________________________________________________

                        Column H          Column I          Column J          Column K

                        Benefits,       Amortization         Other            Premiums
                         claims,        of deferred        operating          written
                       losses and         policy            expenses
                       settlement       acquisition
                        expenses           costs
_____________________________________________________________________________________________________________________________

Annuities              $    3,656        $   139,602        $122,999            N/A


Life, DI,
Long-term Care and
Health Insurance          119,335             72,131         118,975            N/A
_____________________________________________________________________________________________________________________________

Total                  $  122,991        $   211,733        $241,974            N/A
_____________________________________________________________________________________________________________________________



IDS LIFE INSURANCE COMPANY
SCHEDULE II - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1992


      Column A          Column B          Column C          Column D          Column E           Column F          Column G

       Segment          Deferred           Future           Unearned         Other policy         Premium            Net
                         policy            policy           premiums          claims and          revenue         investment
                       acquisition        benefits,                            benefits                             income
                          cost             losses,                             payable
                                         claims and
                                            loss
                                          expenses
_____________________________________________________________________________________________________________________________
Annuities              $ 860,027         $16,342,419        $      -           $28,705            $       -        $1,370,145


Life, DI,
Long-term Care and
Health Insurance         580,848           2,883,469               -            21,194             114,379            246,676
_____________________________________________________________________________________________________________________________

Total                  $1,440,875        $19,225,888        $      -           $49,899            $114,379         $1,616,821
_____________________________________________________________________________________________________________________________

                        Column H          Column I          Column J          Column K

                        Benefits,       Amortization          Other           Premiums
                         claims,        of deferred         operating          written
                       losses and         policy             expenses
                       settlement       acquisition
                        expenses           costs
_____________________________________________________________________________________________________________________________
Annuities              $    1,870        $    81,706        $100,928            N/A


Life, DI,
Long-term Care and
Health Insurance          106,528             58,453         114,764            N/A
_____________________________________________________________________________________________________________________________

Total                  $  108,398        $   140,159        $215,692            N/A
_____________________________________________________________________________________________________________________________



IDS LIFE INSURANCE COMPANY
SCHEDULE III - REINSURANCE ($ thousands)
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


          Column A          Column B          Column C          Column D          Column E        Column F

                          Gross amount      Ceded to other    Assumed from           Net         % of amount
                                              companies      other companies       Amount       assumed to net
______________________________________________________________________________________________________________
For the year ended
 December 31, 1994

Life insurance in force    $50,814,651        $3,246,608       $1,851,916        $49,419,959         3.75%
______________________________________________________________________________________________________________

Premiums:
  Life insurance           $    51,219        $    3,354       $      319        $    48,184         0.66%
  DI & health insurance        114,049            17,593               --             96,456         0.00%
Total premiums             $   165,268        $   20,947       $      319        $   144,640         0.22%
______________________________________________________________________________________________________________

For the year ended
 December 31, 1993

Life insurance in force    $44,188,493        $3,038,426       $1,937,022        $43,087,089         4.50%
______________________________________________________________________________________________________________

Premiums:
  Life insurance           $    51,764        $    3,627       $       --        $    48,137         0.00%
  DI & health insurance         96,250            17,142               --             79,108         0.00%
Total premiums             $   148,014        $   20,769       $       --        $   127,245         0.00%
______________________________________________________________________________________________________________

For the year ended
 December 31, 1992

Life insurance in force    $38,888,963        $2,937,590       $2,015,382        $37,966,755         5.31%
______________________________________________________________________________________________________________

Premiums:
  Life insurance           $    53,238        $    3,849       $      330        $    49,719         0.66%
  DI & health insurance         78,347            13,687               --             64,660         0.00%
Total premiums             $   131,585        $   17,536       $      330        $   114,379         0.29%
______________________________________________________________________________________________________________



IDS LIFE INSURANCE COMPANY
SCHEDULE IV - VALUATION AND QUALIFYING ACCOUNTS ($ thousands)
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

          Column A               Column B           Column C                              Column D           Column E

                                                    Additions
                                                    ---------
                                 Balance at                           Charged to
        Description               Beginning         Charged to      Other Accounts-      Deductions-      Balance at End
                                 of Period       Costs & Expenses      Describe *        Describe **        of Period
________________________________________________________________________________________________________________________
For the year ended
 December 31, 1994
-----------------------------
Reserve for Mortgage Loans         $35,020              $232               $  0               $    0          $35,252
Reserve for Fixed Maturities       $22,777          ($16,777)              $  0               $6,000          $     0
Reserve for Other Investments      $10,700           ($3,185)              $  0               $    0          $ 7,515

For the year ended
 December 31, 1993
-----------------------------
Reserve for Mortgage Loans         $23,595           $13,635               $  0               $2,210          $35,020
Reserve for Fixed Maturities       $37,899          ($15,122)              $  0                               $22,777
Reserve for Other Investments      $12,834           ($4,344)              $  0              ($2,210)         $10,700

For the year ended
 December 31, 1992
------------------------------
Reserve for Mortgage Loans         $16,131            $8,440               $  0                 $976          $23,595
Reserve for Fixed Maturities       $45,100           ($7,601)              $400                 $  0          $37,899
Reserve for Other Investments      $ 7,782            $4,076               $  0                ($976)         $12,834

*  Cash received on bond previously written down.
** 1994 amount represents a direct writedown of the related investments in fixed maturities.  1993 and 1992 amounts represent transfers between reserve accounts.
