Form 10-Q
period 1995-03-31
IDS LIFE INSURANCE CO /MN
filed 1995-05-15
CIK 727892

PAGE 1
                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities
                    Exchange Act of 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

For Quarter ended March 31, 1995    Commission file number 33-28976

                      IDS LIFE INSURANCE COMPANY
         (Exact name of registrant as specified in its charter)

                   MINNESOTA                      41-0823832
         (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)     Identification No.)

     IDS TOWER 10, MINNEAPOLIS, MINNESOTA             55440-0010
     (Address of principal executive offices)         (Zip Code)

(Registrant's telephone number, including area code) (612) 671-2581

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No ___


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

PAGE 2
                 IDS LIFE INSURANCE COMPANY

                          FORM 10-Q

            For the Quarter Ended March 31, 1995

                      Table of Contents

PART I - FINANCIAL INFORMATION                                Page

     Item 1. Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1995 (unaudited) and
          December 31, 1994                                   3 - 4

          Consolidated Statements of Income for the
          three months ended March 31, 1995 and 1994
          (unaudited)                                           5

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1995 and 1994
          (unaudited)                                         6 - 7

          Notes to Consolidated Financial Statements
          (unaudited)                                         8 - 9

     Item 2. Management's Discussion and Analysis of
          Consolidated Financial Condition and
          Results of Operations                             10 - 12

PART II - OTHER INFORMATION                                    13

SIGNATURES                                                     14

PAGE 3
                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                             ($ thousands, except per share amount)

                                                             March 31          December 31,
ASSETS                                                         1995                1994
                                                            (unaudited)
Investments:
   Fixed maturities:
      Held to maturity, at amortized cost (Fair value:
       1995, $11,014,165; 1994, $10,694,800)                $11,216,376         $11,269,861
      Available for sale, at fair value (Amortized cost:
       1995, $9,241,648; 1994, $8,459,128)                    9,094,474           8,017,555
                                                             20,310,850          19,287,416
   Mortgage loans on real estate
     (Fair value: 1995, $2,515,556; 1994, $2,342,520)         2,479,800           2,400,514
   Policy loans                                                 391,770             381,912
   Other investments                                             64,180              51,795

              Total investments                              23,246,600          22,121,637

Cash and cash equivalents                                         3,173             267,774

Receivables:
   Reinsurance                                                   87,964              80,304
   Amounts due from brokers                                       3,700               7,933
   Other accounts receivable                                     26,538              49,745
   Premiums due                                                   1,469               1,594

              Total receivables                                 119,671             139,576

Accrued investment income                                       310,137             317,510

Deferred policy acquisition costs                             1,903,736           1,865,324

Deferred income taxes                                            41,932             124,061

Other assets                                                     38,149              30,426

Assets held in segregated asset accounts,
  primarily common stocks at market                          11,821,035          10,881,235

              Total assets                                  $37,484,433         $35,747,543
                                                             ==========          ==========

                                     See accompanying notes.

PAGE 4
                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                             ($ thousands, except per share amount)
                                           (continued)



                                                             March 31,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                            1995               1994
                                                            (unaudited)
Liabilities:
   Future policy benefits:
      Fixed annuities                                       $19,970,071         $19,361,979
      Universal life-type insurance                           2,943,084           2,896,100
      Traditional life insurance                                205,765             206,754
      Disability income, health and
        long-term care insurance                                260,444             244,077
   Policy claims and other
        policyholders' funds                                     75,675              50,068
   Amounts due to brokers                                        95,041             226,737
   Other liabilities                                            309,950             291,902
   Liabilities related to segregated
        asset accounts                                       11,821,035          10,881,235

              Total liabilities                              35,681,065          34,158,852

Stockholder's equity:
  Capital stock, $30 par value per share;
    100,000 shares authorized, issued and outstanding             3,000               3,000
  Additional paid-in capital                                    237,384             222,000
  Net unrealized loss
    on investments                                              (93,938)           (275,708)
  Retained earnings                                           1,656,922           1,639,399

              Total stockholder's equity                      1,803,368           1,588,691

Total liabilities and stockholder's equity                  $37,484,433         $35,747,543
                                                             ==========          ==========

                                     See accompanying notes.

PAGE 5
                                   IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          ($ thousands)
                                           (unaudited)

                                                   Three months ended
                                                        March 31,
                                                    1995          1994
Revenues:
  Premiums:
    Traditional life insurance                   $ 12,204        $ 11,726
    Disability income, health and
     long-term care insurance                      26,484          22,181

              Total premiums                       38,688          33,907

  Policyholder and contractholder charges          62,026          53,097
  Management and other fees                        46,590          37,559
  Net investment income                           460,614         452,111
  Net realized gain (loss) on investments          (1,238)          2,813

              Total revenues                      606,680         579,487

Benefits and expenses:
  Death and other benefits:
    Traditional life insurance                      6,850           6,307
    Universal life-type insurance
      and investment contracts                     16,542          23,363
    Disability income, health and
     long-term care insurance                       3,752           2,991
  Increase (decrease) in liabilities for
     future policy benefits:
         Traditional life insurance                  (963)           (673)
         Disability income, health and
          long-term care insurance                 10,632           9,653
  Interest credited on universal life-type
     insurance and investment contracts           312,040         290,219
  Amortization of deferred policy
     acquisition costs                             64,773          80,917
  Other insurance and operating expenses           60,918          47,804

              Total benefits and expenses         474,544         460,581

Income before income taxes                        132,136         118,906

Income taxes                                       46,342          41,147

Net income                                       $ 85,794        $ 77,758
                                                   ======          ======

                                     See accompanying notes.

PAGE 6
                                   IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ thousands)
                                           (unaudited)

                                                              Three months ended
                                                                   March 31,
                                                              1995           1994
Cash flows from operating activities:
  Net income                                               $ 85,794         $ 77,759
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Policy loans, excluding universal
         life-type insurance:
              Issuance                                      (10,204)          (7,177)
              Repayment                                       8,746            7,948
       Change in reinsurance receivable                      (7,660)          (4,283)
       Change in other accounts receivable                   23,207              477
       Change in accrued investment income                    7,373           (1,879)
       Change in deferred policy
          acquisition costs, net                            (52,164)         (26,053)
       Change in liabilities for future policy
          benefits for traditional life,
          disability income, health and
          long-term care insurance                           15,378           13,422
       Change in policy claims and other
          policyholders' funds                               25,607           30,960
       Change in deferred income taxes                      (15,971)         (14,834)
       Change in other liabilities                           19,502           30,089
       Amortization of premium
         (accretion of discount), net                        75,421           (9,914)
       Net (gain) loss on investments                         1,238           (2,813)
       Activity related to universal
         life-type insurance:
              Premiums                                      113,073          101,581
              Surrenders and death benefits                 (71,379)         (78,637)
              Interest credited to account balances          39,473           37,326
       Policyholder and contractholder charges,
         non-cash                                           (34,183)         (31,166)
       Other, net                                             3,027             (135)

         Net cash provided by operating activities         $226,278         $122,671

                                     See accompanying notes.

PAGE 7
                                   IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ thousands)
                                           (unaudited)
                                           (continued)

                                                              Three months ended
                                                                   March 31,
                                                              1995           1994
Cash flows from investing activities:
  Fixed maturities held to maturity:
     Purchases                                            ($120,997)       ($775,221)
     Maturities, sinking fund payments and calls            145,157          702,184
     Sales                                                   61,991           25,558
  Fixed maturities available for sale:
     Purchases                                             (871,475)        (861,073)
     Maturities, sinking fund payments and calls             78,755          439,702
     Sales                                                        -            2,941
  Other investments, excluding policy loans:
     Purchases                                             (151,337)        (143,277)
     Sales                                                   50,902          145,116
  Change in amounts due from broker                           4,233           (1,222)
  Change in amounts due to broker                          (131,696)         214,475

              Net cash used in investing activities        (934,467)        (250,817)

Cash flows from financing activities:
  Activity related to investment contracts:
     Considerations received                                951,274          555,872
     Surrenders and death benefits                         (701,853)        (747,160)
     Interest credited to account balances                  272,567          253,000
  Universal life-type insurance policy loans:
     Issuance                                               (22,434)         (16,433)
     Repayment                                               14,034           13,695
  Cash dividends to parent                                  (70,000)         (40,000)

              Net cash provided by financing activities     443,588           18,974

Net decrease in cash and cash equivalents                  (264,601)        (109,172)

Cash and cash equivalents at beginning of period            267,774          146,281

Cash and cash equivalents at end of period                 $  3,173         $ 37,109
                                                              =====           ======

                                     See accompanying notes.

PAGE 8
                 IDS LIFE INSURANCE COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 1995
                      ($ in thousands)
                         (unaudited)

1.   General

In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 1995, statements of income for the three months ended March 31, 1995 and 1994 and statements of cash flows for the three months ended March 31, 1995 and 1994.

The Company is a wholly owned subsidiary of American Express Financial Corporation ( formerly IDS Financial Corporation), which is a wholly owned subsidiary of American Express Company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IDS Life Insurance Company of New York, American Enterprise Life Insurance Company, American Centurion Life Assurance Company and American Partners Life Insurance Company. All material intercompany accounts and transactions have been eliminated in consolidation.

2.   Nature of business

The Company is engaged in the life insurance and annuity business. The Company sells various forms of fixed and variable individual life insurance, group life insurance, individual and group disability income insurance, long-term care insurance, and single and installment premium fixed and variable annuities.

3.   Statements of cash flows

The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents.
These securities are carried principally at amortized cost which approximates market value.

Cash paid for interest on borrowings totaled $20 and $897 for the three months ended March 31, 1995 and 1994, respectively. Cash paid (refunded) for income taxes totaled $(3,367) and $14,226 for the three months ended March 31, 1995 and 1994, respectively.

4.   Commitments and contingencies

Commitments for purchases of investments in the ordinary course of business at March 31, 1995 aggregated $196,112.

PAGE 9
                 IDS LIFE INSURANCE COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ in thousands)
                         (unaudited)
                          (continued)

4.   Commitments and contingencies (continued)

The maximum amount of risk retained by the Company on any one life is $750 of life and waiver of premium benefits plus $50 of accidental death benefits. The excesses are reinsured with other life insurance companies on a yearly renewable term basis.

The Company is a defendant in various lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

PAGE 10
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1995 Compared to Three Months Ended
March 31, 1994:

     Consolidated net income increased 10 percent to $86 million for the three months ended March 31, 1995, compared to $78 million in 1994. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges, partially offset by a decrease in investment margins. The increases reflect higher average insurance and annuities in force. Investment margins were below prior year levels primarily due to the increase in interest rates credited.

     Total premiums received increased to $1.5 billion for the three months ended March 31, 1995, compared with $1.4 billion a year ago. This increase is primarily due to sales of fixed rate annuities.

     Total revenues increased 4.7 percent to $607 million for the three months ended March 31, 1995, compared with the corresponding period in 1994. The increase is primarily due to increases in net investment income, policyholder and contractholder charges and management fees.

     Net investment income increased to $461 million for the three months ended March 31, 1995, compared with $452 million a year ago. The increase is a result of higher asset levels which increased 10 percent from a year ago to $37 billion at March 31, 1995.

     Policyholder and contractholder charges increased to $62 million for the three months ended March 31, 1995, compared with $53 million a year ago. This increase is primarily due to higher life insurance in force.

     Management and other fees increased to $47 million for the three months ended March 31, 1995, compared with $38 million a year ago. This is primarily due to an increase in assets held in segregated assets accounts, which grew 25 percent to $11.8 billion at March 31, 1995 due to market appreciation and positive net sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the segregated asset accounts.

     Total benefits and expenses increased slightly to $475 million for the three months ended March 31, 1995, compared to $461 million a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased to $312 million, compared with $290 million for the corresponding period in 1994. This is primarily due to an increase in interest credited rates and higher aggregate amounts in force. Amortization of deferred policy acquisition costs decreased to $65

PAGE 11
million for the three months ended March 31, 1995, compared to $81 million a year ago. This decrease is a result of a high level of surrenders in 1994 as a result of an exchange plan announced during the first quarter of 1994.

     As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The adoption of SFAS No. 114 did not have a material impact on the Company's results of operations or financial condition.

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

     The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, and new investment purchases.

     The Company has available lines of credit with three banks aggregating $100 million, which are used strictly as short-term sources of funds. At March 31, 1995, there were no outstanding borrowings under these agreements. The Company also uses reverse

PAGE 12
repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totalled $19 million at March 31, 1995.

     At March 31, 1995, approximately 7.7 percent of the Company's invested assets were below-investment-grade bonds, compared to 8.9 percent at December 31, 1994. These investments may be subject to a higher degree of risk than the more "traditional" issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

     At March 31, 1995, net unrealized depreciation on investments in fixed maturities held for investment totaled $202 million. For the three months ended March 31, 1995, sales of fixed maturities held for investment were due to either credit deterioration or early extinguishment by the issuer.

     At March 31, 1995, the Company had an allowance for losses on mortgage loans of $35 million.

     The Company paid $70 million in dividends to its parent during the three months ended March 31, 1995.

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

PAGE 13
PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March
          31, 1995.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

No reports on Form 8-K were required to be filed by the Company for the three months ended March 31, 1995.

PAGE 14
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                    IDS LIFE INSURANCE COMPANY

BY                            Melinda S. Urion

NAME AND TITLE                Melinda S. Urion
                              Executive Vice President and
                              Controller

DATE                          May 10, 1995