Form 10-Q
period 1995-06-30
IDS LIFE INSURANCE CO /MN
filed 1995-08-14
CIK 727892

PAGE 1
                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

(Mark one)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

For Quarter ended June 30, 1995     Commission file number 33-28976

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

PAGE 2
                 IDS LIFE INSURANCE COMPANY

                          FORM 10-Q

             For the Quarter Ended June 30, 1995

                      Table of Contents

PART I - FINANCIAL INFORMATION                              Page

     Item 1. Financial Statements

          Consolidated Balance Sheets as of
          June 30, 1995 (unaudited) and
          December 31, 1994                                 3 - 4

          Consolidated Statements of Income for the
          three months ended June 30, 1995 and 1994
          (unaudited)                                         5

          Consolidated Statements of Income for the
          six months ended June 30, 1995 and 1994
          (unaudited)                                         6

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1995 and 1994
          (unaudited)                                       7 - 8

          Notes to Consolidated Financial Statements
          (unaudited)                                       9 - 10

     Item 2. Management's Discussion and Analysis of
             Consolidated Financial Condition and
             Results of Operations                         11 - 13

PART II - OTHER INFORMATION                                  14

SIGNATURES                                                   15

PAGE 3

IDS LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
($ thousands, except per share amount)

                                                                   June 30,       December 31,
ASSETS                                                               1995            1994
                                                                  (unaudited)
Investments:
   Fixed maturities:
      Held to maturity, at amortized cost  (Fair value:
        1995, $11,553,681; 1994, $10,694,800)                     $11,217,462     $11,269,861
      Available for sale, at fair value (Amortized cost:
        1995, $9,687,942; 1994, $8,459,128)                         9,867,064       8,017,555

                                                                   21,084,526      19,287,416
   Mortgage loans on real estate
      (Fair value: 1995, $2,741,110 ; 1994, $2,342,520)             2,564,568       2,400,514
   Policy loans                                                       403,445         381,912
   Other investments                                                   98,115          51,795

         Total investments                                         24,150,654      22,121,637

Cash and cash equivalents                                              56,316         267,774

Receivables:
   Reinsurance                                                         96,642          80,304
     Amounts due from brokers                                           3,259           7,933
     Other accounts receivable                                         34,402          49,745
     Premiums due                                                       4,614           1,594

         Total receivables                                            138,917         139,576

Accrued investment income                                             330,255         317,510

Deferred policy acquisition costs                                   1,937,273       1,865,324

Deferred income taxes                                                       -         124,061

Other assets                                                           46,332          30,426

Assets held in segregated asset accounts,
   primarily common stocks at market                               12,968,713      10,881,235

         Total assets                                             $39,628,460     $35,747,543

See accompanying notes.

IDS LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
($ thousands, except per share amount)
(continued)


                                                                   June 30,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                 1995            1994
                                                                  (unaudited)
Liabilities:
   Future policy benefits:
      Fixed annuities                                             $20,330,776     $19,361,979
         Universal life-type insurance                              2,986,664       2,896,100
         Traditional life insurance                                   208,703         206,754
         Disability income, health and long-term care                 285,771         244,077
           insurance
      Policy claims and other policyholders' funds                     86,488          50,068
      Amounts due to brokers                                          374,432         226,737
      Deferred income taxes                                            60,382               -
      Other liabilities                                               259,876         291,902
      Liabilities related to segregated asset accounts             12,968,713      10,881,235

            Total liabilities                                      37,561,805      34,158,852


Stockholder's equity:
   Capital stock, $30 par value per share;
      100,000 shares authorized, issued and outstanding                 3,000           3,000
   Additional paid-in capital                                         237,384         222,000
   Net unrealized gain (loss) on investments                          109,410        (275,708)
   Retained earnings                                                1,716,861       1,639,399

            Total stockholder's equity                              2,066,655       1,588,691


Total liabilities and stockholder's equity                        $39,628,460     $35,747,543

See accompanying notes.

PAGE 5

IDS LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
($ thousands)
(unaudited)

                                                                   Three months ended
                                                                        June 30,
                                                                   1995          1994
Revenues:
   Premiums:
      Traditional life insurance                                 $ 13,251      $ 12,163
      Disability income, health and long-term care insurance       26,828        22,389

            Total premiums                                         40,079        34,552

   Policyholder and contractholder charges                         63,145        53,593
   Management and other fees                                       50,840        39,547
   Net investment income                                          476,106       441,150
   Net realized loss on investments                                (1,512)       (3,627)

            Total revenues                                        628,658       565,215

Benefits and expenses:
   Death and other benefits:
      Traditional life insurance                                    8,505         9,457
      Universal life-type insurance and investment contracts       17,481        13,933
      Disability income, health and long-term care insurance        4,761         2,946
   Increase (decrease) in liabilities for future policy benefits:
      Traditional life insurance                                     (758)         (625)
      Disability income, health and long-term care insurance       14,640         8,269
   Interest credited on universal life-type insurance and
        investment contracts                                      329,834       287,884
   Amortization of deferred policy acquisition costs               59,844        62,075
   Other insurance and operating expenses                          49,375        52,248

            Total benefits and expenses                           483,682       436,187

Income before income taxes                                        144,976       129,028

Income taxes                                                       50,038        44,591

Net income                                                       $ 94,938      $ 84,437

See accompanying notes.

PAGE 6
IDS LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
($ thousands)
(unaudited)

                                                                   Six months ended
                                                                       June 30,
                                                                  1995          1994
Revenues:
   Premiums:
      Traditional life insurance                               $   25,455    $   23,889
      Disability income, health and long-term care insurance       53,312        44,570

            Total premiums                                         78,767        68,459

   Policyholder and contractholder charges                        125,171       106,690
   Management and other fees                                       97,430        77,106
   Net investment income                                          936,720       893,261
   Net realized loss on investments                                (2,750)         (814)

            Total revenues                                      1,235,338     1,144,702

Benefits and expenses:

   Death and other benefits:
      Traditional life insurance                                   15,355        15,764
      Universal life-type insurance and investment contracts       34,023        37,296
      Disability income, health and long-term care insurance        8,513         5,937
   Increase (decrease) in liabilities for future policy benefits:
      Traditional life insurance                                   (1,721)       (1,298)
      Disability income, health and long-term care insurance       25,272        17,922
   Interest credited on universal life-type insurance and
     investment contracts                                         641,874       578,103
   Amortization of deferred policy acquisition costs              124,617       142,992
   Other insurance and operating expenses                         110,293       100,052

            Total benefits and expenses                           958,226       896,768

Income before income taxes                                        277,112       247,934

Income taxes                                                       96,380        85,738

Net income                                                     $  180,732    $  162,196

See accompanying notes.

PAGE 7

IDS LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ thousands)
(unaudited)

                                                                    Six months ended
                                                                        June 30,
                                                                   1995          1994
Cash flows from operating activities:
   Net income                                                   $ 180,732     $ 162,196
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Policy loans, excluding universal life-type insurance:
           Issuance                                               (22,684)      (17,108)
           Repayment                                               18,321        16,318
        Change in reinsurance receivable                          (16,338)       (9,098)
        Change in other accounts receivable                        15,343       (12,746)
        Change in accrued investment income                       (12,745)       (8,831)
        Change in deferred policy acquisition costs, net         (100,483)      (80,190)
        Change in liabilities for future policy benefits for
         traditional life, disability income, health and
         long-term care insurance                                  43,643        26,017
        Change in policy claims and other policyholders' funds     36,420        33,890
        Change in deferred income taxes                           (22,928)      (17,101)
        Change in other liabilities                               (32,026)       (6,460)
        Amortization of premium (accretion of discount), net      (12,184)        5,133
        Net loss on investments                                     2,750           814
        Activity related to universal life-type insurance:
           Premiums                                               227,118       197,855
           Surrenders and death benefits                         (148,131)     (150,004)
           Interest credited to account balances                   80,075        74,456
        Policyholder and contractholder charges, non-cash         (68,498)      (62,014)
        Other, net                                                  9,723          (448)

            Net cash provided by operating activities           $ 178,108     $ 152,679

See accompanying notes.

PAGE 8
IDS LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ thousands)
(unaudited)
(continued)

                                                                   Six months ended
                                                                       June 30,
                                                                  1995          1994
Cash flows from investing activities:
   Fixed maturities held to maturity:
      Purchases                                               $  (391,215)   $  (796,443)
      Maturities, sinking fund payments and calls                 307,164      1,180,937
      Sales                                                       125,282         40,575
   Fixed maturities available for sale:
      Purchases                                                (1,567,022)      (910,158)
      Maturities, sinking fund payments and calls                 323,689        756,602
      Sales                                                        14,820         86,996
   Other investments, excluding policy loans:
      Purchases                                                  (294,900)      (299,329)
      Sales                                                        93,620        176,710
   Change in amounts due from broker                                4,674          5,605
   Change in amounts due to broker                                147,695       (323,532)

         Net cash used in investing activities                 (1,236,193)       (82,037)

Cash flows from financing activities:
   Activity related to investment contracts:
      Considerations received                                   1,829,091     1,372,806
      Surrenders and death benefits                            (1,422,092)   (1,834,997)
      Interest credited to account balances                       561,798       503,647
   Universal life-type insurance policy loans:
      Issuance                                                    (43,467)      (36,419)
      Repayment                                                    26,297        25,472
   Cash dividends to parent                                      (105,000)      (75,000)

          Net cash provided by (used in) financing activities     846,627       (44,491)

Net increase (decrease) in cash and cash equivalents             (211,458)       26,151

Cash and cash equivalents at beginning of period                  267,774       146,281

Cash and cash equivalents at end of period                    $    56,316    $  172,432

See accompanying notes.

PAGE 9
                 IDS LIFE INSURANCE COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 1995
                      ($ in thousands)
                         (unaudited)

1. General

In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 1995, statements of income for the three and six months ended June 30, 1995 and 1994 and statements of cash flows for the six months ended June 30, 1995 and 1994.

The Company is a wholly owned subsidiary of American Express Financial Corporation which is a wholly owned subsidiary of American Express Company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IDS Life Insurance Company of New York, American Enterprise Life Insurance Company, American Centurion Life Assurance Company and American Partners Life Insurance Company.
All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash paid for interest on borrowings totaled $1,879 and $1,377 for the six months ended June 30, 1995 and 1994, respectively. Cash paid for income taxes totaled $111,800 and $110,658 for the six months ended June 30, 1995 and 1994, respectively.

4. Commitments and contingencies

Commitments for purchases of investments in the ordinary course of business at June 30, 1995 aggregated $266,503.

PAGE 10
                 IDS LIFE INSURANCE COMPANY

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

PAGE 11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 1995 Compared to Six Months Ended June
30, 1994:

Consolidated net income increased 12 percent to $181 million for the six months ended June 30, 1995, compared to $162 million in 1994. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges, partially offset by a decrease in investment margins. The increases reflect higher average insurance and annuities in force. Investment margins were below prior year levels primarily due to the increase in interest rates credited.

Total premiums received decreased to $2.8 billion for the six months ended June 30, 1995, compared with $3.1 billion a year ago. This decrease is primarily due to decreased sales of variable annuities.

Total revenues increased 7.9 percent to $1.2 billion for the six months ended June 30, 1995, compared with the corresponding period in 1994. The increase is primarily due to increases in net investment income, policyholder and contractholder charges and management fees.

Net investment income increased to $937 million for the six months ended June 30, 1995, compared with $893 million a year ago. The increase reflects higher total investments which increased 13 percent from a year ago to $24 billion at June 30, 1995.

Policyholder and contractholder charges increased to $125 million for the six months ended June 30, 1995, compared with $107 million a year ago. This increase is primarily due to higher life insurance in force.

Management and other fees increased to $97 million for the six months ended June 30, 1995, compared with $77 million a year ago. This is primarily due to an increase in assets held in segregated asset accounts, which grew 32 percent to $13 billion at June 30, 1995 due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the segregated asset accounts.

Total benefits and expenses increased to $958 million for the six months ended June 30, 1995, compared to $897 million a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased to $642 million, compared with $578 million for the corresponding period in 1994. This is due to higher aggregate amounts in force and an increase in interest credited rates.

PAGE 12
Amortization of deferred policy acquisition costs decreased to $125 million for the six months ended June 30, 1995, compared to $143 million a year ago. This decrease is a result of a high level of surrenders in 1994 as a result of an exchange plan announced during the first quarter of 1994.

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

The Company has available lines of credit with three banks aggregating $100 million, which are used strictly as short-term sources of funds. Outstanding borrowings under these agreements totalled $10 million at June 30, 1995. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totalled $332 million at June 30, 1995.

PAGE 13
At June 30, 1995, approximately 7.7 percent of the Company's invested assets were below-investment-grade bonds, compared to 8.9 percent at December 31, 1994. These investments may be subject to a higher degree of risk than the more traditional issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At June 30, 1995, net unrealized appreciation on investments in fixed maturities held to maturity totalled $336 million. For the six months ended June 30, 1995, sales of fixed maturities held for investment were due to either credit deterioration or early extinguishment by the issuer.

At June 30, 1995, the Company had an allowance for losses on mortgage loans of $38 million.

The Company paid $105 million in dividends to its parent during the six months ended June 30, 1995.

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

PAGE 14
PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended June 30, 1995.

Item 2.   CHANGES IN SECURITIES

Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.   OTHER INFORMATION

Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Not applicable.

No reports on Form 8-K were required to be filed by the Company for the six months ended June 30, 1995.

PAGE 15
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                     IDS LIFE INSURANCE COMPANY

BY                             /s/ Melinda S. Urion

NAME AND TITLE                 Melinda S. Urion
                               Executive Vice President and
                                 Controller

DATE                           Aug 14, 1995