Form 10-Q
period 1995-09-30
IDS LIFE INSURANCE CO /MN
filed 1995-11-13
CIK 727892

PAGE 1
                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

(Registrant's telephone number, including area code) (612) 671-1257

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

PAGE 2
                 IDS LIFE INSURANCE COMPANY

                          FORM 10-Q

          For the Quarter Ended September 30, 1995

                      Table of Contents

PART I - FINANCIAL INFORMATION                                Page

  Item 1. Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1995 (unaudited) and
          December 31, 1994                                  3 - 4

          Consolidated Statements of Income for the
          three months ended September 30, 1995 and 1994
          (unaudited)                                          5

          Consolidated Statements of Income for the
          nine months ended September 30, 1995 and 1994
          (unaudited)                                          6

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1995 and 1994
          (unaudited)                                        7 - 8

          Notes to Consolidated Financial Statements
          (unaudited)                                        9 - 10

  Item 2. Management's Discussion and Analysis of
          Consolidated Financial Condition and
          Results of Operations                             11 - 13

PART II - OTHER INFORMATION                                    14

SIGNATURES                                                     15

PAGE 3
                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                             ($ thousands, except per share amount)

                                                               September 30,         December 31,
ASSETS                                                             1995                  1994
                                                                (unaudited)
Investments:
   Fixed Maturities:
      Held to maturity, at amortized cost (Fair value:
         1995, $11,393,021; 1994, $10,694,800)                   $11,036,382           $11,269,861
      Available for sale, at fair value (Amortized cost:
         1995, $9,723,978; 1994, $8,459,128)                       9,907,299             8,017,555

                                                                  20,943,681            19,287,416

   Mortgage loans on real estate
     (Fair value: 1995, $2,847,560; 1994, $2,342,520)              2,694,957             2,400,514
   Policy loans                                                      414,139               381,912
   Other investments                                                 116,849                51,795

          Total investments                                       24,169,626            22,121,637

Cash and cash equivalents                                              5,190               267,774

Receivables:
   Reinsurance                                                       105,409                80,304
   Amounts due from brokers                                           10,605                 7,933
   Other accounts receivable                                          26,092                49,745
   Premiums due                                                        4,779                 1,594

         Total receivables                                           146,885               139,576

Accrued investment income                                            329,436               317,510

Deferred policy acquisition costs                                  1,961,532             1,865,324

Deferred income taxes                                                      -               124,061

Other assets                                                          61,662                30,426

Assets held in segregated asset accounts,
  primarily common stocks at market                               14,120,026            10,881,235

        Total assets                                             $40,794,357           $35,747,543

See accompanying notes.

PAGE 4
                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                             ($ thousands, except per share amount)
                                           (continued)


                                                               September 30,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               1995                  1994
                                                                (unaudited)
Liabilities:
   Future policy benefits:
      Fixed annuities                                            $20,472,909           $19,361,979
      Universal life-type insurance                                3,025,137             2,896,100
      Traditional life insurance                                     208,667               206,754
      Disability income, health and
        long-term care insurance                                     306,748               244,077
   Policy claims and other
      policyholders' funds                                            77,143                50,068
   Amounts due to brokers                                            166,933               226,737
   Deferred income taxes                                              53,331                     -
   Other liabilities                                                 242,749               291,902
   Liabilities related to segregated
      asset accounts                                              14,120,026            10,881,235

         Total liabilities                                        38,673,643            34,158,852

Stockholder's equity:
   Capital Stock, $30 par value per share;                             3,000                 3,000
      100,000 shares authorized, issued and outstanding
   Additional paid-in capital                                        237,384               222,000
   Net unrealized gain (loss) on investments                         113,751              (275,708)
   Retained earnings                                               1,766,579             1,639,399

         Total stockholder's equity                                2,120,714             1,588,691

Total liabilities and stockholder's equity                       $40,794,357           $35,747,543

See accompanying notes.


                                   IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          ($ thousands)
                                           (unaudited)


                                                               Three months ended
                                                                  September 30,
                                                             1995              1994
Revenues:
   Premiums:
      Traditional life insurance                         $   12,213        $   11,881
      Disability income, health and
       long-term care insurance                              28,343            23,678

           Total premiums                                    40,556            35,559

   Policyholder and contractholder charges                   63,768            55,499
   Management and other fees                                 55,634            43,492
   Net Investment Income                                    477,997           437,689
   Net realized gain (loss) on investments                      145            (1,023)

           Total revenues                                   638,100           571,216

Benefits and expenses:
   Death and other benefits:
      Traditional life insurance                              6,769             5,770
      Universal life-type insurance
          and investment contracts                           17,532            13,258
      Disability income, health and
          long-term care insurance                            4,578             3,819
   Increase (decrease) in liabilities for
      future policy benefits:
          Traditional life insurance                              7              (436)
          Disability income, health and
           long-term care insurance                          12,956            12,745
   Interest credited on universal life-type
      insurance and investment contracts                    333,159           292,978
   Amortization of deferred policy
      acquisition costs                                      86,622            64,935
   Other insurance and operating expenses                    46,478            42,414

          Total benefits and expenses                       508,101           435,483

Income before income taxes                                  129,999           135,733

Income taxes                                                 45,180            45,665

Net income                                               $   84,819        $   90,068

See accompanying notes.

                                   IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          ($ thousands)
                                           (unaudited)

                                                               Nine months ended
                                                                  September 30,
                                                             1995              1994

Revenues:
   Premiums:
      Traditional life insurance                         $   37,668        $   35,770
      Disability income, health and
       long-term care insurance                              81,655            68,248

          Total premiums                                    119,323           104,018

   Policyholder and contractholder charges                  188,939           162,189
   Management and other fees                                153,064           120,598
   Net Investment Income                                  1,414,616         1,330,950
   Net realized loss on investments                          (2,605)           (1,837)

          Total revenues                                  1,873,337         1,715,918

Benefits and expenses:
   Death and other benefits:
      Traditional life insurance                             22,124            21,534
      Universal life-type insurance
          and investment contracts                           51,555            50,554
      Disability income, health and
          long-term care insurance                           13,091             9,756
   Increase (decrease) in liabilities for
      future policy benefits:
          Traditional life insurance                         (1,714)           (1,734)
          Disability income, health and
           long-term care insurance                          38,228            30,667
   Interest credited on universal life-type
      insurance and investment contracts                    975,033           871,081
   Amortization of deferred policy
      acquisition costs                                     211,239           207,927
   Other insurance and operating expenses                   156,771           142,466

          Total benefits and expenses                     1,466,327         1,332,251

Income before income taxes                                  407,010           383,667

Income taxes                                                141,560           131,403

Net income                                               $  265,450        $  252,264

See accompanying notes.

PAGE 7
                                   IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ thousands)
                                           (unaudited)

                                                               Nine months ended
                                                                  September 30,
                                                              1995            1994
Cash flows from operating activities:
  Net income                                             $   265,450     $   252,264
  Adjustments to reconcile net income to
     net cash provided by operating activities:
         Policy loans, excluding universal
            life-type insurance:
                 Issuance                                    (35,332)        (28,037)
                 Repayment                                    26,993          24,913
         Change in reinsurance receivable                    (25,305)        (16,538)
         Change in other accounts receivable                  23,653          (5,723)
         Change in accrued investment income                 (11,926)         (1,857)
         Change in deferred policy
            acquisition costs, net                          (124,744)       (127,804)
         Change in liabilities for future policy
            benefits for traditional life,
            disability income, health and
            long-term care insurance                          64,584          44,007
         Change in policy claims and other
            policyholders' funds                              27,075          53,260
         Change in deferred income taxes                     (32,318)        (29,718)
         Change in other liabilities                         (49,153)          4,222
         Amortization of premium
            (accretion of discount), net                     (19,620)          8,280
         Net loss on investments                               2,605           1,837
         Activity related to universal
            life-type insurance:
                 Premiums                                    339,747         299,172
                 Surrenders and death benefits              (228,266)       (218,766)
                 Interest credited to account balances       121,324         112,289
         Policyholder and contractholder charges,
            non-cash                                        (103,768)        (93,979)
         Other, net                                            3,300          (3,541)

           Net cash provided by operating activities     $   244,299     $   274,281

See accompanying notes.

                                   IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ thousands)
                                           (unaudited)
                                           (continued)


                                                               Nine months ended
                                                                  September 30,
                                                              1995            1994
Cash flows from investing activities:
   Fixed maturities held to maturity:
      Purchases                                         ($   443,661)   ($   809,541)
      Maturities, sinking fund payments and calls            485,070       1,385,948
      Sales                                                  175,616          42,762
   Fixed maturities available for sale:
      Purchases                                           (1,831,133)     (1,827,901)
      Maturities, sinking fund payments and calls            553,582         968,698
      Sales                                                   50,031         179,117
   Other investments, excluding policy loans:
      Purchases                                             (505,182)       (440,592)
      Sales                                                  124,229         222,664
   Change in amounts due from broker                          (2,672)          4,119
   Change in amounts due to broker                           (59,805)       (156,621)

            Net cash used in investing activities         (1,453,925)       (431,347)

Cash flows from financing activities:
   Activity related to investment contracts:
      Considerations received                              2,338,090       2,250,745
      Surrenders and death benefits                       (2,080,869)     (2,702,747)
      Interest credited to account balances                  853,709         758,793
   Universal life-type insurance policy loans:
      Issuance                                               (63,768)        (56,182)
      Repayment                                               39,880          38,047
   Cash dividends to parent                                 (140,000)       (105,000)

            Net cash provided by financing activities        947,042         183,656

Net increase (decrease) in cash and cash equivalents        (262,584)         26,590

Cash and cash equivalents at beginning of period             267,774         146,281

Cash and cash equivalents at end of period               $     5,190     $   172,871

See accompanying notes.

PAGE 9
                 IDS LIFE INSURANCE COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 1995
                      ($ in thousands)
                         (unaudited)

1.   General

In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 1995, statements of income for the three and nine months ended September 30, 1995 and 1994 and statements of cash flows for the nine months ended September 30, 1995 and 1994.

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

Cash paid for interest on borrowings totaled $4,568 and $1,382 for the nine months ended September 30, 1995 and 1994, respectively. Cash paid for income taxes totaled $157,199 and $168,352 for the nine months ended September 30, 1995 and 1994, respectively.

4.   Commitments and contingencies

Commitments for purchases of investments in the ordinary course of business at September 30, 1995 aggregated $423,938.

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

PAGE 11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 1995 Compared to Nine Months
Ended September 30, 1994:

Consolidated net income increased 5.2 percent to $265 million for the nine months ended September 30, 1995, compared to $252 million in 1994. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges, partially offset by a decrease in investment margins. The increases reflect higher average insurance and annuities in force. Investment margins were below prior year levels primarily due to the increase in interest rates credited.

Total premiums received decreased to $3.8 billion for the nine months ended September 30, 1995, compared with $4.2 billion a year ago. This decrease is primarily due to decreased sales of variable annuities.

Total revenues increased 10 percent to $1.9 billion for the nine months ended September 30, 1995, compared with the corresponding period in 1994. The increase is primarily due to increases in net investment income, policyholder and contractholder charges and management fees.

Net investment income increased to $1.4 billion for the nine months ended September 30, 1995, compared with $1.3 billion a year ago. The increase reflects higher total investments which increased 11 percent from a year ago to $24 billion at September 30, 1995, partially offset by lower yields.

Policyholder and contractholder charges increased to $189 million for the nine months ended September 30, 1995, compared with $162 million a year ago. This increase is primarily due to higher life insurance in force.

Management and other fees increased to $153 million for the nine months ended September 30, 1995, compared with $121 million a year ago. This is primarily due to an increase in assets held in segregated asset accounts, which grew 32 percent to $14 billion at September 30, 1995 due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the segregated asset accounts.

Total benefits and expenses increased to $1.5 billion for the nine months ended September 30, 1995, compared to $1.3 billion a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased to $975 million, compared with $871 million for the corresponding period in 1994. This is due to higher aggregate amounts in force

PAGE 12
and an increase in interest credited rates. Amortization of deferred policy acquisition costs increased to $211 million for the nine months ended September 30, 1995, compared to $208 million a year ago. This increase reflects a higher deferred cost asset base.

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

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, new investment purchases and dividends to parent.

The Company has available lines of credit with three banks aggregating $100 million, which are used strictly as short-term sources of funds. There were no outstanding borrowings under these agreements at September 30, 1995. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $115 million at September 30, 1995.

PAGE 13
At September 30, 1995, approximately 8.3 percent of the Company's invested assets were below-investment-grade bonds, compared to 8.9 percent at December 31, 1994. These investments may be subject to a higher degree of risk than the more "traditional" issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At September 30, 1995, net unrealized appreciation on investments in fixed maturities held to maturity totaled $357 million. For the nine months ended September 30, 1995, sales of fixed maturities held for investment were due to either credit deterioration or early extinguishment by the issuer.

At September 30, 1995, the Company had an allowance for losses on mortgage loans of $34 million.

The Company paid $140 million in dividends to its parent during the nine months ended September 30, 1995.

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

PAGE 14
PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 1995.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

No reports on Form 8-K were required to be filed by the Company for the nine months ended September 30, 1995.

PAGE 15
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                  IDS LIFE INSURANCE COMPANY


BY                          _______________________________

NAME AND TITLE              Melinda S. Urion
                            Executive Vice President and Controller

DATE                        November 9, 1995