Form 10-K
period 1995-12-31
IDS LIFE INSURANCE CO /MN
filed 1996-03-29
CIK 727892

PAGE 1
                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT  OF 1934

           For the fiscal year ended December 31, 1995

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

(Registrant's telephone number, including area code) (612) 671-3131

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

PAGE 2
                             PART I

ITEM 1.  BUSINESS

IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation, which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are wholly owned subsidiaries of the Company and serve New York State residents. The Company also wholly owns American Enterprise Life Insurance Company and American Partners Life Insurance Company.

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

The Company's principal annuity product in terms of amount in force is the fixed deferred annuity. The annuity contract guarantees a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company normally pays a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers a variable annuity product under the name Flexible Annuity. This is a fixed/variable annuity offering the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicle. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investment. The Flexible Annuity provides for a surrender charge during the first six years after a purchase payment is made. At December 31, 1995, the Company had $32.9 billion of deferred annuities in force, an increase of 17 percent from the prior year end.

The Company's principal insurance product is the flexible-premium, adjustable-benefit universal life insurance policy. In this type of insurance policy, each premium payment accumulates interest in a cash value account. The policyholder has access to the cash surrender value in whole or in part after the first year. The size of the cash value of the fund can also be controlled by the policyholder by increasing or decreasing premiums, subject only to maintaining a required minimum to keep the policy in force.
Monthly deductions from the cash value of the policy are made for the cost of insurance, expense charges and any policy riders. At December 31, 1995, the Company had $43.1 billion of universal life-type insurance in force, up 14 percent from December 31, 1994.

PAGE 3
Assets held in segregated accounts which fund the variable annuity and variable life insurance products totaled $15.0 billion at December 31, 1995, a 38 percent increase from December 31, 1994.

IDS Life Insurance Company, American Enterprise Life Insurance Company and American Partners Life Insurance Company are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance and the Arizona Department of Insurance, respectively. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are both subject to comprehensive regulation by the New York Department of Insurance. The laws of the other states in which the Company does business regulate such matters as the licensing of sales personnel and, in some cases, the contents of insurance policies. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. In the United States, the McCarran-Ferguson Act provides that the primary regulation of the insurance industry is left to the individual states. Typically, states regulate such matters as company licensing, agent licensing, cancellation or nonrenewal of policies, minimum health insurance policy benefits, life insurance cost disclosure, solicitation and replacement practices, unfair trade and claims practices, rates, forms, advertising, investment type and quality, minimum capital and surplus levels and changes in control. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. In addition to state laws, the Company is affected by a variety of federal laws, and there is periodic federal interest in various aspects of the insurance industry including taxation, solvency and accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. If any of these issues were resolved unsatisfactorily, there could be an adverse effect upon the Company.

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

For additional information, see Note 10, Segment information, in the "Notes to Consolidated Financial Statements".

ITEM 2.  PROPERTIES

The Company occupies office space in Minneapolis, Minnesota, which is leased by its parent, American Express Financial Corporation.
The Company reimburses American Express Financial Corporation for

PAGE 4
rent based on direct and indirect allocation methods. IDS Life Insurance Company of New York and American Centurion Life Assurance Company rent office space in Albany, New York. Facilities occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

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

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions J(2) (a) of Form
10-K.

PAGE 5
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
1995 Compared to 1994:

Consolidated net income increased 8.6 percent to $365 million in 1995, compared to $336 million in 1994. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges partially offset by a slight decrease in investment margins. These increases reflect higher average insurance and annuities in force during 1995. Investment margins were below prior year levels primarily due to higher interest credited rates during the first two quarters of 1995.

Consolidated income before income taxes totaled $561 million in 1995, compared with $513 million in 1994. In 1995, $125 million was from the life, disability income, health and long-term care insurance segment, compared with $123 million in 1994. In 1995, $440 million was from the annuity segment, compared with $394 million in 1994. There was a $4.9 million net realized loss on investments in 1995, compared with a net realized loss on investments of $4.3 million in 1994.

Total premiums received decreased to $5.0 billion in 1995, compared with $5.7 billion in 1994. This decrease is primarily due to a decrease in sales of variable annuities, reflecting very strong sales of variable products during 1994.

Total revenues increased to $2.5 billion in 1995, compared with $2.3 billion in 1994. The increase is primarily due to increases in net investment income, policyholder and contractholder charges, and management fees. Net investment income, the largest component of revenues, increased from the prior year, reflecting an increase in investments owned.

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 16 percent to $256 million in 1995, compared with $220 million in 1994. This increase reflects higher total life insurance in force which grew 13 percent to $59.4 billion at December 31, 1995.

Management and other fees increased 32 percent to $216 million in 1995, compared with $164 million in 1994. This is primarily due to an increase in separate account assets, which grew 38 percent to $15 billion at December 31, 1995, due to market appreciation and sales. The Company provides investment management services for the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Total benefits and expenses increased to $2.0 billion in 1995. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, increased to $1.3 billion. This was due to higher aggregate amounts in force and an increase in average interest credited rates.

PAGE 6
1994 Compared to 1993:

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

Consolidated income before income taxes totaled $513 million in 1994, compared with $413 million in 1993. In 1994, $123 million was from the life, disability income, health and long-term care insurance segment, compared with $104 million in 1993. In 1994, $394 million was from the annuity segment, compared with $315 million in 1993. There was a $4.3 million net realized loss on investments in 1994, compared with a net realized loss on investments of $6.7 million in 1993.

Total premiums received increased to $5.7 billion in 1994, compared with $5.3 billion in 1993. This increase is primarily due to continued strong sales of variable annuities. In addition, the Company reported small increases in its fixed single premium deferred annuity line. Universal life-type insurance and variable universal life insurance premiums received also increased from the prior year.

Total revenues increased to $2.3 billion in 1994, compared with $2.2 billion in 1993. The increase is primarily due to increases in policyholder and contractholder charges, and management fees. Net investment income, the largest component of revenues, was basically unchanged from the prior year, reflecting a slight increase in investments owned offset by a decrease in the rate earned on those investments.

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 19 percent to $220 million in 1994, compared with $184 million in 1993. This increase reflects higher total life insurance in force which grew 14 percent to $52.7 billion at December 31, 1994.

Management and other fees increased 37 percent to $164 million in 1994, compared with $120 million in 1993. This is primarily due to an increase in separate account assets, which grew 21 percent to $11 billion at December 31, 1994, resulting from strong sales of variable products. The Company provides investment management services for the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Total benefits and expenses decreased slightly to $1.8 billion in 1994. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, decreased to $1.2 billion. This is primarily due to a decrease in interest credited rates, partially offset by higher aggregate amounts in force.
PAGE 7
Amortization of deferred policy acquisition costs increased to $280 million in 1994, compared with $212 million in 1993. This increase is a result of a higher level of amortizable deferred costs and a high level of surrenders as a result of an exchange plan announced during the first quarter of 1994 and completed prior to the end of 1994.

Other insurance and operating expenses, which include non-capitalized commissions and indirect selling expenses, direct and indirect operating expenses, premium taxes and guaranty association expenses, decreased to $210 million in 1994, compared with $242 million in 1993. This decrease primarily reflects a decrease in amounts accrued for future guaranty association assessments.

Risk Management

The Company primarily invests in fixed income securities over a broad range of maturities for the purpose of providing fixed annuity clients with a competitive rate of return on their investments while minimizing risk, and to provide a dependable and targeted spread between the interest rate earned on investments and the interest rate credited to clients' accounts. The Company does not invest in securities to generate trading profits.

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

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases.

PAGE 8
The Company has available lines of credit with three banks aggregating $100 million, which are used strictly as short-term sources of funds. Borrowings outstanding under the agreements were $nil at December 31, 1995. At December 31, 1995, outstanding reverse repurchase agreements totalled $103 million.

At December 31, 1995, investments in fixed maturities comprised 86 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 43 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At December 31, 1995, approximately 9.2 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the high-rated issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At December 31, 1995, net unrealized appreciation on fixed maturities held to maturity included $667 million of gross unrealized appreciation and $47 million of gross unrealized depreciation. Net unrealized appreciation on fixed maturities available for sale included $398 million of gross unrealized appreciation and $28 million of gross unrealized depreciation.

At December 31, 1995, the Company had an allowance for losses for mortgage loans totaling $37 million and for real estate investments totaling $4.7 million.

The economy and other factors have caused an increase in the number of insurance companies that are under regulatory supervision. This circumstance has resulted in an increase in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset will be amortized as future premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments.

In the first quarter of 1996, the Company paid a $40 million dividend to its parent. In 1995, dividends paid to its parent were $180 million.

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's

PAGE 9
actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 1995, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

Segment Information

The Company's operations consist of two business segments:
Individual and group life, disability income, long-term care and health insurance; and fixed and variable annuity products designed for individuals, pension plans, small businesses and employer-sponsored groups. The Company is not dependent upon any single customer and no single customer accounted for more than 10 percent of revenue in 1995, 1994 or 1993. Additionally, no single distributor accounted for more than 10 percent of premiums received in 1995, 1994 or 1993.(See Note 10, Segment information, in the "Notes to Consolidated Financial Statements".)

Reinsurance

Reinsurance arrangements are used to reduce exposure to large losses. The maximum amount of risk retained by the Company on any one life is $750,000 of life and waiver of premium benefits plus $50,000 of accidental death benefits. The excesses are reinsured with other life insurance companies. At December 31, 1995, traditional life and universal life-type insurance in force aggregated $59.7 billion, of which $3.8 billion was reinsured.

Investments

Of the Company's consolidated total investments of $25.3 billion at December 31, 1995, 39 percent was invested in mortgage-backed securities, 46 percent in corporate and other bonds, 12 percent in primary mortgage loans on real estate, 1.7 percent in policy loans and the remaining 1.3 percent in other investments.

PAGE 10
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PAGE 11
                            PART III

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

PAGE 12
                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (a)   (1) Financial Statements

             See Index to Financial Statements and Financial
             Statement Schedules.

         (2) Financial Statement Schedules

             See Index to Financial Statements and Financial
             Statement Schedules.

         (3) Exhibits

            3.1 Copy of Certificate of Incorporation of IDS Life Insurance Company filed electronically as Exhibit
                  3.1 to Post Effective Amendment No. 5 to
                  Registration Statement No. 33-28976 is
                  incorporated herein by reference.

            3.2 Copy of the Amended By-laws of IDS Life Insurance Company filed electronically as Exhibit 3.2 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

            3.3 Copy of Resolution of the Board of Directors of IDS Life Insurance Company, dated May 5, 1989, establishing IDS Life Account MGA filed electronically as Exhibit 3.3 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

            4.1 Copy of Group Annuity Contract, Form 30363C, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 5 to Registration
                  Statement No. 33-28976 is incorporated herein by reference.

            4.2 Copy of Group Annuity Certificate, Form 30360C, filed electronically as Exhibit 4.2 to Post-Effective Amendmnet No. 5 to Registration
                  Statement No. 33-28976 is incorporated herein by reference.

            4.3   Copy of Endorsement No. 30340C-GP to the Group
                  Annuity Contract filed electronically as Exhibit
                  4.3 to Post-Effective Amendment No. 5 to
                  Registration Statement No. 33-28976 is
                  incorporated herein by reference.

PAGE 13
            4.4   Copy of Endorsement No. 30340C to the Group
                  Annuity Certificate filed electronically as
                  Exhibit 4.4 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

            21. Copy of List of Subsidiaries filed electronically as Exhibit 21 to Post-Effective Amendment No. 7 to Registration Statement No. 33-28976 is herein incorporated by reference.

            23. Consent of Independent Auditors is filed electronically herewith.

            27. Financial data shedule is filed electronically herewith.

   (b) Reports on Form 8-K filed in the fourth quarter of 1995

       No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1995.

PAGE 14
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IDS LIFE INSURANCE COMPANY
                                        Registrant


       3/27/96            By /s/ James A. Mitchell
        Date                     James A. Mitchell, Chairman of the
                                 Board and Chief Executive Officer

       3/27/96            By /s/ Melinda S. Urion
        Date                     Melinda S. Urion, Executive Vice
                                 President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       3/27/96            By /s/ David R. Hubers
        Date                     David R. Hubers, Director

       3/27/96            By /s/ Richard W. Kling
        Date                     Richard W. Kling, President

       3/27/96            By /s/ Paul F. Kolkman
        Date                     Paul F. Kolkman, Executive Vice
                                 President

       3/27/96            By /s/ James A. Mitchell
        Date                     James A. Mitchell, Chairman of the
                                 Board and Chief Executive Officer

       3/27/96            By /s/ Stuart A. Sedlacek
        Date                     Stuart A. Sedlacek, Executive Vice
                                 President, Assured Assets

       3/27/96            By /s/ Melinda S. Urion
        Date                     Melinda S. Urion, Executive Vice
                                 President and Controller

                    ANNUAL REPORT ON FORM 10-K

            ITEM 8 and ITEM 14(a) (1) and (2) and (d)

  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                  FINANCIAL STATEMENT SCHEDULES

                  YEAR ENDED DECEMBER 31, 1995

                   IDS LIFE INSURANCE COMPANY

                     MINNEAPOLIS, MINNESOTA

PAGE 16
                   IDS LIFE INSURANCE COMPANY

    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of IDS Life
Insurance Company are included in Item 8:

     Report of Independent Auditors

     Responsibility for Preparation of Financial Statements

     Consolidated Balance Sheets at December 31, 1995 and 1994

     Consolidated Statements of Income for the years ended December
         31, 1995, 1994 and 1993

     Consolidated Statements of Stockholder's Equity for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

The following consolidated financial statement schedules of IDS
Life Insurance Company are included in Item 14(d):

       I.  Summary of Investments - Other than Investments in
           Related Parties

     III.  Supplementary Insurance Information

      IV.  Reinsurance

       V.  Valuation and Qualifying Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors
The Board of Directors
IDS Life Insurance Company



We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly owned subsidiary of American Express Financial Corporation) as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994.



Ernst & Young LLP

Minneapolis, Minnesota
February 2, 1996

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

PAGE 19

                   IDS LIFE INSURANCE COMPANY
                   CONSOLIDATED BALANCE SHEETS
                          December 31,

ASSETS                                                           1995             1994
                                                                      (thousands)
Investments:
  Fixed maturities:
      Held to maturity, at amortized cost (Fair value:
          1995, $11,878,377; 1994, $10,694,800)               $11,257,591      $11,269,861
      Available for sale, at fair value (Amortized cost:
           1995, $10,146,136; 1994, $8,459,128)
                                                               10,516,212        8,017,555
                                                               21,773,803       19,287,416

  Mortgage loans on real estate
    (Fair value: 1995, $3,184,666; 1994, $2,342,520)            2,945,495        2,400,514
  Policy loans                                                    424,019          381,912
  Other investments                                               146,894           51,795

          Total investments                                    25,290,211       22,121,637

Cash and cash equivalents                                          72,147          267,774

Receivables:
  Reinsurance                                                     114,387           80,304
  Amounts due from brokers                                              -            7,933
  Other accounts receivable                                        33,667           49,745
  Premiums due                                                      5,441            1,594

          Total receivables                                       153,495          139,576

Accrued investment income                                         348,008          317,510

Deferred policy acquisition costs                               2,025,725        1,865,324

Deferred income taxes                                                   -          124,061

Other assets                                                       36,410           30,426

Separate account assets                                        14,974,082       10,881,235

          Total assets                                        $42,900,078      $35,747,543
                                                               ==========       ==========

PAGE 20
                   IDS LIFE INSURANCE COMPANY
             CONSOLIDATED BALANCE SHEETS (continued)
                          December 31,



LIABILITIES AND STOCKHOLDER'S EQUITY                             1995             1994
                                                                      (thousands)

Liabilities:
  Future policy benefits:
    Fixed annuities                                           $21,404,836      $19,361,979
    Universal life-type insurance                               3,076,847        2,896,100
    Traditional life insurance                                    209,249          206,754
    Disability income, health and
      long-term care insurance                                    327,157          244,077
  Policy claims and other
    policyholders' funds                                           56,323           50,068
  Deferred income taxes                                           112,904                -
  Amounts due to brokers                                          121,618          226,737
  Other liabilities                                               285,354          291,902
  Separate account liabilities                                 14,974,082       10,881,235

          Total liabilities                                    40,568,370       34,158,852

Stockholder's equity:
  Capital stock, $30 par value per share;
    100,000 shares authorized, issued and outstanding               3,000            3,000
  Additional paid-in capital                                      278,814          222,000
  Net unrealized gain (loss) on investments                       230,129         (275,708)
  Retained earnings                                             1,819,765        1,639,399

          Total stockholder's equity                            2,331,708        1,588,691

Total liabilities and stockholder's equity                    $42,900,078      $35,747,543
                                                               ==========       ==========

Commitments and contingencies (Note 6)

                        See accompanying notes.

PAGE 21

                   IDS LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENTS OF INCOME
                    Years ended December 31,

                                                   1995         1994          1993
                                                             (thousands)
Revenues:
  Premiums:
    Traditional life insurance                $   50,193    $   48,184    $   48,137
    Disability income and
      long-term care insurance                   111,337        96,456        79,108

           Total premiums                        161,530       144,640       127,245

  Policyholder and contractholder
    charges                                      256,454       219,936       184,205
  Management and other fees                      215,581       164,169       120,139
  Net investment income                        1,907,309     1,781,873     1,783,219
  Net realized loss on investments                (4,898)       (4,282)       (6,737)

           Total revenues                      2,535,976     2,306,336     2,208,071

Benefits and expenses:
  Death and other benefits:
    Traditional life insurance                    29,528        28,263        32,136
    Universal life-type insurance
      and investment contracts                    71,691        52,027        49,692
    Disability income, health and
      long-term care insurance                    16,259        13,393        13,148
  Increase (decrease) in liabilities for
    future policy benefits:
      Traditional life insurance                  (1,315)       (3,229)       (4,513)
      Disability income, health and
        long-term care insurance                  51,279        37,912        32,528
  Interest credited on universal life-type
    insurance and investment contracts         1,315,989     1,174,985     1,218,647
  Amortization of deferred policy
    acquisition costs                            280,121       280,372       211,733
  Other insurance and operating expenses         211,642       210,101       241,974

           Total benefits and expenses         1,975,194     1,793,824     1,795,345

Income before income taxes                       560,782       512,512       412,726

Income taxes                                     195,842       176,343       142,647

Net income                                    $  364,940    $  336,169    $  270,079
                                                 =======       =======       =======

                        See accompanying notes.

PAGE 22

                   IDS LIFE INSURANCE COMPANY
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
               Three years ended December 31, 1995
                           (thousands)

                                                Additional   Net Unrealized
                                     Capital      Paid-In    Gain (Loss) on     Retained
                                      Stock       Capital      Investments      Earnings        Total
Balance, December 31, 1992           $3,000     $ 22,000       $     214       $1,223,151    $1,248,365
  Net income                                                                      270,079       270,079
  Change in net unrealized
     gain (loss) on  investments          -            -            (100)               -          (100)
  Capital contribution from parent        -      200,000               -                -       200,000
  Cash dividends                          -            -               -          (25,000)      (25,000)

Balance, December 31, 1993            3,000      222,000             114        1,468,230     1,693,344
  Net income                              -            -               -          336,169       336,169
  Change in net unrealized
     gain (loss) on investments           -            -        (275,822)               -      (275,822)
  Cash dividends                          -            -               -         (165,000)     (165,000)

Balance, December 31, 1994            3,000      222,000        (275,708)       1,639,399     1,588,691
  Net income                              -            -               -          364,940       364,940
  Change in net unrealized
     gain (loss) on investments           -            -         505,837                -       505,837
  Capital contribution from parent        -       56,814               -                -        56,814
  Loss on reinsurance transaction
     with affiliate                       -            -               -           (4,574)       (4,574)
  Cash dividends                          -            -               -         (180,000)     (180,000)

Balance, December 31, 1995           $3,000     $278,814       $ 230,129       $1,819,765    $2,331,708
                                      =====      =======         =======        =========     =========

                     See accompanying notes.

PAGE 23

                   IDS LIFE INSURANCE COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 31,

                                                          1995          1994         1993
                                                                     (thousands)
Cash flows from operating activities:
  Net income                                         $   364,940    $  336,169   $  270,079
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Policy loans, excluding universal
        life-type insurance:
          Issuance                                       (46,011)      (37,110)     (35,886)
          Repayment                                       36,416        33,384       29,557
      Change in reinsurance receivable                   (34,083)      (25,006)     (55,298)
      Change in other accounts receivable                 16,078       (28,286)      (1,364)
      Change in accrued investment income                (30,498)      (10,333)     (22,057)
      Change in deferred policy acquisition
        costs, net                                      (196,963)     (192,768)    (211,509)
      Change in liabilities for future policy
        benefits for traditional life,
        disability income, health and
        long-term care insurance                          85,575        55,354       79,695
      Change in policy claims and other
        policyholders' funds                               6,255         5,552       (5,383)
      Change in deferred income taxes                    (33,810)      (19,176)     (44,237)
      Change in other liabilities                         (6,548)         (122)      56,515
      Amortization of premium
        (accretion of discount), net                     (22,528)       30,921      (27,438)
      Net realized loss on investments                     4,898         4,282        6,737
      Activity related to universal
        life-type insurance:
          Premiums                                       465,631       409,035      397,883
          Surrenders and death benefits                 (306,600)     (290,427)    (255,133)
          Interest credited to account
            balances                                     162,222       150,955      156,885
      Policyholder and contractholder
        charges, non-cash                               (140,506)     (126,918)    (115,140)
      Other, net                                               2        (8,974)      (1,907)

          Net cash provided by operating
            activities                               $   324,470    $  286,532   $  221,999

PAGE 24
                   IDS LIFE INSURANCE COMPANY
        CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    Years ended December 31,


                                                          1995          1994         1993
                                                                    (thousands)
Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases                                    $(1,007,208)   $ (879,740)  $        -
        Maturities, sinking fund payments and calls      538,219     1,651,762            -
        Sales                                            332,154        58,001            -
    Fixed maturities available for sale:
        Purchases                                     (2,452,181)   (2,763,278)           -
        Maturities, sinking fund payments and calls      861,545     1,234,401            -
        Sales                                            136,825       374,564            -
    Fixed maturities:
        Purchases                                              -             -   (6,548,852)
        Maturities, sinking fund payments and calls            -             -    3,934,055
        Sales                                                  -             -      487,983
    Other investments, excluding policy loans:
        Purchases                                       (823,131)     (634,807)    (553,694)
        Sales                                            160,521       243,862      123,352
  Change in amounts due from brokers                       7,933        (2,214)      14,483
  Change in amounts due to brokers                      (105,119)     (124,749)      92,832

          Net cash used in investing activities       (2,350,442)     (842,198)  (2,449,841)

Cash flows from financing activities:
  Activity related to investment contracts:
      Considerations received                          3,723,894     3,157,778    2,843,668
      Surrenders and death benefits                   (2,834,804)   (3,311,965)  (1,765,869)
      Interest credited to account balances            1,153,767     1,024,031    1,071,917
  Universal life-type insurance policy loans:
    Issuance                                             (84,700)      (78,239)     (70,304)
    Repayment                                             52,188        50,554       46,148
  Capital contribution from parent                             -             -      200,000
  Dividend paid                                         (180,000)     (165,000)     (25,000)

          Net cash provided by financing activities    1,830,345       677,159    2,300,560

Net (decrease) increase in cash and
  cash equivalents                                      (195,627)      121,493       72,718

Cash and cash equivalents at
  beginning of year                                      267,774       146,281       73,563

Cash and cash equivalents at
  end of year                                        $    72,147    $  267,774   $  146,281
                                                          ======       =======      =======

                            See accompanying notes.

PAGE 25
                   IDS LIFE INSURANCE COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ($ thousands)

1.   Summary of significant accounting policies

     Nature of business

     IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation, which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York is a wholly owned subsidiary of the Company and serves New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Centurion Life Assurance Company (ACLAC), and American Partners Life Insurance Company.

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

     The Company's principal annuity product in terms of amount in force is the fixed deferred annuity. The annuity contract guarantees a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company normally pays a higher rate reflective of current market rates. The fixed annuity provides for a surrender charge during the first seven to ten years after a purchase payment is made. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers a variable annuity product under the name Flexible Annuity. This is a fixed/variable annuity offering the purchasers a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicles. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investment. The Flexible Annuity provides for a surrender charge during the first six years after a purchase payment is made.

PAGE 26
1.   Summary of significant accounting policies (continued)

     The Company's principal insurance product is the flexible-premium, adjustable-benefit universal life insurance policy. In this type of insurance policy, each premium payment accumulates interest in a cash value account. The policyholder has access to the cash surrender value in whole or in part after the first year. The size of the cash value of the fund can also be controlled by the policyholder by increasing or decreasing premiums, subject only to maintaining a required minimum to keep the policy in force. Monthly deductions from the cash value of the policy are made for the cost of insurance, expense charges and any policy riders.

     Basis of presentation

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments

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

PAGE 27
1.   Summary of significant accounting policies (continued)

     Mortgage loans on real estate are carried principally at the unpaid principal balances of the related loans. Policy loans are carried at the aggregate of the unpaid loan balances which do not exceed the cash surrender values of the related policies. Other investments include interest rate caps, equity securities and real estate investments. When evidence indicates a decline, which is other than temporary, in the underlying value or earning power of individual investments, such investments are written down to the fair value by a charge to income. Equity securities are carried at market value and the related net unrealized appreciation or depreciation is reported as a credit or charge to stockholder's equity.

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

     Supplementary information to the consolidated statement of cash flows for the years ended December 31 is summarized as follows:

                                        1995       1994      1993

     Cash paid during the year for:
       Income taxes                   $191,011  $226,365   $188,204
       Interest on borrowings            5,524     1,553      2,661

     Recognition of profits on fixed annuity contracts and insurance policies

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

PAGE 28
1.   Summary of significant accounting policies (continued)

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

PAGE 29
1.   Summary of significant accounting policies (continued)

     Liabilities for future benefits on traditional life insurance have been computed principally by the net level premium method, based on anticipated rates of mortality (approximating the 1965-1970 Select and Ultimate Basic Table for policies issued after 1980 and the 1955-1960 Select and Ultimate Basic Table for policies issued prior to 1981 and the 1975-1980 Select and Ultimate Basic Table for term insurance policies issued after 1984), policy persistency derived from Company experience data (first year rates ranging from approximately 70 percent to 90 percent and increasing rates thereafter), and estimated future investment yields of 4 percent for policies issued before 1974 and 5.25 percent for policies issued from 1974 to 1980. Cash value plans issued in 1980 and later assume future investment rates that grade from 9.5 percent to 5 percent over 20 years. Term insurance issued from 1981 to 1984 assumes an 8 percent level investment rate, term insurance issued from 1985-1993 assumes investment rates that grade from 10 percent to 6 percent over 20 years and term insurance issued after 1993 assumes investment rates that grade from 8 percent to 6.5 percent over 7 years.

     Liabilities for future disability income policy benefits have been computed principally by the net level premium method, based on the 1964 Commissioners Disability Table with the 1958 Commissioners Standard Ordinary Mortality Table at 3 percent interest for persons disabled in 1980 and prior, 8 percent interest for persons disabled from 1981 to 1991, 7 percent interest for persons disabled in 1992 and 6 percent interest for persons disabled after 1992.

     Liabilities for future benefits on long-term care insurance have been computed principally by the net level premium method, using morbidity rates based on the 1985 National Nursing Home Survey and mortality rates based on the 1983a Table. The interest rate basis is 9.5 percent grading to 7 percent over ten years for policies issued from 1989 to 1992, 7.75 percent grading to 7 percent over four years for policies issued after 1992, 8 percent for claims incurred in 1989 to 1991, 7 percent for claims incurred in 1992 and 6 percent for claims incurred after 1992.

     Reinsurance

     The maximum amount of life insurance risk retained by the Company on any one life is $750 of life and waiver of premium benefits plus $50 of accidental death benefits. The maximum amount of disability income risk retained by the Company on any one life is $6 of monthly benefit for benefit periods longer than three years. The excesses are reinsured with other life insurance companies on a yearly renewable term basis. Graded premium whole life and long-term care policies are primarily reinsured on a coinsurance basis.

PAGE 30
1.   Summary of significant accounting policies (continued)

     Federal income taxes

     The Company's taxable income is included in the consolidated federal income tax return of American Express Company. The Company provides for income taxes on a separate return basis, except that, under an agreement between American Express Financial Corporation and American Express Company, tax benefit is recognized for losses to the extent they can be used on the consolidated tax return. It is the policy of American Express Financial Corporation to reimburse a subsidiary for any tax benefit.

     Included in other liabilities at December 31, 1995 is $13,415 payable to American Express Financial Corporation for federal income taxes. Included in other receivables at December 31, 1994 is $22,034 receivable from American Express Financial Corporation for federal income taxes.

     Separate account business

     The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity and variable life insurance contract owners. The Company receives investment management and mortality and expense assurance fees from the variable annuity and variable life insurance mutual funds and separate accounts. The Company also deducts a monthly cost of insurance charge and receives a minimum death benefit guarantee fee and issue and administrative fee from the variable life insurance separate accounts.

     The Company makes contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and the beneficiaries from the mortality assumptions implicit in the annuity contracts. The Company makes periodic fund transfers to, or withdrawals from, the separate accounts for such actuarial adjustments for variable annuities that are in the benefit payment period. The Company guarantees, for the variable life insurance policyholders, the contractual insurance rate and that the death benefit will never be less than the death benefit at the date of issuance.

     Accounting changes

     The Financial Accounting Standards Board's (FASB) SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective January 1, 1996. The new rule is not expected to have a material impact on the Company's results of operations or financial condition.

     The Company's adoption of SFAS No. 114 as of January 1, 1995 is discussed in Note 2.

PAGE 31
1.   Summary of significant accounting policies (continued)

     The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting the new rule was to increase stockholder's equity by approximately $181 million, net of tax, as of January 1, 1994, but the adoption had no impact on the Company's net income.

     Reclassification

     Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

2.   Investments

     Fair values of investments in fixed maturities represent quoted market prices and estimated values when quoted prices are not available. Estimated values are determined by established procedures involving, among other things, review of market indices, price levels of current offerings of comparable issues, price estimates and market data from independent brokers and financial files.

     Net realized gain (loss) on investments for the years ended
     December 31 is summarized as follows:

                               1995      1994        1993
     Fixed maturities       $  9,973   $(1,575)   $ 20,583
     Mortgage loans          (13,259)   (3,013)    (25,056)
     Other investments        (1,612)      306      (2,264)
                            $ (4,898)  $(4,282)   $ (6,737)

     Changes in net unrealized appreciation (depreciation) of investments for the years ended December 31 are summarized as follows:

                                1995         1994          1993
     Fixed maturities:
       Held to maturity      $1,195,847  $(1,329,740)   $     --
       Available for sale       811,649     (720,449)         --
       Investment securities         --           --     323,060
     Equity securities            3,118       (2,917)       (156)

     The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1995 are as follows:

                                                               Gross        Gross
                                               Amortized    Unrealized    Unrealized      Fair
     Held to maturity                             Cost         Gains        Losses        Value
     U.S. Government agency obligations      $    64,523     $  3,919     $    --    $    68,442
     State and municipal obligations              11,936          362          32         12,266
     Corporate bonds and obligations           8,921,431      620,327      36,786      9,504,972
     Mortgage-backed securities                2,259,701       42,684       9,688      2,292,697
                                             $11,257,591     $667,292     $46,506    $11,878,377

PAGE 32
2.   Investments (continued)
                                                               Gross        Gross
                                               Amortized    Unrealized    Unrealized      Fair
     Available for sale                           Cost         Gains        Losses        Value

     U.S. Government agency obligations      $    84,082     $  3,248     $    50    $    87,280
     State and municipal obligations              11,020        1,476          --         12,496
     Corporate bonds and obligations           2,514,308      186,596       3,451      2,697,453
     Mortgage-backed securities                7,536,726      206,288      24,031      7,718,983
     Total fixed maturities                   10,146,136      397,608      27,532     10,516,212
     Equity securities                             3,156          361          --          3,517
                                             $10,149,292     $397,969     $27,532    $10,519,729

     The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1994 are as follows:

                                                               Gross       Gross
                                               Amortized    Unrealized   Unrealized     Fair
     Held to maturity                             Cost         Gains       Losses       Value
     U.S. Government agency obligations      $    21,500    $     43    $  4,372    $    17,171
     State and municipal obligations               9,687         132          --          9,819
     Corporate bonds and obligations           8,806,707     100,468     459,568      8,447,607
     Mortgage-backed securities                2,431,967      10,630     222,394      2,220,203
                                             $11,269,861    $111,273    $686,334    $10,694,800

                                                               Gross       Gross
                                               Amortized    Unrealized   Unrealized     Fair
     Available for sale                           Cost         Gains       Losses       Value

     U.S. Government agency obligations      $   128,093    $    756    $  1,517    $   127,332
     State and municipal obligations              11,008         702          --         11,710
     Corporate bonds and obligations           1,142,321      24,166       7,478      1,159,009
     Mortgage-backed securities                7,177,706       9,514     467,716      6,719,504
     Total fixed maturities                    8,459,128      35,138     476,711      8,017,555
     Equity securities                             4,663          --       2,757          1,906
                                             $ 8,463,791    $ 35,138    $479,468    $ 8,019,461

     The amortized cost and fair value of investments in fixed maturities at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Amortized        Fair
    Held to maturity                     Cost           Value

    Due in one year or less          $   268,363     $   272,808
    Due from one to five years         1,692,030       1,783,047
    Due from five to ten years         5,467,302       5,833,309
    Due in more than ten years         1,570,195       1,696,516
    Mortgage-backed securities         2,259,701       2,292,697
                                     $11,257,591     $11,878,377

                                       Amortized        Fair
    Available for sale                   Cost           Value

    Due in one year or less          $   118,996     $   120,019
    Due from one to five years           849,800         913,175
    Due from five to ten years         1,301,191       1,397,237
    Due in more than ten years           339,423         366,798
    Mortgage-backed securities         7,536,726       7,718,983
                                     $10,146,136     $10,516,212

PAGE 33
2.   Investments (continued)

     During the year ended December 31, 1995, fixed maturities classified as held to maturity were sold with proceeds of $332,154 and gross realized gains and losses on such sales were $14,366 and $15,720, respectively. The sale of these fixed maturities was due to significant deterioration in the issuers' creditworthiness. As a result of adopting the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified securities with a book value of $91,760 and net unrealized gains of $881 from held to maturity to available for sale in December 1995.

     In addition, fixed maturities available for sale were sold during 1995 with proceeds of $136,825 and gross realized gains and losses on such sales were $nil and $5,781, respectively.

     During the year ended December 31, 1994, fixed maturities classified as held to maturity were sold with proceeds of $58,001 and gross realized gains and losses on such sales were $226 and $3,515, respectively. The sale of these fixed maturities was due to significant deterioration in the issuers' creditworthiness.

     In addition, fixed maturities available for sale were sold during 1994 with proceeds of $374,564 and gross realized gains and losses on such sales were $1,861 and $7,602, respectively.

     At December 31, 1995, bonds carried at $12,761 were on deposit with various states as required by law.

     Net investment income for the years ended December 31 is summarized as follows:

                                    1995         1994        1993

Interest on fixed maturities     $1,656,136  $1,556,756  $1,589,802
Interest on mortgage loans          232,827     196,521     175,063
Other investment income              35,936      38,366      29,345
Interest on cash equivalents          5,363       6,872       2,137
                                  1,930,262   1,798,515   1,796,347
Less investment expenses             22,953      16,642      13,128
                                 $1,907,309  $1,781,873  $1,783,219

     At December 31, 1995, investments in fixed maturities comprised 86 percent of the Company's total invested assets. These securities are rated by Moody's and Standard & Poor's (S&P), except for securities carried at approximately
     $2.3 billion which are rated by American Express Financial Corporation internal analysts using criteria similar to Moody's and S&P. A summary of investments in fixed maturities, at amortized cost, by rating on December 31 is as follows:

PAGE 34
2.   Investments (continued)

        Rating                       1995           1994
     Aaa/AAA                    $ 9,907,664     $ 9,708,047
     Aaa/AA                           3,112              --
     Aa/AA                          279,403         242,914
     Aa/A                           154,846         119,952
     A/A                          3,104,122       2,567,947
     A/BBB                          871,782         725,755
     Baa/BBB                      4,417,654       3,849,188
     Baa/BB                         657,633         796,063
     Below investment grade       2,007,511       1,719,123
                                $21,403,727     $19,728,989

     At December 31, 1995, 95 percent of the securities rated Aaa/AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer are greater than 1 percent of the Company's total investments in fixed maturities.

     At December 31, 1995, approximately 11.6 percent of the
     Company's invested assets were mortgage loans on real estate. Summaries of mortgage loans by region of the United
     States and by type of real estate at December 31, 1995 and 1994 are as follows:

                                      December 31, 1995           December 31, 1994
                                  On Balance   Commitments    On Balance   Commitments
          Region                    Sheet      to Purchase      Sheet      to Purchase
     East North Central         $  720,185     $ 67,206      $  581,142     $ 62,291
     West North Central            303,113       34,411         257,996        7,590
     South Atlantic                732,529      111,967         597,896       63,010
     Middle Atlantic               508,634       37,079         408,940       34,478
     New England                   244,816       40,452         209,867       23,087
     Pacific                       168,272       23,161         138,900           --
     West South Central             61,860       27,978          50,854           --
     East South Central             58,462       10,122          67,503           --
     Mountain                      184,964       16,774         122,668       18,750
                                 2,982,835      369,150       2,435,766      209,206
     Less allowance for losses      37,340           --          35,252           --
                                $2,945,495     $369,150      $2,400,514     $209,206

                                      December 31, 1995           December 31, 1994
                                  On Balance   Commitments    On Balance   Commitments
       Property type                Sheet      to Purchase      Sheet      to Purchase
     Apartments                 $1,038,446     $ 84,978      $  904,012     $ 56,964
     Department/retail stores      985,660      134,538         802,522       88,325
     Office buildings              464,381       62,664         321,761       21,691
     Industrial buildings          255,469       22,721         232,962       18,827
     Nursing/retirement homes       80,864        4,378          89,304        4,649
     Mixed Use                      53,169           --              --           --
     Hotels/motels                  31,335       48,816          32,666           --
     Medical buildings              57,772        2,495          36,490       15,651
     Other                          15,739        8,560          16,049        3,099
                                 2,982,835      369,150       2,435,766      209,206
     Less allowance for losses      37,340           --          35,252           --
                                $2,945,495     $369,150      $2,400,514     $209,206

     Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. The Company holds the mortgage document, which gives the right to take possession of the property if the borrower

PAGE 35
2.   Investments (continued)

     fails to perform according to the terms of the agreement. The fair value of the mortgage loans is determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities. Commitments to purchase mortgages are made in the ordinary course of business. The fair value of the mortgage commitments is $nil.

     As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The adoption of the new rules did not have a material impact on the Company's results of operations or financial condition.

     SFAS No. 114 applies to all loans except for smaller-balance homogeneous loans, that are collectively evaluated for impairment. Impairment is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded as a reserve for investment losses.

     Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan until it has been recovered. Once the recorded investment has been recovered, any additional payments are recognized as interest income.

     The reserve for investment losses is maintained at a level that management believes is adequate to absorb estimated credit losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current and anticipated economic and political conditions. Management regularly evaluates the adequacy of the reserve for investment losses.

     At December 31, 1995, the Company's recorded investment in impaired loans was $83,874 with a reserve of $19,307.
     During the year, the average recorded investment in impaired loans was $74,567.

     The Company recognized $5,014 of interest income related to impaired loans for the year ended December 31, 1995.

     The following table presents changes in the reserve for investment losses related to all loans:

PAGE 36
2.   Investments (continued)

                                                 1995
     Balance, January 1                        $35,252

     Provision for investment losses            15,900
     Sales of related loans                     (6,600)
     Loan payoffs                               (5,300)
     Other                                      (1,912)

     Balance, December 31                      $37,340

     At December 31, 1995, the Company had commitments to purchase real estate investments for $54,897. Commitments to purchase real estate investments are made in the ordinary course of business. The fair value of these commitments is $nil.

3.   Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     Income tax expense consists of the following:

                                  1995        1994        1993
     Federal income taxes:
      Current                   $218,040    $186,508    $180,558
      Deferred                   (33,810)    (19,175)    (44,237)
                                 184,230     167,333     136,321

     State income taxes-current   11,612       9,010       6,326
     Income tax expense         $195,842    $176,343    $142,647

     Increases (decreases) to the federal tax provision applicable to pretax income based on the statutory rate are attributable to:

                                      1995               1994                1993
                               Provision  Rate     Provision  Rate     Provision  Rate
     Federal income
       taxes based on
       the statutory rate      $196,274   35.0%    $179,379   35.0%    $144,454   35.0%
     Increases (decreases)
     are attributable to:
     Tax-excluded interest
       and dividend income       (8,524)  (1.5)      (9,939)  (2.0)     (11,002)  (2.7)
     Other, net                  (3,520)  (0.6)      (2,107)  (0.4)       2,869    0.7
     Federal income taxes      $184,230   32.9%    $167,333   32.6%    $136,321   33.0%

     A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a policyholders' surplus account. At December 31, 1995, the Company had a policyholders' surplus account balance of $20,114. The policyholder's surplus account balance increased in 1995 due

PAGE 37
3.   Income taxes (continued)

     to the acquisition of ACLAC. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $7,040 have not been established because no distributions of such amounts are contemplated.

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                               1995        1994
     Deferred tax assets:
     Policy reserves                        $ 600,176    $533,433
     Investments                                   --     116,736
     Life insurance guarantee
     fund assessment reserve                   26,785      32,235
     Total deferred tax assets                626,961     682,404

     Deferred tax liabilities:
     Deferred policy acquisition costs        590,762     553,722
     Investments                              146,805          --
     Other                                      2,298       4,621
     Total deferred tax
     liabilities                              739,865     558,343
     Net deferred tax assets (liabilities)  $(112,904)   $124,061

     The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     During 1995, the Company received a $39,700 capital contribution from its parent, American Express Financial Corporation, in the form of investments in fixed maturities and mortgage loans. In addition, effective January 1, 1995, the Company began consolidating the financial results of ACLAC. This change reflected the transfer of ownership of ACLAC from Amex Life Assurance Company (Amex Life), a former affiliate, to the Company prior to the sale of Amex Life to an unaffiliated third party on October 2, 1995. This transfer of ownership to the Company has been reflected as a capital contribution of $17,114 in the accompanying financial statements. The effect of this change in reporting entity was not significant and prior periods have not been restated.

     As discussed in Note 5, the Company entered into a reinsurance agreement with Amex Life during 1995. As a result of this transaction, a loss of $4,574 was realized and reported as a direct charge to retained earnings.

PAGE 38
4.   Stockholder's equity (continued)

     Retained earnings available for distribution as dividends to the parent are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $1,103,993 as of December 31, 1995 and $1,020,981 as of December 31, 1994
     (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 1996 in excess of approximately $290,988 would require approval of the Department of Commerce of the State of Minnesota.

     Statutory net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

                                    1995         1994        1993
Statutory net income            $  326,799   $  294,699  $  275,015
Statutory capital and surplus    1,398,649    1,261,958   1,157,022

     Dividends paid to American Express Financial Corporation were $180,000 in 1995, $165,000 in 1994, and $25,000 in
     1993.

5.   Related party transactions

     The Company has loaned funds to American Express Financial Corporation under two loan agreements. The balance of the first loan was $25,800 and $40,000 at December 31, 1995 and 1994, respectively. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. It is collateralized by equities valued at $122,978 at December 31, 1995. The second loan was used to fund the construction of the IDS Operations Center. This loan was paid off during 1994. The loan was secured by a first lien on the IDS Operations Center property and had an interest rate of 9.89 percent. The Company also had a loan to an affiliate which was used to fund construction of the IDS Learning Center. This loan was sold to the American Express Financial Corporation during 1994. The loan was secured by a first lien on the IDS Learning Center property and had an interest rate of 9.82 percent. Interest income on the above loans totaled $1,371, $2,894 and $11,116 in 1995, 1994 and 1993, respectively.

     The Company purchased a five year secured note from an affiliated company which had an outstanding balance of $19,444 and $23,333 at December 31, 1995 and 1994,
     respectively. The note bears a fixed rate of 8.42 percent. Interest income on the above note totaled $1,937, $2,278 and $2,605 in 1995, 1994 and 1993, respectively.

PAGE 39
5.   Related party transactions (continued)

     The Company has a reinsurance agreement whereby it assumed 100 percent of a block of single premium life insurance business from Amex Life. The accompanying consolidated balance sheets at December 31, 1995 and 1994 include $764,663 and $765,366, respectively, of future policy benefits related to this agreement.

     The Company has a reinsurance agreement to cede 50 percent of its long-term care insurance business to Amex Life. The accompanying consolidated balance sheets at December 31, 1995 and 1994 include $95,484 and $65,123, respectively, of reinsurance receivables related to this agreement. Premiums ceded amounted to $25,553, $20,360 and $16,230 and reinsurance recovered from reinsurers amounted to $760, $62 and $404 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company has a reinsurance agreement to assume deferred annuity contracts from Amex Life. At October 1, 1995 a $803,618 block of deferred annuities and $28,327 of deferred policy acquisition costs were transferred to the Company. The accompanying consolidated balance sheet at December 31, 1995 includes $828,298 of future policy benefits related to this agreement.

     Until July 1, 1995 the Company participated in the IDS Retirement Plan of American Express Financial Corporation which covered all permanent employees age 21 and over who had met certain employment requirements. Effective July 1, 1995, the IDS Retirement Plan was merged with American Express Company's American Express Retirement Plan, which simultaneously was amended to include a cash balance formula and a lump sum distribution option. Employer contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. The Company's share of the total net periodic pension cost was $nil in 1995, 1994 and 1993.

     The Company also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 1995, 1994 and 1993 were $815, $957 and $2,008, respectively.

     The Company participates in defined benefit health care plans of American Express Financial Corporation that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are

PAGE 40
5.   Related party transactions (continued)

     considered to have been employees of American Express Financial Corporation. American Express Financial Corporation expenses these benefits and allocates the expenses to its subsidiaries. Accordingly, costs of such benefits to the Company are included in employee compensation and benefits and cannot be identified on a separate company basis. At December 31, 1995 and 1994, the total accumulated post retirement benefit obligation has been recorded as a liability by American Express Financial Corporation.

     Charges by American Express Financial Corporation for use of joint facilities, marketing services and other services aggregated $377,139, $335,183, and $243,346 for 1995, 1994 and 1993, respectively. Certain of these costs are included in deferred policy acquisition costs. In addition, the Company rents its home office space from American Express Financial Corporation on an annual renewable basis.

6.   Commitments and contingencies

     At December 31, 1995 and 1994, traditional life insurance and universal life-type insurance in force aggregated $59,683,532 and $52,666,567, respectively, of which
     $3,771,204 and $3,246,608 were reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under disability income policies. Under the agreements, premiums ceded to reinsurers amounted to $29,146, $29,489 and $28,276 and reinsurance recovered from reinsurers amounted to $5,756, $5,505, and $3,345 for the years ended December 31, 1995, 1994 and 1993.

     Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

     The Company is a defendant in various lawsuits, none of which, in the opinion of Company counsel, will result in a material liability.

     The IRS has completed its audit of the Company's 1987 through 1989 tax years. The Company is currently contesting one issue at the IRS Appeals Level. Management does not believe there will be a material impact as a result of this audit.

7.   Lines of credit

     The Company has available lines of credit with three banks aggregating $100,000 at 40 to 80 basis points over the banks' cost of funds or equal to the prime rate, depending on which line of credit agreement is used. Borrowings outstanding under these agreements were $nil at December 31, 1995 and 1994, respectively.

PAGE 41
8.   Derivative financial instruments

     The Company enters into transactions involving derivative financial instruments to manage its exposure to interest rate risk, including hedging specific transactions. The Company manages risks associated with these instruments as described below. The Company does not hold derivative instruments for trading purposes.

     Market risk is the possibility that the value of the derivative financial instruments will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate. The Company is not impacted by market risk related to derivatives held for non-trading purposes beyond that inherent in cash market transactions. Derivatives held for purposes other than trading are largely used to manage risk and, therefore, the cash flow and income effects of the derivatives are inverse to the effects of the underlying transactions.

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

                                        Notional    Carrying     Fair    Total Credit
     December 31, 1995                   Amount       Value      Value     Exposure
     Assets:
       Interest rate caps              $5,100,000    $26,680   $ 8,366    $ 8,366

     December 31, 1994

     Assets:
       Financial futures contracts     $  159,800    $ 2,072   $ 2,072    $    --
       Interest rate caps               4,400,000     29,054    42,365     42,365
                                       $4,559,800    $31,126   $44,437    $42,365

     The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The financial futures contracts expired in 1995. The interest rate caps expire on various dates from 1996 to 2000.

PAGE 42
8.   Derivative financial instruments (continued)

     Financial futures contracts and interest rate caps are used principally to manage the Company's exposure to rising interest rates. These instruments are used primarily to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders.

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

9.   Fair values of financial instruments

     The Company discloses fair value information for most on- and off-balance sheet financial instruments for which it is practical to estimate that value. Fair values of life insurance obligations and all non-financial instruments, such as deferred acquisition costs are excluded. Off-balance sheet intangible assets, such as the value of the field force, are also excluded. Management believes the value of excluded assets is significant. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented.

                                                1995                           1994
                                      Carrying          Fair         Carrying          Fair
     Financial Assets                   Value           Value          Value           Value
     Investments:
       Fixed maturities (Note 2):
         Held to maturity             $11,257,591    $11,878,377    $11,269,861    $10,694,800
         Available for sale            10,516,212     10,516,212      8,017,555      8,017,555
       Mortgage loans on
         real estate (Note 2)           2,945,495      3,184,666      2,400,514      2,342,520
       Other:
         Equity securities (Note 2)         3,517          3,517          1,906          1,906
         Derivative financial
           instruments (Note 8)            26,680          8,366         31,126         44,437
         Other                             52,182         52,182             --             --
     Cash and
       cash equivalents (Note 1)           72,147         72,147        267,774        267,774
     Separate account assets
       (Note 1)                        14,974,082     14,974,082     10,881,235     10,881,235

     Financial Liabilities
       Future policy benefits
         for fixed annuities           20,259,265     19,603,114     18,325,870     17,651,897
       Separate account liabilities    14,208,619     13,665,636     10,398,861      9,943,672

     At December 31, 1995 and 1994, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1,070,598 and $971,897, respectively, and policy loans of $74,973 and $64,212, respectively. The fair value of these benefits is

PAGE 43
9.   Fair values of financial instruments (continued)

     based on the status of the annuities at December 31, 1995 and 1994. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 1995 and 1994.

     At December 31, 1995 and 1994, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $765,463 and $482,374, respectively.

10.  Segment information

     The Company's operations consist of two business segments; first, individual and group life insurance, disability income, health and long-term care insurance, and second, annuity products designed for individuals, pension plans, small businesses and employer-sponsored groups. The consolidated condensed statements of income for the years ended December 31, 1995, 1994 and 1993 and total assets at December 31, 1995, 1994 and 1993 by segment are summarized as follows:

                                                1995           1994          1993
     Net investment income:
     Life, disability income, health
       and long-term care insurance        $   256,242    $   247,047    $   250,224
     Annuities                               1,651,067      1,534,826      1,532,995
                                           $ 1,907,309    $ 1,781,873    $ 1,783,219
     Premiums, charges and fees:
     Life, disability income, health
       and long-term care insurance        $   384,008    $   335,375    $   287,713
     Annuities                                 249,557        193,370        143,876
                                           $   633,565    $   528,745    $   431,589
     Income before income taxes:
     Life, disability income, health
       and long-term care insurance        $   125,402    $   122,677    $   104,127
     Annuities                                 440,278        394,117        315,336
     Net loss on investments                    (4,898)        (4,282)        (6,737)
                                           $   560,782    $   512,512    $   412,726
     Total assets:
     Life, disability income, health
       and long-term care insurance        $ 6,195,870    $ 5,269,188    $ 4,810,145
     Annuities                              36,704,208     30,478,355     28,247,608
                                           $42,900,078    $35,747,543    $33,057,753

     Allocations of net investment income and certain general expenses are based on various assumptions and estimates.

     Assets are not individually identifiable by segment and have been allocated principally based on the amount of future policy benefits by segment.

     Capital expenditures and depreciation expense are not material, and consequently, are not reported.

IDS LIFE INSURANCE COMPANY
SCHEDULE I - CONSOLIDATED SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES ($ thousands)
AS OF DECEMBER 31, 1995


Column A                                      Column B          Column C          Column D

Type of Investment                              Cost              Value       Amount at which
                                                                               shown in the
                                                                               balance sheet
Fixed maturities:
    Held to maturity:
        United States Government and
          government agencies and
          authorities (a)                    $ 1,237,093       $ 1,253,115      $ 1,237,093
        States, municipalities and
           political subdivisions                 11,936            12,266           11,936
        All other corporate bonds             10,008,562        10,612,996       10,008,562
              Total held to maturity          11,257,591        11,878,377       11,257,591

    Available for sale:
        United States Government and
          government agencies and
          authorities (b)                      4,092,563         4,176,080        4,176,080
        States, municipalities and
           political subdivisions                 11,020            12,496           12,496
        All other corporate bonds              6,042,553         6,327,636        6,327,636
              Total available for sale        10,146,136        10,516,212       10,516,212

Mortgage loans on real estate                  2,945,495         XXXXXXXXX        2,945,495
Policy loans                                     424,019         XXXXXXXXX          424,019
Other investments                                146,894         XXXXXXXXX          146,894

              Total investments              $24,920,135       $ XXXXXXXXX      $25,290,211

(a) - Includes mortgage-backed securities with a cost and market value of $1,172,570 and
      $1,184,673, respectively.
(b) - Includes mortgage-backed securities with a cost and market value of $4,008,481 and
      $4,088,800, respectively.

IDS LIFE INSURANCE COMPANY
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1995

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

Annuities            $1,227,169        $21,404,836       $      -             $28,191            $      -       $1,651,067

Life, DI,
Long-term Care and
Health Insurance        798,556          3,613,253              -              28,132             161,530          256,242

Total                $2,025,725        $25,018,089       $      -             $56,323            $161,530       $1,907,309

                       Column H          Column I          Column J          Column K

                       Benefits,       Amortization          Other           Premiums
                        claims,        of deferred         operating         written
                      losses and         policy             expenses
                      settlement       acquisition
                       expenses           costs

Annuities            $    2,693        $   189,626       $166,191              N/A

Life, DI,
Long-term Care and
Health Insurance        164,749             90,495         45,451              N/A

Total                $  167,442        $   280,121       $211,642              N/A

IDS LIFE INSURANCE COMPANY
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1994

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

Annuities             $1,150,585       $19,361,979       $      -             $23,888         $      -           $1,534,826

Life, DI,
Long-term Care and
Health Insurance         714,739         3,346,931              -              26,180          144,640              247,047

Total                 $1,865,324       $22,708,910       $      -             $50,068         $144,640           $1,781,873

                       Column H          Column I          Column J          Column K

                       Benefits,       Amortization          Other           Premiums
                        claims,        of deferred         operating         written
                      losses and         policy             expenses
                      settlement       acquisition
                       expenses           costs

Annuities             $   (5,762)      $   194,060       $131,515              N/A

Life, DI,
Long-term Care and
Health Insurance         134,128            86,312         78,586              N/A

Total                 $  128,366       $   280,372       $210,101              N/A

IDS LIFE INSURANCE COMPANY
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1993

Column A               Column B          Column C          Column D          Column E           Column F

Segment                Deferred           Future           Unearned        Other policy         Premium
                        policy            policy           premiums         claims and          revenue
                     acquisition         benefits,                           benefits
                         cost             losses,                             payable
                                        claims and
                                           loss
                                          expenses
Annuities             $1,008,378       $18,492,135        $      -           $ 21,508          $      -

Life, DI,
Long-term Care and
Health Insurance         644,006         3,148,932               -             23,008           127,245

Total                 $1,652,384       $21,641,067        $      -           $ 44,516          $127,245

                       Column G          Column H          Column I          Column J          Column K

                          Net            Benefits,       Amortization          Other           Premiums
                      investment          claims,        of deferred         operating         written
                        income          losses and         policy             expenses
                                        settlement       acquisition
                                         expenses           costs

Annuities             $1,532,995       $     3,656        $139,602           $122,999            N/A

Life, DI,
Long-term Care and
Health Insurance         250,224           119,335          72,131            118,975            N/A

Total                 $1,783,219       $   122,991        $211,733           $241,974            N/A

IDS LIFE INSURANCE COMPANY
SCHEDULE IV - REINSURANCE ($ thousands)
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Column A                         Column B          Column C          Column D         Column E       Column F

                               Gross amount      Ceded to other    Assumed from          Net        % of amount
                                                   companies      other companies       Amount     assumed to net

For the year ended
  December 31, 1995

Life insurance in force        $57,895,180        $3,771,204        $1,788,352        $55,912,328      3.20%

Premiums:
  Life insurance               $    53,089        $    2,648        $     (248)       $    50,193     -0.49%
  DI & health insurance            137,016            25,679                --            111,337      0.00%
Total premiums                 $   190,105        $   28,327        $     (248)       $   161,530     -0.15%

For the year ended
  December 31, 1994

Life insurance in force        $50,814,651        $3,246,608        $1,851,916        $49,419,959      3.75%

Premiums:
  Life insurance               $    51,219        $    3,354        $      319        $    48,184      0.66%
  DI & health insurance            114,049            17,593                --             96,456      0.00%
Total premiums                 $   165,268        $   20,947        $      319        $   144,640      0.22%

For the year ended
  December 31, 1993

Life insurance in force        $44,188,493        $3,038,426        $1,937,022        $43,087,089      4.50%

Premiums:
  Life insurance               $    51,764        $    3,627        $       --        $    48,137      0.00%
  DI & health insurance             96,250            17,142                --             79,108      0.00%
Total premiums                 $   148,014        $   20,769        $       --        $   127,245      0.00%

IDS LIFE INSURANCE COMPANY
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS ($ thousands)
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

          Column A                  Column B          Column C                          Column D            Column E

                                                      Additions
                                                      ---------
                                   Balance at                          Charged to
        Description                Beginning          Charged to     Other Accounts-   Deductions-       Balance at End
                                   of Period       Costs & Expenses     Describe       Describe *          of Period
For the year ended
  December 31, 1995
-------------------------
Reserve for Mortgage Loans          $35,252             $ 1,088            $0           ($1,000)            $37,340
Reserve for Other Investments       $ 7,515            ($ 2,802)           $0            $    0             $ 4,713

For the year ended
  December 31, 1994
-------------------------
Reserve for Mortgage Loans          $35,020             $   232            $0            $    0             $35,252
Reserve for Fixed Maturities        $22,777            ($16,777)           $0            $6,000             $     0
Reserve for Other Investments       $10,700            ($ 3,185)           $0            $    0             $ 7,515

For the year ended
  December 31, 1993
-------------------------
Reserve for Mortgage Loans          $23,595             $13,635            $0            $2,210             $35,020
Reserve for Fixed Maturities        $37,899            ($15,122)           $0                               $22,777
Reserve for Other Investments       $12,834            ($ 4,344)           $0           ($2,210)            $10,700

* 1995 amount represents a reserve on mortgage loans which were transferred from an affiliate.  1994 amount represents a direct writedown of the related investments in fixed maturities.  1993 amounts represent transfers between reserve accounts.
