Form 10-Q
period 1996-03-31
IDS LIFE FLEXIBLE PAYMENT MARKET VALUE ANNUITY
filed 1996-05-14
CIK 727892

PAGE 1
                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

(Mark one)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

PAGE 2
                 IDS LIFE INSURANCE COMPANY

                          FORM 10-Q

            For the Quarter Ended March 31, 1996

                      Table of Contents

PART I - FINANCIAL INFORMATION                               Page

     Item 1. Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1996 (unaudited) and
          December 31, 1995                                  3 - 4

          Consolidated Statements of Income for the
          three months ended March 31, 1996 and 1995
          (unaudited)                                          5

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and 1995
          (unaudited)                                        6 - 7

          Notes to Consolidated Financial Statements
          (unaudited)                                        8 - 9

     Item 2. Management's Discussion and Analysis of
             Consolidated Financial Condition and
             Results of Operations                          10 - 12

PART II - OTHER INFORMATION                                    13

SIGNATURES                                                     14

PAGE 3
                    IDS LIFE INSURANCE COMPANY
                    CONSOLIDATED BALANCE SHEETS
              ($ thousands, except per share amount)

                                                                        March 31,           December 31,
ASSETS                                                                    1996                  1995
                                                                      (unaudited)
Investments:
  Fixed Maturities:
     Held to maturity, at amortized cost (Fair value:
        1996, $11,241,735; 1995, $11,878,377)                         $10,974,448           $11,257,591
     Available for sale, at fair value (Amortized cost:
        1996, $10,180,147; 1995, $10,146,136)                          10,292,958            10,516,212

                                                                       21,267,406            21,773,803

  Mortgage loans on real estate
     (Fair value: 1996, $3,284,067; 1995, $3,184,666)                   3,172,025             2,945,495
  Policy loans                                                            430,450               424,019
  Other investments                                                       154,459               146,894

         Total investments                                             25,024,340            25,290,211

Cash and cash equivalents                                                  42,868                72,147

Receivables:
  Reinsurance                                                             125,398               114,387
  Amounts due from brokers                                                 49,219                     -
  Other accounts receivable                                                41,982                33,667
  Premiums due                                                              4,778                 5,441

       Total receivables                                                  221,377               153,495

Accrued investment income                                                 341,326               348,008

Deferred policy acquisition costs                                       2,095,963             2,025,725

Other assets                                                               37,590                36,410

Separate account assets                                                15,760,152            14,974,082

         Total assets                                                 $43,523,616           $42,900,078

PAGE 4
                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                             ($ thousands, except per share amount)
                                           (continued)


                                                                        March 31,           December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                      1996                  1995
                                                                       (unaudited)
Liabilities:
   Future policy benefits:
      Fixed annuities                                                 $21,278,855           $21,404,836
      Universal life-type insurance                                     3,109,429             3,076,847
      Traditional life insurance                                          209,107               209,249
      Disability income, health and
         long-term care insurance                                         351,125               327,157
   Policy claims and other
      policyholders' funds                                                 76,446                56,323
   Amounts due to brokers                                                 117,151               112,904
   Deferred income taxes                                                    9,681               121,618
   Other liabilities                                                      381,967               285,354
   Separate account liabilities                                        15,760,152            14,974,082

        Total liabilities                                              41,293,913            40,568,370

Stockholder's equity:
   Capital stock, $30 par value per share;
      100,000 shares authorized, issued and outstanding                     3,000                 3,000
   Additional paid-in capital                                             278,814               278,814
   Net unrealized loss on investments                                      70,282               230,129
   Retained earnings                                                    1,877,607             1,819,765

        Total stockholder's equity                                      2,229,703             2,331,708

Total liabilities and stockholder's equity                            $43,523,616           $42,900,078

See accompanying notes.

PAGE 5
                                   IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          ($ thousands)
                                           (unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                                   1996            1995
Revenues
   Premiums:
      Traditional life insurance                                $ 12,440        $ 12,204
      Disability income, health and
       long-term care insurance                                   31,639          26,484

          Total premiums                                          44,079          38,688

   Policyholder and contractholder charges                        71,453          62,026
   Management and other fees                                      62,602          46,590
   Net investment Income                                         493,830         460,614
   Net realized gain (loss) on investments                         2,492          (1,238)

          Total revenues                                         674,456         606,680

Benefits and expenses:
   Death and other benefits:
      Traditional life insurance                                   7,223           6,850
      Universal life-type insurance
         and investment contracts                                 23,625          16,542
      Disability income, health and
         long-term care insurance                                  4,301           3,752
   Increase (decrease) in liabilities for
      future policy benefits:
         Traditional life insurance                                 (246)           (963)
         Disability income, health and
           long-term care insurance                               14,616          10,632
   Interest credited on universal life-type
      insurance and investment contracts                         338,075         312,040
   Amortization of deferred policy
     acquisition costs                                            68,245          64,773
   Other insurance and operating expenses                         69,267          60,918

          Total benefits and expenses                            525,106         474,544

Income before income taxes                                       149,350         132,136

Income taxes                                                      51,508          46,342

Net income                                                      $ 97,842        $ 85,794

See accompanying notes.

PAGE 6

                                   IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ thousands)
                                           (unaudited)

                                                              Three months ended
                                                                   March 31,
                                                             1996            1995

Cash flows from operating activities:
  Net income                                               $ 97,842        $ 85,794
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Policy loans, excluding universal
           life-type insurance:
                Issuance                                    (10,345)        (10,204)
                Repayment                                     9,888           8,746
        Change in reinsurance receivable                    (11,011)         (7,660)
        Change in other accounts receivable                  (8,315)         23,207
        Change in accrued investment income                   6,682           7,373
        Change in deferred policy
           acquisition costs, net                           (58,647)        (52,164)
        Change in liabilities for future policy
           benefits for traditional life,
           disability income, health and
           long-term care insurance                          23,826          15,378
        Change in policy claims and other
           policyholders' funds                              20,123          25,607
        Change in deferred income taxes                     (17,150)        (15,971)
        Change in other liabilities                          96,613          19,502
        Amortization of premium
           (accretion of discount), net                      (4,340)         75,421
        Net (gain) loss on investments                       (2,492)          1,238
        Activity related to universal
           life-type insurance:
                Premiums                                    121,713         113,073
                Surrenders and death benefits               (93,275)        (71,379)
                Interest credited to account balances        41,644          39,473
        Policyholder and contractholder charges,
           non-cash                                         (37,500)        (34,183)
        Other, net                                           (6,463)          3,027

           Net cash provided by operating activities       $168,793        $226,278

PAGE 7

                                   IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ thousands)
                                           (unaudited)
                                           (continued)



                                                                              Three months ended
                                                                                   March 31,
                                                                             1996            1995
Cash flows from investing activities:
  Fixed maturities held to maturity:
     Purchases                                                              ($5,481)      ($120,997)
     Maturities, sinking fund payments and calls                            241,436         145,157
     Sales                                                                   60,564          61,991
  Fixed maturities available for sale:
     Purchases                                                             (444,871)       (871,475)
     Maturities, sinking fund payments and calls                            269,315          78,755
     Sales                                                                  140,507               -
  Other investments, excluding policy loans:
     Purchases                                                             (264,621)       (151,337)
     Sales                                                                   30,720          50,902
  Change in amounts due from broker                                         (49,219)          4,233
  Change in amounts due to broker                                            (4,467)       (131,696)

            Net cash used in investing activities                           (26,117)       (934,467)

Cash flows from financing activities:
  Activity related to investment contracts:
     Considerations received                                                870,368         951,274
     Surrenders and death benefits                                       (1,292,780)       (701,853)
     Interest credited to account balances                                  296,431         272,567
  Universal life-type insurance policy loans:
     Issuance                                                               (21,218)        (22,434)
     Repayment                                                               15,244          14,034
  Cash dividends to parent                                                  (40,000)        (70,000)

            Net cash (used in) provided by financing activities            (171,955)        443,588

Net decrease in cash and cash equivalents                                   (29,279)       (264,601)

Cash and cash equivalents at beginning of period                             72,147         267,774

Cash and cash equivalents at end of period                              $    42,868       $   3,173

                                              See accompanying notes.

PAGE 8
                 IDS LIFE INSURANCE COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 1996
                      ($ in thousands)
                         (unaudited)

1.   General

     In the opinion of the management of IDS Life Insurance
     Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 1996, statements of income for the three months ended March 31, 1996 and 1995 and statements of cash flows for the three months ended
     March 31, 1996 and 1995.

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

     Cash paid for interest on borrowings totaled $1,172 and $20 for the three months ended March 31, 1996 and 1995, respectively. Cash paid (refunded) for income taxes totaled $20,222 and $(3,367) for the three months ended March 31, 1996 and 1995, respectively.

PAGE 9
                 IDS LIFE INSURANCE COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ in thousands)
                         (unaudited)
                          (continued)

4.   Commitments and contingencies

     Commitments for purchases of investments in the ordinary course of business at March 31, 1996 aggregated $310,810.

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

PAGE 10
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months
Ended March 31, 1995:

     Consolidated net income increased 14 percent to $98 million for the three months ended March 31, 1996, compared to $86 million in 1995. Earnings growth resulted primarily from increases in net investment income, management fees and policyholder and contractholder charges, partially offset by the impact of somewhat lower investment margins.

     Premiums received totaled $1.4 billion for the three months ended March 31, 1996, a slight increase from a year ago.
Increased sales of variable annuities and life insurance were mostly offset by decreased sales of fixed annuities.

     Net investment income increased to $494 million for the three months ended March 31, 1996, compared with $461 million a year ago. The increase reflects higher total investments which increased 7.6 percent from a year ago to $25 billion at March 31, 1996.

     Policyholder and contractholder charges increased to $71 million for the three months ended March 31, 1996, compared with $62 million a year ago. This increase is primarily due to higher life insurance in force.

     Management and other fees increased to $63 million for the three months ended March 31, 1996, compared with $47 million a year ago. This is primarily due to an increase in separate account assets, which grew 33 percent to $16 billion at March 31, 1996 due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

     Total benefits and expenses increased to $525 million for the three months ended March 31, 1996, compared to $475 million a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased to $338 million, compared with $312 million for the corresponding period in 1995.
This is due to higher aggregate amounts in force and an increase in interest credited rates.

PAGE 11
Liquidity and Capital Resources

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

     The Company has available lines of credit with three banks aggregating $100 million, which are used strictly as short-term sources of funds. There were no outstanding borrowings under these agreements at March 31, 1996. The
Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $78 million at March 31, 1996.

     At March 31, 1996, approximately 8.4 percent of the Company's invested assets were below-investment-grade bonds, compared to 9.2 percent at December 31, 1995. These investments may be subject to a higher degree of risk than the more "traditional" issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

     At March 31, 1996, net unrealized appreciation on investments in fixed maturities decreased due to an increase in market rates during the first quarter of 1996. For the three months ended March 31, 1996, sales of fixed maturities held to maturity were primarily due to significant deterioration in the issuers' creditworthiness.

     At March 31, 1996, the Company had an allowance for losses on mortgage loans of $35 million.

     The Company paid $40 million in dividends to its parent during the three months ended March 31, 1996.

PAGE 12
     The economy and other factors have caused an increase in the number of insurance companies that are under regulatory supervision. This circumstance has resulted in an increase in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company has established an asset for guaranty association assessments from those states allowing a reduction in future premium taxes over a reasonable period of time. The asset will be amortized as future premium taxes are reduced. The Company has also estimated the effect of future assessments on the Company's financial position and results of operations and has established a reserve for such assessments.

PAGE 13
PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March 31, 1996.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

No reports on Form 8-K were required to be filed by the Company for the three months ended March 31, 1996.

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

DATE                        May 13, 1996