Form 10-Q
period 1996-06-30
IDS LIFE FLEXIBLE PAYMENT MARKET VALUE ANNUITY
filed 1996-08-12
CIK 727892

PAGE 1
                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

PAGE 2
                 IDS LIFE INSURANCE COMPANY

                          FORM 10-Q

             For the Quarter Ended June 30, 1996

                      Table of Contents

PART I - FINANCIAL INFORMATION                               Page

     Item 1. Financial Statements

          Consolidated Balance Sheets as of
          June 30, 1996 (unaudited) and
          December 31, 1995                                  3 - 4

          Consolidated Statements of Income for the
          six months ended June 30, 1996 and 1995
          (unaudited)                                          5

          Consolidated Statements of Income for the
          three months ended June 30, 1996 and 1995
          (unaudited)                                          6


          Consolidated Statements of Cash Flows for the
          six months ended June 30, 1996 and 1995
          (unaudited)                                        7 - 8

          Notes to Consolidated Financial Statements
          (unaudited)                                        9 - 10

     Item 2. Management's Discussion and Analysis of
             Consolidated Financial Condition and
             Results of Operations                          11 - 13

PART II - OTHER INFORMATION                                   14

SIGNATURES                                                    15

PAGE 3
                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                             ($ thousands, except per share amount)

                                                                June 30,        December 31,
ASSETS                                                            1996              1995
                                                              (unaudited)
Investments:
   Fixed Maturities:
      Held to maturity, at amortized cost (Fair value:
         1996, $10,877,425; 1995, $11,878,377)                $10,768,970       $11,257,591
      Available for sale, at fair value (Amortized cost:
         1996, $10,283,339; 1995, $10,146,136)                 10,277,208        10,516,212

                                                               21,046,178        21,773,803

   Mortgage loans on real estate
      (Fair value: 1996, $3,338,721; 1995, $3,184,666)          3,317,820         2,945,495
   Policy loans                                                   440,685           424,019
   Other investments                                              216,753           146,894

           Total investments                                   25,021,436        25,290,211

Cash and cash equivalents                                         104,136            72,147

Receivables:
  Reinsurance                                                     133,048           114,387
  Other accounts receivable                                        41,171            33,667
  Premiums due                                                      4,897             5,441

           Total receivables                                      179,116           153,495

Accrued investment income                                         349,770           348,008

Deferred policy acquisition costs                               2,170,324         2,025,725

Deferred income taxes                                             136,527                 -

Other assets                                                       36,925            36,410

Separate account assets                                        16,713,279        14,974,082

           Total assets                                       $44,711,513       $42,900,078

PAGE 4
                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                             ($ thousands, except per share amount)
                                           (continued)

                                                                June 30,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                              1996              1995
                                                               (unaudited)
Liabilities:
   Future policy benefits:
      Fixed annuities                                         $21,399,929       $21,404,836
      Universal life-type insurance                             3,127,406         3,076,847
      Traditional life insurance                                  209,524           209,249
      Disability income, health and
        long-term care insurance                                  375,508           327,157
   Policy claims and other
        policyholders' funds                                       77,402            56,323
   Amounts due to brokers                                         307,337           112,904
   Deferred income taxes                                                -           121,618
   Other liabilities                                              280,871           285,354
   Separate account liabilities                                16,713,279        14,974,082

          Total liabilities                                    42,491,256        40,568,370

Stockholder's equity:
   Capital stock, $30 par value per share;
      100,000 shares authorized, issued and outstanding             3,000             3,000
   Additional paid-in capital                                     278,814           278,814
   Net unrealized gain (loss) on investments                       (3,555)          230,129
   Retained earnings                                            1,941,998         1,819,765

          Total stockholder's equity                            2,220,257         2,331,708

Total liabilities and stockholder's equity                    $44,711,513       $42,900,078

      See accompanying notes.

PAGE 5
                                   IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          ($ thousands)
                                           (unaudited)

                                                              Three months ended
                                                                   June 30,
                                                            1996             1995
Revenues:
   Premiums:
      Traditional life insurance                       $   12,942       $   13,251
      Disability income, health and
       long-term care insurance                            31,736           26,828

          Total premiums                                   44,678           40,079

   Policyholder and contractholder charges                 74,888           63,145
   Management and other fees                               64,560           50,840
   Net investment income                                  487,601          476,106
   Net realized gain (loss) on investments                    312           (1,512)

          Total revenues                                  672,039          628,658

Benefits and expenses:
   Death and other benefits:
      Traditional life insurance                            7,606            8,505
      Universal life-type insurance
        and investment contracts                           19,792           17,481
      Disability income, health and
        long-term care insurance                            3,456            4,761
   Increase (decrease) in liabilities for
      future policy benefits:
          Traditional life insurance                          355             (758)
          Disability income, health and
            long-term care insurance                       14,812           14,640
   Interest credited on universal life-type
      insurance and investment contracts                  337,876          329,834
   Amortization of deferred policy
      acquisition costs                                    68,469           59,844
   Other insurance and operating expenses                  55,955           49,375

          Total benefits and expenses                     508,321          483,682

Income before income taxes                                163,718          144,976

Income taxes                                               56,350           50,038

Net income                                             $  107,368       $   94,938

                    See accompanying notes.

PAGE 6
                                   IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                          ($ thousands)
                                           (unaudited)

                                                              Six months ended
                                                                   June 30,
                                                            1996             1995
Revenues:
   Premiums:
      Traditional life insurance                       $   25,382       $   25,455
      Disability income, health and
        long-term care insurance                           63,375           53,312

          Total premiums                                   88,757           78,767

   Policyholder and contractholder charges                146,341          125,171
   Management and other fees                              127,162           97,430
   Net investment income                                  981,431          936,720
   Net realized gain (loss) on investments                  2,804           (2,750)

          Total revenues                                1,346,495        1,235,338

Benefits and expenses:
   Death and other benefits:
      Traditional life insurance                           14,829           15,355
      Universal life-type insurance
          and investment contracts                         43,417           34,023
      Disability income, health and
          long-term care insurance                          7,757            8,513
   Increase (decrease) in liabilities for
      future policy benefits:
          Traditional life insurance                          109           (1,721)
          Disability income, health and
             long-term care insurance                      29,428           25,272
   Interest credited on universal life-type
      insurance and investment contracts                  675,951          641,874
   Amortization of deferred policy
      acquisition costs                                   136,714          124,617
   Other insurance and operating expenses                 125,222          110,293

          Total benefits and expenses                   1,033,427          958,226

Income before income taxes                                313,068          277,112

Income taxes                                              107,858           96,380

Net income                                             $  205,210       $  180,732

                    See accompanying notes.

PAGE 7
                                   IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ thousands)
                                           (unaudited)

                                                                        Six months ended
                                                                            June 30,
                                                                       1996           1995
Cash flows from operating activities:
  Net income                                                       $  205,210      $ 180,732
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Policy loans, excluding universal
           life-type insurance:
                Issuance                                              (23,261)       (22,684)
                Repayment                                              19,844         18,321
        Change in reinsurance receivable                              (18,661)       (16,338)
        Change in other accounts receivable                            (7,504)        15,343
        Change in accrued investment income                            (1,762)       (12,745)
        Change in deferred policy
           acquisition costs, net                                    (127,788)      (100,483)
        Change in liabilities for future policy
           benefits for  traditional life,
           disability income, health and
           long-term care insurance                                    48,626         43,643
        Change in policy claims and other
           policyholders' funds                                        21,079         36,420
        Change in deferred income taxes                              (119,935)       (22,928)
        Change in other liabilities                                    (4,483)       (32,026)
        Accretion of discount, net                                     (5,149)       (12,184)
        Net realized (gain) loss on investments                        (2,804)         2,750
        Activity related to universal
           life-type insurance:
                Premiums                                              242,049        227,118
                Surrenders and death benefits                        (199,311)      (148,131)
                Interest credited to account balances                  82,339         80,075
        Policyholder and contractholder charges,
           non-cash                                                   (74,518)       (68,498)
        Other, net                                                       (734)         9,723

           Net cash provided by operating activities               $   33,237      $ 178,108

PAGE 8
                                   IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ thousands)
                                           (unaudited)
                                           (continued)

                                                                        Six months ended
                                                                             June 30,
                                                                       1996           1995
Cash flows from investing activities:
  Fixed maturities held to maturity:
      Purchases                                                   ($   32,846)    ($ 391,215)
      Maturities, sinking fund payments and calls                     422,554        307,164
      Sales                                                           102,355        125,282
  Fixed maturities available for sale:
      Purchases                                                      (925,631)    (1,567,022)
      Maturities, sinking fund payments and calls                     633,287        323,689
      Sales                                                           157,080         14,820
  Other investments, excluding policy loans:
      Purchases                                                      (548,874)      (294,900)
      Sales                                                            99,550         93,620
  Change in amounts due from broker                                         -          4,674
  Change in amounts due to broker                                     194,433        147,695

           Net cash provided by (used in) investing activities        101,908     (1,236,193)

Cash flows from financing activities:
  Activity related to investment contracts:
     Considerations received                                        1,611,996      1,829,091
     Surrenders and death benefits                                 (2,210,516)    (1,422,092)
     Interest credited to account balances                            593,613        561,798
  Universal life-type insurance policy loans:
     Issuance                                                         (42,836)       (43,467)
     Repayment                                                         29,587         26,297
  Cash dividends to parent                                            (85,000)      (105,000)

           Net cash provided by (used in) financing activities       (103,156)       846,627

Net increase (decrease) in cash and cash equivalents                   31,989       (211,458)

Cash and cash equivalents at beginning of period                       72,147        267,774

Cash and cash equivalents at end of period                         $  104,136      $  56,316

                                   See accompanying notes.

PAGE 9
                 IDS LIFE INSURANCE COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 1996
                      ($ in thousands)
                         (unaudited)

1.   General

In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 1996, statements of income for the three and six months ended June 30, 1996 and 1995 and statements of cash flows for the six months ended June 30, 1996 and 1995.

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

Cash paid for interest on borrowings totaled $2,471 and $1,879 for the six months ended June 30, 1996 and 1995, respectively. Cash paid for income taxes totaled $249,383 and $111,800 for the six months ended June 30, 1996 and 1995, respectively.

PAGE 10
                 IDS LIFE INSURANCE COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ($ in thousands)
                         (unaudited)
                          (continued)

4.   Commitments and contingencies

Commitments for purchases of investments in the ordinary course of business at June 30, 1996 aggregated $274,434.

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

PAGE 11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 1996 Compared to Six Months Ended June
30, 1995:

     Consolidated net income increased 14 percent to $205 million for the six months ended June 30, 1996, compared to $181 million in 1995. Earnings growth resulted primarily from increases in net investment income, management fees and policyholder and contractholder charges, partially offset by the impact of somewhat lower spread rates. It is expected that spread rates will continue to decrease throughout the year.

     Premiums received totaled $3.1 billion for the six months ended June 30, 1996, compared to $2.8 billion a year ago.
Increased sales of variable annuities and life insurance were partially offset by decreased sales of fixed annuities, reflecting lower interest rates in 1996 compared to 1995.

     Net investment income increased to $981 million for the six months ended June 30, 1996, compared with $937 million a year ago. The increase reflects higher total investments which increased 3.6 percent from a year ago to $25 billion at June 30, 1996, partially offset by lower yields.

     Policyholder and contractholder charges increased to $146
million for the six months ended June 30, 1996, compared with $125 million a year ago. This increase is primarily due to higher life insurance in force.

     Management and other fees increased to $127 million for the six months ended June 30, 1996, compared with $97 million a year ago. This is primarily due to an increase in separate account assets, which grew 29 percent to $17 billion at June 30, 1996 due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

     Total benefits and expenses were $1.0 billion for the six months ended June 30, 1996, a slight increase from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased to $676 million, compared with $642 million for the corresponding period in 1995. This is due to both higher aggregate amounts in force and an decrease in interest credited rates.

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

     The Company has available lines of credit with three banks aggregating $100 million, which are used strictly as short-term sources of funds. At June 30, 1996, outstanding borrowings under these agreements were $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $184 million at June 30, 1996.

     At June 30, 1996, approximately 8.5 percent of the Company's invested assets were below-investment-grade bonds, compared to 9.2 percent at December 31, 1995. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

     At June 30, 1996, net unrealized appreciation on investments in fixed maturities decreased due to an increase in market rates during the second quarter of 1996. For the six months ended June 30, 1996, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

     At June 30, 1996, the Company had an allowance for losses on mortgage loans of $34 million.

     The Company paid $85 million in dividends to its parent during the six months ended June 30, 1996.

     The economy and other factors have caused an increase in the number of insurance companies that are under regulatory supervision. This circumstance has resulted in an increase in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company has established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset will be amortized as future premium taxes are reduced. The Company has also estimated the effect of future assessments on the Company's financial position and results of operations and has established a reserve for such assessments.

PAGE 14
PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended June
          30, 1996.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

No reports on Form 8-K were required to be filed by the Company for the six months ended June 30, 1996.

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

DATE                        August 12, 1996