Form 10-Q
period 1996-09-30
IDS LIFE FLEXIBLE PAYMENT MARKET VALUE ANNUITY
filed 1996-11-14
CIK 727892

PAGE 1
                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934

(Mark one)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

PAGE 2
                 IDS LIFE INSURANCE COMPANY

                          FORM 10-Q

          For the Quarter Ended September 30, 1996

                      Table of Contents

PART I - FINANCIAL INFORMATION                                Page

     Item 1. Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1996 (unaudited) and
          December 31, 1995                                    3-4

          Consolidated Statements of Income for the
          three months ended September 30, 1996 and 1995
          (unaudited)                                           5

          Consolidated Statements of Income for the
          nine months ended September 30, 1996 and 1995
          (unaudited)                                           6

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1996 and 1995
          (unaudited)                                          7-8

          Notes to Consolidated Financial Statements
          (unaudited)                                          9-10

     Item 2. Management's Discussion and Analysis of
          Consolidated Financial Condition and
          Results of Operations                               11-13

PART II - OTHER INFORMATION                                    14

SIGNATURES                                                     15

PAGE 3
                          IDS LIFE INSURANCE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    ($ thousands, except per share amount)

                                                                   September 30,         December 31,
ASSETS                                                                1996                   1995
                                                                   (unaudited)
Investments:
  Fixed Maturities:
     Held to maturity, at amortized cost (Fair value:
                 1996, $10,788,460; 1995, $11,878,377)             $10,635,653           $11,257,591
     Available for sale, at fair value (Amortized cost:
                 1996, $10,376,822; 1995, $10,146,136)              10,410,197            10,516,212

                                                                    21,045,850            21,773,803

  Mortgage loans on real estate
    (Fair value: 1996, $3,497,236; 1995, $3,184,666)                 3,457,028             2,945,495
  Policy loans                                                         452,686               424,019
  Other investments                                                    227,727               146,894

                 Total investments                                  25,183,291            25,290,211

Cash and cash equivalents                                              120,134                72,147

Receivables:
   Reinsurance                                                         144,541               114,387
   Amounts due from brokers                                             19,313                     -
   Other accounts receivable                                            36,457                33,667
   Premiums due                                                          4,970                 5,441

                 Total receivables                                     205,281               153,495

Accrued investment income                                              340,123               348,008

Deferred policy acquisition costs                                    2,228,125             2,025,725

Deferred income taxes                                                   60,730                     -

Other assets                                                            34,922                36,410

Separate account assets                                             17,484,994            14,974,082

                 Total assets                                      $45,657,600           $42,900,078

PAGE 4
                          IDS LIFE INSURANCE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    ($ thousands, except per share amount)
                                  (continued)

                                                                   September 30,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                    1996                 1995
                                                                    (unaudited)
Liabilities:
   Future policy benefits:
      Fixed annuities                                              $21,625,025           $21,404,836
      Universal life-type insurance                                  3,151,145             3,076,847
      Traditional life insurance                                       209,959               209,249
      Disability income, health and
         long-term care insurance                                      398,623               327,157
   Policy claims and other
      policyholders' funds                                              93,230                56,323
   Amounts due to brokers                                              137,630               121,618
   Deferred income taxes                                                     -               112,904
   Other liabilities                                                   245,843               285,354
   Separate account liabilities                                     17,484,994            14,974,082

                 Total liabilities                                  43,346,449            40,568,370

Stockholder's equity:
   Capital stock, $30 par value per share;
      100,000 shares authorized, issued and outstanding                  3,000                 3,000
   Additional paid-in capital                                          278,814               278,814
   Net unrealized gain on investments                                   21,097               230,129
   Retained earnings                                                 2,008,240             1,819,765

                 Total stockholder's equity                          2,311,151             2,331,708

Total liabilities and stockholder's equity                         $45,657,600           $42,900,078

See accompanying notes.

PAGE 5

                          IDS LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 ($ thousands)
                                  (unaudited)

                                                             Three months ended
                                                                September 30,
                                                         1996                  1995
Revenues:
   Premiums:
      Traditional life insurance                    $   12,692            $   12,213
      Disability income, health and
         long-term care insurance                       33,342                28,343
                   Total premiums                       46,034                40,556

   Policyholder and contractholder charges              77,047                63,768
   Management and other fees                            68,539                55,634
   Net investment income                               486,051               477,997
   Net realized gain (loss) on investments              (1,687)                  145
                     Total revenues                    675,984               638,100

Benefits and expenses:
   Death and other benefits:
      Traditional life insurance                         6,460                 6,769
      Universal life-type insurance
         and investment contracts                       19,864                17,532
      Disability income, health and
         long-term care insurance                        5,599                 4,578
   Increase in liabilities for
      future policy benefits:
          Traditional life insurance                       436                     7
          Disability income, health and
             long-term care insurance                   12,923                12,956
   Interest credited on universal life-type
     insurance and investment contracts                343,875               333,159
   Amortization of deferred policy
     acquisition costs                                  69,066                86,622
   Other insurance and operating expenses               62,397                46,478
                   Total benefits and expenses         520,620               508,101

Income before income taxes                             155,364               129,999

Income taxes                                            49,118                45,180

Net income                                          $  106,246            $   84,819

See accompanying notes.

PAGE 6
                          IDS LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                 ($ thousands)
                                  (unaudited)

                                                             Nine months ended
                                                                September 30,
                                                         1996                  1995

Revenues:
  Premiums:
     Traditional life insurance                     $   38,074            $   37,668
     Disability income, health and
        long-term care insurance                        96,717                81,655
                  Total premiums                       134,791               119,323

  Policyholder and contractholder charges              223,388               188,939
  Management and other fees                            195,701               153,064
  Net investment income                              1,467,482             1,414,616
  Net realized gain (loss) on investments                1,117                (2,605)
                  Total revenues                     2,022,479             1,873,337

Benefits and expenses:
  Death and other benefits:
     Traditional life insurance                         21,289                22,124
     Universal life-type insurance
        and investment contracts                        63,281                51,555
     Disability income, health and
        long-term care insurance                        13,356                13,091
  Increase (decrease) in liabilities for
        future policy benefits:
          Traditional life insurance                       545                (1,714)
          Disability income, health and
             long-term care insurance                   42,351                38,228
  Interest credited on universal life-type
     insurance and investment contracts              1,019,826               975,033
  Amortization of deferred policy
     acquisition costs                                 205,780               211,239
  Other insurance and operating expenses               187,619               156,771
                  Total benefits and expenses        1,554,047             1,466,327

Income before income taxes                             468,432               407,010

Income taxes                                           156,976               141,560

Net income                                          $  311,456            $  265,450

See accompanying notes.

PAGE 7

IDS LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ thousands)
(unaudited)

                                                                    Nine months ended
                                                                      September 30,
                                                              1996                   1995
Cash flows from operating activities:
   Net income                                            $   311,456            $   265,450
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Policy loans, excluding universal
             life-type insurance:
                 Issuance                                    (37,373)               (35,332)
                 Repayment                                    30,482                 26,993
          Change in reinsurance receivable                   (30,154)               (25,305)
          Change in other accounts receivable                 (2,790)                23,653
          Change in accrued investment income                  7,885                (11,926)
          Change in deferred policy
             acquisition costs, net                         (187,144)              (124,744)
          Change in liabilities for future policy
             benefits for  traditional life,
             disability income, health and
             long-term care insurance                         72,176                 64,584
          Change in policy claims and other
             policyholders' funds                             36,907                 27,075
          Change in deferred income taxes                    (57,411)               (32,318)
          Change in other liabilities                        (39,511)               (49,153)
          Accretion of discount, net                          (7,046)               (19,620)
          Net realized (gain) loss on investments             (1,117)                 2,605
          Activity related to universal
             life-type insurance:
                 Premiums                                    363,562                339,747
                 Surrenders and death benefits              (298,824)              (228,266)
                 Interest credited to account balances       123,716                121,324
          Policyholder and contractholder charges,
             non-cash                                       (114,156)              (103,768)
          Other, net                                           4,217                  3,300

             Net cash provided by operating activities   $   174,875            $   244,299

PAGE 8
IDS LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ thousands)
(unaudited)
(continued)

                                                                    Nine months ended
                                                                      September 30,
                                                              1996                   1995
Cash flows from investing activities:
   Fixed maturities held to maturity:
       Purchases                                            ($41,724)             ($443,661)
       Maturities, sinking fund payments and calls           548,298                485,070
       Sales                                                 115,832                175,616
   Fixed maturities available for sale:
       Purchases                                          (1,396,732)            (1,831,133)
       Maturities, sinking fund payments and calls           995,666                553,582
       Sales                                                 177,253                 50,031
   Other investments, excluding policy loans:
       Purchases                                            (753,578)              (505,182)
       Sales                                                 157,985                124,229
   Change in amounts due from broker                         (19,313)                (2,672)
   Change in amounts due to broker                            16,012                (59,805)

             Net cash used in investing activities          (200,301)            (1,453,925)

Cash flows from financing activities:
   Activity related to investment contracts:
       Considerations received                             2,329,493              2,338,090
       Surrenders and death benefits                      (3,005,414)            (2,080,869)
       Interest credited to account balances                 896,110                853,709
   Universal life-type insurance policy loans:
       Issuance                                              (65,179)               (63,768)
       Repayment                                              43,403                 39,880
   Cash dividends to parent                                 (125,000)              (140,000)

             Net cash provided by financing activities        73,413                947,042

Net increase (decrease) in cash and cash equivalents          47,987               (262,584)

Cash and cash equivalents at beginning of period              72,147                267,774

Cash and cash equivalents at end of period               $   120,134            $     5,190

See accompanying notes.

PAGE 9
                 IDS LIFE INSURANCE COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 1996
                        ($ thousands)
                         (unaudited)

1.   General

     In the opinion of the management of IDS Life Insurance
     Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 1996, statements of income for the three and nine months ended September 30, 1996 and 1995 and statements of cash flows for the nine months ended September 30, 1996 and 1995.

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

     Cash paid for interest on borrowings totaled $3,610 and $4,568 for the nine months ended September 30, 1996 and 1995, respectively. Cash paid for income taxes totaled
     $274,418 and $157,199 for the nine months ended
     September 30, 1996 and 1995, respectively.

PAGE 10
                 IDS LIFE INSURANCE COMPANY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        ($ thousands)
                         (unaudited)
                          (continued)

4.   Commitments and contingencies

     Commitments for purchases of investments in the ordinary course of business at September 30, 1996 aggregated $170,101.

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

PAGE 11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 1996 Compared to Nine Months
Ended September 30, 1995:

     Consolidated net income increased 17 percent to $311 million for the nine months ended September 30, 1996, compared to $265 million in 1995. Earnings growth resulted primarily from increases in net investment income, management fees and policyholder and contractholder charges, partially offset by the impact of somewhat lower spread rates. It is expected that spread rates will continue to decrease throughout the year.

     Premiums received totaled $4.6 billion for the nine months ended September 30, 1996, compared to $3.8 billion a year ago. Increased sales of variable annuities and life insurance were partially offset by decreased sales of fixed annuities, reflecting lower interest rates in 1996 compared to 1995.

     Net investment income was $1.5 billion for the nine months ended September 30, 1996, a slight increase from a year ago. The increase reflects higher total investments which increased
4.2 percent from a year ago to $25 billion at September 30, 1996, partially offset by lower yields.

     Policyholder and contractholder charges increased to $223 million for the nine months ended September 30, 1996, compared with $189 million a year ago. This increase is primarily due to higher life insurance in force.

     Management and other fees increased to $196 million for the nine months ended September 30, 1996, compared with $153 million a year ago. This is primarily due to an increase in separate account assets, which grew 24 percent to $17 billion at September 30, 1996 due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

     Total benefits and expenses were $1.6 billion for the nine months ended September 30, 1996, a slight increase from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased to $1,020 million, compared with $975 million for the corresponding period in 1995. This is due to both higher aggregate amounts in force and an decrease in interest credited rates.

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

     The Company has available lines of credit with three
banks aggregating $100    million, which are used strictly
as short-term sources of funds. At September 30, 1996, outstanding borrowings under these agreements were $nil.
The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $35 million at September 30, 1996.

     At September 30, 1996, approximately 8.7 percent of the Company's invested assets were below-investment-grade bonds, compared to 9.2 percent at December 31, 1995. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

     At September 30, 1996, net unrealized appreciation on investments in fixed maturities decreased due to an increase in market rates during the third quarter of 1996. For the nine months ended September 30, 1996, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

     At September 30, 1996, the Company had an allowance for losses on mortgage loans of $34 million.

     The Company paid $125 million in dividends to its parent during the nine months ended September 30, 1996.

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

PAGE 14
PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 1996.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

Item 5.   OTHER INFORMATION

          Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

No reports on Form 8-K were required to be filed by the Company for the nine months ended September 30, 1996.

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

DATE                        November 12, 1996