Form 10-K
period 1996-12-31
IDS LIFE FLEXIBLE PAYMENT MARKET VALUE ANNUITY
filed 1997-03-28
CIK 727892

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        For the transition period from to

                Commission file number 33-28976/33-50968/33-48701

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                                     PART I
ITEM 1.  BUSINESS

IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are wholly owned subsidiaries of the Company and serve New York State residents. The Company also wholly owns American Enterprise Life Insurance Company and American Partners Life Insurance Company.

The Company's principal products are deferred annuities and universal life insurance, which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. The Company's insurance products include universal life (fixed and variable), whole life, single premium life and term products (including waiver of premium and accidental death benefits). The Company also markets disability income and long-term care insurance.

The Company's principal annuity product in terms of amount in force is the fixed deferred annuity. The annuity contract guarantees a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company normally pays a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers a variable annuity product under the name Flexible Portfolio Annuity. This is a fixed/variable annuity offering the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicles. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investment. The Flexible Portfolio Annuity provides for a surrender charge during the first eight years after a purchase payment is made. At December 31, 1996, the Company had $39.2 billion of fixed and variable annuities in force, an increase of 10 percent from the prior year end.

The Company's principal insurance product is the flexible-premium, adjustable-benefit universal life insurance policy. In this type of insurance policy, each premium payment accumulates interest in a cash value account. The policyholder has access to the cash surrender value in whole or in part after the first year. The size of the cash value of the fund can also be controlled by the policyholder by increasing or decreasing premiums, subject only to maintaining a required minimum to keep the policy in force. Monthly deductions from the cash value of the policy are made for the cost of insurance, expense charges and any policy riders. At December 31, 1996, the Company had $49.6 billion of fixed and variable universal life-type insurance in force, up 15 percent from December 31, 1995.

Assets held in segregated accounts which fund the variable annuity and variable life insurance products totaled $18.5 billion at December 31, 1996, a 24 percent increase from December 31, 1995.

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

ITEM 3.  LEGAL PROCEEDINGS

A number of  lawsuits  have been  filed  against  life and  health  insurers  in jurisdictions in which the Company and AEFC do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. The Company and AEFC, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing Company insurance policy with a new Company policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues. The Company and AEFC filed an answer to the Complaint on February 18, 1997.

The Company is a defendant in various other lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 Compared to 1995:

Consolidated net income increased 14 percent to $415 million in 1996, compared to $365 million in 1995. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges partially offset by a slight decrease in investment margins. These increases reflect higher average insurance and annuities in force during 1996. Investment margins were below prior year levels primarily due to increasing interest credited rates throughout 1996.

Consolidated income before income taxes totaled $622 million in 1996, compared with $561 million in 1995. In 1996, $161 million was from the life, disability income and long-term care insurance segment, compared with $125 million in 1995. In 1996, $461 million was from the annuity segment, compared with $440 million in 1995.

Total premiums received increased to $6.1 billion in 1996, compared with $5.0 billion in 1995. This increase is primarily due to an increase in sales of variable annuities in 1996.

Total revenues increased to $2.7 billion in 1996, compared with $2.5 billion in 1995. The increase is primarily due to increases in net investment income, policyholder and contractholder charges, and management fees. Net investment income, the largest component of revenues, increased from the prior year, reflecting a slight increase in investments owned.

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 18 percent to $303 million in 1996, compared with $256 million in 1995. This increase reflects higher total life insurance in force which grew 13 percent to $67 billion at December 31, 1996.

Management and other fees increased 26 percent to $271 million in 1996, compared with $216 million in 1995. This is primarily due to an increase in separate account assets, which grew 24 percent to $19 billion at December 31, 1996, due to market appreciation and sales. The Company provides investment management services for the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Total benefits and expenses increased slightly to $2.1 billion in 1996. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, increased to $1.4 billion. This was due to higher aggregate amounts in force and an increase in average interest credited rates.

1995 compared to 1994:

Consolidated net income increased 8.6% to $365 million in 1995, compared to $336 million in 1994. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges partially offset by a slight decrease in investment margins. These increases reflect higher average insurance and annuities in force during 1995. Investment margins were below prior year levels primarily due to higher interest credited rates during the first two quarters of 1995.

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

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 16% to $256 million in 1995, compared with $220 million in 1994. This increase reflects higher total life insurance in force which grew 13% to $59.4 billion at December 31, 1995.

Management and other fees increased 32% to $216 million in 1995, compared with $164 million in 1994. This is primarily due to an increase in separate account assets, which grew 38% to $15 billion at December 31, 1995, due to market appreciation and sales. The Company provides investment management services for the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

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

Rates credited to clients' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategy includes the purchase of some types of derivatives, such as interest rate caps and swaps, for hedging purposes. These derivatives protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to clients' accounts.

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

The Company has available lines of credit with two banks and its parent aggregating $175 million, of which $100 million is with its parent. The $25,000 line of credit with one bank expired on Dec. 31, 1996 and the Company did not seek renewal. The $50,000 line of credit with the other bank expires on June 30, 1997 and the Company expects to seek renewal. The lines of credit are used strictly as short-term sources of funds. Borrowings outstanding under the agreements were $nil at Dec. 31, 1996. At Dec. 31, 1996, outstanding reverse repurchase agreements totaled $17 million.

At Dec. 31, 1996, investments in fixed maturities comprised 86 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 42 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At Dec. 31, 1996, approximately 9.6 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the high-rated issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At Dec. 31, 1996, net unrealized appreciation on fixed maturities held to maturity included $380 million of gross unrealized appreciation and $94 million of gross unrealized depreciation. Net unrealized appreciation on fixed maturities available for sale included $231 million of gross unrealized appreciation and $93 million of gross unrealized depreciation.

At Dec. 31, 1996, the Company had an allowance for losses for mortgage loans totaling $37 million and for real estate investments totaling $4 million.

The economy and other factors have caused an increase in the number of insurance companies that are under regulatory supervision. This circumstance has resulted in an increase in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset is being amortized as premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments.

In the first quarter of 1997, the Company paid a $45 million dividend to its parent. In 1996, dividends paid to its parent were $165 million.

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of Dec. 31, 1996, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

Segment Information

The Company's operations consist of two business segments: Individual and group life, disability income and long-term care insurance; and fixed and variable annuity products designed for individuals, pension plans, small businesses and employer-sponsored groups. The Company is not dependent upon any single customer and no single customer accounted for more than 10 percent of revenue in 1996, 1995 or 1994. Additionally, no single distributor accounted for more than 10 percent of premiums received in 1996, 1995 or 1994.(See Note 10, Segment information, in the "Notes to Consolidated Financial Statements".)

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted in a separate section of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

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

               4.2 Copy of Group Annuity Certificate, Form 30360C, filed electronically as Exhibit 4.2 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

               4.5 Copy of Group Annuity Contract, Form 30363D, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 2 to Registration Statement No. 33-50968 is incorporated herein by reference.

               4.6 Copy of Group Annuity Certificate, Form 30360D, filed electronically as Exhibit 4.2 to Post-Effective Amendment No. 2 to Registration Statement No. 33-50968 is incorporated herein by reference.

               4.7 Form of Deferred Annuity Contract, Form 30365E, filed electronically as Exhibit 4.3 to Post-Effective Amendment No. 2 to Registration Statement No. 33-50968 is incorporated herein by reference.

               4.8 Form of Group Deferred Variable Annuity Contract, Form 34660, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 2 to Registration Statement No. 33-48701 is incorporated herein by reference.

               22. Copy of List of Subsidiaries filed electronically as Exhibit 21 to Post-Effective Amendment No. 7 to Registration Statement No. 33-28976 is herein incorporated by reference.

               27.  Financial data schedule is filed electronically herewith.

     (b) Reports on Form 8-K filed in the fourth quarter of 1996

          No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IDS LIFE INSURANCE COMPANY
                                                             Registrant


3/14/97                             By   /s/ James A. Mitchell
                                         ---------------------------------
Date                                         James A. Mitchell, Chairman of the
                                             Board and Chief Executive Officer

3/14/97                             By   /s/ Melinda S. Urion
                                         ---------------------------------
Date                                         Melinda S. Urion, Executive Vice
                                             President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/14/97                             By   /s/ David R. Hubers
                                         ---------------------------------
Date                                         David R. Hubers, Director

3/14/97                             By   /s/ Richard W. Kling
                                         ---------------------------------
Date                                         Richard W. Kling, President

3/14/97                             By   /s/ Paul F. Kolkman
                                         ---------------------------------
Date                                         Paul F. Kolkman, Executive Vice
                                             President

3/14/97                             By   /s/ James A. Mitchell
                                         ----------------------------------
Date                                         James A. Mitchell, Chairman of the
                                             Board and Chief Executive Officer

3/14/97                             By   /s/ Stuart A. Sedlacek
                                         -----------------------------------
Date                                         Stuart A. Sedlacek, Executive Vice
                                             President, Assured Assets

3/14/97                             By   /s/ Melinda S. Urion
                                         -----------------------------------
Date                                         Melinda S. Urion, Executive Vice
                                             President and Controller

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8 and ITEM 14(a) (1) and (2) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                           IDS LIFE INSURANCE COMPANY

                             MINNEAPOLIS, MINNESOTA

                           IDS LIFE INSURANCE COMPANY

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of IDS Life Insurance Company are included in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 1996 and 1995

     Consolidated Statements of Income for the years ended December 31, 1996,
          1995 and 1994

     Consolidated Statements of Stockholder's Equity for the years ended
          December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31,
          1996, 1995 and 1994

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

Report of Independent Auditors
The Board of Directors
IDS Life Insurance Company



We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly owned subsidiary of American Express Financial Corporation) as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994.



Ernst & Young LLP

Minneapolis, Minnesota
February 7, 1997

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                        Dec. 31,       Dec. 31,
ASSETS                                                    1996           1995
------                                                    ----        ---------
                                                             (thousands)

Investments:
Fixed maturities:
Held to maturity, at amortized cost (Fair value:
1996, $10,521,650; 1995, $11,878,377) ..............   $10,236,379   $11,257,591
Available for sale, at fair value (Amortized cost:
1996, $11,008,622; 1995, $10,146,136) ..............    11,146,845    10,516,212
Mortgage loans on real estate ......................     3,493,364     2,945,495
Policy loans .......................................       459,902       424,019
Other investments ..................................       251,465       146,894

Total investments ..................................    25,587,955    25,290,211

Cash and cash equivalents ..........................       224,603        72,147
Amounts recoverable from reinsurers ................       157,722       114,387
Amounts due from brokers ...........................        11,047            --
Other accounts receivable ..........................        44,089        39,108
Accrued investment income ..........................       343,313       348,008
Deferred policy acquisition costs ..................     2,330,805     2,025,725
Deferred income taxes ..............................        33,923            --
Other assets .......................................        37,364        36,410
Separate account assets ............................    18,535,160    14,974,082

Total assets .......................................   $47,305,981   $42,900,078
                                                       ===========   ===========

                           IDS LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (continued)


                                                       Dec. 31,        Dec. 31
LIABILITIES AND STOCKHOLDER'S EQUITY                    1996             1995
------------------------------------                    ----             ----
                                                             (thousands)


Liabilities:
Future policy benefits:
Fixed annuities ....................................   $21,838,008   $21,404,836
Universal life-type insurance ......................     3,177,149     3,076,847
Traditional life insurance .........................       209,685       209,249
Disability income and long-term care insurance .....       424,200       327,157

Policy claims and other
policyholders' funds ...............................        83,634        56,323
Deferred income taxes ..............................            --       112,904
Amounts due to brokers .............................       261,987       121,618
Other liabilities ..................................       332,078       285,354
Separate account liabilities .......................    18,535,160    14,974,082

Total liabilities ..................................    44,861,901    40,568,370

Stockholder's equity:
Capital stock, $30 par value per share;
100,000 shares authorized, issued and outstanding ..         3,000         3,000
Additional paid-in capital .........................       283,615       278,814
Net unrealized gain on investments .................        86,102       230,129
Retained earnings ..................................     2,071,363     1,819,765

Total stockholder's equity .........................     2,444,080     2,331,708

Total liabilities and stockholder's equity .........   $47,305,981   $42,900,078
                                                       ===========   ===========

Commitments and contingencies (Note 6)

See accompanying notes to consolidated financial statements.

                                              IDS LIFE INSURANCE COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME

                                                         Years ended Dec. 31,
                                                       1996               1995                1994
                                                       ----               ----                ----
                                                                     (thousands)
Revenues:
Premiums:
Traditional life insurance                        $    51,403         $   50,193          $   48,184
Disability income and long-term care insurance        131,518            111,337              96,456

Total premiums                                        182,921            161,530             144,640

Policyholder and contractholder charges               302,999           256,454             219,936
Management and other fees                             271,342           215,581             164,169
Net investment income                               1,965,362         1,907,309           1,781,873
Net realized loss on investments                         (159)           (4,898)             (4,282)

Total revenues                                      2,722,465          2,535,976           2,306,336

Benefits and expenses:
Death and other benefits:
Traditional life insurance                             26,919             29,528              28,263
Universal life-type insurance
and investment contracts                               85,017             71,691              52,027
Disability income and
long-term care insurance                               19,185             16,259              13,393

Increase (decrease) in liabilities for future policy benefits:
Traditional life insurance                              1,859             (1,315)             (3,229)
Disability income and
long-term care insurance                               57,230             51,279              37,912

Interest credited on universal life-type
insurance and investment contracts                  1,370,468          1,315,989           1,174,985
Amortization of deferred policy acquisition costs     278,605            280,121             280,372
Other insurance and operating expenses                261,468            211,642             210,101

Total benefits and expenses                         2,100,751          1,975,194           1,793,824

Income before income taxes                            621,714            560,782             512,512

Income taxes                                         207,138            195,842             176,343

Net income                                         $  414,576         $  364,940          $  336,169
                                                   ==========         ==========          ==========

See accompanying notes to consolidated financial statements.

                                               IDS LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                             Three years ended Dec. 31, 1996
                                                       (thousands)

                                                               Additional    Net Unrealized
                                              Capital           Paid-In     Gain (Loss) on     Retained
                                               Stock            Capital       Investments      Earnings            Total
                                               -----            -------       -----------      --------            -----
Balance, Dec. 31, 1993                         $3,000         $ 222,000     $      114        $1,468,230       $1,693,344
Initial adoption of SFAS No. 115                   --                --        181,269                --          181,269
Net income                                         --                --             --           336,169          336,169
Change in net unrealized
gain (loss) on  investments                        --                --       (457,091)               --         (457,091)
Cash dividends                                     --                --             --          (165,000)        (165,000)

Balance, Dec. 31, 1994                          3,000           222,000       (275,708)        1,639,399        1,588,691
Net income                                         --                --             --           364,940          364,940
Change in net unrealized
gain (loss) on investments                         --                --        505,837                --          505,837
Capital contribution from parent                   --            56,814             --                --           56,814
Loss on reinsurance transaction
with affiliate                                     --                --             --            (4,574)          (4,574)
Cash dividends                                     --                --             --          (180,000)        (180,000)

Balance, Dec. 31, 1995                          3,000           278,814        230,129         1,819,765        2,331,708
Net income                                         --                --             --           414,576          414,576
Change in net unrealized
gain (loss) on investments                         --                --       (144,027)               --         (144,027)
Capital contribution from parent                   --             4,801             --                --            4,801
Other changes                                      --                --             --             2,022            2,022
Cash dividends                                     --                --             --          (165,000)        (165,000)

Balance, Dec. 31, 1996                         $3,000          $283,615       $ 86,102        $2,071,363       $2,444,080
                                                =====           =======         ======          ========         ========

See accompanying notes to consolidated financial statements.

                                                   IDS LIFE INSURANCE COMPANY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years ended Dec. 31,
                                                            1996               1995                1994
                                                            ----               ----                ----
                                                                            (thousands)
Cash flows from operating activities:
Net income                                               $ 414,576          $ 364,940           $ 336,169
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Policy loan issuance, excluding universal
life-type insurance                                        (49,314)           (46,011)            (37,110)
Policy loan repayment, excluding universal
life-type insurance                                         41,179             36,416              33,384
Change in amounts recoverable from reinsurers              (43,335)           (34,083)            (25,006)
Change in other accounts receivable                         (4,981)            12,231             (28,551)
Change in accrued investment income                          4,695            (30,498)            (10,333)
Change in deferred policy acquisition
costs, net                                                (294,755)          (196,963)           (192,768)
Change in liabilities for future policy
benefits for traditional life,
disability income and
long-term care insurance                                    97,479             85,575              55,354
Change in policy claims and other
policyholders' funds                                        27,311              6,255               5,552
Change in deferred income taxes                            (65,609)           (33,810)            (19,176)
Change in other liabilities                                 46,724             (6,548)               (122)
(Accretion of discount)
amortization of premium, net                               (23,032)           (22,528)             30,921
Net realized loss on investments                               159              4,898               4,282
Policyholder and contractholder
charges, non-cash                                         (154,286)          (140,506)           (126,918)
Other, net                                                 (10,816)             3,849              (8,709)

Net cash (used in) provided by operating
activities                                               $ (14,005)         $   3,217           $  16,969

                                              IDS LIFE INSURANCE COMPANY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                         Years ended Dec. 31,
                                                            1996               1995                1994
                                                                            (thousands)
Cash flows from investing activities:
Fixed maturities held to maturity:
Purchases                                             $    (43,751)      $ (1,007,208)         $ (879,740)
Maturities, sinking fund payments and calls                759,248            538,219           1,651,762
Sales                                                      279,506            332,154              58,001
Fixed maturities available for sale:
Purchases                                               (2,299,198)        (2,452,181)         (2,763,278)
Maturities, sinking fund payments and calls              1,270,240            861,545           1,234,401
Sales                                                      238,905            136,825             374,564
Other investments, excluding policy loans:
Purchases                                                 (904,536)          (823,131)           (634,807)
Sales                                                      236,912            160,521             243,862
Change in amounts due from brokers                         (11,047)             7,933              (2,214)
Change in amounts due to brokers                           140,369           (105,119)           (124,749)

Net cash used in investing activities                     (333,352)        (2,350,442)           (842,198)

Cash flows from financing activities:
Activity related to universal life-type insurance
and investment contracts:
Considerations received                                  3,567,586          4,189,525           3,566,814
Surrenders and death benefits                           (4,250,294)        (3,141,404)         (3,602,392)
Interest credited to account balances                    1,370,468          1,315,989           1,174,985
Universal life-type insurance policy loans:
Issuance                                                   (86,501)           (84,700)            (78,239)
Repayment                                                   58,753             52,188              50,554
Capital contribution from parent                             4,801                 --                  --
Cash dividends to parent                                  (165,000)          (180,000)           (165,000)

Net cash provided by financing activities                  499,813          2,151,598             946,722

Net increase (decrease) in cash and
cash equivalents                                           152,456           (195,627)            121,493

Cash and cash equivalents at
beginning of year                                           72,147            267,774             146,281

Cash and cash equivalents at
end of year                                          $     224,603        $    72,147         $   267,774
                                                         =========           ========            ========

See accompanying notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)

1. Summary of significant accounting policies

   Nature of business

   IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation, which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York is a wholly owned subsidiary of the Company and serves New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Centurion Life Assurance Company (ACLAC) and American Partners Life Insurance Company.

   The Company's principal products are deferred annuities and universal life insurance, which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. The Company's insurance products include universal life (fixed and variable), whole life, single premium life and term products (including waiver of premium and accidental death benefits). The Company also markets disability income and long-term care insurance.

   Basis of presentation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

   Investments

   Fixed maturities that the Company has both the positive intent and the ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other fixed maturities and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of stockholder's equity, net of deferred taxes.

   Realized investment gain or loss is determined on an identified cost basis.

   Prepayments are anticipated on certain investments in mortgage-backed securities in determining the constant effective yield used to recognize interest income. Prepayment estimates are based on information received from brokers who deal in mortgage-backed securities.

   Mortgage loans on real estate are carried at amortized cost less reserves for mortgage loan losses. The estimated fair value of the mortgage loans is determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities.

   Impairment of mortgage loans is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in a reserve for mortgage loan losses. The reserve for mortgage loans losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current and anticipated economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses.

   The Company generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgement as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

   The cost of interest rate caps and floors is amortized to investment income over the life of the contracts and payments received as a result of these agreements are recorded as investment income when realized. The amortized cost of interest rate caps and floors is included in other investments. Amounts paid or received under interest rate swap agreements are recognized as an adjustment to investment income.

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

   Supplementary information to the consolidated statements of cash flows for the years ended Dec. 31 is summarized as follows:

                                         1996         1995          1994
                                      ---------      --------      -----
     Cash paid during the year for:
       Income taxes                    $317,283     $191,011     $226,365
       Interest on borrowings             4,119        5,524        1,553

   Recognition of profits on annuity contracts and insurance policies

   Profits on fixed deferred annuities are recognized by the Company over the lives of the contracts, using primarily the interest method. Profits represent the excess of investment income earned from investment of contract considerations over interest credited to contract owners and other expenses.

   The retrospective deposit method is used in accounting for universal life-type insurance. This method recognizes profits over the lives of the policies in proportion to the estimated gross profits expected to be realized.

   Premiums on traditional life, disability income and long-term care insurance policies are recognized as revenue when due, and related benefits and expenses are associated with premium revenue in a manner that results in recognition of profits over the lives of the insurance policies. This association is accomplished by means of the provision for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

   Policyholder and contractholder charges include the monthly cost of insurance charges and issue and administrative fees. These charges also include the minimum death benefit guarantee fees received from the variable life insurance separate accounts. Management and other fees include investment management fees and mortality and expense risk fees from the variable annuity and variable life insurance separate accounts and underlying funds.

   Deferred policy acquisition costs

   The costs of acquiring new business, principally sales compensation, policy issue costs, underwriting and certain sales expenses, have been deferred on insurance and annuity contracts. The deferred acquisition costs for most single premium deferred annuities and installment annuities are amortized in relation to surrender charge revenue and a portion of the excess of investment income earned from investment of the contract considerations over the interest credited to contract owners. The costs for universal life-type insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. For traditional life, disability income and long-term care insurance policies, the costs are amortized over an appropriate period in proportion to premium revenue.

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

   Liabilities for future benefits on traditional life insurance are based on the net level premium method and anticipated rates of mortality, policy persistency and interest earnings. Anticipated mortality rates generally approximate the 1955-1960 Select and Ultimate Basic Table for policies issued prior to 1980, the 1965-1970 Select and Ultimate Basic Table for policies issued from 1981-1984 and the 1975-1980 Select and Ultimate Basic Table for policies issued after 1984. Anticipated policy persistency rates vary by policy form, issue age and policy duration with persistency on cash value plans generally anticipated to be better than persistency on term insurance plans. Anticipated interest rates are 4% for policies issued before 1974, 5.25% for policies issued from 1974-1980, and range from 10% to 6% depending on policy form, issue year and policy duration for policies issued after 1980.

   Liabilities for future disability income policy benefits include both policy reserves and claim reserves. Policy reserves are based on the net level premium method and anticipated rates of morbidity, mortality, policy persistency and interest earnings. Anticipated morbidity rates are based on the 1964 Commissioners Disability Table for policies issued before 1996 and the 1985 CIDA table for policies issued in 1996. Anticipated mortality rates are based on the 1958 Commissioners Standard Ordinary Table for policies issued before 1996 and the 1975-1980 Basic Table for policies issued in 1996. Anticipated policy persistency rates vary by policy form, occupation class, issue age and policy duration. Anticipated interest rates are 3% for policies issued before 1996 and grade from 7.5% to 5% over five years for policies issued in 1996. Claim reserves are calculated on the basis of anticipated rates of claim continuance and interest earnings. Anticipated claim continuance rates are based on the 1964 Commissioners Disability Table for claims incurred before 1993 and the 1985 CIDA Table for claims incurred after 1992. Anticipated interest rates are 8% for claims incurred prior to 1992, 7% for claims incurred in 1992 and 6% for claims incurred after 1992.

   Liabilities for future long-term care policy benefits include both policy reserves and claim reserves. Policy reserves are based on the net level premium method and anticipated rates of morbidity, mortality, policy persistency and interest earnings. Anticipated morbidity rates are based on the 1985 National Nursing Home Survey. Anticipated mortality rates are based on the 1983a Table. Anticipated policy persistency rates vary by policy form, issue age and policy duration. Anticipated interest rates are 9.5% grading to 7% over 10 years for policies issued from 1989-1992 and 7.75% grading to 7% over 4 years for policies issued after 1992. Claim reserves are calculated on the basis of anticipated rates of claim continuance and interest earnings. Anticipated claim continuance rates are based on the 1985 National Nursing Home Survey. Anticipated interest rates are 8% for claims incurred prior to 1992, 7% claims incurred in 1992 and 6% for claims incurred after 1992.

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

   Federal income taxes

   The Company's taxable income is included in the consolidated federal income tax return of American Express Company. The Company provides for income taxes on a separate return basis, except that, under an agreement between American Express Financial Corporation and American Express Company, tax benefit is recognized for losses to the extent they can be used on the consolidated tax return. It is the policy of American Express Financial Corporation to reimburse subsidiaries for all tax benefits.

   Included  in other  liabilities  at Dec.  31,  1996 and 1995 are  $33,358 and
   ($13,415),  respectively,   receivable  from/(payable  to)  American  Express
   Financial Corporation for federal income taxes.

   Separate account business

   The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity and variable life insurance contract owners.

   The Company makes contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and the beneficiaries from the mortality assumptions implicit in the annuity contracts. The Company makes periodic fund transfers to, or withdrawals from, the separate accounts for such actuarial adjustments for variable annuities that are in the benefit payment period. For variable life insurance, the Company guarantees that the rates at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. The Company also guarantees that the death benefit will continue payable at the initial level regardless of investment performance so long as minimum premium payments are made.

   Accounting changes

   The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
   Disposed Of," was effective Jan. 1, 1996. The new rule did not have a material impact on the Company's results of operations or financial
   condition.  The Company adopted  SFAS No. 115, "Accounting   for   Certain
   Investments   in  Debt  and Equity Securities."  The  effect  of  adopting the new rule was to increase stockholder's equity by $181,269, net of tax, as of Jan. 1, 1994, but the adoption had no impact on the Company's net income.

   Reclassification

   Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

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

   Net realized gain (loss) on investments for the years ended Dec. 31 is summarized as follows:

                                          1996           1995            1994
                                       --------        --------        --------

   Fixed maturities ............       $  8,736        $  9,973        $ (1,575)
   Mortgage loans ..............         (8,745)        (13,259)         (3,013)
   Other investments ...........           (150)         (1,612)            306
                                       --------        --------        --------
                                       $   (159)       $ (4,898)       $ (4,282)
                                       ========        ========        ========

   Changes in net unrealized appreciation (depreciation) of investments for the years ended Dec. 31 are summarized as follows:

                                         1996          1995            1994
                                     ----------    ------------     -----------
   Fixed maturities:
      Held to maturity .......     $  (335,515)     $ 1,195,847     $(1,329,740)
      Available for sale .....        (231,853)         811,649        (720,449)
   Equity securities .........             (52)           3,118          (2,917)

   The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at Dec. 31, 1996 are as follows:

                                                    Gross       Gross
                                        Amortized  Unrealized  Unrealized   Fair
   Held to maturity                         Cost      Gains     Losses      Value
   ----------------                         ----      -----     ------      -----
   U.S. Government agency obligations    $ 44,002    $   933  $  1,276     $ 43,659
   State and municipal obligations          9,685        412        --       10,097
   Corporate bonds and obligations      8,057,997    356,687    47,639    8,367,045
   Mortgage-backed securities           2,124,695     21,577    45,423    2,100,849
                                     ------------  ---------   ------- ------------
                                      $10,236,379   $379,609   $94,338  $10,521,650
                                      ===========   ========   =======  ===========

                                                      Gross       Gross
                                       Amortized  Unrealized  Unrealized       Fair
   Available for sale                       Cost      Gains      Losses        Value
   ------------------                       ----      -----      ------        -----
   U.S. Government agency obligations $    77,944   $  2,607   $     96  $    80,455
   State and municipal obligations         11,032      1,336         --       12,368
   Corporate bonds and obligations      3,701,604    122,559     24,788    3,799,375
   Mortgage-backed securities           7,218,042    104,808     68,203    7,254,647
                                       ----------   --------     ------  -----------
   Total fixed maturities              11,008,622    231,310     93,087   11,146,845
   Equity securities                        3,000        308         --        3,308
                                      -----------   --------    -------  -----------
                                      $11,011,622   $231,618    $93,087  $11,150,153
                                      ===========   ========    =======  ===========

   The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at Dec. 31, 1995 are as follows:

                                                       Gross         Gross
                                          Amortized   Unrealized   Unrealized     Fair
   Held to maturity                           Cost      Gains       Losses        Value

   U.S. Government agency obligations   $    64,523   $  3,919     $    --   $    68,442
   State and municipal obligations           11,936        362          32        12,266
   Corporate bonds and obligations        8,921,431    620,327      36,786     9,504,972
   Mortgage-backed securities             2,259,701     42,684       9,688     2,292,697
                                        -----------  ---------     -------   -----------
                                        $11,257,591   $667,292     $46,506   $11,878,377
                                        ===========   ========     =======   ===========

                                                        Gross        Gross
                                          Amortized   Unrealized   Unrealized     Fair
   Available for sale                        Cost       Gains       Losses        Value

   U.S. Government agency obligations   $    84,082  $   3,248    $     50   $    87,280
   State and municipal obligations           11,020      1,476          --        12,496
   Corporate bonds and obligations        2,514,308    186,596       3,451     2,697,453
   Mortgage-backed securities             7,536,726    206,288      24,031     7,718,983
                                         ----------   --------     -------    ----------
   Total fixed maturities                10,146,136    397,608      27,532    10,516,212
   Equity securities                          3,156        361          --         3,517
                                         ----------   --------     -------    ----------
                                        $10,149,292   $397,969     $27,532   $10,519,729
                                        ===========   ========     =======   ===========

   The amortized cost and fair value of investments in fixed maturities at Dec. 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized             Fair
   Held to maturity                           Cost               Value

   Due in one year or less               $    197,711       $    200,134
   Due from one to five years               2,183,374          2,294,335
   Due from five to ten years               4,606,775          4,779,690
   Due in more than ten years               1,123,824          1,146,642
   Mortgage-backed securities               2,124,695          2,100,849
                                         ------------       ------------
                                          $10,236,379        $10,521,650

                                            Amortized             Fair
   Available for sale                         Cost                Value

   Due in one year or less               $    227,051       $    229,650
   Due from one to five years                 851,428            899,098
   Due from five to ten years               2,140,579          2,182,079
   Due in more than ten years                 571,522            581,371
   Mortgage-backed securities               7,218,042          7,254,647
                                         ------------       ------------
                                          $11,008,622        $11,146,845

   During the years ended Dec. 31, 1996, 1995 and 1994, fixed maturities classified as held to maturity were sold with amortized cost of $277,527, $333,508 and $61,290, respectively. Net gains and losses on these sales were not significant. The sale of these fixed maturities was due to significant deterioration in the issuers' creditworthiness.

   As a result of adopting the FASB Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Company reclassified securities with a book value of $91,760 and net unrealized gains of $881 from held to maturity to available for sale in December 1995.

   In addition, fixed maturities available for sale were sold during 1996 with proceeds of $238,905 and gross realized gains and losses of $571 and $16,084, respectively. Fixed maturities available for sale were sold during 1995 with proceeds of $136,825 and gross realized gains and losses of $nil and $5,781, respectively. Fixed maturities available for sale were sold during 1994 with proceeds of $374,564 and gross realized gains and losses of $1,861 and $7,602, respectively.

   At Dec. 31, 1996, bonds carried at $13,571 were on deposit with various states as required by law.

   Net investment income for the years ended Dec. 31 is summarized as follows:

                                         1996            1995           1994
                                        ---------       -------        -----

   Interest on fixed maturities       $1,666,929      $1,656,136    $1,556,756
   Interest on mortgage loans            283,830         232,827       196,521
   Other investment income                43,283          35,936        38,366
   Interest on cash equivalents            5,754           5,363         6,872
                                   -------------         -------   -----------
                                       1,999,796       1,930,262     1,798,515
   Less investment expenses               34,434          22,953        16,642
                                    ------------       ---------    ----------
                                      $1,965,362      $1,907,309    $1,781,873
                                      ==========      ==========    ==========

   At Dec. 31, 1996, investments in fixed maturities comprised 84 percent of the Company's total invested assets. These securities are rated by Moody's and Standard & Poor's (S&P), except for securities carried at approximately $1.9 billion which are rated by American Express Financial Corporation internal analysts using criteria similar to Moody's and S&P. A summary of investments in fixed maturities, at amortized cost, by rating on Dec. 31 is as follows:

     Rating                              1996               1995
     ------                          -----------         -----------
     Aaa/AAA ....................... $ 9,460,134         $ 9,907,664
     Aaa/AA ........................       2,870               3,112
     Aa/AA .........................     241,914             279,403
     Aa/A ..........................     192,631             154,846
     A/A ...........................   2,949,895           3,104,122
     A/BBB .........................   1,034,661             871,782
     Baa/BBB .......................   4,531,515           4,417,654
     Baa/BB ........................     768,285             657,633
     Below investment grade ........   2,063,096           2,007,511
                                     -----------         -----------
                                     $21,245,001         $21,403,727

   At Dec. 31, 1996, 95 percent of the securities rated Aaa/AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer are greater than 1 percent of the Company's total investments in fixed maturities.

   At Dec. 31, 1996, approximately 13.7 percent of the Company's invested assets were mortgage loans on real estate. Summaries of mortgage loans by region of the United States and by type of real estate are as follows:

                                 Dec. 31, 1996               Dec. 31, 1995
                           -------------------------    ------------------------
                           On Balance   Commitments    On Balance   Commitments
     Region                   Sheet     to Purchase       Sheet     to Purchase
   ------------------      -----------   -----------    -----------   ----------
   East North Central      $  777,960      $  19,358     $  720,185    $ 67,206
   West North Central         389,285         29,620        303,113      34,411
   South Atlantic             891,852         35,007        732,529     111,967
   Middle Atlantic            553,869         17,959        508,634      37,079
   New England                310,177         14,042        244,816      40,452
   Pacific                    190,770          4,997        168,272      23,161
   West South Central         105,173         11,246         61,860      27,978
   East South Central          75,176             --         58,462      10,122
   Mountain                   236,597         11,401        184,964      16,774
                           ----------       --------       --------      ------
                            3,530,859        143,630      2,982,835     369,150
   Less allowance for losses   37,495             --         37,340          --
                           ----------       --------        -------         ---
                           $3,493,364       $143,630     $2,945,495    $369,150
                           ==========       ========     ==========    ========

                                   Dec. 31, 1996                Dec. 31, 1995
                           -------------------------    ------------------------
                           On Balance    Commitments    On Balance   Commitments
     Property type             Sheet     to Purchase       Sheet     to Purchase
-----------------------     ---------      ---------    -----------  -----------
Department/retail stores   $1,154,179      $  68,032    $   985,660    $ 134,538
Apartments                  1,119,352         23,246      1,038,446       84,978
Office buildings              611,395         27,653        464,381       62,664
Industrial buildings          296,944          6,716        255,469       22,721
Hotels/motels                  97,870          6,257         31,335       48,816
Nursing/retirement homes       88,226          1,877         80,864        4,378
Mixed Use                      73,120             --         53,169           --
Medical buildings              67,178          8,289         57,772        2,495
Other                          22,595          1,560         15,739        8,560
                         ------------     ----------      ---------     --------
                            3,530,859        143,630      2,982,835      369,150
Less allowance for losses      37,495             --         37,340           --
                         ------------         ------      ---------       ------
                           $3,493,364       $143,630     $2,945,495     $369,150
                           ==========       ========     ==========     ========

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

At Dec. 31, 1996 and 1995, the Company's recorded investment in impaired loans was $79,441 and $83,874 with a reserve of $16,162 and $19,307, respectively. During 1996 and 1995, the average recorded investment in impaired loans was $74,338 and $74,567, respectively.

The Company recognized $4,889 and $5,014 of interest income related to impaired loans for the year ended Dec. 31, 1996 and 1995, respectively.

The following table presents changes in the reserve for investment losses related to all loans:

                                            1996              1995
                                         ---------         --------
Balance, Jan. 1 ....................      $ 37,340         $ 35,252
Provision for investment losses ....        10,005           15,900
Loan payoffs .......................        (4,700)         (11,900)
Foreclosures .......................        (5,150)          (1,350)
Other ..............................            --             (562)
                                          --------         --------
Balance, Dec. 31 ...................      $ 37,495         $ 37,340
                                          ========         ========

At Dec. 31, 1996, the Company had commitments to purchase affordable housing limited partnership investments of $28,476, which is recorded as a liability in the accompanying balance sheets. The total amounts committed in 1997 and 1998 are $25,234 and $3,242, respectively. The Company also had commitments to purchase real estate investments for $35,425. Commitments to purchase real estate investments are made in the ordinary course of business. The fair value of these commitments is $nil.

3. Income taxes

   The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

   Income tax expense consists of the following:

                                     1996          1995          1994
                                    ------       --------      -------
   Federal income taxes:
         Current                   $260,357      $218,040     $186,508
         Deferred                   (65,609)      (33,810)     (19,175)
                                   --------      --------     --------
                                    194,748       184,230      167,333
   State income taxes-current        12,390        11,612        9,010
                                  ---------       -------       ------
   Income tax expense              $207,138      $195,842     $176,343
                                   ========      ========     ========

   Increases (decreases) to the federal tax provision applicable to pretax income based on the statutory rate are attributable to:

                                        1996                  1995                  1994
                                 -----------------     -----------------     -----------------
                                 Provision    Rate     Provision    Rate     Provision    Rate
        Federal income
          taxes based on
        the statutory rate       $217,600    35.0%      $196,274    35.0%     $179,379    35.0%
        Increases (decreases)
        are attributable to:
        Tax-excluded interest
          and dividend income      (9,636)   (1.6)        (8,524)   (1.5)       (9,939)   (2.0)
        Other, net                (13,216)   (2.1)        (3,520)   (0.6)       (2,107)   (0.4)
                                ---------   -----       --------    ----      --------    ----
        Federal income taxes     $194,748    31.3%      $184,230    32.9%     $167,333    32.6%
                                 ========   =====       ========    ====      ========    ====

   A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a policyholders' surplus account. At Dec. 31, 1996, the Company had a policyholders' surplus account balance of $20,114. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $7,040 have not been established because no distributions of such amounts are contemplated.

   Significant components of the Company's deferred tax assets and liabilities as of Dec. 31 are as follows:

                                           1996            1995
                                          -------         -----
   Deferred tax assets:
   Policy reserves                       $724,412       $600,176
   Life insurance guarantee
      fund assessment reserve              29,854         26,785
   Other                                    2,763             --
                                      -----------  -------------
   Total deferred tax assets              757,029        626,961
                                        ---------        -------

   Deferred tax liabilities:
   Deferred policy acquisition costs      665,685        590,762
   Unrealized gain on investments          48,486        129,653
   Investments, other                       8,935         17,152
   Other                                       --          2,298
                                         --------        -------
   Total deferred tax liabilities         723,106        739,865
                                         --------        -------
   Net deferred tax assets (liabilities)$  33,923      $(112,904)
                                        =========      =========

   The Company is required to establish a "valuation allowance" for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

4. Stockholder's equity

   During 1996, the Company received a $4,801 capital contribution from its parent, American Express Financial Corporation. During 1995, the Company received a $39,700 capital contribution from its parent in the form of investments in fixed maturities and mortgage loans. In addition, effective Jan. 1, 1995, the Company began consolidating the financial results of ACLAC. This change reflected the transfer of ownership of ACLAC from Amex Life Assurance Company (Amex Life), a former affiliate, to the Company prior to the sale of Amex Life to an unaffiliated third party on Oct. 2, 1995. This transfer of ownership to the Company has been reflected as a capital contribution of $17,114 in the accompanying financial statements. The effect of this change in reporting entity was not significant and prior periods have not been restated.

   As discussed in Note 5, the Company entered into a reinsurance agreement with Amex Life during 1995. As a result of this transaction, a loss of $4,574 was realized and reported as a direct charge to retained earnings.

   Other changes in the statements of stockholder's equity are primarily related to reinsurance transactions with affiliates.

   Retained earnings available for distribution as dividends to the parent are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $1,261,592 as of Dec. 31, 1996 and $1,103,993 as of Dec. 31, 1995 (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 1997 in excess of approximately $351,306 would require approval of the Department of Commerce of the State of Minnesota.

   Statutory net income for the years ended Dec. 31 and capital and surplus as of Dec. 31 are summarized as follows:

                                       1996            1995           1994
                                      ------          ------        ------
   Statutory net income            $ 365,585       $ 326,799       $ 294,699
   Statutory capital and surplus   1,565,082       1,398,649       1,261,958

   Dividends paid to American Express Financial Corporation were $165,000 in 1996, $180,000 in 1995, and $165,000 in 1994.

5. Related party transactions

   The Company has loaned funds to American Express Financial Corporation under a collateral loan agreement. The balance of the loan was $11,800 and $25,800 at Dec. 31, 1996 and 1995, respectively. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. It is collateralized by equity securities valued at $116,543 at Dec. 31, 1996. Interest income on related party loans totaled $780, $1,371 and $2,894 in 1996, 1995 and 1994, respectively.

   The Company purchased a five year secured note from an affiliated company which had an outstanding balance of $nil and $19,444 at Dec. 31, 1996 and 1995, respectively. The note bears a fixed rate of 8.42 percent. Interest income on the above note totaled $1,637, $1,937 and $2,278 in 1996, 1995 and 1994, respectively.

   The Company has a reinsurance agreement whereby it assumed 100 percent of a block of single premium life insurance business from Amex Life Assurance Company (Amex Life), a former affiliate. The accompanying consolidated balance sheets at Dec. 31, 1996 and 1995 include $758,812 and $764,663, respectively, of future policy benefits related to this agreement.

   The Company has a reinsurance agreement to cede 50 percent of its long-term care insurance business to Amex Life. The accompanying consolidated balance sheets at Dec. 31, 1996 and 1995 include $134,121 and $95,484, respectively, of reinsurance receivables related to this agreement. Premiums ceded amounted to $32,917, $25,553 and $20,360 and reinsurance recovered from reinsurers amounted to $5,135, $4,998 and $3,022 for the years ended Dec. 31, 1996, 1995 and 1994, respectively.

   The Company has a reinsurance agreement to assume deferred annuity contracts from Amex Life. At Oct. 1, 1995, a $803,618 block of deferred annuities and $28,327 of deferred policy acquisition costs were transferred to the Company. The accompanying consolidated balance sheet at Dec. 31, 1996 includes $828,298 of future policy benefits related to this agreement. Contracts with future policy benefits totaling $50,400 were still reinsured with the former affiliate at Dec. 31, 1996. The remaining contracts had been novated to Company contracts.

   Until July 1, 1995, the Company participated in the IDS Retirement Plan of American Express Financial Corporation which covered all permanent employees age 21 and over who had met certain employment requirements. Effective July 1, 1995, the IDS Retirement Plan was merged with American Express Company's American Express Retirement Plan, which simultaneously was amended to include a cash balance formula and a lump sum distribution option. Employer contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. The Company's share of the total net periodic pension cost was $174, $155 and $156 in 1996, 1995 and 1994, respectively.

   The Company also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 1996, 1995 and 1994 were $990, $815 and $957, respectively.

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

   Charges  by  American  Express   Financial   Corporation  for  use  of  joint
   facilities, marketing services and other services aggregated $397,362, $377,139, and $335,183 for 1996, 1995 and 1994, respectively. Certain of these costs are included in deferred policy acquisition costs. In addition, the Company rents its home office space from American Express Financial Corporation on an annual renewable basis.

6. Commitments and contingencies

   At Dec. 31, 1996 and 1995, traditional life insurance and universal life-type insurance in force aggregated $67,274,354 and $59,683,532, respectively, of which $3,875,921 and $3,771,204 were reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under disability income and long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $48,250, $39,399 and $31,016 and reinsurance recovered from reinsurers amounted to $15,612, $14,088, and $10,778 for the years ended Dec. 31, 1996, 1995 and 1994. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

   A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. In December 1996, an action of this type was brought against the Company and its parent, American Express Financial Corporation. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new Company policies from and after Jan. 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and seek to establish a claims resolution facility for the determination of individual issues. The Company and its parent believe they have meritorious defenses to the claims raised in the lawsuit. The outcome of any litigation cannot be predicted with certainty, particularly in the early stages of an action. In the opinion of management, however, the ultimate resolution of the above lawsuit and others filed against the Company should not have a material adverse effect on the Company's consolidated financial position.

   During 1996, the Company settled the federal tax audit for 1987 through 1989 tax years. There was no material impact as a result of that audit. Also, the IRS is currently auditing the Company's 1990 through 1992 tax years. Management does not believe there will be a material impact as a result of this audit.

7. Lines of credit

   The Company has available lines of credit with two banks and its parent aggregating $175,000, of which $100,000 is with its parent. The lines of credit are at 40 to 80 basis points over the lenders' cost of funds or equal to the prime rate, depending on which line of credit agreement is used. The $25,000 line of credit with one bank expired on Dec. 31, 1996 and the Company did not seek renewal. The $50,000 line of credit with the other bank expires on June 30, 1997 and the Company expects to seek renewal. Borrowings outstanding under these agreements were $nil at Dec. 31, 1996 and 1995.

8. Derivative financial instruments

   The Company enters into transactions involving derivative financial instruments to manage its exposure to interest rate risk, including hedging specific transactions. The Company does not hold derivative instruments for trading purposes. The Company manages risks associated with these instruments as described below.

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

   Credit exposure related to interest rate caps and floors is measured by the replacement cost of the contracts. The replacement cost represents the fair value of the instruments.

   The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts are not recorded on the balance sheet. Notional amounts far exceed the related credit exposure.

   The Company's holdings of derivative financial instruments are as follows:

                               Notional    Carrying      Fair      Total Credit
   Dec. 31, 1996                Amount       Value       Value       Exposure
   -------------              ---------     -------     --------   ------------
   Assets:
    Interest rate caps      $ 4,000,000     $16,227     $  7,439      $  7,439
    Interest rate floors      1,000,000       2,041        4,341         4,341
    Interest rate swaps       1,000,000          --      (24,715)           --
                             ----------     -------     --------       -------
                             $6,000,000     $18,268     $(12,935)      $11,780
                             ==========     =======     ========       =======
   Dec. 31, 1995
   Assets:
     Interest rate caps      $5,100,000     $26,680     $  8,366       $ 8,366
                             ==========     =======     ========       =======

   The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate caps and floors expire on various dates from 1996 to 2001. The interest rate swaps are in effect through 2001.

   Interest rate caps, swaps and floors are used principally to manage the Company's interest rate risk. These instruments are used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders.

9. Fair values of financial instruments

   The Company discloses fair value information for most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. Fair values of life insurance obligations and all non-financial instruments, such as deferred acquisition costs are excluded. Off-balance sheet intangible assets, such as the value of the field force, are also excluded. Management believes the value of excluded assets is significant. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented.

                                           1996                        1995
                                          ------                      -----
                                 Carrying         Fair        Carrying         Fair
   Financial Assets               Value           Value         Value         Value
   ----------------               -----           -----         -----         -----
   Investments:
     Fixed maturities (Note 2):
       Held to maturity        $10,236,379   $10,521,650   $11,257,591   $11,878,377
       Available for sale       11,146,845    11,146,845    10,516,212    10,516,212
     Mortgage loans on
       real estate (Note 2)      3,493,364     3,606,077     2,945,495     3,184,666
     Other:
       Equity securities (Note 2)    3,308         3,308         3,517         3,517
       Derivative financial
         instruments (Note 8)       18,268       (12,935)       26,680         8,366
       Other                        63,993        66,242        52,182        52,182
   Cash and
     cash equivalents (Note 1)     224,603       224,603        72,147        72,147
   Separate account assets
     (Note 1)                   18,535,160    18,535,160    14,974,082    14,974,082

   Financial Liabilities
     Future policy benefits
       for fixed annuities      20,641,986    19,721,968    20,259,265    19,603,114
     Separate account
         liabilities            17,358,087    16,688,519    14,208,619    13,665,636

   At Dec. 31, 1996 and 1995, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1,112,155 and $1,070,598, respectively, and policy loans of $83,867 and $74,973, respectively. The fair value of these benefits is based on the status of the annuities at Dec. 31, 1996 and 1995. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 1996 and 1995.

   At Dec. 31, 1996 and 1995, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $1,177,073 and $765,463, respectively.

10.Segment information

   The Company's operations consist of two business segments; first, individual and group life insurance, disability income and long-term care insurance, and second, annuity products designed for individuals, pension plans, small businesses and employer-sponsored groups. The consolidated condensed statements of income for the years ended Dec. 31, 1996, 1995 and 1994 and total assets at Dec. 31, 1996, 1995 and 1994 by segment are summarized as follows:

                                          1996           1995            1994
                                         ------         ------          -----
   Net investment income:
   Life, disability income
     and long-term care insurance   $    262,998   $    256,242   $     247,047
   Annuities                           1,702,364      1,651,067       1,534,826
                                     -----------    -----------    ------------
                                     $ 1,965,362    $ 1,907,309    $  1,781,873
                                     ===========    ===========    ============
   Premiums, charges and fees:
   Life, disability income
     and long-term care insurance   $    448,389   $    384,008   $     335,375
   Annuities                             308,873        249,557         193,370
                                    ------------   ------------   -------------
                                    $    757,262   $    633,565   $     528,745
                                    ============   ============   =============
   Income before income taxes:
   Life, disability income
     and long-term care insurance   $    161,115   $    125,402   $     122,677
   Annuities                             460,758        440,278         394,117
   Net loss on investments                  (159)        (4,898)         (4,282)
                                   -------------  -------------  --------------
                                    $    621,714   $    560,782   $     512,512
                                    ============   ============   =============
   Total assets:
   Life, disability income
     and long-term care insurance   $  7,028,906   $  6,195,870    $  5,269,188
   Annuities                          40,277,075     36,704,208      30,478,355
                                     -----------    -----------     -----------
                                     $47,305,981    $42,900,078     $35,747,543
                                     ===========    ===========     ===========

   Allocations of net investment income and certain general expenses are based on various assumptions and estimates.

   Assets are not individually identifiable by segment and have been allocated principally based on the amount of future policy benefits by segment.

   Capital  expenditures  and  depreciation   expense  are  not  material,   and
   consequently, are not reported.

IDS LIFE INSURANCE COMPANY
SCHEDULE I - CONSOLIDATED SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES ($ thousands)
AS OF DECEMBER 31, 1996

-------------------------------------------------------------------------------------------
Column A                                  Column B         Column C           Column D

Type of Investment                          Cost            Value         Amount at which
                                                                            shown in the
                                                                           balance sheet
-------------------------------------------------------------------------------------------
Fixed maturities:
    Held to maturity:
        United States Government and
          government agencies and
          authorities (a)             $    2,085,280  $      2,060,778  $        2,085,280
        States, municipalities and
           political subdivisions              9,685            10,097               9,685
        All other corporate bonds          8,141,414         8,450,775           8,141,414
                                        -------------   ---------------   -----------------
              Total held to maturity      10,236,379        10,521,650          10,236,379

    Available for sale:
        United States Government and
          government agencies and
          authorities (b)                  6,925,876         6,960,002           6,960,002
        States, municipalities and
           political subdivisions             11,032            12,368              12,368
        All other corporate bonds          4,071,714         4,174,475           4,174,475
                                        -------------   ---------------   -----------------
              Total available for sale    11,008,622        11,146,845          11,146,845

Mortgage loans on real estate              3,493,364         XXXXXXXXX           3,493,364
Policy loans                                 459,902         XXXXXXXXX             459,902
Other investments                            251,465         XXXXXXXXX             251,465
                                        -------------                     -----------------

              Total investments       $   25,449,732  $      XXXXXXXXX  $       25,587,955
                                        =============                     =================

(a) - Includes mortgage-backed securities with a cost and market value of $2,041,278 and $2,017,119, respectively.
(b) - Includes mortgage-backed securities with a cost and market value of $6,847,932 and $6,879,547, respectively.

IDS LIFE INSURANCE COMPANY
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1996

    Column A     Column B      Column C  Column D    Column E    Column F   Column G    Column H    Column I      Column J  Column K

    Segment      Deferred      Future    Unearned  Other policy  Premium      Net       Benefits,  Amortization    Other    Premiums
                  policy       policy    premiums   claims and  revenue    investment   claims,     of deferred  operating  written
                 acquisition  benefits,              benefits                income    losses and    policy       expenses
                   cost        losses,                payable                          settlement   acquisition
                              claims and                                                 expenses     costs
                                loss
                               expenses
------------------------------------------------------------------------------------------------------------------------------------

Annuities     $  1,398,025  $ 21,838,008 $       -  $    50,137  $        -  $1,702,364  $    2,724  $   189,645  $ 180,942      N/A



Life, DI, and
Long-term
Care Insurance     932,780     3,811,034         -       33,497     182,921     262,998     187,486       88,960     80,526      N/A

------------------------------------------------------------------------------------------------------------------------------------

Total         $  2,330,805  $ 25,649,042 $       -  $    83,634  $  182,921  $1,965,362  $  190,210  $   278,605  $ 261,468      N/A

------------------------------------------------------------------------------------------------------------------------------------

IDS LIFE INSURANCE COMPANY
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1995

    Column A      Column B     Column C    Column D    Column E    Column F   Column G    Column H    Column I    Column J  Column K

    Segment      Deferred      Future       Unearned  Other policy  Premium      Net       Benefits,  Amortization  Other   Premiums
                  policy       policy       premiums   claims and   revenue    investment   claims,   of deferred operating  written
                 acquisition  benefits,                benefits                income     losses and     policy     expenses
                   cost        losses,                 payable                            settlement   acquisition
                              claims and                                                  expenses       costs
                                loss
                               expenses
------------------------------------------------------------------------------------------------------------------------------------

Annuities      $ 1,227,169 $ 21,404,836 $       -  $     28,191  $       -  $1,651,067  $    2,693  $   189,626  $  166,191      N/A



Life, DI,
and Long-term
Care Insurance     798,556    3,613,253         -        28,132    161,530     256,242     164,749       90,495      45,451      N/A


------------------------------------------------------------------------------------------------------------------------------------

Total          $ 2,025,725 $ 25,018,089 $       -  $     56,323  $ 161,530  $1,907,309  $  167,442  $   280,121  $  211,642      N/A

------------------------------------------------------------------------------------------------------------------------------------

IDS LIFE INSURANCE COMPANY
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1994

  Column A        Column B    Column C    Column D    Column E    Column F  Column G    Column H    Column I      Column J  Column K

   Segment       Deferred     Future      Unearned  Other policy  Premium     Net       Benefits,  Amortization    Other    Premiums
                  policy      policy      premiums   claims and   revenue   investment   claims,    of deferred  operating   written
                 acquisition  benefits,              benefits                income     losses and    policy      expenses
                   cost       losses,                payable                           settlement   acquisition
                             claims and                                                 expenses      costs
                               loss
                              expenses
------------------------------------------------------------------------------------------------------------------------------------

Annuities      $ 1,150,585 $ 19,361,979 $       - $    23,888  $        - $1,534,826  $   (5,762) $   194,060  $  131,515      N/A



Life, DI, and
Long-term Care
Insurance          714,739    3,346,931         -      26,180     144,640    247,047     134,128       86,312      78,586      N/A


------------------------------------------------------------------------------------------------------------------------------------

Total          $ 1,865,324 $ 22,708,910 $       - $    50,068  $  144,640 $1,781,873  $  128,366  $   280,372  $  210,101      N/A

------------------------------------------------------------------------------------------------------------------------------------

IDS LIFE INSURANCE COMPANY
SCHEDULE IV - REINSURANCE ($ thousands)
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

---------------------------------------------------------------------------------------------------
        Column A              Column B       Column C        Column D      Column E    Column F

                             Gross amount  Ceded to other   Assumed from      Net     % of amount
                                            companies     other companies   Amount   assumed to net
---------------------------------------------------------------------------------------------------

For the year ended
  December 31, 1996

Life insurance in force    $  65,571,173  $   3,875,921  $     1,703,181  $63,398,433       2.69%
===================================================================================================

Premiums:
  Life insurance           $      54,111  $       3,253  $           545  $    51,403       1.06%
  DI & LTC insurance             164,561         33,043               --      131,518       0.00%
---------------------------------------------------------------------------------------------------
Total premiums             $     218,672  $      36,296  $           545  $   182,921       0.30%
===================================================================================================

For the year ended
  December 31, 1995

Life insurance in force    $  57,895,180  $   3,771,204  $     1,788,352  $55,912,328       3.20%
===================================================================================================

Premiums:
  Life insurance           $      53,089  $       2,648  $          (248) $    50,193      -0.49%
  DI & LTC insurance             137,016         25,679               --      111,337       0.00%
---------------------------------------------------------------------------------------------------
Total premiums             $     190,105  $      28,327  $          (248) $   161,530      -0.15%
===================================================================================================

For the year ended
  December 31, 1994

Life insurance in force    $  50,814,651  $   3,246,608  $     1,851,916  $49,419,959       3.75%
===================================================================================================

Premiums:
  Life insurance           $      51,219  $       3,354  $           319  $    48,184       0.66%
  DI & LTC insurance             114,049         17,593               --       96,456       0.00%
---------------------------------------------------------------------------------------------------
Total premiums             $     165,268  $      20,947  $           319  $   144,640       0.22%
===================================================================================================

IDS LIFE INSURANCE COMPANY
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS ($ thousands)
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

------------------------------------------------------------------------------------------------------------
               Column A           Column B        Column C                       Column D      Column E

                                                  Additions
                                                -------------
                                 Balance at                       Charged to
              Description         Beginning      Charged to     Other Accounts- Deductions-  Balance at End
                                  of Period   Costs & Expenses     Describe      Describe *    of Period
------------------------------------------------------------------------------------------------------------

For the year ended
  December 31, 1996
------------------------------
Reserve for Mortgage Loans           $37,340               $155              $0           $0        $37,495
Reserve for Other Investments         $4,713              ($750)             $0           $0         $3,963

For the year ended
  December 31, 1995
------------------------------
Reserve for Mortgage Loans           $35,252             $1,088              $0      ($1,000)       $37,340
Reserve for Other Investments         $7,515            ($2,802)             $0           $0         $4,713

For the year ended
  December 31, 1994
------------------------------
Reserve for Mortgage Loans           $35,020               $232              $0           $0        $35,252
Reserve for Fixed Maturities         $22,777           ($16,777)             $0       $6,000             $0
Reserve for Other Investments        $10,700            ($3,185)             $0           $0         $7,515

* 1995 amount represents a reserve on mortgage loans which were transferred from an affiliate.
  1994 amount represents a direct writedown of the related investments in fixed maturities.