Form 10-Q
period 1997-03-31
IDS LIFE INSURANCE CO
filed 1997-05-13
CIK 727892

                                   UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                     MINNESOTA                      41-0823832
                ----------------------            --------------
             (State or other jurisdiction of     (I.R.S.Employer
            incorporation or organization)      Identification No.)

         IDS TOWER 10, MINNEAPOLIS, MINNESOTA                     55440-0010
        -------------------------------------                     ----------
       (Address of principal executive offices)                   (Zip Code)

       (Registrant's telephone number, including area code) (612) 671-1257
                                                            --------------

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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1997

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 1997 (unaudited) and
                  December 31, 1996                                   3 - 4

                  Consolidated Statements of Income for the
                  three months ended March 31, 1997 and 1996
                  (unaudited)                                           5

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1997 and 1996
                  (unaudited)                                         6 - 7

                  Notes to Consolidated Financial Statements
                  (unaudited)                                         8 - 9

         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                              10 - 12

PART II - OTHER INFORMATION                                             13

SIGNATURES                                                              14

                                              IDS LIFE INSURANCE COMPANY
                                              CONSOLIDATED BALANCE SHEETS
                                                     ($ thousands)

                                                                             March 31,                 December 31,
ASSETS                                                                         1997                        1996
                                                                         ------------------        ---------------------
                                                                            (unaudited)
Investments:
    Fixed Maturities:
        Held to maturity, at amortized cost (Fair value:
            1997, $10,089,364; 1996,$10,521,650)                               $10,002,346                  $10,236,379
        Available for sale, at fair value (Amortized cost:
            1997, $11,553,065; 1996, $11,008,622)                               11,479,554                   11,146,845
                                                                         ------------------        ---------------------

                                                                                21,481,900                   21,383,224

    Mortgage loans on real estate                                                3,517,454                    3,493,364
    Policy loans                                                                   465,953                      459,902
    Other investments                                                              292,645                      251,465
                                                                         ------------------        ---------------------

                     Total investments                                          25,757,952                   25,587,955

Cash and cash equivalents                                                          204,971                      224,603

Amounts recoverable from reinsurers                                                168,297                      157,722

Amounts due from brokers                                                             2,847                       11,047

Other accounts receivable                                                           43,036                       44,089

Accrued investment income                                                          339,983                      343,313

Deferred policy acquisition costs                                                2,376,726                    2,330,805

Deferred income taxes                                                              104,823                       33,923

Other assets                                                                        36,175                       37,364

Separate account assets                                                         18,412,971                   18,535,160
                                                                         ------------------        ---------------------

                     Total assets                                              $47,447,781                  $47,305,981
                                                                         ==================        =====================

                                              IDS LIFE INSURANCE COMPANY
                                              CONSOLIDATED BALANCE SHEETS
                                        ($ thousands, except per share amount)
                                                      (continued)


                                                                             March 31,                 December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                           1997                        1996
                                                                         ------------------        ---------------------
                                                                            (unaudited)
Liabilities:
    Future policy benefits:
        Fixed annuities                                                        $21,926,135                  $21,838,008
        Universal life-type insurance                                            3,208,625                    3,177,149
        Traditional life insurance                                                 210,489                      209,685
        Disability income and
            long-term care insurance                                               447,859                      424,200
    Policy claims and other
        policyholders' funds                                                        90,603                       83,634
    Amounts due to brokers                                                         378,955                      261,987
    Other liabilities                                                              384,215                      332,078
    Separate account liabilities                                                18,412,971                   18,535,160
                                                                         ------------------        ---------------------

                     Total liabilities                                          45,059,852                   44,861,901
                                                                         ------------------        ---------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
        100,000 shares authorized, issued and outstanding                            3,000                        3,000
    Additional paid-in capital                                                     283,615                      283,615
    Net unrealized gain (loss) on investments                                      (45,619)                      86,102
    Retained earnings                                                            2,146,933                    2,071,363
                                                                         ------------------        ---------------------

                     Total stockholder's equity                                  2,387,929                    2,444,080
                                                                         ------------------        ---------------------

Total liabilities and stockholder's equity                                     $47,447,781                  $47,305,981
                                                                         ==================        =====================

                                 See accompanying notes.

                                              IDS LIFE INSURANCE COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                     ($ thousands)
                                                      (unaudited)

                                                                                       Three months ended
                                                                                           March 31,
                                                                               1997                        1996
                                                                         ------------------        ---------------------
Revenues:
    Premiums:
        Traditional life insurance                                               $  13,078                    $  12,440
        Disability income and
          long-term care insurance                                                  37,349                       31,639
                                                                         ------------------        ---------------------
                     Total premiums                                                 50,427                       44,079

    Policyholder and contractholder charges                                         82,893                       71,453
    Management and other fees                                                       76,540                       62,602
    Net investment income                                                          494,604                      493,830
    Net realized gain (loss) on investments                                         (5,258)                       2,492
                                                                         ------------------        ---------------------
                     Total revenues                                                699,206                      674,456
                                                                         ------------------        ---------------------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance                                                   5,723                        7,223
        Universal life-type insurance
            and investment contracts                                                21,329                       23,625
        Disability income and
            long-term care insurance                                                 5,016                        4,301
    Increase (decrease) in liabilities for
        future policy benefits:
            Traditional life insurance                                                 574                         (246)
            Disability income and
               long-term care insurance                                             13,353                       14,616
    Interest credited on universal life-type
        insurance and investment contracts                                         346,904                      338,075
    Amortization of deferred policy
        acquisition costs                                                           76,730                       68,245
    Other insurance and operating expenses                                          47,677                       69,267
                                                                         ------------------        ---------------------
                     Total benefits and expenses                                   517,306                      525,106
                                                                         ------------------        ---------------------

Income before income taxes                                                         181,900                      149,350

Income taxes                                                                        61,330                       51,508
                                                                         ------------------        ---------------------

Net income                                                                       $ 120,570                     $ 97,842
                                                                         ==================        =====================

                                                See accompanying notes.

                                              IDS LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     ($thousands)
                                                      (unaudited)

                                                                                       Three months ended
                                                                                           March 31,
                                                                               1997                        1996
                                                                         ------------------        ---------------------
Cash flows from operating activities:
    Net income                                                                    $120,570                      $97,842
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Policy loans, excluding universal
               life-type insurance:
                  Issuance                                                         (12,205)                     (10,345)
                  Repayment                                                         10,800                        9,888
            Change in reinsurance receivable                                       (10,575)                     (11,011)
            Change in other accounts receivable                                      1,053                       (8,315)
            Change in accrued investment income                                      3,330                        6,682
            Change in deferred policy
               acquisition costs, net                                              (36,725)                     (58,647)
            Change in liabilities for future policy
               benefits for  traditional life,
               disability income and
               long-term care insurance                                             24,463                       23,826
            Change in policy claims and other
               policyholders' funds                                                  6,969                       20,123
            Change in deferred income taxes                                             28                      (17,150)
            Change in other liabilities                                             52,137                       96,613
            Accretion of discount, net                                              (2,701)                      (4,340)
            Net realized (gain) loss on investments                                  5,258                       (2,492)
            Policyholder and contractholder charges,
               non-cash                                                            (39,487)                     (37,500)
            Other, net                                                                 218                       (6,463)
                                                                         ------------------        ---------------------

               Net cash provided by operating activities                          $123,133                      $98,711
                                                                         ------------------        ---------------------

                                              IDS LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     ($ thousands)
                                                      (unaudited)
                                                      (continued)

                                                                                       Three months ended
                                                                                           March 31,
                                                                               1997                        1996
                                                                         ------------------        ---------------------
Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases                                                                 $      0                   $   (5,481)
        Maturities, sinking fund payments and calls                                205,803                      241,436
        Sales                                                                       29,789                       60,564
    Fixed maturities available for sale:
        Purchases                                                                 (946,213)                    (444,871)
        Maturities, sinking fund payments and calls                                247,601                      269,315
        Sales                                                                      155,972                      140,507
    Other investments, excluding policy loans:
        Purchases                                                                 (133,886)                    (264,621)
        Sales                                                                       63,557                       30,720
    Change in amounts due from broker                                                8,200                      (49,219)
    Change in amounts due to broker                                                116,968                       (4,467)
                                                                         ------------------        ---------------------

               Net cash used in investing activities                              (252,209)                     (26,117)
                                                                         ------------------        ---------------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
        Considerations received                                                    709,723                      992,081
        Surrenders and death benefits                                             (897,537)                  (1,386,055)
        Interest credited to account balances                                      346,904                      338,075
    Universal life-type insurance policy loans:
        Issuance                                                                   (23,572)                     (21,218)
        Repayment                                                                   18,926                       15,244
    Cash dividends to parent                                                       (45,000)                     (40,000)
                                                                         ------------------        ---------------------

               Net cash provided by (used in) financing activities                 109,444                     (101,873)
                                                                         ------------------        ---------------------

Net increase (decrease) in cash and cash equivalents                               (19,632)                     (29,279)

Cash and cash equivalents at beginning of period                                   224,603                       72,147
                                                                         ------------------        ---------------------

Cash and cash equivalents at end of period                                        $204,971                      $42,868
                                                                         ==================        =====================

                                                  See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                  ($ thousands)
                                   (unaudited)

1.       General
         -------

         In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 1997, statements of income for the three months ended March 31, 1997 and 1996 and statements of cash flows for the three months ended March 31, 1997 and 1996.

         The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC) which is a wholly owned subsidiary of American Express Company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IDS Life Insurance Company of New York, American Enterprise Life Insurance Company, American Centurion Life Assurance Company and American Partners Life Insurance Company. All material intercompany accounts and transactions have been eliminated in consolidation.

2.       Nature of business
         ------------------

         The Company is engaged in the life insurance and annuity business. The Company sells various forms of fixed and variable individual life insurance, group life insurance, individual and group disability income insurance, long-term care insurance, and single and installment premium fixed and variable annuities.

3.       Statements of cash flows
         ------------------------

         The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost which approximates market value.

         Cash paid for interest on borrowings totaled $319 and $1,172 for the three months ended March 31, 1997 and 1996, respectively. Cash paid (refunded) for income taxes totaled ($32,369) and $20,222 for the three months ended March 31, 1997 and 1996, respectively.

                           IDS LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

4.       Commitments and contingencies
         -----------------------------

         At March 31, 1997, the Company had commitments to purchase affordable housing limited partnership investments of $28,476, which is recorded as a liability in the accompanying balance sheets. Commitments for purchases of investments in the ordinary course of business at March 31, 1997 aggregated $192,830.

         The maximum amount of risk retained by the Company on any one life is $750 of life and waiver of premium benefits plus $50 of accidental death benefits. The excesses are reinsured with other life insurance companies on a yearly renewable term basis.

         A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and AEFC do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. The Company and AEFC, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing Company insurance policy with a new Company policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues. The Company and AEFC filed an answer to the Complaint on February 18, 1997. A similar action entitled Mork and Melchert, et ux. vs. IDS Life Insurance
         Company involving the replacement of existing IDS Life insurance policies and annuity contracts was filed in the same court on March 21, 1997.

         The Company is a defendant in various other lawsuits, none of which, in the opinion of the Company counsel, will result in a material liability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996:

         Consolidated net income increased 23 percent to $121 million for the three months ended March 31, 1997, compared to $98 million in 1996. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges, partially offset by the impact of somewhat lower spread rates. It is expected that spread rates will continue to decrease throughout the year.

         Premiums received totaled $1.3 billion for the three months ended March 31, 1997, compared to $1.5 billion a year ago. Increased sales of variable annuities and life insurance were offset by decreased sales of fixed annuities, reflecting current market conditions.

         Net investment income was $495 million for the three months ended March 31, 1997, a small increase from a year ago. The increase reflects slightly higher total investments of $26 billion at March 31, 1997, partially offset by lower yields.

         Policyholder and contractholder charges increased to $83 million for the three months ended March 31, 1997, compared with $71 million a year ago. This increase is primarily due to higher life insurance in force.

         Management and other fees increased to $77 million for the three months ended March 31, 1997, compared with $63 million a year ago. This is primarily due to an increase in separate account assets, which grew 17 percent over the past 12 months to $18 billion at March 31, 1997, due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

         Total benefits and expenses were $517 billion for the three months ended March 31, 1997, a decrease from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased to $347 million, compared with $338 million for the corresponding period in 1996. This is due to higher aggregate amounts in force. Other insurance and operating expenses decreased to $48 million, compared with $69 million for the corresponding period in 1996. This is due to a reduction in accrued expenses related to future guarantee fund assessments.

Liquidity and Capital Resources
-------------------------------

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

         The Company has available lines of credit with one bank and its parent aggregating $125 million of which $100 million is with its parent. These lines of credit are used strictly as short-term sources of funds. At March 31, 1997, outstanding borrowings under these agreements were $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $6 million at March 31, 1997.

         At March 31, 1997, approximately 8.2 percent of the Company's invested assets were below-investment-grade bonds, compared to 8.1 percent at December 31, 1996. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

         At March 31, 1997, net unrealized depreciation on investments in fixed maturities increased due to an increase in interest rates during the first quarter of 1997. For the three months ended March 31, 1997, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

         At March 31, 1997, the Company had an allowance for losses on mortgage loans of $42 million.

         The Company paid $45 million in dividends to its parent during the three months ended March 31, 1997.

         The economy and other factors have caused an increase in the number of insurance companies that are under regulatory supervision. This circumstance has resulted in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company has established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset will be amortized as future premium taxes are reduced. The Company has also estimated the effect of future assessments on the Company's financial position and results of operations and has established a reserve for such assessments.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March 31, 1997.

Item 2.           CHANGES IN SECURITIES

                  Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

Item 5.           OTHER INFORMATION

                  Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Not applicable.

No reports on Form 8-K were required to be filed by the Company for the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                               IDS LIFE INSURANCE COMPANY

BY                                       /s/ Melinda S. Urion
                                         ------------------------------------

NAME AND TITLE                           Melinda S. Urion
                                         Executive Vice President and Controller

DATE                                     May 12, 1997