Form 10-Q
period 1997-06-30
IDS LIFE INSURANCE CO
filed 1997-08-22
CIK 727892

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

                 For the quarterly period ended June 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from              to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                     MINNESOTA                           41-0823832
          (State or other jurisdiction of             (I.R.S.Employer
           incorporation or organization)             Identification No.)

      IDS TOWER 10, MINNEAPOLIS, MINNESOTA                    55440-0010
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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1997

                                Table of Contents

PART I - FINANCIAL INFORMATION                           Page

      Item 1. Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1997 (unaudited) and
           December 31, 1996                             3 - 4

           Consolidated Statements of Income for the
           three months ended June 30, 1997 and 1996
           (unaudited)                                     5

           Consolidated Statements of Income for the
           six months ended June 30, 1997 and 1996
           (unaudited)                                     6

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 1997 and 1996
           (unaudited)                                   7 - 8

           Notes to Consolidated Financial Statements
           (unaudited)                                   9 - 10

      Item 2. Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                     11 - 12

PART II - OTHER INFORMATION                               13

SIGNATURES                                                14


                                    IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                               ($ thousands, except per share amount)
                                                                     June 30,    December 31,
ASSETS                                                                 1997           1996
                                                                     --------       -------
                                                                           (unaudited)
Investments:
       Fixed Maturities:
               Held to maturity, at amortized cost (Fair value:
                      1997, $10,031,249; 1996, $10,521,650)         $ 9,800,420   $10,236,379
               Available for sale, at fair value (Amortized cost:
                      1997, $11,839,284; 1996, $11,008,622)          11,977,679    11,146,845
                                                                    -----------   -----------

                                                                     21,778,099    21,383,224

       Mortgage loans on real estate                                  3,561,032     3,493,364
       Policy loans                                                     476,141       459,902
       Other investments                                                295,759       251,465
                                                                    -----------   -----------

                                          Total investments          26,111,031    25,587,955

Cash and cash equivalents                                                55,032       224,603

Amounts recoverable from reinsurers                                     181,652       157,722

Amounts due from brokers                                                 26,816        11,047

Other accounts receivable                                                42,611        44,089

Accrued investment income                                               351,579       343,313

Deferred policy acquisition costs                                     2,405,876     2,330,805

Deferred income taxes                                                    42,910        33,923

Other assets                                                             34,649        37,364

Separate account assets                                              21,060,949    18,535,160
                                                                    -----------   -----------

                                          Total assets              $50,313,105   $47,305,981
                                                                    ===========   ===========

                                                 IDS LIFE INSURANCE COMPANY
                                                 CONSOLIDATED BALANCE SHEETS
                                             ($ thousands, except per share amount)
                                                          (continued)



                                                                               June 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                             1997         1996
                                                                             ----------   -------------
                                                                                   (unaudited)
Liabilities:
       Future policy benefits:
               Fixed annuities                                                $22,078,822   $21,838,008
               Universal life-type insurance                                    3,234,017     3,177,149
               Traditional life insurance                                         211,244       209,685
               Disability income and
                   long-term care insurance                                       473,022       424,200
       Policy claims and other
               policyholders' funds                                                68,018        83,634
       Amounts due to brokers                                                     249,202       261,987
       Other liabilities                                                          343,753       332,078
       Separate account liabilities                                            21,060,949    18,535,160
                                                                              -----------   -----------

                                          Total liabilities                    47,719,027    44,861,901
                                                                              -----------   -----------

Stockholder's equity:
       Capital stock, $30 par value per share;
               100,000 shares authorized, issued and outstanding                    3,000         3,000
       Additional paid-in capital                                                 283,646       283,615
       Net unrealized gain on investments                                          88,363        86,102
       Retained earnings                                                        2,219,069     2,071,363
                                                                              -----------   -----------

                                          Total stockholder's equity            2,594,078     2,444,080
                                                                              -----------   -----------

Total liabilities and stockholder's equity                                    $50,313,105   $47,305,981
                                                                              ===========   ===========
                                              See accompanying notes

                                              IDS LIFE INSURANCE COMPANY
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                  ($ thousands)
                                                   (unaudited)

                                                                         Three months ended
                                                                             June 30,
                                                                          1997       1996
                                                                        -------     ------
Revenues:
       Premiums:
               Traditional life insurance                               $ 12,716   $ 12,942
               Disability income and
                 long-term care insurance                                 36,669     31,736
                                                                        --------   --------
                                          Total premiums                  49,385     44,678

       Policyholder and contractholder charges                            84,062     74,888
       Management and other fees                                          80,913     64,560
       Net investment income                                             510,032    487,601
       Net realized gain on investments                                    2,583        312
                                                                        --------   --------
                                          Total revenues                 726,975    672,039
                                                                        --------   --------

Benefits and expenses:
       Death and other benefits:
               Traditional life insurance                                  8,925      7,606
               Universal life-type insurance
                      and investment contracts                            24,973     19,792
               Disability income and
                      long-term care insurance                             5,808      3,456
       Increase in liabilities for
               future policy benefits:
                      Traditional life insurance                             771        355
                      Disability income and
                               long-term care insurance                   14,652     14,812
       Interest credited on universal life-type
               insurance and investment contracts                        345,571    337,876
       Amortization of deferred policy
               acquisition costs                                          77,582     68,469
       Other insurance and operating expenses                             89,314     55,955
                                                                        --------   --------
                                          Total benefits and expenses    567,596    508,321
                                                                        --------   --------

Income before income taxes                                               159,379    163,718

Income taxes                                                              42,874     56,350
                                                                        --------   --------

Net income                                                              $116,505   $107,368
                                                                        ========   ========

                               See accompanying notes.

                                                IDS LIFE INSURANCE COMPANY
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                       ($ thousands)
                                                       (unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                             1997           1996
                                                                         -----------      --------
Revenues:
       Premiums:
               Traditional life insurance                                $   26,424     $   25,382
               Disability income and
                 long-term care insurance                                    74,018         63,375
                                                                        -----------    -----------
                                          Total premiums                    100,442         88,757

       Policyholder and contractholder charges                              166,955        146,341
       Management and other fees                                            157,453        127,162
       Net investment income                                              1,004,656        981,431
       Net realized gain (loss) on investments                               (2,675)         2,804
                                                                        -----------    -----------
                                          Total revenues                  1,426,831      1,346,495
                                                                        -----------    -----------

Benefits and expenses:
       Death and other benefits:
               Traditional life insurance                                    14,648         14,829
               Universal life-type insurance
                      and investment contracts                               46,302         43,417
               Disability income and
                      long-term care insurance                               10,824          7,757
       Increase in liabilities for
               future policy benefits:
                      Traditional life insurance                              1,345            109
                      Disability income and
                               long-term care insurance                      28,005         29,428
       Interest credited on universal life-type
               insurance and investment contracts                           692,475        675,951
       Amortization of deferred policy
               acquisition costs                                            154,312        136,714
       Other insurance and operating expenses                               137,011        125,222
                                                                        -----------    -----------
                                          Total benefits and expenses     1,084,922      1,033,427
                                                                        -----------    -----------

Income before income taxes                                                  341,909        313,068

Income taxes                                                                104,204        107,858
                                                                        -----------    -----------

Net income                                                              $   237,705    $   205,210
                                                                        ===========    ===========

                                         See accompanying notes

                                                   IDS LIFE INSURANCE COMPANY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           ($thousands)
                                                            (unaudited)

                                                                                      Six months ended
                                                                                          June 30,
                                                                                      1997         1996
                                                                                  -----------   ----------
Cash flows from operating activities:
       Net income                                                                  $ 237,705    $ 205,210
       Adjustments to reconcile net income to
               net cash provided by operating activities:
                      Policy loans, excluding universal
                             life-type insurance:
                                   Issuance                                          (26,635)     (23,261)
                                   Repayment                                          21,886       19,844
                      Change in reinsurance receivable                               (23,930)     (18,661)
                      Change in other accounts receivable                              1,478       (7,504)
                      Change in accrued investment income                             (8,266)      (1,762)
                      Change in deferred policy
                             acquisition costs, net                                  (74,722)    (127,788)
                      Change in liabilities for future policy
                             benefits for  traditional life,
                             disability income and
                             long-term care insurance                                 50,381       48,626
                      Change in policy claims and other
                             policyholders' funds                                    (15,616)      21,079
                      Change in deferred income taxes                                (10,201)    (119,935)
                      Change in other liabilities                                     11,675       (4,483)
                      Accretion of discount, net                                      (6,441)      (5,149)
                      Net realized (gain) loss on investments                          2,675       (2,804)
                      Policyholder and contractholder charges,
                             non-cash                                                (79,005)     (74,518)
                      Other, net                                                       7,283         (734)
                                                                                   ---------    ---------

                             Net cash provided by (used in) operating activities   $  88,267    ($ 91,840)
                                                                                   ---------    ---------

                                                    IDS LIFE INSURANCE COMPANY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            ($ thousands)
                                                              (unaudited)
                                                               (continued)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                       1997             1996
                                                                                  ------------      ----------
Cash flows from investing activities:
       Fixed maturities held to maturity:
               Purchases                                                           ($    1,011)   ($   32,846)
               Maturities, sinking fund payments and calls                             370,421        422,554
               Sales                                                                    64,386        102,355
       Fixed maturities available for sale:
               Purchases                                                            (1,480,783)      (925,631)
               Maturities, sinking fund payments and calls                             480,051        633,287
               Sales                                                                   187,632        157,080
       Other investments, excluding policy loans:
               Purchases                                                              (261,187)      (548,874)
               Sales                                                                   136,009         99,550
       Change in amounts due from broker                                               (15,769)            --
       Change in amounts due to broker                                                 (12,785)       194,433
                                                                                   -----------    -----------

                             Net cash provided by (used in) investing activities      (533,036)       101,908
                                                                                   -----------    -----------

Cash flows from financing activities:
       Activity related to universal life-type insurance
        and investment contracts:
               Considerations received                                               1,473,080      1,854,045
               Surrenders and death benefits                                        (1,788,867)    (2,409,827)
               Interest credited to account balances                                   692,475        675,951
       Universal life-type insurance policy loans:
               Issuance                                                                (47,653)       (42,836)
               Repayment                                                                36,163         29,587
       Cash dividends to parent                                                        (90,000)       (85,000)
                                                                                   -----------    -----------

                             Net cash provided by financing activities                 275,198         21,920
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  (169,571)        31,988

Cash and cash equivalents at beginning of period                                       224,603         72,147
                                                                                   -----------    -----------

Cash and cash equivalents at end of period                                         $    55,032    $   104,135
                                                                                   ===========    ===========

                                                     See accompanying notes.


                          IDS LIFE INSURANCE COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997
                                 ($ thousands)
                                  (unaudited)

1.    General

      In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 1997, statements of income for the three and six months ended June 30, 1997 and 1996 and statements of cash flows for the six months ended June 30, 1997 and 1996.

      The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IDS Life Insurance Company of New York, American Enterprise Life Insurance Company, American Centurion Life Assurance Company, American Partners Life Insurance Company and American Express Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

      Purchased and written index options are carried at market value and included in other investments. Gains or losses on index options are recognized currently and included in insurance and other operating expenses.

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

      Cash paid for interest on borrowings totaled $2,285 and $2,471 for the six months ended June 30, 1997 and 1996, respectively. Cash paid for income taxes totaled $90,688 and $111,800 for the six months ended June 30, 1997 and 1996, respectively.

                          IDS LIFE INSURANCE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ($ thousands)
                                  (unaudited)
                                   (continued)

4.    Commitments and contingencies

      At June 30, 1997, the Company had commitments to purchase affordable housing limited partnership investments of $25,154, which are included in other liabilities. Commitments for purchases of investments in the ordinary course of business at June 30, 1997 aggregated $151,145.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended
June 30, 1996:

      Consolidated net income increased 16 percent to $238 million for the six months ended June 30, 1997, compared to $205 million in 1996. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges.

      Premiums received totaled $2.7 billion for the six months ended
June 30, 1997, compared to $3.1 billion a year ago. Increased sales of variable annuities and life insurance were offset by decreased sales of fixed annuities, reflecting current market conditions.

      Net investment income was $1.0 billion for the six months ended
June 30, 1997, compared to $981 million a year ago. The increase reflects slightly higher total investments of $26 billion at June 30, 1997.

      Policyholder and contractholder charges increased to $167 million for the six months ended June 30, 1997, compared with $146 million a year ago. This increase is primarily due to higher life insurance in force.

     Management and other fees increased to $157 million for the six months ended June 30, 1997, compared with $127 million a year ago. This is primarily due to an increase in separate account assets, which grew 26 percent over the past 12 months to $21 billion at June 30, 1997, due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

      Total benefits and expenses were $1.1 billion for the six months ended June 30, 1997, a slight increase over a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased to $692 million, compared with $676 million for the corresponding period in 1996. This is due to higher aggregate amounts in force partially offset by slightly lower interest credited rates. Increases in amortization of deferred policy acquisition costs and other insurance and operating expenses are primarily due to an increase in business in force.

Liquidity and Capital Resources

      The primary components of the funds provided are premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

      The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, new investment purchases and dividends to parent.

      The Company has available lines of credit with one bank and its parent aggregating $125 million, of which $100 million is with its parent. These lines of credit are used strictly as short-term sources of funds. At June 30, 1997, outstanding borrowings under these agreements were $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $182 million at June 30, 1997.

      At June 30, 1997, approximately 8.5 percent of the Company's invested assets were below-investment-grade bonds, compared to 8.1 percent at December 31, 1996. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

      For the six months ended June 30, 1997, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

      At June 30, 1997, the Company had an allowance for losses on mortgage loans of $42 million, compared to $37 million at December 31, 1996.

      The Company paid $90 million in dividends to its parent during the six months ended June 30, 1997.

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

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended June 30, 1997.

Item 2.    CHANGES IN SECURITIES

           Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Not applicable.

No reports on Form 8-K were required to be filed by the Company for the six months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                IDS LIFE INSURANCE COMPANY

BY

NAME AND TITLE                 Melinda S. Urion
                               Executive Vice President and Controller

DATE                           August 12, 1997