Form 10-Q
period 1997-09-30
IDS LIFE INSURANCE CO
filed 1997-11-13
CIK 727892

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

                       IDS LIFE INSURANCE COMPANY

                                 FORM 10-Q

                  For the Quarter Ended September 30, 1997

                              Table of Contents

PART I - FINANCIAL INFORMATION                                            Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1997 (unaudited) and
                  December 31, 1996                                      3 - 4

                  Consolidated Statements of Income for the
                  three months ended September 30, 1997 and 1996
                  (unaudited)                                                5

                  Consolidated Statements of Income for the
                  nine months ended September 30, 1997 and 1996
                  (unaudited)                                                6

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1997 and 1996
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

                              IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED BALANCE SHEETS
                         ($ thousands, except per share amount)


                                                            September 30,  December 31,
ASSETS                                                          1997           1996
                                                         ----------------- -------------
                                                            (unaudited)
Investments:
    Fixed maturities:
        Held to maturity, at amortized cost (Fair value:

            1997, $9,905,788; 1996, $10,521,650) .........   $ 9,537,884   $10,236,379
        Available for sale, at fair value (Amortized cost:
            1997, $12,172,758; 1996, $11,008,622) ........    12,472,475    11,146,845
                                                             -----------   -----------

                                                              22,010,359    21,383,224

    Mortgage loans on real estate ........................     3,605,715     3,493,364
    Policy loans .........................................       489,596       459,902
    Other investments ....................................       295,985       251,465
                                                             -----------   -----------

                     Total investments ...................    26,401,655    25,587,955

Cash and cash equivalents ................................       239,039       224,603

Amounts recoverable from reinsurers ......................       191,116       157,722

Amounts due from brokers .................................        10,000        11,047

Other accounts receivable ................................        40,507        44,089

Accrued investment income ................................       349,656       343,313

Deferred policy acquisition costs ........................     2,435,719     2,330,805

Deferred income taxes ....................................            --        33,923

Other assets .............................................        34,033        37,364

Separate account assets ..................................    23,222,925    18,535,160
                                                             -----------   -----------

                     Total assets ........................   $52,924,650   $47,305,981
                                                             ===========   ===========

                                 IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED BALANCE SHEETS
                          ($ thousands, except per share amount)
                                        (continued)


                                                           September 30, December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                           1997         1996
                                                      ------------------ ------------
                                                           (unaudited)
Liabilities:
    Future policy benefits:
        Fixed annuities .................................   $22,109,704   $21,838,008
        Universal life-type insurance ...................     3,256,855     3,177,149
        Traditional life insurance ......................       212,310       209,685
        Disability income and
            long-term care insurance ....................       500,227       424,200
    Policy claims and other
        policyholders' funds ............................        71,830        83,634
    Amounts due to brokers ..............................       412,690       261,987
    Deferred income taxes ...............................        36,668            --
    Other liabilities ...................................       321,793       332,078
    Separate account liabilities ........................    23,222,925    18,535,160
                                                            -----------   -----------

                     Total liabilities ..................    50,145,002    44,861,901
                                                            -----------   -----------

Stockholder's equity:
    Capital stock, $30 par value per share;
        100,000 shares authorized, issued and outstanding         3,000         3,000
    Additional paid-in capital ..........................       290,847       283,615
    Net unrealized gain on investments ..................       186,817        86,102
    Retained earnings ...................................     2,298,984     2,071,363
                                                            -----------   -----------

                     Total stockholder's equity .........     2,779,648     2,444,080
                                                            -----------   -----------

Total liabilities and stockholder's equity ..............   $52,924,650   $47,305,981
                                                            ===========   ===========

                       See accompanying notes.

                            IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ thousands)
                                  (unaudited)

                                                                           Three months ended
                                                                              September 30,
                                                                             1997       1996
                                                                        ------------- ---------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $  13,046   $  12,692
        Disability income and
          long-term care insurance ....................................      37,922      33,342
                                                                          ---------   ---------
                     Total premiums ...................................      50,968      46,034

    Policyholder and contractholder charges ...........................      85,137      77,047
    Management and other fees .........................................      91,438      68,539
    Net investment income .............................................     478,852     486,051
    Net realized gain (loss) on investments ...........................       4,460      (1,687)
                                                                          ---------   ---------
                     Total revenues ...................................     710,855     675,984
                                                                          ---------   ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       7,593       6,460
        Universal life-type insurance
            and investment contracts ..................................      23,453      19,864
        Disability income and
            long-term care insurance ..................................       5,344       5,599
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................       1,006         436
            Disability income and
                 long-term care insurance .............................      16,407      12,923
    Interest credited on universal life-type
        insurance and investment contracts ............................     349,274     343,875
    Amortization of deferred policy
        acquisition costs .............................................      80,481      69,066
    Other insurance and operating expenses ............................      49,378      62,397
                                                                          ---------   ---------
                     Total benefits and expenses ......................     532,936     520,620
                                                                          ---------   ---------

Income before income taxes ............................................     177,919     155,364

Income taxes ..........................................................      53,003      49,118
                                                                          ---------   ---------

Net income ............................................................   $ 124,916   $ 106,246
                                                                          =========   =========

                                                See accompanying notes

                               IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED STATEMENTS OF INCOME
                                     ($ thousands)
                                      (unaudited)

                                                                              Nine months ended
                                                                                September 30,
                                                                              1997        1996
                                                                          ------------ ----------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $   39,470   $   38,074
        Disability income and
          long-term care insurance ....................................      111,940       96,717
                                                                          ----------   ----------
                     Total premiums ...................................      151,410      134,791

    Policyholder and contractholder charges ...........................      252,092      223,388
    Management and other fees .........................................      248,891      195,701
    Net investment income .............................................    1,483,508    1,467,482
    Net realized gain on investments ..................................        1,785        1,117
                                                                          ----------   ----------
                     Total revenues ...................................    2,137,686    2,022,479
                                                                          ----------   ----------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       22,241       21,289
        Universal life-type insurance
            and investment contracts ..................................       69,755       63,281
        Disability income and
            long-term care insurance ..................................       16,168       13,356
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................        2,351          545
            Disability income and
                 long-term care insurance .............................       44,412       42,351
    Interest credited on universal life-type
        insurance and investment contracts ............................    1,041,749    1,019,826
    Amortization of deferred policy
        acquisition costs .............................................      234,793      205,780
    Other insurance and operating expenses ............................      186,389      187,619
                                                                          ----------   ----------
                     Total benefits and expenses ......................    1,617,858    1,554,047
                                                                          ----------   ----------

Income before income taxes ............................................      519,828      468,432

Income taxes ..........................................................      157,207      156,976
                                                                          ----------   ----------

Net income ............................................................   $  362,621   $  311,456
                                                                          ==========   ==========

                                                See accompanying notes

                           IDS LIFE INSURANCE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($thousands)
                                 (unaudited)


                                                                        Nine months ended
                                                                          September 30,
                                                                        1997        1996
                                                                    -----------  -----------
Cash flows from operating activities:
    Net income ...................................................   $ 362,621    $ 311,456
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Policy loans, excluding universal
               life-type insurance:
                  Issuance .......................................     (42,190)     (37,373)
                  Repayment ......................................      33,619       30,482
            Change in reinsurance recoverable ....................     (33,394)     (30,154)
            Change in other accounts receivable ..................       3,582       (2,790)
            Change in accrued investment income ..................      (6,343)       7,885
            Change in deferred policy
               acquisition costs, net ............................    (111,434)    (187,144)
            Change in liabilities for future policy
               benefits for  traditional life,
               disability income and
               long-term care insurance ..........................      78,652       72,176
            Change in policy claims and other
               policyholders' funds ..............................     (11,804)      36,907
            Change in deferred income taxes ......................      16,361      (57,411)
            Change in other liabilities ..........................     (10,285)     (39,511)
            Accretion of discount, net ...........................      (7,960)      (7,046)
            Net realized gain on investments .....................      (1,785)      (1,117)
            Policyholder and contractholder charges,
               non-cash ..........................................    (118,737)    (114,156)
            Other, net ...........................................      (5,138)       4,217
                                                                     ---------    ---------

               Net cash provided by (used in) operating activities   $ 145,765    ($ 13,579)
                                                                     ---------    ---------

                          IDS LIFE INSURANCE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ thousands)
                                 (unaudited)
                                 (continued)

                                                                                 Nine months ended
                                                                                  September 30,
                                                                                 1997          1996
                                                                           ---------------   ---------
Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases .......................................................   ($    1,011)   ($   41,724)
        Maturities, sinking fund payments and calls .....................       548,185        548,298
        Sales ...........................................................       168,671        115,832
    Fixed maturities available for sale:
        Purchases .......................................................    (2,394,019)    (1,396,732)
        Maturities, sinking fund payments and calls .....................       804,215        995,666
        Sales ...........................................................       452,315        177,253
    Other investments, excluding policy loans:
        Purchases .......................................................      (413,096)      (753,578)
        Sales ...........................................................       237,645        157,985
    Change in amounts due from broker ...................................         1,047        (19,313)
    Change in amounts due to broker .....................................       150,703         16,012
                                                                            -----------    -----------

               Net cash used in investing activities ....................      (445,345)      (200,301)
                                                                            -----------    -----------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
        Considerations received .........................................     2,176,376      2,693,055
        Surrenders and death benefits ...................................    (2,747,986)    (3,304,238)
        Interest credited to account balances ...........................     1,041,749      1,019,826
    Universal life-type insurance policy loans:
        Issuance ........................................................       (71,654)       (65,179)
        Repayment .......................................................        50,531         43,403
    Cash dividends to parent ............................................      (135,000)      (125,000)
                                                                            -----------    -----------

               Net cash provided by financing activities ................       314,016        261,867
                                                                            -----------    -----------

Net increase in cash and cash equivalents ...............................        14,436         47,987

Cash and cash equivalents at beginning of period ........................       224,603         72,147
                                                                            -----------    -----------

Cash and cash equivalents at end of period ..............................   $   239,039    $   120,134
                                                                            ===========    ===========

                                                  See accompanying notes

                          IDS LIFE INSURANCE COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997
                                 ($ thousands)
                                  (unaudited)

1.    General

      In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 1997, statements of income for the three and nine months ended September 30, 1997 and 1996 and statements of cash flows for the nine months ended September 30, 1997 and 1996.

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

      Cash paid for interest on borrowings totaled $5,726 and $3,610 for the nine months ended September 30, 1997 and 1996, respectively. Cash paid for income taxes totaled $113,939 and $274,418 for the nine months ended September 30, 1997 and 1996, respectively.

                          IDS LIFE INSURANCE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ($ thousands)
                                  (unaudited)
                                  (continued)

4.    Commitments and contingencies

      At September 30, 1997, the Company had commitments to purchase affordable housing limited partnership investments of $18,840, which are included in other liabilities. Commitments for purchases of investments in the ordinary course of business at September 30, 1997 aggregated $136,573.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996:

      Consolidated net income increased 17 percent to $363 million for the nine months ended September 30, 1997, compared to $311 million in 1996. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges.

      Premiums received totaled $4.0 billion for the nine months ended September 30, 1997, compared to $4.6 billion a year ago. Increased sales of fixed annuities and life insurance were offset by decreased sales of variable annuities.

      Net investment income increased slightly to $1.5 billion for the nine months ended September 30. The increase primarily reflects slightly higher total investments of $26 billion at September 30, 1997.

      Policyholder and contractholder charges increased to $252 million for the nine months ended September 30, 1997, compared with $223 million a year ago. This increase is primarily due to higher life insurance in force.

     Management and other fees increased to $249 million for the nine months ended September 30, 1997, compared with $196 million a year ago. This is primarily due to an increase in separate account assets, which grew 33 percent over the past 12 months to $23 billion at September 30, 1997, due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

      Total benefits and expenses were $1.6 billion for the nine months ended September 30, 1997, a slight increase over a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased slightly to $1.0 billion. This is due to higher aggregate amounts in force partially offset by slightly lower interest credited rates. The increases in amortization of deferred policy acquisition costs is primarily due to an increase in business in force.

Liquidity and Capital Resources

      The primary components of the funds provided are premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

      The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, new investment purchases and dividends to parent.

      The Company has available lines of credit with aggregating $125 million, of which $100 million is with its parent. These lines of credit are used strictly as short-term sources of funds. At September 30, 1997, outstanding borrowings under these agreements were $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $286 million at September 30, 1997.

      At September 30, 1997, approximately 9.3 percent of the Company's invested assets were below-investment-grade bonds, compared to 8.1 percent at December 31, 1996. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

      For the nine months ended September 30, 1997, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

      At September 30, 1997, the Company had an allowance for losses on mortgage loans of $43 million, compared to $37 million at December 31, 1996.

      The Company paid $135 million in dividends to its parent during the nine months ended September 30, 1997. During the 4th quarter of 1997, the Company expects to pay an additional $65 million in dividends.

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

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 1997.

Item 2.    CHANGES IN SECURITIES

           Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Not applicable.

No reports on Form 8-K were required to be filed by the Company for the nine months ended September 30, 1997.

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

DATE                           October 12, 1997