Form 10-K
period 1997-12-31
IDS LIFE INSURANCE CO
filed 1998-03-30
CIK 727892

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                                      OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from    to

                       Commission file number 33-28976

                          IDS LIFE INSURANCE COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       MINNESOTA                        41-0823832
             -------------------------------       -------------------
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)       Identification No.)

              IDS TOWER 10, MINNEAPOLIS, MINNESOTA        55440-0534
            ---------------------------------------       -----------
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

                                    PART I
ITEM 1.  BUSINESS

IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. The Company is the fifteenth largest life insurance company in the United States, with consolidated assets at December 31, 1997 of $53 billion. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are wholly owned subsidiaries of the Company and serve New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Partners Life Insurance Company and American Express Corporation.

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

The Company's fixed annuity contracts guarantee a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company has the option of paying a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers fixed/variable annuity products offering the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicles. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investment. At December 31, 1997, the Company had $43.5 billion of fixed and variable annuities in force, an increase of 11 percent from the prior year end.

The Company's principal insurance product is the flexible-premium, adjustable-benefit universal life insurance policy. In this type of insurance policy, each premium payment accumulates interest in a cash value account. The policyholder has access to the cash surrender value in whole or in part after the first year. The size of the cash value of the fund can also be controlled by the policyholder by increasing or decreasing premiums, subject only to maintaining a required minimum to keep the policy in force. Monthly deductions from the cash value of the policy are made for the cost of insurance, expense charges and any policy riders. At December 31, 1997, the Company had $58.4 billion of fixed and variable universal life-type insurance in force, up 18 percent from December 31, 1996.

Assets held in segregated accounts which fund the variable annuity and variable life insurance products totaled $23.2 billion at December 31, 1997, a 25 percent increase from December 31, 1996.
IDS Life Insurance Company, American Enterprise Life Insurance Company and American Partners Life Insurance Company are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance and the Arizona Department of Insurance, respectively. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are both subject to comprehensive regulation by the New York Department of Insurance. The laws of the other states in which the Company does business regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Recently there has been an increased focus on the variable annuity business by regulators. In the United States, the McCarran-Ferguson Act provides that the primary regulation of the insurance industry is left to the individual states. Typically, states regulate such matters as company licensing, agent licensing, cancellation or nonrenewal of policies, minimum health insurance policy benefits, life insurance cost disclosure, solicitation and replacement practices, unfair trade and claims practices, rates, forms, advertising, investment type and quality, minimum capital and surplus levels and changes in control. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. In addition to state laws, the Company is affected by a variety of federal laws, and there is periodic federal interest in various aspects of the insurance industry including taxation of variable annuities and life insurance policies, solvency and accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the Company.

As a distributor of variable contracts, the Company is registered as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. As the investment manager for various investment companies, the Company is registered as an investment advisor under applicable federal requirements.

The insurance and annuity business is highly competitive and the Company's competitors consist of both stock and mutual insurance companies and other financial institutions. Competitive factors applicable to the business of the Company include the interest rates credited to its products, the charges deducted from the cash values of such products, the financial strength of the organization and the services provided to policyholders.

For additional information, see Note 10, Segment information, in the "Notes to Consolidated Financial Statements".

ITEM 2.  PROPERTIES

The Company occupies office space in Minneapolis, Minnesota, which is leased by its parent, AEFC. The Company reimburses AEFC for rent based on direct and indirect allocation methods. IDS Life Insurance Company of New York and American Centurion Life Assurance Company rent office space in Albany, New York. Facilities occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and AEFC do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. The Company and AEFC, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing Company insurance policy with a new Company policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues. The Company and AEFC filed an answer to the Complaint on February 18, 1997, denying the allegations. A second action, entitled Arnold Mork, Isabella Mork, Ronald Melchart and Susan Melchart vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in the same court on March 21, 1997. In addition to claims that are included in the Benacquisto lawsuit, the second action includes an allegation of improper replacement of an existing IDS Life annuity contract.

The Company believes it has meritorious defenses to these and other actions arising in connection with the conduct of its business activities and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal proceedings which would have a material adverse effect on its consolidated financial condition.

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

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 Compared to 1996:

Consolidated net income increased 14 percent to $474 million in 1997, compared to $415 million in 1996. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges. These increases reflect higher average insurance and annuities in force during 1997.

Consolidated income before income taxes totaled $681 million in 1997, compared with $622 million in 1996. In 1997, $179 million was from the life, disability income and long-term care insurance segment, compared with $161 million in 1996 and $502 million was from the annuity segment, compared with $461 million in 1996.

Total premiums received decreased to $5.2 billion in 1997, compared with $6.1 billion in 1996. This decrease is primarily due to a decrease in sales of fixed annuities in 1997.

Total revenues increased to $2.9 billion in 1997, compared with $2.7 billion in 1996. The increase is primarily due to increases in net investment income, policyholder and contractholder charges, and management fees. Net investment income, the largest component of revenues, increased slightly from the prior year, reflecting slight increases in investments owned and investment yields.

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 13 percent to $342 million in 1997, compared with $303 million in 1996. This increase reflects increased total life insurance in force which grew 12 percent to $75 billion at December 31, 1997.

Management and other fees increased 26 percent to $341 million in 1997, compared with $271 million in 1996. This is primarily due to an increase in separate account assets, which grew 25 percent to $23 billion at December 31, 1997, due to market appreciation and sales. The Company provides investment management services for the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Total benefits and expenses increased slightly to $2.2 billion in 1997. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, remained steady at $1.4 billion. DAC amortization increased to $323 million compared to $279 million in 1996. These increases were due primarily to increased aggregate amounts in force.

1996 Compared to 1995:

Consolidated net income increased 14 percent to $415 million in 1996, compared to $365 million in 1995. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges partially offset by a slight decrease in investment margins. These increases reflect increased average insurance and annuities in force during 1996. Investment margins were below prior year levels primarily due to increasing interest credited rates throughout 1996.

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

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 18 percent to $303 million in 1996, compared with $256 million in 1995. This increase reflects increased total life insurance in force which grew 13 percent to $67 billion at December 31, 1996.

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

Total benefits and expenses increased slightly to $2.1 billion in 1996. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, increased to $1.4 billion. This was due to increased aggregate amounts in force and an increase in average interest credited rates.

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

The amount of the fee income the Company receives is based upon the daily market value of the separate account and mutual fund assets. As a result, the Company's fee income could be impacted significantly by a decline in the equity markets. Another part of the committee's strategy is to enter into index option collars (combination of puts and calls) for hedging purposes. These derivatives protect fee income by providing option income when there is a significant decline in the equity markets, which mitigates the impact of the corresponding decline in separate account and mutual fund assets. The Company finances the cost of this protection through selling a portion of the upside potential from an increasing market through written options.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases.

The Company has an available line of credit with its parent aggregating $100 million. The line of credit is used strictly as short-term sources of funds. No borrowings were outstanding under the agreement at December 31, 1997. At December 31, 1997, outstanding reverse repurchase agreements totaled $163 million.

At December 31, 1997, investments in fixed maturities comprised 83 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 40 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At December 31, 1997, approximately 11 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At December 31, 1997, net unrealized appreciation on fixed maturities held to maturity included $445 million of gross unrealized appreciation and $17 million of gross unrealized depreciation. Net unrealized appreciation on fixed maturities available for sale included $399 million of gross unrealized appreciation and $37 million of gross unrealized depreciation.

At December 31, 1997, the Company had an allowance for losses for mortgage loans totaling $39 million and for real estate investments totaling $6 million.

The economy and other factors have caused an increase in the number of insurance companies that are under regulatory supervision. This circumstance has resulted in an increase in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset is being amortized as premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments. The Company has not adopted Statement of Position 97-3 providing guidance when an insurer should recognize a liability for guaranty fund assessments. The SOP is effective for fiscal years beginning after December 15, 1998. Adoption will not have a material impact on the Company's results of operations or financial condition.

In the first quarter of 1998, the Company paid a $60 million dividend to its parent. In 1997, dividends paid to its parent were $200 million.

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 1997, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

Year 2000 Issue

The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of the Company. All of the systems used by the Company are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. The Company's business is heavily dependent upon AEFC's computer systems and has significant interactions with systems of third parties.

A comprehensive review of AEFC's computer systems and business processes, including those specific to the Company, has been conducted to identify the
major systems that could be affected      by the Year 2000 issue.  Steps are
being taken to resolve any potential problems including modification to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. AEFC's goal is to complete internal remediation and testing of each system by the end of 1998 and to continue compliance efforts through 1999.

AEFC is evaluating the Year 2000 readiness of advisors and other third parties whose system failures could have an impact on the Company's operations. The potential materiality of any such impact is not known at this time.

Segment Information

The Company's operations consist of two business segments: Individual and group life, disability income and long-term care insurance; and fixed and variable annuity products designed for individuals, pension plans, small businesses and employer-sponsored groups. The Company is not dependent upon any single customer and no single customer accounted for more than 10 percent of revenue in 1997, 1996 or 1995. Additionally, no single distributor accounted for more than 10 percent of premiums received in 1997, 1996 or 1995. (See Note 10, Segment information, in the "Notes to Consolidated Financial Statements".)

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

                See Index to Financial Statements and Financial Statement Schedules.

           (2) Financial Statement Schedules

               See Index to Financial Statements and Financial Statement Schedules.

               Schedules to the consolidated financial statements required by
               Article 7 of Regulation S-X other than those listed on the Index to Financial Statements and Financial Statement Schedules have been omitted since the required information is included in the footnotes or is not applicable.

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

                  4.2 Copy of Group Annuity Certificate, Form 30360C, filed electronically as Exhibit 4.2 to Post-Effective Amendment No.5 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

                  4.6 Copy of Group Annuity Certificate, Form 30360D, filed electronically as Exhibit 4.2 to Post-Effective Amendment No.2 to Registration Statement No. 33-50968 is incorporated herein by reference.

                  4.7 Form of Deferred Annuity Contract, Form 30365E, filed electronically as Exhibit 4.3 to Post-Effective Amendment No. 2 to Registration Statement No.33-50968 is incorporated herein by reference.

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

     (b) Reports on Form 8-K filed in the fourth quarter of 1997

         No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDS LIFE INSURANCE COMPANY
                                   Registrant


3/12/98                            By
Date                                    ________________________________________
                                         James A. Mitchell, Chairman of the
                                         Board and Chief Executive Officer

3/12/98                            By
Date                                    ________________________________________
                                         Philip C. Wentzel, Vice President and
                                         Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/12/98                            By
Date                                    ________________________________________
                                         David R. Hubers, Director

3/12/98                            By
Date                                    ________________________________________
                                         Richard W. Kling, President

3/12/98                            By
Date                                    ________________________________________
                                         Paul F. Kolkman, Executive Vice
                                         President

3/12/98                            By
Date                                    ________________________________________
                                         James A. Mitchell, Chairman of the
                                         Board and Chief Executive Officer

3/12/98                            By
Date                                    ________________________________________
                                         Stuart A. Sedlacek, Executive Vice
                                         President, Assured Assets

3/12/98                            By
Date                                    ________________________________________
                                         Barry J. Murphy, Executive Vice
                                         President, Client Service

                          ANNUAL REPORT ON FORM 10-K

                   ITEM 8 and ITEM 14(a) (1) and (2) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1997

                          IDS LIFE INSURANCE COMPANY

                            MINNEAPOLIS, MINNESOTA

                          IDS LIFE INSURANCE COMPANY

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of IDS Life Insurance Company are included in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets at December 31, 1997 and 1996

     Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholder's Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

Report of Independent Auditors
The Board of Directors
IDS Life Insurance Company



We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly owned subsidiary of American Express Financial Corporation) as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                    Ernst & Young LLP

Minneapolis, Minnesota
February 5, 1998

IDS Life Financial Information


                          IDS LIFE INSURANCE COMPANY
                         CONSOLIDATED BALANCE SHEETS


                                                    Dec. 31,     Dec. 31,
ASSETS                                                1997         1996
                                                         (thousands)
Investments:
Fixed maturities:
Held to maturity, at amortized cost (Fair value:
1997, $9,743,410; 1996, $10,521,650)              $9,315,450       $10,236,379
Available for sale, at fair value (Amortized cost:
1997, $12,515,030; 199, $11,008,622)              12,876,694        11,146,845
Mortgage loans on real estate                      3,618,647         3,493,364
Policy loans                                         498,874           459,902
Other investments                                    318,591           251,465
Total investments                                 26,628,256        25,587,955
Cash and cash equivalents                             19,686           224,603
Amounts recoverable from reinsurers                  205,716           157,722
Amounts due from brokers                               8,400            11,047
Other accounts receivable                             37,895            44,089
Accrued investment income                            357,390           343,313
Deferred policy acquisition costs                  2,479,577         2,330,805
Deferred income taxes, net                                --            33,923
Other assets                                          22,700            37,364
Separate account assets                           23,214,504        18,535,160
Total assets                                     $52,974,124       $47,305,981
                                                   =========         =========

                          IDS LIFE INSURANCE COMPANY
                   CONSOLIDATED BALANCE SHEETS (continued)


                                                   Dec. 31,        Dec. 31
LIABILITIES AND STOCKHOLDER'S EQUITY                1997             1996
                                                          (thousands)


Liabilities:
Future policy benefits:
Fixed annuities                                  $22,009,747      $21,838,008
Universal life-type insurance                      3,280,489        3,177,149
Traditional life insurance                           213,676          209,685
Disability income and long-term care insurance       533,124          424,200
Policy claims and other policyholders' funds          68,345           83,634
Deferred income taxes, net                            61,582               --
Amounts due to brokers                               381,458          261,987
Other liabilities                                    345,383          332,078
Separate account liabilities                      23,214,504       18,535,160
Total liabilities                                 50,108,308       44,861,901
Stockholder's equity:
Capital stock, $30 par value per share;
100,000 shares authorized, issued and outstanding      3,000            3,000
Additional paid-in capital                           290,847          283,615
Net unrealized gain on investments                   226,359           86,102
Retained earnings                                  2,345,610        2,071,363
Total stockholder's equity                         2,865,816        2,444,080
Total liabilities and stockholder's equity       $52,974,124      $47,305,981
                                                   =========        =========
See accompanying notes.


                             IDS LIFE INSURANCE COMPANY
                         CONSOLIDATED STATEMENTS OF INCOME


                                Years ended Dec. 31,
                                                      1997        1996       1995
                                                               (thousands)
Revenues:
Premiums:
Traditional life insurance                        $  52,473    $  51,403      $ 50,193
Disability income and long-term care insurance      154,021      131,518       111,337

Total premiums                                      206,494      182,921       161,530

Policyholder and contractholder charges             341,726      302,999       256,454
Management and other fees                           340,892      271,342       215,581
Net investment income                             1,988,389    1,965,362     1,907,309
Net realized gain (loss) on investments                 860         (159)       (4,898)

Total revenues                                    2,878,361    2,722,465     2,535,976

Benefits and expenses:
Death and other benefits:
Traditional life insurance                           28,951       26,919        29,528
Universal life-type insurance
and investment contracts                             92,814       85,017        71,691
Disability income and
long-term care insurance                             22,333       19,185        16,259
Increase (decrease) in liabilities for
future policy benefits:
Traditional life insurance                            3,946        1,859        (1,315)
Disability income and
long-term care insurance                             63,631       57,230        51,279

Interest credited on universal life-type
insurance and investment contracts                1,386,448    1,370,468     1,315,989
Amortization of deferred policy acquisition costs   322,731      278,605       280,121
Other insurance and operating expenses              276,596      261,468       211,642

Total benefits and expenses                       2,197,450    2,100,751     1,975,194

Income before income taxes                          680,911      621,714       560,782

Income taxes                                        206,664      207,138       195,842

Net income                                       $  474,247   $  414,576    $  364,940
                                                   ========     ========       =======

See accompanying notes.




                             IDS LIFE INSURANCE COMPANY
                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                          Three years ended Dec. 31, 1997
                                    (thousands)



                                            Additional  Net Unrealized
                                 Capital     Paid-In     Gain (Loss)on    Retained
                                  Stock      Capital    on Investments    Earnings     Total

Balance, Dec. 31, 1994            3,000       222,000      (275,708)     1,639,399   1,588,691
Net income                           --            --            --        364,940     364,940
Change in net unrealized
gain (loss) on investments           --            --       505,837             --     505,837
Capital contribution from parent     --        56,814            --             --      56,814
Loss on reinsurance transaction
with affiliate                       --            --            --         (4,574)     (4,574)
Cash dividends                       --            --            --       (180,000)   (180,000)

Balance, Dec. 31, 1995            3,000       278,814       230,129      1,819,765   2,331,708
Net income                           --            --            --        414,576     414,576
Change in net unrealized
gain (loss) on investments           --            --      (144,027)            --    (144,027)
Capital contribution from parent     --         4,801            --             --       4,801
Other changes                        --            --            --          2,022       2,022
Cash dividends                       --            --            --       (165,000)   (165,000)

Balance, Dec. 31, 1996           $3,000      $283,615      $ 86,102     $2,071,363  $2,444,080
Net income                           --            --            --        474,247     474,247
Change in net unrealized
gain (loss) on investments           --            --       140,257             --     140,257
Capital contribution from parent     --         7,232            --             --       7,232
Cash dividends                       --            --            --       (200,000)   (200,000)

Balance, Dec. 31, 1997           $3,000      $290,847      $226,359     $2,345,610  $2,865,816
                                  =====       =======       =======      =========    ========

See accompanying notes.


                             IDS LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years ended Dec. 31,
                                                  1997         1996          1995
                                                             (thousands)
Cash flows from operating activities:
Net income                                     $ 474,247    $ 414,576     $ 364,940
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Policy loan issuance, excluding universal
life-type insurance                              (54,665)     (49,314)      (46,011)
Policy loan repayment, excluding universal
life-type insurance                               46,015       41,179        36,416
Change in amounts recoverable from reinsurers    (47,994)     (43,335)      (34,083)
Change in other accounts receivable                6,194       (4,981)       12,231
Change in accrued investment income              (14,077)       4,695       (30,498)
Change in deferred policy acquisition
costs, net                                      (156,486)    (294,755)     (196,963)
Change in liabilities for future policy
benefits for traditional life,
disability income and
long-term care insurance                         112,915       97,479        85,575
Change in policy claims and other
policyholders' funds                             (15,289)      27,311         6,255
Change in deferred income tax provision (benefit) 19,982      (65,609)      (33,810)
Change in other liabilities                       13,305       46,724        (6,548)
(Accretion of discount)
amortization of premium, net                      (5,649)     (23,032)      (22,528)
Net realized (gain) loss on investments             (860)         159         4,898
Policyholder and contractholder
charges, non-cash                               (160,885)    (154,286)     (140,506)
Other, net                                         7,161      (10,816)        3,849

Net cash provided by (used in) operating
activities                                     $ 223,914    $ (14,005)     $  3,217


                             IDS LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                         Years ended Dec. 31,
                                                  1997             1996          1995
                                                               (thousands)
Cash flows from investing activities:
Fixed maturities held to maturity:
Purchases                                       $     (1,996)  $  (43,751)  $ (1,007,208)
Maturities, sinking fund payments and calls          686,503      759,248        538,219
 Sales                                               236,761      279,506        332,154
Fixed maturities available for sale:
Purchases                                         (3,160,133)  (2,299,198)    (2,452,181)
Maturities, sinking fund payments and calls        1,206,213    1,270,240        861,545
Sales                                                457,585      238,905        136,825
Other investments, excluding policy loans:
Purchases                                           (524,521)    (904,536)      (823,131)
Sales                                                335,765      236,912        160,521
Change in amounts due from brokers                     2,647      (11,047)         7,933
Change in amounts due to brokers                     119,471      140,369       (105,119)

Net cash used in investing activities               (641,705)    (333,352)    (2,350,442)

Cash flows from financing activities:
Activity related to universal life-type insurance
and investment contracts:
Considerations received                            2,785,758    3,567,586      4,189,525
Surrenders and death benefits                     (3,736,242)  (4,250,294)    (3,141,404)
Interest credited to account balances              1,386,448    1,370,468      1,315,989
Universal life-type insurance policy loans:
Issuance                                             (84,835)     (86,501)       (84,700)
Repayment                                             54,513       58,753         52,188
Capital contribution from parent                       7,232        4,801             --
Dividends paid                                      (200,000)    (165,000)      (180,000)

Net cash provided by financing activities            212,874      499,813      2,151,598

Net (decrease) increase in cash and
cash equivalents                                    (204,917)     152,456       (195,627)

Cash and cash equivalents at
beginning of year                                    224,603       72,147        267,774

Cash and cash equivalents at
end of year                                         $ 19,686    $ 224,603      $  72,147
                                                     =======     ========       ========
See accompanying notes.

                         IDS LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                ($ thousands)

1.    Summary of significant accounting policies
      ------------------------------------------

      Nature of business

      IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York is a wholly owned subsidiary of the Company and serves New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Centurion Life Assurance Company (ACLAC), American Partners Life Insurance Company and American Express Corporation.

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

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities (see Note 4).

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

      Investments

      Fixed maturities that the Company has both the positive intent and the ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other fixed maturities and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are reported as a separate component of stockholder's equity, net of deferred taxes.

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

      ------------------------------------------
      Impairment of mortgage loans is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in a reserve for mortgage loan losses. The reserve for mortgage loans losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current and anticipated economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses.

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

      During 1997, 1996 and 1995, the Company purchased and wrote index options to protect against significant declines in fee income as a result of a decrease in the market value of its managed assets. These options were marked-to-market through the income statement.

      During 1997, the Company purchased and wrote index options to hedge 1998 management fee and other income from separate accounts and the underlying mutual funds. These index options are carried at market value and are included in other investments. Gains or losses on these instruments are deferred and recognized in management and other fees in the same period as the hedged fee income.

      Policy loans are carried at the aggregate of the unpaid loan balances which do not exceed the cash surrender values of the related policies.

      When evidence indicates a decline, which is other than temporary, in the underlying value or earning power of individual investments, such investments are written down to the fair value by a charge to income.

      Statements of cash flows

      The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost, which approximates fair value.

      Supplementary information to the consolidated statements of cash flows for the years ended December 31 is summarized as follows:
                                           1997           1996      1995
                                           ----           ----      ----
       Cash paid during the year for:
         Income taxes                    $174,472       $317,283  $191,011
         Interest on borrowings             8,213          4,119     5,524

      ------------------------------------------
      Recognition of profits on annuity contracts and insurance policies

      Profits on fixed deferred annuities are recognized by the Company over the lives of the contracts, using primarily the interest method. Profits represent the excess of investment income earned from investment of contract considerations over interest credited to contract owners and other expenses.

      The retrospective deposit method is used in accounting for universal life-type insurance. Under this method, profits are recognized over the lives of the policies in proportion to the estimated gross profits expected to be realized.

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

      Policyholder and contractholder charges include the monthly cost of insurance charges and issue and administrative fees. These charges also include the minimum death benefit guarantee fees received from the variable life insurance separate accounts. Management and other fees include investment management fees and mortality and expense risk fees received from the variable annuity and variable life insurance separate accounts and underlying mutual funds.

      Deferred policy acquisition costs

      The costs of acquiring new business, principally sales compensation, policy issue costs, underwriting and certain sales expenses, have been deferred on insurance and annuity contracts.
      The deferred acquisition costs for most single premium deferred annuities and installment annuities are amortized in relation to accumulation values and surrender charge revenue. The costs for universal life-type insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. For traditional life, disability income and long-term care insurance policies, the costs are amortized over an appropriate period in proportion to premium revenue.

      Liabilities for future policy benefits

      Liabilities for universal life-type insurance and deferred annuities are accumulation values.

      Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates ranging from 5% to 9.5%, depending on year of issue.

      Liabilities for future benefits on traditional life insurance are based on the net level premium method, using anticipated mortality, policy persistency and interest earning rates. Anticipated mortality rates are based on established industry mortality tables. Anticipated policy persistency rates vary by policy form, issue age and policy duration with persistency on cash value plans generally anticipated to be better than persistency on term insurance plans. Anticipated interest rates range from 4% to 10%, depending on policy form, issue year and policy duration.

      ------------------------------------------
      Liabilities for future disability income and long-term care policy benefits include both policy reserves and claim reserves. Policy reserves are based on the net level premium method, using anticipated morbidity, mortality, policy persistency and interest earning rates. Anticipated morbidity and mortality rates are based on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for disability income policies, occupation class. Anticipated interest rates for disability income and long-term care policy reserves are 3% to 9.5% at policy issue and grade to ultimate rates of 5% to 10% over 5 to 10 years.

      Claim reserves are calculated based on claim continuance tables and anticipated interest earnings. Anticipated claim contuance rates are based on a national survey. Anticipated interest rates for claim reserves for both disability income and long-term care range from 6% to 8%.

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

      Federal income taxes

      The Company's taxable income is included in the consolidated federal income tax return of American Express Company. The Company provides for income taxes on a separate return basis, except that, under an agreement between AEFC and American Express Company, tax benefit is recognized for losses to the extent they can be used on the consolidated tax return. It is the policy of AEFC and its subsidiaries that AEFC will reimburse subsidiaries for all tax benefits.

      Included in other liabilities at December 31, 1997 and 1996 are $12,061 and $33,358, respectively, receivable from American Express Financial Corporation for federal income taxes.

      Separate account business

      The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity and variable life insurance contract owners. The Company receives investment management fees from the proprietary mutual funds used as investment options for variable annuities and variable life insurance. The Company receives mortality and expense risk fees from the separate accounts.

      ------------------------------------------
      The Company makes contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and the beneficiaries from the mortality assumptions implicit in the annuity contracts. The Company makes periodic fund transfers to, or withdrawals from, the separate accounts for such actuarial adjustments for variable annuities that are in the benefit payment period. For variable life insurance, the Company guarantees that the rates at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. The Company also guarantees that the death benefit will continue payable at the initial level regardless of investment performance so long as minimum premium payments are made.

      Reclassification

      Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

2.    Investments
      -----------

      Fair values of investments in fixed maturities represent quoted market prices and estimated values when quoted prices are not available. Estimated values are determined by established procedures involving, among other things, review of market indices, price levels of current offerings of comparable issues, price estimates and market data from independent brokers and financial files.

      The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1997 are as follows:

                                                        Gross      Gross
                                         Amortized   Unrealized  Unrealized      Fair
       Held to maturity                    Cost         Gains      Losses        Value
       ----------------                  ---------   ----------  ----------      -----

       U.S. Government agency oblitations  $41,932      $ 2,950  $       --  $   44,881
       State and municipal obligations       9,684          568          --      10,252
       Corporate bonds and obligations   7,280,646      415,700       9,322   7,687,024
       Mortgage-backed securities        1,983,188       25,976       7,911   2,001,253
                                         ---------       ------       -----   ---------
                                        $9,315,450     $445,194     $17,233  $9,743,410
                                         =========      =======      ======   =========

                                                           Gross      Gross
                                            Amortized   Unrealized  Unrealized     Fair
       Available for sale                      Cost        Gains      Losses       Value
       ------------------                   ---------   ----------  ----------     -----

       U.S. Government agency obligations $   65,291   $    4,154  $       --      $69,445
       State and municipal obligations        11,045        1,348          --       12,393
       Corporate bonds and obligations     5,308,129      232,761      30,198    5,510,692
       Mortgage-backed securities          7,130,565      160,478       6,879    7,284,164
                                           ---------      -------       -----    ---------
       Total fixed maturities             12,515,030      398,741      37,077   12,876,694
       Equity securities                       3,000          361          --        3,361
                                          ----------      -------      ------   ----------
                                         $12,518,030     $399,102     $37,077  $12,880,055
                                          ==========      =======      ======   ==========

      -----------

      The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1996 are as follows:

                                                                Gross      Gross
                                                 Amortized   Unrealized  Unrealized      Fair
       Held to maturity                            Cost         Gains      Losses        Value
       ----------------                          ---------   ----------  ----------      ------

       U.S. Government agency obligations      $   44,002      $    933   $  1,276   $   43,659
       State and municipal obligations              9,685           412         --       10,097
       Corporate bonds and obligations          8,057,997       356,687     47,639    8,367,045
       Mortgage-backed securities               2,124,695        21,577     45,423    2,100,849
                                               ----------       -------     ------   ----------
                                              $10,236,379      $379,609    $94,338  $10,521,650
                                               ==========       =======     ======   ==========


                                                                Gross      Gross
                                                 Amortized   Unrealized  Unrealized     Fair
       Available for sale                           Cost        Gains       Losses     Value
       ------------------                           ----        -----       ------     -----

       U.S. Government agency obligations      $   77,944      $  2,607   $     96   $   80,455
       State and municipal obligations             11,032        1,336          --       12,368
       Corporate bonds and obligations          3,701,604      122,559      24,788    3,799,375
       Mortgage-backed securities               7,218,042      104,808      68,203    7,254,647
                                                ---------      -------      ------    ---------
       Total fixed maturities                  11,008,622      231,310      93,087   11,146,845
       Equity securities                            3,000          308          --        3,308
                                               ----------      -------      ------   ----------
                                              $11,011,622     $231,618     $93,087  $11,150,153
                                               ==========      =======      ======   ==========


      The amortized cost and fair value of investments in fixed maturities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Amortized         Fair
       Held to maturity                   Cost           Value
       ----------------                 ---------      --------

       Due in one year or less        $   356,597      $360,956
       Due from one to five years       1,536,239     1,619,875
       Due from five to ten years       4,337,547     4,577,552
       Due in more than ten years       1,101,879     1,183,774
       Mortgage-backed securities       1,983,188     2,001,253
                                        ---------     ---------
                                       $9,315,450    $9,743,410
                                        =========     =========

                                        Amortized        Fair
       Available for sale                 Cost           Value
                                        ---------        -----

       Due in one year or less          $ 162,663    $  164,012
       Due from one to five years         633,339       679,561
       Due from five to ten years       2,418,162     2,517,098
       Due in more than ten years       2,170,301     2,231,859
       Mortgage-backed securities       7,130,565     7,284,164
                                       ----------    ----------
                                      $12,515,030   $12,876,694
                                       ==========    ==========

      -----------

      During the years ended December 31, 1997, 1996 and 1995, fixed maturities classified as held to maturity were sold with amortized cost of $229,848, $277,527 and $333,508, respectively. Net gains and losses on these sales were not significant. The sale of these fixed maturities was due to significant deterioration in the issuers' credit worthiness.

      Fixed maturities available for sale were sold during 1997 with proceeds of $457,585 and gross realized gains and losses of $6,639 and $7,518, respectively. Fixed maturities available for sale were sold during 1996 with proceeds of $238,905 and gross realized gains and losses of $571 and $16,084, respectively. Fixed maturities available for sale were sold during 1995 with proceeds of $136,825 and gross realized gains and losses of $nil and $5,781, respectively.

      At December 31, 1997, bonds carried at $14,351 were on deposit with various states as required by law.

      At December 31, 1997, investments in fixed maturities comprised 83 percent of the Company's total invested assets. These securities are rated by Moody's and Standard & Poor's (S&P), except for securities carried at approximately $2.7 billion which are rated by American Express Financial Corporation internal analysts using criteria similar to Moody's and S&P. A summary of investments in fixed maturities, at amortized cost, by rating on December 31 is as follows:

          Rating                   1997            1996
       ---------                 ---------      ---------
       Aaa/AAA                $ 9,195,619     $ 9,460,134
       Aaa/AA                          --           2,870
       Aa/AA                      232,451         241,914
       Aa/A                       246,792         192,631
       A/A                      2,787,936       2,949,895
       A/BBB                    1,200,345       1,034,661
       Baa/BBB                  5,226,616       4,531,515
       Baa/BB                     475,084         768,285
       Below investment grade   2,465,637       2,063,096
                                ---------       ---------
                              $21,830,480     $21,245,001
                               ==========      ==========

      At December 31, 1997, 95 percent of the securities rated Aaa/AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer are greater than one percent of the Company's total investments in fixed maturities.

      At December 31, 1997, approximately 14 percent of the Company's invested assets were mortgage loans on real estate.  Summaries of mortgage loans by region of the United States and by type of real estate are as follows:
                                 December 31, 1997          December 31, 1996
                              ------------------------   -----------------------
                              On Balance   Commitments   On Balance  Commitments
           Region               Sheet      to Purchase     Sheet     to Purchase
       -------------          ----------   ------------  ----------  -----------
       East North Central   $  748,372     $  32,462    $  777,960     $  19,358
       West North Central      456,934        14,340       389,285        29,620
       South Atlantic          922,172        14,619       891,852        35,007
       Middle Atlantic         545,601        15,507       553,869        17,959
       New England             316,250         2,136       310,177        14,042
       Pacific                 184,917         3,204       190,770         4,997
       West South Central      125,227            --       105,173        11,246
       East South Central       60,274            --        75,176            --
       Mountain                297,545        28,717       236,597        11,401
                             ---------       -------     ---------       -------
                             3,657,292       110,985     3,530,859       143,630
       Less allowance for
       losses                   38,645            --        37,495            --
                             ---------       -------     ---------       -------
                            $3,618,647      $110,985    $3,493,364      $143,630
                             =========       =======     =========       =======

      -----------

                                 December 31, 1997          December 31, 1996
                            ------------------------   -------------------------
                            On Balance   Commitments   On Balance    Commitments
         Property type         Sheet     to Purchase      Sheet      to Purchase
       ---------------      ----------   -----------   ----------    -----------
       Department/retail
       stores              $1,189,203      $  27,314    $1,154,179     $  68,032
       Apartments           1,089,127         16,576     1,119,352        23,246
       Office buildings       716,729         34,546       611,395        27,653
       Industrial buildings   295,889         21,200       296,944         6,716
       Hotels/motels          101,052             --        97,870         6,257
       Medical buildings       99,979          9,748        67,178         8,289
       Nursing/retirement
       homes                   72,359             --        88,226         1,877
       Mixed Use               71,007             --        73,120            --
       Other                   21,947          1,601        22,595         1,560
                            ---------        -------     ---------        ------
                            3,657,292        110,985     3,530,859       143,630
       Less allowance for
       losses                  38,645             --        37,495            --
                             ---------       -------     ---------       -------
                           $3,618,647       $110,985    $3,493,364      $143,630
                            =========        =======     =========       =======

      Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. The Company holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreement. The fair value of the mortgage loans is determined by a discounted cash flow analysis using mortgage interest rates currently offered for mortgages of similar maturities. Commitments to purchase mortgages are made in the ordinary course of business. The fair value of the mortgage commitments is $nil.

      At December 31, 1997 and 1996, the Company's recorded investment in impaired loans was $45,714 and $79,441, respectively, with allowances of $9,812 and $16,162, respectively. During 1997 and 1996, the average recorded investment in impaired loans was $61,870 and $74,338, respectively.

      The Company recognized $2,981, $4,889 and $5,014 of interest income related to impaired loans for the years ended December 31, 1997, 1996 and 1995 respectively.

      The following table presents changes in the allowance for investment losses related to all loans:

                                          1997          1996        1995
                                         ------        ------      ------
       Balance, January 1               $37,495       $37,340     $35,252
       Provision for investment losses    8,801        10,005      15,900
       Loan payoffs                      (3,851)       (4,700)    (11,900)
       Foreclosures                      (3,800)       (5,150)     (1,350)
       Other                                 --            --        (562)
                                         ------        ------      -------

       Balance, December 31             $38,645       $37,495     $37,340
                                         ======        ======      ======

      At December 31, 1997, the Company had commitments to purchase investments other than mortgage loans for $234,485. Commitments to purchase investments are made in the ordinary course of business. The fair value of these commitments is $nil.

      -----------

      Net investment income for the years ended December 31 is summarized as follows:

                                            1997           1996         1995
                                          ---------      ---------    ---------
       Interest on fixed maturities      $1,692,481     $1,666,929   $1,656,136
       Interest on mortgage loans           305,742        283,830      232,827
       Other investment income               25,089         43,283       35,936
       Interest on cash equivalents           5,914          5,754        5,363
                                          ---------      ---------    ---------
                                          2,029,226      1,999,796    1,930,262
       Less investment expenses              40,837         34,434       22,953
                                          ---------      ---------    ---------
                                         $1,988,389     $1,965,362   $1,907,309
                                          =========      =========    =========

      Net realized gain (loss) on investments for the years ended December 31 is summarized as follows:

                                     1997         1996         1995
                                    ------        -----        -----
       Fixed maturities           $ 16,115      $ 8,736     $  9,973
       Mortgage loans               (6,424)      (8,745)     (13,259)
       Other investments            (8,831)        (150)      (1,612)
                                   -------        -----      -------
                                  $    860      $  (159)    $ (4,898)
                                   =======        ======       ======

      Changes in net unrealized appreciation (depreciation) of investments for the years ended December 31 are summarized as follows:

                                      1997           1996         1995
                                     -------        -------      -------
       Fixed maturities available
         for sale                   $223,441      $(231,853)    $811,649
       Equity securities                  53            (52)       3,118

3.    Income taxes
      ------------

      The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

      The income tax expense consists of the following:

                                    1997           1996         1995
       Federal income taxes:
       Current                    $176,879       $260,357     $218,040
       Deferred                     19,982        (65,609)     (33,810)
                                   -------        --------     -------
                                   196,861        194,748      184,230
       State income taxes-current    9,803         12,390       11,612
                                   -------        -------      -------
       Income tax expense         $206,664       $207,138     $195,842
                                   =======        =======      =======


3.    Income taxes (continued)
      ------------

      Increases (decreases) to the federal tax provision applicable to pretax income based on the statutory rate are attributable to:
                                     1997               1996               1995
                               ----------------    ---------------   ---------------
                               Provision   Rate    Provision  Rate   Provision  Rate
                               ---------   ----    ---------  ----   ---------  ----
      Federal income
        taxes based on
        the statutory rate      $238,319   35.0%    $217,600  35.0%   $196,274  35.0%
      Increases (decreases)
      are attributable to:
      Tax-excluded interest
        and dividend income      (10,294)  (1.5)      (9,636) (1.5)     (8,524) (1.5)
      State Taxes, net of federal
         benefit                   6,372    0.9        8,053   1.3       7,548   1.3
      Low income housing
        credits                  (20,705)  (3.0)      (5,090) (0.8)       (861) (0.2)
      Other, net                  (7,028)  (1.0)      (3,789) (0.7)      1,405   0.3
                                 -------   -----     -------  ----     -------  ----
      Federal income taxes      $206,664   30.4%    $207,138  33.3%   $195,842  34.9%
                                 =======   ====      =======  ====     =======  ====

      A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a policyholders' surplus account. At December 31, 1997, the Company had a policyholders' surplus account balance of $20,114. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $7,040 have not been established because no distributions of such amounts are contemplated.

      Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:
                                                  1997          1996
                                                  ----          ----
       Deferred tax assets:
       Policy reserves                          $748,204      $724,412
       Life insurance guarantee
          fund assessment reserve                 20,101        29,854
       Other                                       9,589         2,763
                                                 -------       -------
       Total deferred tax assets                 777,894       757,029
                                                 -------       -------

       Deferred tax
       liabilities:
       Deferred policy acquisition costs        700,032      665,685
       Unrealized gain on investments           121,885       48,486
       Investments, other                        17,559        8,935
                                                -------      -------
       Total deferred tax liabilities           839,476      723,106
                                                -------      -------
       Net deferred tax (liabilities) assets   $(61,582)    $ 33,923
                                                 ======       ======

      The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

4.    Stockholder's equity
      --------------------

      Retained earnings available for distribution as dividends to the parent are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $1,468,677 as of December 31, 1997 and $1,261,592 as of December 31, 1996 (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 1998 in excess of approximately $331,480 would require approval of the Department of Commerce of the State of Minnesota.

      Statutory net income for the years ended December 31 and capital and surplus as of
      December 31 are summarized as follows:

                                           1997          1996          1995
                                        ----------    ----------    ----------
       Statutory net income             $  379,615    $  365,585    $  326,799
       Statutory capital and surplus     1,765,290     1,565,082     1,398,649
       surplus

5.    Related party transactions
      --------------------------

      The Company loans funds to American Express Financial Corporation under a collateral loan agreement. The balance of the loan was $nil and $11,800 at December 31, 1997 and 1996, respectively. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. Interest income on related party loans totaled $103, $780 and $1,371 in 1997, 1996 and 1995, respectively.

      The Company purchased a five year secured note from an affiliated company which was redeemed in 1996. The interest rate on the note was
      8.42 percent. Interest income on the above note totaled $1,637 and $1,937 in 1996 and 1995, respectively.

      The Company participates in the American Express Company Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Employer contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. The Company's share of the total net periodic pension cost was $201, $174 and $155 in 1997, 1996 and 1995, respectively.

      The Company also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 1997, 1996 and 1995 were $1,245, $990 and $815, respectively.

      The Company participates in defined benefit health care plans of AEFC that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of AEFC. AEFC expenses these benefits and allocates the expenses to its subsidiaries. Accordingly, costs of such benefits to the Company are included in employee compensation and benefits and cannot be identified on a separate company basis.

      --------------------------

      Charges by AEFC for use of joint facilities, marketing services and other services aggregated $414,155, $397,362 and $377,139 for 1997,
      1996 and 1995, respectively. Certain of these costs are included in deferred policy acquisition costs. In addition, the Company rents its home office space from AEFC on an annual renewable basis.

6.    Commitments and contingencies
      -----------------------------

      At December 31, 1997 and 1996, traditional life insurance and universal life-type insurance in force aggregated $74,730,720 and $67,274,354, respectively, of which $4,351,904 and $3,875,921 were reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under disability income and long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $60,495, $48,250 and $39,399 and reinsurance recovered from reinsurers amounted to $19,042, $15,612, and $14,088 for the years ended December 31, 1997, 1996 and 1995, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

      A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. In December 1996, an action of this type was brought against the Company and its parent, AEFC. A second action was filed in March, 1997. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new Company policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and seek to establish a claims resolution facility for the determination of individual issues. The Company and its parent believe they have meritorious defenses to the claims raised in the lawsuit. The outcome of any litigation cannot be predicted with certainty. In the opinion of management, however, the ultimate resolution of the above lawsuit and others filed against the Company should not have a material adverse effect on the Company's consolidated financial position.

      The IRS routinely examines the Company's federal income tax returns, and is currently auditing the Company's returns for the 1990 through 1992 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of this audit.

7.    Lines of credit
      ---------------

      The Company has an available line of credit with its parent aggregating $100,000. The rate for the line of credit is the parent's cost of funds, ranging from 20 to 45 basis points over the established index. Borrowings outstanding under this agreement were $nil at December 31, 1997 and 1996.

8.    Derivative financial instruments

      The Company enters into transactions involving derivative financial instruments to manage its exposure to interest rate risk and equity market risk, including hedging specific transactions. The Company does not hold derivative instruments for trading purposes. The Company manages risks associated with these instruments as described below.

      --------------------------------

      Market risk is the possibility that the value of the derivative financial instruments will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or equity market index. The Company is not impacted by market risk related to derivatives held for non-trading purposes beyond that inherent in cash market transactions. Derivatives held for purposes other than trading are largely used to manage risk and, therefore, the cash flow and income effects of the derivatives are inverse to the effects of the underlying transactions.

      Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. The Company monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, and requiring collateral, where appropriate. A vast majority of the Company's counterparties are rated A or better by Moody's and Standard & Poor's.

      Credit risk related to interest rate caps and floors and index options is measured by the replacement cost of the contracts. The replacement cost represents the fair value of the instruments.

      The notional or contract amount of a derivative financial instrument is generally used to calculate the cash flows that are received or paid over the life of the agreement. Notional amounts are not recorded on the balance sheet. Notional amounts far exceed the related credit risk.

      The Company's holdings of derivative financial instruments are as follows:

                                 Notional     Carrying      Fair    Total Credit
       December 31, 1997          Amount       Amount       Value     Exposure
       -----------------         --------     --------      -----   ------------
       Assets:
         Interest rate caps   $ 4,600,000    $ 24,963    $ 15,665    $ 15,665
         Interest rate floors   1,000,000       1,561       4,551       4,551
         Put index options        221,984      11,120      11,120      11,120
       Liabilities:
         Call index options       221,984      (8,273)     (8,273)         --
       Off balance sheet:
         Interest rate swaps    1,267,000          --     (45,799)         --
                                ---------      ------      ------      ------
                                              $29,371    $(22,736)    $31,336
                                               ======      ======      ======

                                 Notional      Carrying     Fair    Total Credit
       December 31, 1996          Amount        Amount      Value     Exposure
       Assets:
         Interest rate caps    $4,000,000   $ 16,227      $  7,439   $  7,439
         Interest rate floors   1,000,000      2,041         4,341      4,341
       Off balance sheet:
         Interest rate swaps    1,000,000         --       (24,715)        --
                                ---------     ------       --------    ------
                                             $18,268      $(12,935)   $11,780
                                              ======        ======     ======

      The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate caps and floors expire on various dates from 1998 to 2003. The interest rate swaps expire on various dates from 2000 to 2003. All put and call options expire in 1998.

      Interest rate caps, swaps and floors are used principally to manage the Company's interest rate risk. These instruments are used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders.

      --------------------------------

      Index options are used to manage the equity market risk related to the fee income that the Company receives from its separate accounts and the underlying mutual funds. The amount of the fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, the Company's fee income could be impacted significantly by changing economic conditions in the equity market.
      The Company entered into index option collars (combination of puts and calls) to hedge anticipated fee income for 1998 related to separate accounts and mutual funds which invest in equity securities. Testing has demonstrated the impact of these instruments on the income statement closely correlates with the amount of fee income the Company realizes. In the event that testing demonstrates that this correlation no longer exists, or in the event the Company disposes of the index options collars, the instruments will be marked-to-market through the income statement. At December 31, 1997, deferred gains on purchased put index options were $11,120 and deferred losses on written call index options were $8,273.

9.    Fair values of financial instruments
      ------------------------------------

      The Company discloses fair value information for most on- and off-balance sheet financial instruments for which it is practicable to estimate that value. Fair values of life insurance obligations and all non-financial instruments, such as deferred acquisition costs are excluded. Off-balance sheet intangible assets, such as the value of the field force, are also excluded. Management believes the value of excluded assets and liabilities is significant. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented.

                                                 1997                         1996
                                         ------------------          ---------------------
                                         Carrying      Fair          Carrying        Fair
       Financial Assets                   Amount       Value          Amount         Value
       ----------------                  --------     ------         -------         -----
       Investments:
         Fixed maturities (Note 2):
           Held to maturity            $9,315,450   $9,743,410     $10,236,379  $10,521,650
           Available for sale          12,876,694   12,876,694      11,146,845   11,146,845
         Mortgage loans on
           real estate (Note 2)         3,618,647    3,808,570       3,493,364    3,606,077
         Other:
           Equity securities (Note 2)       3,361        3,361           3,308        3,308
           Derivative financial
             instruments (Note 8)          37,644       31,336          18,268       11,780
           Other                           82,347       85,383          63,993       66,242
       Cash and
         cash equivalents (Note 1)         19,686       19,686         224,603      224,603
       Separate account assets
         (Note 1)                      23,214,504   23,214,504      18,535,160   18,535,160

       Financial Liabilities
         Future policy benefits
           for fixed annuities         20,731,052   19,882,302      20,641,986   19,721,968
           Derivative financial
             instruments (Note 8)          (8,273)     (54,072)             --      (24,715)
         Separate account liabilities  21,488,282   20,707,620      17,358,087   16,688,519

      ------------------------------------

      At December 31, 1997 and 1996, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1,185,155 and $1,112,155, respectively, and policy loans of $93,540 and $83,867, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 1997 and 1996. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 1997 and 1996.

      At December 31, 1997 and 1996, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $1,726,222 and $1,177,073, respectively.

10.   Segment information
      -------------------

      The Company's operations consist of two business segments; first, individual and group life insurance, disability income and long-term care insurance, and second, annuity products designed for individuals, pension plans, small businesses and employer-sponsored groups. The consolidated condensed statements of income for the years ended December 31, 1997, 1996 and 1995 and total assets at December 31, 1997, 1996 and 1995 by segment are summarized as follows:

                                               1997           1996            1995
       Net investment income:
       Life, disability income
         and long-term care insurance     $   269,874    $   262,998     $   256,242
       Annuities                            1,718,515      1,702,364       1,651,067
                                            ---------      ---------       ---------
                                          $ 1,988,389    $ 1,965,362     $ 1,907,309
                                            =========      =========       =========
       Premiums, charges and fees:
       Life, disability income
         and long-term care insurance     $   514,838    $   448,389     $   384,008
       Annuities                              374,274        308,873         249,557
                                              -------        -------         -------
                                          $   889,112    $   757,262     $   633,565
                                              =======        =======         =======
       Income before income taxes:
       Life, disability income
         and long-term care insurance     $   178,717    $   161,115     $   125,402
       Annuities                              501,334        460,758         440,278
       Net gain (loss) on investments             860           (159)         (4,898)
                                              -------        -------         -------
                                          $   680,911    $   621,714     $   560,782
                                              =======        =======         =======
       Total assets:
       Life, disability income
         and long-term care insurance     $ 8,193,796    $ 7,028,906     $ 6,195,870
       Annuities                           44,780,328     40,277,075      36,704,208
                                           ----------     ----------      ----------
                                          $52,974,124    $47,305,981     $42,900,078
                                           ==========     ==========      ==========

      Allocations of net investment income and certain general expenses are based on various assumptions and estimates.

      Assets are not individually identifiable by segment and have been allocated principally based on the amount of future policy benefits by segment.

      Capital expenditures and depreciation expense are not material, and consequently, are not reported.




11.   Year 2000 Issue (unaudited)
      ---------------

      The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of the Company. All of the systems used by the Company are maintained by AEFC and are utilized by ultiple subsidiaries and affiliates of AEFC. The Company's business is heavily dependent upon AEFC's computer systems and has significant interactions with systems of third parties.

      A comprehensive review of AEFC's computer systems and business processes, including those specific to the Company, has been conducted to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken to resolve any potential problems including modification to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. AEFC's goal is to complete internal remediation and testing of each system by the end of 1998 and to continue compliance efforts through 1999.

      AEFC is evaluating the Year 2000 readiness of advisors and other third parties whose system failures could have an impact on the Company's operations. The potential materiality of any such impact is not known at this time.

IDS LIFE INSURANCE COMPANY
SCHEDULE I - CONSOLIDATED SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES ($ thousands)
AS OF DECEMBER 31, 1997



-----------------------------------------------------------------------------------------------------
Column A                                         Column B              Column C         Column D

Type of Investment                                 Cost                 Value        Amount at which
                                                                                       shown in the
                                                                                       balance sheet
-----------------------------------------------------------------------------------------------------
Fixed maturities:
    Held to maturity:
        United States Government and
          government agencies and
          authorities (a)                    $    1,829,112          $ 1,846,833   $    1,829,112
        States, municipalities and
           political subdivisions                     9,684               10,252            9,684
        All other corporate bonds (b)             7,476,654            7,886,325        7,476,654
                                               ------------           ----------       ----------
              Total held to maturity              9,315,450            9,743,410        9,315,450

    Available for sale:
        United States Government and
          government agencies and
          authorities (c)                         6,798,425            6,944,942        6,944,942
        States, municipalities and
           political subdivisions                    11,045               12,393           12,393
        All other corporate bonds (d)             5,705,560            5,919,359        5,919,359
                                               ------------           ----------       ----------
              Total available for sale           12,515,030           12,876,694       12,876,694

Mortgage loans on real estate                     3,618,647            XXXXXXXXX        3,618,647
Policy loans                                        498,874            XXXXXXXXX          498,874
Other investments                                   318,591            XXXXXXXXX          318,591
                                               ------------                            ----------

              Total investments              $   26,266,592          $ XXXXXXXXX     $ 26,628,256
                                               ============           ==========       ==========

(a) - Includes mortgage-backed securities with a cost and market value of $1,787,180 and $1,801,952, respectively.
(b) - Includes mortgage-backed securities with a cost and market value of $196,008 and $199,301, respectively.
(c) - Includes mortgage-backed securities with a cost and market value of $6,733,134 and $6,875,498, respectively.
(d) - Includes mortgage-backed securities with a cost and market value of $397,431 and $408,667, respectively.

IDS LIFE INSURANCE COMPANY
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION ($ thousands)
FOR THE YEAR ENDED DECEMBER 31, 1997

    Column A      Column B     Column C   Column D    Column E     Column F  Column G   Column H     Column I    Column J   Column K

    Segment       Deferred      Future    Unearned  Other policy   Premium     Net     Benefits,   Amortization   Other     Premiums
                   policy       policy    premiums   claims and    revenue  investment  claims,    of deferred  operating    written
                 acquisition   benefits,              benefits                income   losses and    policy     expenses
                    cost        losses,               payable                          settlement  acquisition
                              claims and                                                expenses      costs
                                 loss
                               expenses
-----------------------------------------------------------------------------------------------------------------------------------

Annuities       $ 1,453,441  $ 22,009,747 $      -    $ 35,007  $       -  $1,718,515   $  1,720     $229,729     $262,680       N/A



Life, DI, and
Long-term Care
Insurance         1,026,136     4,027,289        -     33,338     206,494     269,874    209,955       93,002       13,916       N/A


-----------------------------------------------------------------------------------------------------------------------------------
Total           $ 2,479,577  $ 26,037,036 $      -    $ 68,345  $ 206,494 $ 1,988,389  $ 211,675     $322,731     $276,596       N/A

-----------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------


IDS LIFE INSURANCE COMPANY
SCHEDULE IV - REINSURANCE ($ thousands)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------------------
         Column A            Column B      Column C       Column D       Column E    Column F

                           Gross amount  Ceded to other Assumed from         Net    % of amount
                                          companies   other companies      Amount  assumed to net
---------------------------------------------------------------------------------------------------

For the year ended
  December 31, 1997

Life insurance in force  $ 73,119,122   $ 4,351,904    $ 1,611,596    $ 70,378,814    2.29%
-------------------------------------------------------------------------------------------

Premiums:
  Life insurance         $     55,094   $     3,124    $       503    $     52,473    0.96%
  DI & LTC insurance          196,799        42,778             --         154,021    0.00%
-------------------------------------------------------------------------------------------
Total premiums           $    251,893   $    45,902    $       503    $    206,494    0.24%
-------------------------------------------------------------------------------------------

For the year ended
  December 31, 1996

Life insurance in force  $ 65,571,173   $ 3,875,921    $ 1,703,181    $ 63,398,433    2.69%
-------------------------------------------------------------------------------------------

Premiums:
  Life insurance         $     54,111   $     3,253    $       545    $     51,403    1.06%
  DI & LTC insurance          164,561        33,043             --         131,518    0.00%
-------------------------------------------------------------------------------------------
Total premiums           $    218,672   $    36,296    $       545    $    182,921    0.30%
-------------------------------------------------------------------------------------------

For the year ended
  December 31, 1995

Life insurance in force  $ 57,895,180   $ 3,771,204    $ 1,788,352    $ 55,912,328    3.20%
-------------------------------------------------------------------------------------------

Premiums:
  Life insurance         $     53,089   $     2,648    $      (248)   $     50,193   -0.49%
  DI & LTC insurance          137,016        25,679             --         111,337    0.00%
-------------------------------------------------------------------------------------------
Total premiums           $    190,105   $    28,327    $      (248)   $    161,530   -0.15%
-------------------------------------------------------------------------------------------

IDS LIFE INSURANCE COMPANY
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS ($ thousands)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

------------------------------------------------------------------------------------------------------
      Column A                Column B       Column C                        Column D       Column E

                                                  Additions
                                                  ---------
                             Balance at                    Charged to
Description                  Beginning     Charged to     Other Accounts-   Deductions-  Balance at End
                             of Period   Costs & Expenses    Describe        Describe *     of Period
-------------------------------------------------------------------------------------------------------
For the year ended
  December 31, 1997
----------------------------
Reserve for Mortgage Loans    $37,495         $8,801            $0             $7,651        $38,645
Reserve for Other Investments $3,963          $2,100            $0                 $0         $6,063

For the year ended
  December 31, 1996
----------------------------
Reserve for Mortgage Loans    $37,340        $10,005            $0             $9,850        $37,495
Reserve for Other Investments $4,713           ($750)           $0                 $0         $3,963

For the year ended
  December 31, 1995
----------------------------
Reserve for Mortgage Loans    $35,252        $15,900            $0            $13,812       $37,340
Reserve for Other Investments $7,515         ($2,802)           $0                 $0        $4,713


* 1997, 1996 and 1995 amounts represent $7,651, $9,850, and $13,812, respectively, for loan payoffs and foreclosures.