Form 10-Q
period 1998-03-31
IDS LIFE INSURANCE CO
filed 1998-05-14
CIK 727892

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                       OR

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

                       IDS LIFE INSURANCE COMPANY

                                 FORM 10-Q

                  For the Quarter Ended March 31, 1998

                              Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  March  31, 1998 (unaudited) and
                  December 31, 1997                                      3 - 4

                  Consolidated Statements of Income for the
                  three months ended March 31, 1998 and 1997
                  (unaudited)                                                5

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1998 and 1997
                  (unaudited)                                            6 - 7

                  Notes to Consolidated Financial Statements
                  (unaudited)                                           8 - 10

         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                                11 - 12

PART II - OTHER INFORMATION                                                 13

SIGNATURES                                                                  14



                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ thousands, except per share amount)


                                                            March  31,     December 31,
ASSETS                                                          1998           1997
                                                         ----------------- -------------
                                                            (unaudited)
Investments:
    Fixed maturities:
        Held to maturity, at amortized cost (Fair value:
            1998, $9,384,517; 1997, $9,743,410) .........    $ 8,966,973   $ 9,315,450
        Available for sale, at fair value (Amortized cost:
            1998, $12,825,477; 1997, $12,515,030) ........    13,188,741    12,876,694
                                                             -----------   -----------

                                                              22,155,715    22,192,144

    Mortgage loans on real estate ........................     3,663,748     3,618,647
    Policy loans .........................................       502,865       498,874
    Other investments ....................................       261,387       318,591
                                                             -----------   -----------

                     Total investments ...................    26,583,715    26,628,256

Cash and cash equivalents ................................             0        19,686

Amounts recoverable from reinsurers ......................       218,979       205,716

Amounts due from brokers .................................         3,694         8,400

Other accounts receivable ................................        45,556        37,895

Accrued investment income ................................       350,417       357,390

Deferred policy acquisition costs ........................     2,479,349     2,479,577

Other assets .............................................        37,086        22,700

Separate account assets ..................................    25,999,780    23,214,504
                                                             -----------   -----------

                     Total assets ........................   $55,718,576   $52,974,124
                                                             ===========   ===========

                                IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED BALANCE SHEETS
                          ($ thousands, except per share amount)
                                        (continued)


                                                           March 31,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                           1998         1997
                                                      ------------------ ------------
                                                           (unaudited)
Liabilities:
    Future policy benefits:
        Fixed annuities .................................   $21,823,622   $22,009,747
        Universal life-type insurance ...................     3,302,028     3,280,489
        Traditional life insurance ......................       215,182       213,676
        Disability income and
            long-term care insurance ....................       563,767       533,124
    Policy claims and other
        policyholders' funds ............................        36,728        68,345
    Amounts due to brokers ..............................       364,225       381,458
    Deferred income taxes ...............................        67,670        61,582
    Other liabilities ...................................       409,287       345,383
    Separate account liabilities ........................    25,999,780    23,214,504
                                                            -----------   -----------

                     Total liabilities ..................    52,782,289    50,108,308
                                                            -----------   -----------

Stockholder's equity:
    Capital stock, $30 par value per share;
        100,000 shares authorized, issued and outstanding         3,000         3,000
    Additional paid-in capital ..........................       288,327       290,847
    Accumulated other comprehensive income
      Net unrealized gain on investments ..................     227,394       226,359
    Retained earnings ...................................     2,417,566     2,345,610
                                                            -----------   -----------

                     Total stockholder's equity .........     2,936,287     2,865,816
                                                            -----------   -----------

Total liabilities and stockholder's equity ..............   $55,718,576   $52,974,124
                                                            ===========   ===========

                       See accompanying notes .


                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                           Three months ended
                                                                              March 31,
                                                                             1998       1997
                                                                        ------------- ---------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $  13,315   $  13,078
        Disability income and
          long-term care insurance ....................................      40,791      37,349
                                                                          ---------   ---------
                     Total premiums ...................................      54,106      50,427

    Policyholder and contractholder charges ...........................      93,624      82,893
    Management and other fees .........................................      99,096      76,540
    Net investment income .............................................     501,885     494,604
    Net realized loss on investments ..................................      (2,823)     (5,258)
                                                                          ---------   ---------
                     Total revenues ...................................     745,888     699,206
                                                                          ---------   ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       7,683       5,723
        Universal life-type insurance
            and investment contracts ..................................      23,991      21,329
        Disability income and
            long-term care insurance ..................................       7,219       5,016
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................       1,555         574
            Disability income and
                 long-term care insurance .............................      16,730      13,353
    Interest credited on universal life-type
        insurance and investment contracts ............................     338,814     346,904
    Amortization of deferred policy
        acquisition costs .............................................      97,246      76,730
    Other insurance and operating expenses ............................      55,401      47,677
                                                                          ---------   ---------
                     Total benefits and expenses ......................     548,639     517,306
                                                                          ---------   ---------

Income before income taxes ............................................     197,249     181,900

Income taxes ..........................................................      65,292      61,330
                                                                          ---------   ---------

Net income ............................................................   $ 131,957   $ 120,570
                                                                          =========   =========

                             See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                        1998        1997
                                                                    -----------  -----------
Cash flows from operating activities:
    Net income ...................................................   $ 131,957    $ 120,570
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Policy loans, excluding universal
               life-type insurance:
                  Issuance .......................................     (12,315)     (12,205)
                  Repayment ......................................      15,246       10,800
            Change in reinsurance recoverable ....................     (13,263)     (10,575)
            Change in other accounts receivable ..................      (7,661)       1,053
            Change in accrued investment income ..................       6,973        3,330
            Change in deferred policy
               acquisition costs, net ............................         174      (36,725)
            Change in liabilities for future policy
               benefits for  traditional life,
               disability income and
               long-term care insurance ..........................      32,150       24,463
            Change in policy claims and other
               policyholders' funds ..............................     (31,617)       6,969
            Change in deferred income taxes ......................       3,023           28
            Change in other liabilities ..........................      63,904       52,137
            Accretion of discount, net ...........................      (1,166)      (2,701)
            Net realized loss on investments .....................       2,823        5,258
            Policyholder and contractholder charges,
               non-cash ..........................................    (41,934)     ( 39,487)
            Other, net ...........................................       5,784          218
                                                                     ---------    ---------

               Net cash provided by (used in) operating activities   $ 154,078    $ 123,133
                                                                     ---------    ---------


                         IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

                                                                                 Three months ended
                                                                                       March 31,
                                                                                 1998          1997
                                                                           ---------------   ---------
Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases .......................................................   $         0     $        0
        Maturities, sinking fund payments and calls .....................       293,104        205,803
        Sales ...........................................................        56,007         29,789
    Fixed maturities available for sale:
        Purchases .......................................................      (891,593)      (946,213)
        Maturities, sinking fund payments and calls .....................       464,058        247,601
        Sales ...........................................................       111,604        155,972
    Other investments, excluding policy loans:
        Purchases .......................................................      (123,188)      (133,886)
        Sales ...........................................................       118,370         63,557
    Change in amounts due from broker ...................................         4,706          8,200
    Change in amounts due to broker .....................................       (17,233)       116,968
                                                                            -----------    -----------

               Net cash provided by (used in) investing activities ......        15,835       (252,209)
                                                                            -----------    -----------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
        Considerations received .........................................       485,547        709,723
        Surrenders and death benefits ...................................      (947,015)      (897,537)
        Interest credited to account balances ...........................       338,815        346,904
    Universal life-type insurance policy loans:
        Issuance ........................................................       (25,429)       (23,572)
        Repayment .......................................................        18,483         18,926
    Cash dividends to parent ............................................       (60,000)       (45,000)
                                                                            -----------    -----------

               Net cash (used in) provided by financing activities .....       (189,599)       109,444
                                                                            -----------    -----------

Net decrease in cash and cash equivalents ...............................       (19,686)       (19,632)

Cash and cash equivalents at beginning of period ........................        19,686        224,603
                                                                            -----------    -----------

Cash and cash equivalents at end of period ..............................   $         0     $  204,971
                                                                            ===========    ===========

                                                  See accompanying notes

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                  ($ thousands)
                                   (unaudited)

1.       General

         In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 1998, statements of income for the three months ended March 31, 1998 and 1997 and statements of cash flows for the three months ended March 31, 1998 and 1997.

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

         Purchased and written index options are carried at market value and included in other investments. Gains or losses on index options are recognized in management and other fees in the same period as the hedged fee income.

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

         Cash paid for interest on borrowings totaled $3,094 and $319 for the three months ended March 31, 1998, and 1997, respectively. Cash refunded for income taxes totaled $12,715 and $32,369 for the three months ended March 31, 1998 and 1997, respectively.

                           IDS LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

4.       Commitments and contingencies

         At March 31, 1998, the Company had commitments to purchase affordable housing limited partnership investments of $17,728, which are included in other liabilities. Commitments for purchases of investments in the ordinary course of business at March 31, 1998 aggregated $171,926.

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

                           IDS LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

5.       Accounting Changes

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income,".

         SFAS No. 130 requires the display of comprehensive income and its components. Comprehensive Income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the Company, it is the sum of unrealized gains or losses on available-for-sale securities, and net income. The components of comprehensive income, net of related tax, for the three month periods ended March 31, 1998 and 1997 were as follows (in millions):

                                                                      1998                    1997
                                                               --------------------    --------------------

           Net income                                               $131,957                $120,570
           Unrealized gains(losses) on securities                    ( 2,823)                ( 5,258)
                                                               ====================    ====================
           Total                                                    $129,134                $115,312
                                                               ====================    ====================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997:

         Consolidated net income increased 9.4 percent to $132 million for the three months ended March 31, 1998, compared to $121 million in 1997. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges, partially offset by the impact of somewhat lower spread rates.

         Premiums received totaled $1.1 billion for the three months ended March 31, 1998, compared to $1.3 billion a year ago. Increased sales of variable annuities and life insurance were offset by decreased sales of fixed annuities, reflecting current market conditions.

         Net investment income was $502 million for the three months ended March 31, 1998, compared to $495 million in 1997. The increase reflects slightly higher average total investments partially offset by lower yields.

         Policyholder and contractholder charges increased to $94 million for the three months ended March 31, 1998, compared with $83 million a year ago. This increase is primarily due to higher life insurance in force.

         Management and other fees increased to $99 million for the three months ended March 31, 1998, compared with $77 million a year ago. This is primarily due to an increase in separate account assets, which grew 44 percent over the past 12 months to $26 billion at March 31, 1998, due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

         Total benefits and expenses were $549 billion for the three months ended March 31, 1998, an increase of 6.1 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased to $339 million, compared with $347 million for the corresponding period in 1997. This is due to lower aggregate amounts of fixed annuities in force and lower crediting rates, reflecting market conditions. Increases in amortization of DAC and other insurance and operating expenses are primarily due to an increase in business in force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND
RESULTS OF OPERATIONS   (continued)

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

         The Company has an available line of credit with its parent totaling $100 million. This line of credit is used strictly as a short-term source of funds. At March 31, 1998, outstanding borrowings under this agreement were $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $203 million at March 31, 1998.

         At March 31, 1998, approximately 9.6 percent of the Company's invested assets were below-investment-grade bonds, compared to 11 percent at December 31, 1997. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

         For the three months ended March 31, 1998, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

         At March 31, 1998, the Company had an allowance for losses on mortgage loans of $44 million.

         The Company paid $60 million in dividends to its parent during the three months ended March 31, 1998.

Accounting Change

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP is effective for the Company beginning January 1, 1999. The SOP will require the capitalization of certain costs incurred subsequent to December 31, 1998, in connection with developing or obtaining software for internal use. Adoption of the SOP will not have a material impact on the Company's future earnings or financial position.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March 31, 1998.

Item 2.    CHANGES IN SECURITIES

           Not applicable.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

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

                  27.  Financial data schedule is filed electronically herewith.

     (b) No reports on Form 8-K were required to be filed by the Company for the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                    IDS LIFE INSURANCE COMPANY

BY

NAME AND TITLE                 Stuart A. Sedlacek
                               Executive Vice President and Controller

DATE                           May 11, 1998