Form 10-Q
period 1998-06-30
IDS LIFE INSURANCE CO
filed 1998-08-14
CIK 727892

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

                  For the quarterly period ended June 30, 1998

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

              Registrant's telephone number, including area code) (612) 671-1257

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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1998

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1998 (unaudited) and
                  December 31, 1997                                       3 - 4

                  Consolidated Statements of Income for the
                  three months ended June 30, 1998 and 1997
                  (unaudited)                                                 5

                  Consolidated Statements of Income for the
                  six months ended June 30, 1998 and 1997
                  (unaudited)                                                 6

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1998 and 1997
                  (unaudited)                                             7 - 8

                  Notes to Consolidated Financial Statements
                  (unaudited)                                            9 - 11

         Item 2. Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                                 12 - 13

PART II - OTHER INFORMATION                                                  14

SIGNATURES                                                                   15




                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ thousands, except per share amount)


                                                            June  30,      December 31,
ASSETS                                                         1998           1997
                                                         ----------------- -------------
                                                            (unaudited)
Investments:
    Fixed maturities:
        Held to maturity, at amortized cost (Fair value:

            1998, $8,901,326; 1997, $10,031,249) .........   $ 8,476,981    $9,315,450
        Available for sale, at fair value (Amortized cost:
            1998, $13,002,178; 1997, $11,839,284) ........    13,384,032    12,876,694
                                                             -----------   -----------

                                                              21,861,013    22,192,144

    Mortgage loans on real estate ........................     3,649,496     3,618,647
    Policy loans .........................................       508,666       498,874
    Other investments ....................................       333,719       318,591
                                                             -----------   -----------

                     Total investments ...................    26,352,894    26,628,256

Cash and cash equivalents ................................       145,230        19,686

Amounts recoverable from reinsurers ......................       230,907       205,716

Amounts due from brokers .................................           780         8,400

Other accounts receivable ................................        57,698        37,895

Accrued investment income ................................       360,552       357,390

Deferred policy acquisition costs ........................     2,481,942     2,479,577

Other assets .............................................        35,036        22,700

Separate account assets ..................................    26,573,447    23,214,504
                                                             -----------   -----------

                     Total assets ........................   $56,238,486   $52,974,124
                                                             ===========   ===========


                                IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED BALANCE SHEETS
                          ($ thousands, except per share amount)
                                        (continued)


                                                           June 30,      December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                           1998         1997
                                                      ------------------ ------------
                                                           (unaudited)
Liabilities:
    Future policy benefits:
        Fixed annuities .................................   $21,546,025   $22,009,747
        Universal life-type insurance ...................     3,312,698     3,280,489
        Traditional life insurance ......................       216,801       213,676
        Disability income and
            long-term care insurance ....................       595,114       533,124
    Policy claims and other
        policyholders' funds ............................        71,274        68,345
    Amounts due to brokers ..............................       511,097       381,458
    Deferred income taxes ...............................        59,559        61,582
    Other liabilities ...................................       325,675       345,383
    Separate account liabilities ........................    26,573,447    23,214,504
                                                            -----------   -----------

                     Total liabilities ..................    53,211,690    50,108,308
                                                            -----------   -----------

Stockholder's equity:
    Capital stock, $30 par value per share;
        100,000 shares authorized, issued and outstanding         3,000         3,000
    Additional paid-in capital ..........................       288,327       290,847
    Accumulated other comprehensive income
      Net unrealized gain on investments ..................     238,742       226,359
    Retained earnings ...................................     2,496,727     2,345,610
                                                            -----------   -----------

                     Total stockholder's equity .........     3,026,796     2,865,816
                                                            -----------   -----------

Total liabilities and stockholder's equity ..............   $56,238,486   $52,974,124
                                                            ===========   ===========

                       See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                           Three months ended
                                                                                June 30,
                                                                             1998       1997
                                                                        ------------- ---------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $  13,578   $  12,716
        Disability income and
          long-term care insurance ....................................      42,693      36,669
                                                                          ---------   ---------
                     Total premiums ...................................      56,271      49,385

    Policyholder and contractholder charges ...........................      94,918      84,062
    Management and other fees .........................................     103,781      80,913
    Net investment income .............................................     495,473     510,032
    Net realized loss on investments ..................................       2,214       2,583
                                                                          ---------   ---------
                     Total revenues ...................................     752,657     726,975
                                                                          ---------   ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       8,376       8,925
        Universal life-type insurance
            and investment contracts ..................................      27,773      24,973
        Disability income and
            long-term care insurance ..................................       6,851       5,808
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................       1,617         771
            Disability income and
                 long-term care insurance .............................      18,690      14,652
    Interest credited on universal life-type
        insurance and investment contracts ............................     333,428     345,571
    Amortization of deferred policy
        acquisition costs .............................................      93,026      77,582
    Other insurance and operating expenses ............................      66,722      89,314
                                                                          ---------   ---------
                     Total benefits and expenses ......................     556,483     567,596
                                                                          ---------   ---------

Income before income taxes ............................................     196,174     159,379

Income taxes ..........................................................      57,015      42,874
                                                                          ---------   ---------

Net income ............................................................   $ 139,159   $ 116,505
                                                                          =========   =========

                             See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                           Six months ended
                                                                               June 30,
                                                                             1998       1997
                                                                        ------------- ---------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $   26,893   $  26,424
        Disability income and
          long-term care insurance ....................................       83,484      74,018
                                                                           ---------   ---------
                     Total premiums ...................................      110,377     100,442

    Policyholder and contractholder charges ...........................      188,542     166,955
    Management and other fees .........................................      202,877     157,453
    Net investment income .............................................      997,358   1,004,656
    Net realized loss on investments ...........................                (609)     (2,675)
                                                                           ---------   ---------
                     Total revenues ...................................    1,498,545   1,426,831
                                                                           ---------   ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       16,059      14,648
        Universal life-type insurance
            and investment contracts ..................................      51,764       46,302
        Disability income and
            long-term care insurance ..................................      14,070       10,824
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................       3,172        1,345
            Disability income and
                 long-term care insurance .............................      35,420       28,005
    Interest credited on universal life-type
        insurance and investment contracts ............................     672,242      692,475
    Amortization of deferred policy
        acquisition costs .............................................     190,272      154,312
    Other insurance and operating expenses ............................     122,122      137,011
                                                                          ---------    ---------
                     Total benefits and expenses ......................   1,105,121    1,084,922
                                                                          ---------    ---------

Income before income taxes ............................................     393,424      341,909

Income taxes ..........................................................     122,307      104,204
                                                                          ---------    ---------

Net income ............................................................   $ 271,117    $ 237,705
                                                                          =========    =========

                             See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)

                                                                        Six months ended
                                                                            June 30,
                                                                        1998        1997
                                                                    -----------  -----------
Cash flows from operating activities:
    Net income ...................................................   $ 271,117    $ 237,705
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Policy loans, excluding universal
               life-type insurance:
                  Issuance .......................................     (27,951)     (26,635)
                  Repayment ......................................      31,481       21,886
            Change in reinsurance recoverable ....................     (25,191)     (23,930)
            Change in other accounts receivable ..................     (19,803)       1,478
            Change in accrued investment income ..................      (3,162)      (8,266)
            Change in deferred policy
               acquisition costs, net ............................      (3,365)     (74,722)
            Change in liabilities for future policy
               benefits for  traditional life,
               disability income and
               long-term care insurance ..........................      65,115       50,381
            Change in policy claims and other
               policyholders' funds ..............................       2,929      (15,616)
            Change in deferred income taxes ......................     (11,211)     (10,201)
            Change in other liabilities ..........................     (19,707)      11,675
            Accretion of discount, net ...........................       1,808       (6,441)
            Net realized loss on investments .....................         609        2,675
            Policyholder and contractholder charges,
               non-cash ..........................................     (83,617)    ( 79,005)
            Other, net ...........................................      (2,048)       7,283
                                                                     ---------    ---------

               Net cash provided by (used in) operating activities   $ 177,004     $ 88,267
                                                                     ---------    ---------


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

                                                                                 Six months ended
                                                                                      June 30,
                                                                                 1998          1997
                                                                           ---------------   ---------
Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases .......................................................   $         0      ($1,011)
        Maturities, sinking fund payments and calls .....................       630,758      370,421
        Sales ...........................................................       214,384       64,386
    Fixed maturities available for sale:
        Purchases .......................................................    (1,703,554)  (1,480,783)
        Maturities, sinking fund payments and calls .....................     1,037,675      480,051
        Sales ...........................................................       182,317      187,632
    Other investments, excluding policy loans:
        Purchases .......................................................      (306,099)    (261,187)
        Sales ...........................................................       237,222      136,009
    Change in amounts due from broker ...................................         7,620      (15,769)
    Change in amounts due to broker .....................................       129,639      (12,785)
                                                                            -----------    ----------

               Net cash provided by (used in) investing activities ......       429,962     (533,036)
                                                                            -----------    ----------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
        Considerations received .........................................       953,403    1,473,080
        Surrenders and death benefits ...................................    (1,973,540   (1,788,867)
        Interest credited to account balances ...........................       672,062      692,475
    Universal life-type insurance policy loans:
        Issuance ........................................................       (50,511)     (47,653)
        Repayment .......................................................        37,164       36,163
    Cash dividends to parent ............................................      (120,000)     (90,000)
                                                                            -----------    ---------

               Net cash (used in) provided by financing activities ......      (481,422)     275,198
                                                                            -----------    ---------

Net decrease in cash and cash equivalents ...............................       125,544     (169,571)

Cash and cash equivalents at beginning of period ........................        19,686      224,603
                                                                            -----------    ---------

Cash and cash equivalents at end of period ..............................      $145,230   $   55,032
                                                                            ===========    =========

                               See accompanying notes

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                  ($ thousands)
                                   (unaudited)

1.       General

         In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 1998, statements of income for the three and six months ended June 30, 1998 and 1997 and statements of cash flows for the six months ended June 30, 1998 and 1997.

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

         Purchased and written index options are carried at market value and included in other investments. Gains or losses on index options are deferred and recognized in management and other fees in the same period as the hedged fee income.

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

         Cash paid for interest on borrowings totaled $6,318 and $2,285 for the six months ended June 30, 1998, and 1997, respectively. Cash paid for income taxes totaled $125,545 and $90,688 for the six months ended June 30, 1998 and 1997, respectively.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

4.       Commitments and contingencies

         At June 30, 1998, the Company had commitments to purchase affordable housing limited partnership investments of $27,925, which are included in other liabilities. Commitments for purchases of investments in the ordinary course of business at June 30, 1998 aggregated $146,867.

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

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                  ($ thousands)
                                   (unaudited)
                                   (continued)


5.       Accounting Changes

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income,".

         SFAS No. 130 requires the display of comprehensive income and its components. Comprehensive Income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the Company, it is the sum of unrealized gains or losses on available-for-sale securities, and net income. The components of comprehensive income, net of related tax, for the six month periods ended June 30, 1998 and 1997 were as follows (in thousands):

                                                                      1998                    1997
                                                               --------------------    --------------------

           Net income                                                $271,117                $237,705
           Unrealized (losses) on securities                             (609)                 (2,675)
                                                               ====================    ====================
           Total                                                     $270,508                $235,030
                                                               ====================    ====================


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

         Consolidated net income increased 14 percent to $271 million for the six months ended June 30, 1998, compared to $238 million in 1997. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges, partially offset by the impact of somewhat lower spread rates.

         Premiums received totaled $2.2 billion for the six months ended June 30, 1998, compared to $2.7 billion a year ago. Decreased sales of fixed and variable annuities were offset by increased sales of life insurance.

         Net investment income was $997 million for the six months ended June 30, 1998, compared to $1 billion in 1997. The decrease reflects slightly lower average total investments and slightly lower yields.

         Policyholder and contractholder charges increased to $189 million for the six months ended June 30, 1998, compared with $167 million a year ago. This increase is primarily due to higher life insurance in force.

         Management and other fees increased to $203 million for the six months ended June 30, 1998, compared with $157 million a year ago. This is primarily due to an increase in separate account assets, which grew 26 percent over the past 12 months to $27 billion at June 30, 1998, due to market appreciation and sales. The Company provides investment management services for the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

         Total benefits and expenses were $1.1 billion for the six months ended June 30, 1998, an increase of 1.9 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased to $672 million, compared with $692 million for the corresponding period in 1997. This is due to lower aggregate amounts of fixed annuities in force and lower crediting rates, reflecting market conditions. Increases in amortization of DAC and other insurance and operating expenses are primarily due to an increase in business in force.

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

         The Company has an available line of credit with its parent totaling $100 million. This line of credit is used strictly as a short-term source of funds. At June 30, 1998, outstanding borrowings under this agreement were $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $347 million at June 30, 1998.

         At June 30, 1998, approximately 10.2 percent of the Company's invested assets were below-investment-grade bonds, compared to 11 percent at December 31, 1997. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

         For the six months ended June 30, 1998, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

         At June 30, 1998, the Company had an allowance for losses on mortgage loans of $47 million.

         The Company paid $120 million in dividends to its parent during the six months ended June 30, 1998.

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

     (b) No reports on Form 8-K were required to be filed by the Company for the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                     IDS LIFE INSURANCE COMPANY

BY                             /s/ Stuart A. Sedlacek

NAME AND TITLE                 Stuart A. Sedlacek
                               Executive Vice President and Controller

DATE                           August 11, 1998