Form 10-Q/A
period 1998-06-30
IDS LIFE INSURANCE CO
filed 1998-08-14
CIK 727892

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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1998

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1998 (unaudited) and
                  December 31, 1997                                       3 - 4

                  Consolidated Statements of Income for the
                  three months ended June 30, 1998 and 1997
                  (unaudited)                                                 5

                  Consolidated Statements of Income for the
                  six months ended June 30, 1998 and 1997
                  (unaudited)                                                 6

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1998 and 1997
                  (unaudited)                                             7 - 8

                  Notes to Consolidated Financial Statements
                  (unaudited)                                            9 - 11

         Item 2. Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                                 12 - 13

PART II - OTHER INFORMATION                                                  14

SIGNATURES                                                                   15




                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ thousands, except per share amount)


                                                            June  30,      December 31,
ASSETS                                                         1998           1997
                                                         ----------------- -------------
                                                            (unaudited)
Investments:
    Fixed maturities:
        Held to maturity, at amortized cost (Fair value:

            1998, $8,901,326; 1997, $9,743,410) ..........   $ 8,476,981    $9,315,450
        Available for sale, at fair value (Amortized cost:
            1998, $13,002,178; 1997, $12,515,030) ........    13,384,032    12,876,694
                                                             -----------   -----------

                                                              21,861,013    22,192,144

    Mortgage loans on real estate ........................     3,649,496     3,618,647
    Policy loans .........................................       508,666       498,874
    Other investments ....................................       333,719       318,591
                                                             -----------   -----------

                     Total investments ...................    26,352,894    26,628,256

Cash and cash equivalents ................................       145,230        19,686

Amounts recoverable from reinsurers ......................       230,907       205,716

Amounts due from brokers .................................           780         8,400

Other accounts receivable ................................        57,698        37,895

Accrued investment income ................................       360,552       357,390

Deferred policy acquisition costs ........................     2,481,942     2,479,577

Other assets .............................................        35,036        22,700

Separate account assets ..................................    26,573,447    23,214,504
                                                             -----------   -----------

                     Total assets ........................   $56,238,486   $52,974,124
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