Form 10-Q
period 1998-09-30
IDS LIFE INSURANCE CO
filed 1998-11-17
CIK 727892

THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON NOV. 17, 1998 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

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

                      For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a)AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1998

                                Table of Contents

PART I - FINANCIAL INFORMATION                                   Page

        Item 1. Financial Statements

               Consolidated Balance Sheets as of
               September 30, 1998 (unaudited) and
               December 31, 1997                                   3 - 4

               Consolidated Statements of Income for the
               three months ended September 30, 1998 and 1997
               (unaudited)                                             5

               Consolidated Statements of Income for the
               nine months ended September 30, 1998 and 1997
               (unaudited)                                             6

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1998 and 1997
               (unaudited)                                         7 - 8

               Notes to Consolidated Financial Statements
               (unaudited)                                        9 - 11

        Item 2. Management's Discussion and Analysis of
               Consolidated Financial Condition and
               Results of Operations                             12 - 17

PART II - OTHER INFORMATION                                      18 - 19

SIGNATURES                                                            20








                      IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED BALANCE SHEETS
                ($ thousands, except per share amount)


                                                            September 30,  December 31,
ASSETS                                                          1998           1997
                                                         ----------------- -------------
                                                            (unaudited)
Investments:
    Fixed maturities:
        Held to maturity, at amortized cost (Fair value:

            1998, $8,714,096; 1997, $9,743,410) .........   $ 8,118,468   $9,315,450
        Available for sale, at fair value (Amortized cost:
            1998, $13,178,790; 1997, $12,515,030) ........   13,652,200   12,876,694
                                                             -----------  -----------

                                                             21,770,668   22,192,144

    Mortgage loans on real estate ........................    3,595,924    3,618,647
    Policy loans .........................................      519,524      498,874
    Other investments ....................................      326,353      318,591
                                                             -----------  -----------

                     Total investments ...................   26,212,469   26,628,256

Cash and cash equivalents ................................       34,273       19,686

Amounts recoverable from reinsurers ......................      244,935      205,716

Amounts due from brokers .................................          780        8,400

Other accounts receivable ................................       46,433       37,895

Accrued investment income ................................      356,752      357,390

Deferred policy acquisition costs ........................    2,488,297    2,479,577

Other assets .............................................       29,427       22,700

Separate account assets ..................................   23,032,744   23,214,504
                                                             -----------  -----------

                     Total assets ........................  $52,446,110  $52,974,124
                                                            ===========   ===========





                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ thousands, except per share amount)
                                   (continued)


                                                           September 30, December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                           1998         1997
                                                      ------------------ ------------
                                                           (unaudited)
Liabilities:
    Future policy benefits:
        Fixed annuities .................................   $21,295,700   $22,009,747
        Universal life-type insurance ...................     3,324,963     3,280,489
        Traditional life insurance ......................       220,290       213,676
        Disability income and
            long-term care insurance ....................       627,603       533,124
    Policy claims and other
        policyholders' funds ............................        69,331        68,345
    Amounts due to brokers ..............................       314,822       381,458
    Deferred income taxes ...............................        86,167        61,582
    Other liabilities ...................................       318,451       345,383
    Separate account liabilities ........................    23,032,744    23,214,504
                                                            -----------   -----------

                     Total liabilities ..................    49,290,071    50,108,308
                                                            -----------   -----------

Stockholder's equity:
    Capital stock, $30 par value per share;
        100,000 shares authorized, issued and outstanding         3,000         3,000
    Additional paid-in capital ..........................       288,327       290,847
    Accumulated other comprehensive income
      Net unrealized gain on investments ..................     297,460       226,359
    Retained earnings ...................................     2,567,252     2,345,610
                                                            -----------   -----------

                     Total stockholder's equity .........     3,156,039     2,865,816
                                                            -----------   -----------

Total liabilities and stockholder's equity ..............   $52,446,110   $52,974,124
                                                            ===========   ===========

                       See accompanying notes .


                           IDS LIFE INSURANCE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                   ($ thousands)
                                   (unaudited)

                                                                           Three months ended
                                                                              September 30,
                                                                             1998       1997
                                                                              -------------

Revenues:
    Premiums:
        Traditional life insurance ....................................  $  13,391   $13,046
        Disability income and
          long-term care insurance ....................................     44,570    37,922
                                                                         ---------- --------
                     Total premiums ...................................     57,961    50,968

    Policyholder and contractholder charges ...........................     95,919    85,137
    Management and other fees .........................................     93,268    91,438
    Net investment income .............................................    492,488   478,852
    Net realized loss on investments ...........................             4,429     4,460
                                                                         ---------  ---------
                     Total revenues ...................................    744,065   710,855
                                                                         ---------  ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       7,223   7,593
        Universal life-type insurance
            and investment contracts ..................................      26,673  23,453
        Disability income and
            long-term care insurance ..................................       7,120   5,344
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................       1,313   1,006
            Disability income and
                 long-term care insurance .............................      20,201  16,407
    Interest credited on universal life-type
        insurance and investment contracts ............................     321,008 349,274
    Amortization of deferred policy
        acquisition costs .............................................      93,864  80,481
    Other insurance and operating expenses ............................      81,967  49,378
                                                                          --------- ---------
                     Total benefits and expenses ......................     559,369 532,936
                                                                          --------- ---------

Income before income taxes ............................................     184,696 177,919

Income taxes ..........................................................      54,170  53,003
                                                                          --------- ---------

Net income ............................................................   $ 130,526 $124,916
                                                                          ========= =========

                                                See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF INCOME
                                            ($ thousands)
                                   (unaudited)

                                                                           Nine months ended
                                                                              September 30,
                                                                             1998       1997
                                                                        ------------ ----------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $  40,284   $39,470
        Disability income and
          long-term care insurance ....................................     128,054   111,940
                                                                           --------- ---------
                     Total premiums ...................................     168,338   151,410

    Policyholder and contractholder charges ...........................     284,461   252,092
    Management and other fees .........................................     296,145    48,891
    Net investment income .............................................   1,489,846 1,483,508
    Net realized loss on investments ..................................       3,820     1,785
                                                                          --------- ---------
                     Total revenues ...................................   2,242,610 2,137,686
                                                                          --------- ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................      23,282    22,241
        Universal life-type insurance
            and investment contracts ..................................      78,437    69,755
        Disability income and
            long-term care insurance ..................................      21,190    16,168
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................       4,485     2,351
            Disability income and
                 long-term care insurance .............................      55,621    44,412
    Interest credited on universal life-type
        insurance and investment contracts ............................     993,250 1,041,749
    Amortization of deferred policy
        acquisition costs .............................................     284,136   234,793
    Other insurance and operating expenses ............................     204,089   186,389
                                                                          --------- ---------
                     Total benefits and expenses ......................   1,664,490 1,617,858
                                                                          --------- ---------

Income before income taxes ............................................     578,120   519,828

Income taxes ..........................................................     176,477   157,207
                                                                          --------- ---------

Net income ............................................................   $ 401,643  $362,621
                                                                          ========= =========

                                                See accompanying notes




                                                IDS LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     ($ thousands)
                                                      (unaudited)

                                                                        Nine months ended
                                                                          September 30,
                                                                        1998        1997
                                                                    -----------  -----------
Cash flows from operating activities:
    Net income ...................................................   $ 401,643    $ 362,621
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Policy loans, excluding universal
               life-type insurance:
                  Issuance .......................................     (42,396)     (42,190)
                  Repayment ......................................      45,556       33,619
            Change in reinsurance recoverable ....................     (39,219)     (33,394)
            Change in other accounts receivable ..................      (8,538)       3,582
            Change in accrued investment income ..................         638       (6,343)
            Change in deferred policy
               acquisition costs, net ............................     (13,921)    (111,434)
            Change in liabilities for future policy
               benefits for  traditional life,
               disability income and
               long-term care insurance ..........................     101,092       78,652
            Change in policy claims and other
               policyholders' funds ..............................         986      (11,804)
            Change in deferred income taxes ......................     (16,221)      16,361
            Change in other liabilities ..........................     (26,932)     (10,285)
            Accretion of discount, net ...........................        (108)      (7,960)
            Net realized loss on investments .....................      (3,820)      (1,785)
            Policyholder and contractholder charges,
               non-cash ..........................................    (126,424)    (118,737)
            Other, net ...........................................       8,689       (5,138)
                                                                     ---------    ---------

               Net cash provided by operating activities             $ 281,024     $145,765
                                                                     ---------    ---------





                                               IDS LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     ($ thousands)
                                                      (unaudited)
                                                      (continued)

                                                                         Nine months ended
                                                                           September 30,
                                                                          1998      1997
                                                                          ------- --------
---------
Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases .......................................................  ($1,020)    ($1,011)
        Maturities, sinking fund payments and calls .....................  964,874     548,185
        Sales ...........................................................  235,683     168,671
    Fixed maturities available for sale:
        Purchases .......................................................(2,305,827)(2,394,019)
        Maturities, sinking fund payments and calls ..................... 1,457,454    804,215
        Sales ...........................................................   205,777    452,315
    Other investments, excluding policy loans:
        Purchases .......................................................  (424,042)  (413,096)
        Sales ...........................................................   406,663    237,645
    Change in amounts due from broker ...................................     7,620      1,047
    Change in amounts due to broker .....................................   (66,636)   150,703
                                                                        ----------- -----------

               Net cash provided by (used in) investing activities.......   480,546   (445,345)
                                                                        ----------- -----------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
        Considerations received ......................................... 1,393,409  2,176,376
        Surrenders and death benefits ...................................(2,929,807)(2,747,986)
        Interest credited to account balances ...........................   993,250  1,041,749
    Universal life-type insurance policy loans:
        Issuance ........................................................   (75,904)   (71,654)
        Repayment .......................................................    52,069     50,531
    Cash dividends to parent ............................................  (180,000)  (135,000)
                                                                        ----------- -----------

               Net cash (used in) provided by financing activities ......  (746,983)   314,016
                                                                        ----------- ----------

Net decrease in cash and cash equivalents ...............................    14,587     14,436

Cash and cash equivalents at beginning of period ........................    19,686    224,603
                                                                        ----------- -----------

Cash and cash equivalents at end of period ..............................   $34,273   $239,039
                                                                        =========== ===========

                                                  See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                  ($ thousands)
                                   (unaudited)

1.      General

        In the opinion of the management of IDS Life Insurance Company the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 1998, statements of income for the three and nine months ended September 30, 1998 and 1997 and statements of cash flows for the nine months ended September 30, 1998 and 1997.

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

3.      Statements of cash flows

        The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost, which approximates market value.

        Cash paid for interest on borrowings totaled $10,550 and $5,726 for the nine months ended September 30, 1998, and 1997, respectively. Cash paid for income taxes totaled $175,768 and $113,939 for the nine months ended September 30, 1998 and 1997, respectively.

                              IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

4.      Commitments and contingencies

        At September 30, 1998, the Company had commitments to purchase affordable housing limited partnership investments of $26,679, which are included in other liabilities. Commitments for purchases of investments in the ordinary course of business at September 30, 1998 aggregated $111,066.

        The maximum amount of risk retained by the Company on any one life is $750 of life and waiver of premium benefits plus $50 of accidental death benefits. The excesses are reinsured with other life insurance companies on a yearly renewable term basis.

        A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and AEFC do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. The Company and AEFC, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing Company insurance policy with a new Company policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues. The Company and AEFC filed an answer to the Complaint on February 18, 1997. A similar action entitled Mork and Melchert, et ux. vs. IDS Life Insurance Company involving the replacement of existing IDS Life insurance policies and annuity contracts was filed in the same court on March 21, 1997. A subsequent class action, Thoreson vs. AEFC et al, was filed in the same court on October 13, 1998 alleging that the sale of annuities in tax-deferred contributory retirement investment plans (e.g. IRA's) is never appropriate.

                          IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  ($ thousands)
                                   (unaudited)
                                   (continued)


5.      Accounting Changes

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income".

        SFAS No. 130 requires the display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the Company, it is the sum of net unrealized gains or losses on available-for-sale investments, and net income. The components of comprehensive income, net of related tax, for the nine month periods ended September 30, 1998 and 1997 were as follows (in millions):

                                                          1998                1997
                                                     ----------------    ----------------
           Net income                                   $401,643           $362,621
           Net unrealized gain on investments             71,101            100,715
                                                     ================    ================
           Total                                        $472,744           $463,336
                                                     ================    ================


MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

        Consolidated net income increased 11 percent to $402 million for the nine months ended September 30, 1998, compared to $363 million in 1997. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges and an increase in spread rates.

        Premiums received totaled $3.3 billion for the nine months ended September 30, 1998 compared to $4.0 billion a year ago. This is the result of decreased sales of fixed and variable annuities partially offset by increased sales of life insurance.

        Policyholder and contractholder charges increased to $284 million for the nine months ended September 30, 1998, compared with $252 million a year ago. This increase was primarily due to higher life insurance in force.

        Management and other fees increased to $296 million for the nine months ended September 30, 1998 compared with $249 million a year ago. This was primarily due to an increase in average separate account assets outstanding, resulting from market appreciation during the first seven months of the year. The Company provides investment management services for the mutual funds, which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

        Total benefits and expenses were $1.7 billion for the nine months ended September 30, 1998, an increase of 3.0 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 5 percent to $993 million. This was due to lower aggregate amounts of fixed annuities in force and lower crediting rates, reflecting market conditions. An increase in DAC amortization primarily reflects an increase in surrenders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        The Company has an available line of credit with its parent totaling $100 million. This line of credit is used strictly as a short-term source of funds. At September 30, 1998, outstanding borrowings under this agreement were $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $148 million at September 30, 1998.

        At September 30, 1998, approximately 11 percent of the Company's invested assets were below-investment-grade bonds, compared to 11 percent at December 31, 1997. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

        For the nine months ended September 30, 1998, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

        At September 30, 1998, the Company had an allowance for losses on mortgage loans of $47 million.

        The Company paid $180 million in dividends to its parent during the nine months ended September 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000

The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company (American Express). All of the major systems used by the Company are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. American Express is coordinating Year 2000 (Y2K) efforts on behalf of all of its businesses and subsidiaries. Representatives of AEFC are participating in these efforts. The Y2K issue is the result of computer programs having been written using two digits rather than four to define a year. Some programs may recognize a date using "00" as the year 1900 rather than 2000. This misinterpretation could result in the failure of major systems or miscalculations, which could have a material impact on American Express and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties. American Express and AEFC began addressing the Y2K issue in 1995 and have established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, date back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. As a part of their plan, American Express has generally followed and utilized the specific policies and guidelines established by the Federal Financial Institutions Examination Council, as well as other U.S. and international regulatory agencies. Additionally, American Express continues to participate in Y2K related industry consortia sponsored by various partners and suppliers. Progress is reviewed regularly with the Company's senior management and American Express's senior management and Board of Directors.

American Express's and AEFC's Y2K compliance effort related to information technology (IT) systems is divided into two initiatives. The first, which is the much larger initiative, is known internally as "Millenniax," and relates to mainframe and other technological systems maintained by the American Express Technologies organization. The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express's individual business units, including AEFC. Business T also encompasses the remediation of non-IT systems. These initiatives involve a substantial number of employees and external consultants. This multiple sourcing approach is intended to mitigate the risk of becoming dependent on any one vendor or resource. While the vast majority of American Express's and AEFC's systems that require modification are being remediated, in some cases they have chosen to migrate to new applications that are already Y2K compliant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (cont.)

American Express's and AEFC's plans for remediation with respect to Millenniax and Business T include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis,
(iv) remediation/decommission, (v) testing and (vi) implementation. As part of the first three phases, American Express and AEFC have identified their mission-critical systems for purposes of prioritization. American Express's and AEFC's goals are to substantially complete remediation of critical systems by the end of 1998, complete testing of those systems by early 1999, and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.** American Express and AEFC are currently on schedule to meet these goals. With respect to systems maintained by American Express and AEFC, the first three phases referred to above have been substantially completed for both Millenniax and Business T. As of October 31, 1998, for Millenniax for American Express, the remediation/decommission, testing and implementation phases are approximately 80%, 65% and 55% complete, respectively. For Business T for American Express, such phases are approximately 70%, 55% and 55% complete, respectively.

American Express's most commonly used methodology for remediation is the sliding window. Once an application/system has been remediated, American Express applies specific types of tests, such as stress, regression, unit, future date and baseline to ensure that the remediation process has achieved Y2K compliance while maintaining the fundamental data processing integrity of the particular system. To assist with remediation and testing, American Express is using various standardized tools obtained from a variety of vendors.

American Express's cumulative costs since inception of the Y2K initiatives were $311 million through September 30, 1998 and are estimated to be in the range of $210-$235 million for the remainder through 2000.** These include both remediation costs and costs related to replacements that were or will be required as a result of Y2K. These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express's, AEFC's, or the Company's results of operations or financial condition.** Costs related to Milleniax, which represent most of the total Y2K costs of American Express, are managed by and included in the American Express corporate level financial results; costs related to Business T are included in American Express's individual business segment's financial results, including AEFC's. American Express and AEFC have not deferred other critical technology projects or investment spending as a result of Y2K. However, because American Express and AEFC must continually prioritize the allocation of finite financial and human resources, certain non-critical spending initiatives have been deferred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (cont.)

American Express's and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to American Express or AEFC. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. Because American Express's and AEFC's Y2K compliance is dependent on key third parties being compliant on a timely basis, there can be no assurances that American Express's and AEFC's efforts alone will resolve all Y2K issues.

At this point, American Express and AEFC have not completed their assessment of reasonably likely Y2K systems failures and related consequences. However, American Express is in the process of preparing specific Y2K contingency plans for all key American Express business units, including AEFC, to mitigate the potential impact of such failures. This effort is a full-scale initiative that includes both internal and external experts under the guidance an American Express-wide steering committee. The contingency plans, which will be based in part on an assessment of the magnitude and probability of potential risks, will primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plans will supplement disaster recovery and business continuity plans already in place, and are expected to include measures such as selecting alternative suppliers and channels of distribution, and developing American Express's and AEFC's own technology infrastructure in lieu of those provided by third parties. Development of the Y2K contingency plans is expected to be substantially complete by the end of the first quarter of 1999, and will continue to be refined throughout 1999 as additional information related to American Express's and AEFC's exposures is gathered. **

Statements in this Y2K discussion marked with two asterisks are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of American Express or AEFC to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with American Express or AEFC to successfully address their Y2K issues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

        In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP is effective for the Company beginning January 1, 1999. The SOP will require the capitalization of certain costs incurred subsequent to December 31, 1998, in connection with developing or obtaining software for internal use. Adoption of the SOP will not have a material impact on the Company's future earnings or financial position.

        The AICPA also issued SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments. The SOP is effective for the Company beginning January 1, 1999. The SOP will require recognition of liabilities for insurance-related assessments when information indicates it is probable an assessment will be imposed and the amount of the assessment can be reasonably estimated. Adoption of the SOP will not have a material impact on the Company's future earnings or financial position.

PART II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

               Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 1998.

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

(b) No reports on Form 8-K were required to be filed by the Company for the nine months ended September 30, 1998.

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

DATE                                November 11, 1998