Form 10-K
period 1998-12-31
IDS LIFE INSURANCE CO
filed 1999-04-01
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT   OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not containedherein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                                     PART I
ITEM 1.  BUSINESS

IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. The Company is the fourteenth largest life insurance company in the United States, with consolidated assets at December 31, 1998 of $56.6 billion. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are wholly owned subsidiaries of the Company and serve New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Partners Life Insurance Company and American Express Corporation.

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

The Company's fixed annuity contracts guarantee a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company has the option of paying a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers fixed/variable annuity products offering the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicles. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investment. At December 31, 1998, the Company had $46.2 billion of fixed and variable annuities in force, an increase of 6 percent from the prior year end.

The Company's principal insurance product is the flexible-premium, adjustable-benefit universal life insurance policy. In this type of insurance policy, premium payments either accumulate interest in a fixed account or purchase units in one or more variable accounts. The policyholder has access to the cash surrender value in whole or in part after the first year. The size of the cash value of the fund can also be controlled by the policyholder by increasing or decreasing premiums, subject only to maintaining a required minimum to keep the policy in force. Monthly deductions from the cash value of the policy are made for the cost of insurance, expense charges and any policy riders. At December 31, 1998, the Company had $64.2 billion of fixed and variable universal life-type insurance in force, up 8 percent from December 31, 1997.

Assets held in segregated accounts which fund the variable annuity and variable life insurance products totaled $27.3 billion at December 31, 1998, an 18 percent increase from December 31, 1997.

IDS Life Insurance Company, American Enterprise Life Insurance Company and American Partners Life Insurance Company are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance and the Arizona Department of Insurance, respectively. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are both subject to comprehensive regulation by the New York Department of Insurance. The laws of the other states in which the Company does business regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Recently there has been an increased focus on the variable annuity business by regulators. In the United States, the McCarran-Ferguson Act provides that the primary regulation of the insurance industry is left to the individual states. Typically, states regulate such matters as company licensing, agent licensing, cancellation or nonrenewal of policies, minimum health insurance policy benefits, life insurance cost disclosure, solicitation and replacement practices, unfair trade and claims practices, rates, forms, advertising, investment type and quality, minimum capital and surplus levels and changes in control. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. In addition to state laws, the Company is affected by a variety of federal laws, and there is periodic federal interest in various aspects of the insurance industry including taxation of variable annuities and life insurance policies, solvency and accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and AEFC do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. The Company and AEFC, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing Company insurance policy with a new Company policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. The Company and AEFC filed an answer to the Complaint on February 18, 1997, denying the allegations. A second action, entitled Arnold Mork, Isabella Mork, Ronald Melchart and Susan Melchart vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in the same court on March 21, 1997. In addition to claims that are included in the Benacquisto lawsuit, the second action includes an allegation of improper replacement of an existing IDS Life annuity contract. A subsequent class action, Richard Thoresen and Elizabeth Thoresen vs. AEFC, American Partners Life Insurance Company, American Enterprise Life Insurance Company, American Centurion Life Assurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York, was filed in the same court on October 13, 1998 alleging that the sale of annuities in tax-deferred contributory retirement investment plans (e.g. IRA's) was done through deceptive marketing practices, which the company denies. Plaintiffs in each of the aforementioned actions seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues.

The Company and its parent believe they have meritorious defenses to the claims raised in the lawsuits. The outcome of any litigation cannot be predicted with certainty. In the opinion of management, however, the ultimate resolution of the above lawsuits and others filed against the Company should not have a material adverse effect on the Company's consolidated financial position.


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

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT's DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 Compared to 1997:

Consolidated net income increased 14 percent to $540 million in 1998, compared to $474 million in 1997. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges. These increases reflect higher average insurance and annuities in force during 1998.

Consolidated income before income taxes totaled $776 million in 1998, compared with $681 million in 1997.

Total premiums and investment contract deposits received decreased to $4.4 billion in 1998, compared with $5.2 billion in 1997. This decrease is primarily due to a decrease in sales of fixed annuities in 1998, reflecting the low interest rate environment.

Total revenues increased to $3.0 billion in 1998, compared with $2.9 billion in 1997. The increase is primarily due to increased policyholder and contractholder charges and management fees. Net investment income, the largest component of revenues, decreased slightly from the prior year, reflecting slight decreases in investments owned and investment yields.

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 12 percent to $384 million in 1998, compared with $342 million in 1997. This increase reflects increased total life insurance in force, which grew 8 percent to $81 billion at December 31, 1998.

Management and other fees increased 18 percent to $401 million in 1998, compared with $341 million in 1997. This is primarily due to an increase in separate account assets, which grew 18 percent to $27.3 billion at December 31, 1998, due to market appreciation and sales. The Company provides investment management services for the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Total benefits and expenses increased slightly to $2.2 billion in 1998. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, decreased to $1.3 billion, reflecting a decrease in fixed annuities in force and lower interest rates. Amortization of deferred policy acquisition costs increased to $383 million, compared to $323 million in 1997. This increase was due primarily to increased aggregate amounts in force, as well as accelerating amortization to reflect actual lapse experience on certain fixed annuities.

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

Total benefits and expenses increased slightly to $2.2 billion in 1997. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, remained steady at $1.4 billion. Amortization of deferred policy acquisition costs increased to $323 million compared to $279 million in 1996. These increases were due primarily to increased aggregate amounts in force.

Risk Management

The sensitivity analysis of two different tests of market risk discussed below estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10% decline in equity prices. Computations of the prospective effects of hypothetical interest rate and equity price changes are based on numerous assumptions, including relative levels of market interest rates and equity prices, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occurs in the future. Furthermore, the computations do not anticipate actions that may be taken by management if the hypothetical market changes actually occurred over time. As a result, actual earnings effects in the future will differ from those quantified below.

The Company primarily invests in fixed income securities over a broad range of maturities for the purpose of providing fixed annuity clients with a competitive rate of return on their investments while minimizing risk, and to provide a dependable and targeted spread between the interest rate earned on investments and the interest rate credited to contractholders' accounts. The Company does not invest in securities to generate trading profits.

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

Rates credited to contractholders' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategy includes the purchase of some types of derivatives, such as interest rate caps, swaps and floors, for hedging purposes. These derivatives protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contractholders' accounts.

The fees earned by the Company for managing fixed income securities in mutual funds are generally based on the value of the portfolios. To manage the level of 1999 fee income, the committee's strategy is to enter into a series of swaps designed to mitigate the negative effect on fees that would result from an increase in interest rates.

The negative effect on the Company's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at December 31, 1998, would be approximately $34 million.

On a certain annuity product, the interest is credited to contractholders' accounts based upon the relative change in a major stock market index between the beginning and end of the product's term. As a means of hedging the Company's obligation under the provisions of this product, the committee's strategy is to purchase and write options on the major stock market index.

The amount of the fee income the Company receives is based upon the daily market value of the separate account assets. As a result, the Company's fee income would be negatively impacted by a decline in the equity markets. Another part of the committee's strategy is to enter into index option collars (combination of puts and calls) for hedging purposes. These derivatives protect fee income by providing option income when there is a significant decline in the equity markets. The Company finances the cost of this protection through selling aportion of the upside potential from an increasing market through written options.

The negative effect on the Company's pretax earnings of the 10% decline in equity prices would be approximately $32 million based on assets under management and the index options as of December 31, 1998.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases.

The Company has an available line of credit with its parent aggregating $100 million. The line of credit is used strictly as short-term sources of funds. No borrowings were outstanding under the agreement at December 31, 1998.
At December 31, 1998, outstanding reverse repurchase agreements totaled $187 million.

At December 31, 1998, investments in fixed maturities comprised 83 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 33 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At December 31, 1998, approximately 13 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At December 31, 1998, net unrealized appreciation on fixed maturities held to maturity included $483 million of gross unrealized appreciation and $27 million of gross unrealized depreciation. Net unrealized appreciation on fixed maturities available for sale included $427 million of gross unrealized appreciation and $159 million of gross unrealized depreciation.

At December 31, 1998, the Company had an allowance for losses for mortgage loans totaling $40 million and for real estate investments totaling $6 million.

The economy and other factors have caused a number of insurance companies to go under regulatory supervision. This circumstance has resulted in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset is being amortized as premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments. The Company has not adopted Statement of Position 97-3 providing guidance when an insurer should recognize a liability for guaranty fund assessments. The SOP is effective for fiscal years beginning after December 15, 1998. Adoption will not have a material impact on the Company's results of operations or financial condition.

In the first quarter of 1999, the Company paid a $70 million dividend to its parent. In 1998, dividends paid to its parent were $240 million.

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 1998, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

Year 2000 Issue

The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company (American Express). All of the major systems used by the Company are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. American Express is coordinating Year 2000 (Y2K) efforts on behalf of all of its businesses and subsidiaries. Representatives of AEFC are participating in these efforts. The Y2K issue is the result of computer programs having been written using two digits rather than four to define a year. Some programs may recognize a date using "00" as the year 1900 rather than 2000. This misinterpretation could result in the failure of major systems or miscalculations, which could have a material impact on American Express and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputation damage and legal liability to third parties. American Express and AEFC began addressing the Y2K issue in 1995 and have established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, date back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. As a part of their plan, American Express has generally followed and utilized the specific policies and guidelines established by the Federal Financial Institutions Examination Council, as well as other U.S. and international regulatory agencies. Additionally, American Express continues to participate in Y2K related industry consortia sponsored by various partners and suppliers. Progress is reviewed regularly with the Company's senior management and American Express's senior management and Board of Directors.

American Express' and AEFC's Y2K compliance effort related to information technology (IT) systems is divided into two initiatives. The first, which is the much larger initiative, is known internally as "Millenniax," and relates to mainframe and other technological systems maintained by the American Express Technologies organization. The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express' individual business units, including AEFC. Business T also encompasses the remediation of non-IT systems. These initiatives involve a substantial number of employees and external consultants. This multiple sourcing approach is intended to mitigate the risk of becoming dependent on any one vendor or resource. While the vast majority of American Express' and AEFC's systems that require modification are being remediated, in some cases they have chosen to migrate to new applications that are already Y2K compliant.

American Express' and AEFC's plans for remediation with respect to Millenniax and Business T include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis,
(iv) remediation/decommission, (v) testing and (vi) implementation. As part of the first three phases, American Express and AEFC have identified their mission-critical systems for purposes of prioritization. American Express' and AEFC's goals are to complete testing of critical systems by early 1999, and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.** American Express and AEFC are currently on schedule to meet these goals. With respect to systems maintained by American Express and AEFC, the first three phases referred to above have been substantially completed for both Millenniax and Business T. In addition, remediation of critical systems is substantially complete. As of December 31, 1998, for Millenniax for American Express, the remediation/decommission, testing and implementation phases for critical and non-critical systems in total are 82%, 75% and 60% complete, respectively. For Millenniax for AEFC, such phases are 99%, 97% and 97% complete, respectively. For Business T for American Express, such phases are 85%, 70% and 69% complete, respectively. For Business T for AEFC, such phases are 74%, 62% and 62% complete, respectively.

American Express' most commonly used methodology for remediation is the sliding window. Once an application/system has been remediated, American Express applies specific types of tests, such as stress, regression, unit, future date and baseline to ensure that the remediation process has achieved Y2K compliance while maintaining the fundamental data processing integrity of the particular system. To assist with remediation and testing, American Express is using various standardized tools obtained from a variety of vendors.

American Express' cumulative costs since inception of the Y2K initiatives were $383 million through December 31, 1998 and are estimated to be in the range of $135-$160 million for the remainder through 2000.** AEFC's cumulative costs since inception of the Y2K initiative were $56 million through December 31, 1998 and are estimated to be in the range of $13-$19 million for the remainder through 2000.** These include both remediation costs and costs related to replacements that were or will be required as a result of Y2K. These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express', AEFC's, or the Company's results of operations or financial condition.** Costs related to Milleniax, which represent most of the total Y2K costs of American Express, are managed by and included in the American Express corporate level financial results; costs related to Business T are included in American Express' individual business segment's financial results, including AEFC's. American Express and AEFC have not deferred other critical technology projects or investment spending as a result of Y2K. However, because American Express and AEFC must continually prioritize the allocation of finite financial and human resources, certain non-critical spending initiatives have been deferred.

American Express' and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to American Express or AEFC. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. Because American Express' and AEFC's Y2K compliance is dependent on key third parties being compliant on a timely basis, there can be no assurances that American Express' and AEFC's efforts alone will resolve all Y2K issues.

At this point, American Express and AEFC are in the process of performing an assessment of reasonably likely Y2K systems failures and related consequences. American Express is also preparing specific Y2K contingency plans for all key American Express business units, including AEFC, to mitigate the potential impact of such failures. This effort is a full-scale initiative that includes both internal and external experts under the guidance of an American Express-wide steering committee. The contingency plans, which will be based in part on an assessment of the magnitude and probability of potential risks, will primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plans will supplement disaster recovery and business continuity plans already in place, and are expected to include measures such as selecting alternative suppliers and channels of distribution, and developing American Express' and AEFC's own technology infrastructure in lieu of those provided by third parties. Development of the Y2K contingency plans is expected to be substantially complete by the end of the first quarter of 1999, and will continue to be refined throughout 1999 as additional information related to American Express' and AEFC's exposures is gathered.**


** Statements in this Y2K discussion marked with two asterisks are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of American Express or AEFC to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with American Express or AEFC to successfully address their Y2K issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Mangement's Discussion and Analysis of financial condition and results of operations under the section titled risk management.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Financial Statements and Schedules Required under Regulation S-X.

     Index to financial statements

         The following consolidated financial statements of IDS Life Insurance
              Company are included in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheets at December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended
                 December 31, 1998, 1997 and 1996
         Consolidated Statements of Stockholder's Equity for the years ended
             December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended
                 December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

     All information on schedules to the consolidated financial statements required by Article 7 of Regulation S-X is included in the consolidated financial statements or is not required. Therefore, all schedules have been omitted.

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

                     See Index to Financial Statements and Financial Statement Schedules on page 14.

           (2)  Financial Statement Schedules

                     All information on schedules to the consolidated financial statements required by Article 7 of Regulation S-X is included in the consolidated financial statements or is not required. Therefore, all schedules have been omitted.

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

                     4.5 Copy of Tax qualified Group Annuity Contract, Form 30369C, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 2 to Registration Statement No. 33-28976 is incorporated herein by reference.

                     4.6 Copy of Tax qualified Group Annuity Certificate, Form 30368C, filed electronically as Exhibit 4.6 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                     4.7 Copy of Group IRA Annuity Contract, Form 30372C, filed electronically as Exhibit 4.7 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                     4.8 Copy of IRA Annuity Certificate, Form 30371C, filed electronically as Exhibit to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                     4.9 Copy of Non-tax qualified Individual Annuity Contract, Form 30365D, filed electronically as
                           Exhibit 4.9 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                     4.10 Copy of Endorsement No. 30379 to the Individual Annuity Contract, filed electronically as Exhibit
                           4.10 to Post Effective Amendment No. 10 to
                           Registration Statement No. 33-28976 is incorporated herein by reference.

                     4.11 Copy of Tax qualified Individual Annuity Contract, Form 30370C, filed electronically as Exhibit 4.11 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                     4.12 Copy of Individual IRA Annuity Contract, Form 30373C, filed electronically as Exhibit 4.12 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                     21.   Copy of List of Subsidiaries filed electronically as
                           Exhibit 21 to Post-Effective Amendment No. 7 to Registration Statement No. 33-28976 is herein incorporated by reference.

                     27. Financial data schedule is filed electronically herewith.

     (b) Reports on Form 8-K filed in the fourth quarter of 1998

No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IDS LIFE INSURANCE COMPANY
                                   Registrant


3/12/99                       By       /s/ James A. Mitchell
Date                                   James A. Mitchell, Chairman of the
                                       Board and Chief Executive Officer

3/12/99                       By       /s/ Philip C. Wentzel
Date                                   Philip C. Wentzel, Vice   President and
                                       Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/12/99                       By       /s/ David R. Hubers
Date                                   David R. Hubers, Director

3/12/99                       By       /s/ Richard W. Kling
Date                                   Richard W. Kling, President

3/12/99                       By       /s/ Paul F. Kolkman
Date                                   Paul F. Kolkman, Executive Vice
                                       President

3/12/99                       By       /s/ James A. Mitchell
Date                                   James A. Mitchell, Chairman of the
                                       Board and Chief Executive Officer

3/12/99                       By       /s/ Paula R. Meyer
Date                                   Paula R. Meyer, Executive Vice
                                       President, Assured Assets

3/12/99                       By       /s/ Barry J. Murphy
Date                                   Barry J. Murphy, Executive Vice
                                       President, Client Service

Report of Independent Auditors

The Board of Directors
IDS Life Insurance Company

We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly owned subsidiary of American Express Financial Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



February 4, 1999
Minneapolis, Minnesota

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                  ($ thousands)

ASSETS                                                     1998            1997


Investments:
Fixed maturities:
Held to maturity, at amortized cost (fair value:
1998, $8,420,035; 1997, $9,743,410)               $  7,964,114     $  9,315,450
Available for sale, at fair value (amortized cost:
1998, $13,344,949; 1997, $12,515,030)               13,613,139       12,876,694
Mortgage loans on real estate                        3,505,458        3,618,647
Policy loans                                           525,431          498,874
Other investments                                      366,604          318,591
Total investments                                   25,974,746       26,628,256
Cash and cash equivalents                               22,453           19,686
Amounts recoverable from reinsurers                    262,260          205,716
Amounts due from brokers                                   327            8,400
Other accounts receivable                               47,963           37,895
Accrued investment income                              366,574          357,390
Deferred policy acquisition costs                    2,496,352        2,479,577
Other assets                                            30,487           22,700
Separate account assets                             27,349,401       23,214,504
Total assets                                       $56,550,563      $52,974,124

                           IDS LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  December 31,
                       ($ thousands, except share amounts)

LIABILITIES AND STOCKHOLDER's EQUITY                  1998             1997

Liabilities:
Future policy benefits:
Fixed annuities                                $21,172,303      $22,009,747
Universal life-type insurance                    3,343,671        3,280,489
Traditional life insurance                         225,306          213,676
Disability income and long-term care insurance     660,320          533,124
Policy claims and other policyholders' funds        70,309           68,345
Deferred income taxes, net                          16,930           61,582
Amounts due to brokers                             195,406          381,458
Other liabilities                                  410,285          345,383
Separate account liabilities                    27,349,401       23,214,504
Total liabilities                               53,443,931       50,108,308
Commitments and contingencies
Stockholder's equity:
Capital stock, $30 par value per share;
100,000 shares authorized, issued and outstanding    3,000            3,000
Additional paid-in capital                         288,327          290,847
Accumulated other comprehensive income, net of tax:
Net unrealized securities gains                    169,584          226,359
Retained earnings                                2,645,721        2,345,610
Total stockholder's equity                       3,106,632        2,865,816
Total liabilities and stockholder's equity     $56,550,563      $52,974,124
                                                ==========       ==========

See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years ended December 31,
                                  ($ thousands)

                                                              1998              1997              1996

Revenues:
Premiums:
Traditional life insurance                              $    53,132       $    52,473      $    51,403
Disability income and long-term care insurance              176,298           154,021          131,518

Total premiums                                              229,430           206,494          182,921

Policyholder and contractholder charges                     383,965           341,726          302,999
Management and other fees                                   401,057           340,892          271,342
Net investment income                                     1,986,485         1,988,389        1,965,362
Net realized gain (loss) on investments                       6,902               860             (159)

Total revenues                                            3,007,839         2,878,361        2,722,465

Benefits and expenses:
Death and other benefits:
Traditional life insurance                                   29,835            28,951           26,919
Universal life-type insurance
and investment contracts                                    108,349            92,814           85,017
Disability income and long-term care insurance               27,414            22,333           19,185
Increase in liabilities for
future policy benefits:
Traditional life insurance                                    6,052             3,946            1,859
Disability income and long-term care insurance               73,305            63,631           57,230
Interest credited on universal life-type
insurance and investment contracts                        1,317,124         1,386,448        1,370,468
Amortization of deferred policy
acquisition costs                                           382,642           322,731          278,605
Other insurance and operating expenses                      287,326           276,596          261,468

Total benefits and expenses                               2,232,047         2,197,450        2,100,751

Income before income taxes                                  775,792           680,911          621,714

Income taxes                                                235,681           206,664          207,138

Net income                                               $  540,111        $  474,247       $  414,576

See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER's EQUITY
                       Three years ended December 31, 1998
                                  ($ thousands)

                                                                                                 Accumulated Other
                                                                                                   Comprehensive
                                                           Total                   Additional
                                                       Stockholder's    Capital      Paid-In          Income,         Retained
                                                           Equity        Stock       Capital       Net of Tax        Earnings

Balance, December 31, 1995                               $2,331,708      $3,000     $278,814        $230,129        $1,819,765
Comprehensive income:
Net income                                                  414,576          --           --              --           414,576
Unrealized holding losses arising during
the year, net of deferred policy acquisition
costs of $10,325 and taxes of $82,982                      (154,111)         --           --        (154,111)               --
Reclassification adjustment for losses
included in net income, net of tax
of $(5,429)                                                  10,084          --           --          10,084                --
                                                      -----------------                         --------------------
                                                      -----------------                         --------------------
Other comprehensive loss                                   (144,027)         --           --        (144,027)               --
                                                      -----------------
Comprehensive income                                       270,549           --           --              --                --
Capital contribution from parent                             4,801           --        4,801              --                --
Other changes                                                2,022           --           --              --             2,022
Cash dividends to parent                                  (165,000)          --           --              --          (165,000)
                                                      ----------------------------------------------------------------------------

Balance, December 31, 1996                               2,444,080        3,000      283,615          86,102         2,071,363
Comprehensive income:
Net income                                                 474,247           --           --              --           474,247
Unrealized holding gains arising during
the year, net of effect on deferred policy
acquisition costs of $(7,714) and taxes of
$(75,215)                                                  139,686          --            --         139,686                --
Reclassification adjustment for losses
included in net income, net of tax of $(308)                   571          --            --             571                --
                                                      -----------------                         --------------------
                                                      -----------------                         --------------------
Other comprehensive income                                 140,257          --            --         140,257                --
                                                      -----------------
Comprehensive income                                       614,504          --            --              --                --
Capital contribution from parent                             7,232          --         7,232              --                --
Cash dividends to parent                                  (200,000)         --            --              --          (200,000)
                                                      ----------------------------------------------------------------------------

Balance, December 31, 1997                               2,865,816       3,000       290,847         226,359         2,345,610


                           IDS LIFE INSURANCE COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER's EQUITY (continued)
                       Three years ended December 31, 1998
                                  ($ thousands)


                                                                                                    Accumulated
                                                                                                Other Comprehensive
                                                           Total                    Additional
                                                        Stockholder's     Capital      Paid-In         Income,          Retained
                                                           Equity         Stock       Capital       Net of Tax         Earnings

Balance, December 31, 1997                               $2,865,816       $3,000     $290,847        $226,359        $2,345,610
Comprehensive income:
Net income                                                  540,111          --           --              --            540,111
Unrealized holding losses arising during
the year, net of effect on deferred policy
acquisition costs of $6,333 and taxes of $32,826
                                                            (60,964)         --           --         (60,964)               --
Reclassification adjustment for losses
included in net income, net of tax
of $(2,254)                                                   4,189          --           --           4,189                --
                                                      -----------------                         --------------------
                                                      -----------------                         --------------------
Other comprehensive loss                                    (56,775)         --           --         (56,775)               --
                                                      -----------------
Comprehensive income                                        483,336          --           --              --                --
Other changes                                                (2,520)         --       (2,520)             --                --
Cash dividends to parent                                   (240,000)         --           --              --           (240,000)
                                                      ----------------------------------------------------------------------------

Balance, December 31, 1998                               $3,106,632      $3,000     $288,327        $169,584         $2,645,721
                                                      ============================================================================


See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                  ($ thousands)

                                                                        1998             1997              1996

Cash flows from operating activities:
Net income                                                          $ 540,111         $ 474,247        $ 414,576
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Policy loans, excluding universal
life-type insurance:
Issuance                                                              (53,883)          (54,665)         (49,314)
Repayment                                                              57,902            46,015           41,179
Change in amounts recoverable from reinsurers                         (56,544)          (47,994)         (43,335)
Change in other accounts receivable                                   (10,068)            6,194           (4,981)
Change in accrued investment income                                    (9,184)          (14,077)           4,695
Change in deferred policy acquisition costs, net                      (10,443)         (156,486)        (294,755)
Change in liabilities for future policy benefits for
traditional life, disability income and long-term
care insurance                                                        138,826           112,915           97,479
Change in policy claims and other
policyholders' funds                                                    1,964           (15,289)          27,311
Deferred income tax provision (benefit)                               (19,122)           19,982          (65,609)
Change in other liabilities                                            64,902            13,305           46,724
Amortization of premium
(accretion of discount), net                                            9,170            (5,649)         (23,032)
Net realized (gain) loss on investments                                (6,902)             (860)             159
Policyholder and contractholder charges, non-cash                    (172,396)         (160,885)        (154,286)
Other, net                                                             10,786             7,161          (10,816)

Net cash provided by (used in) operating
activities                                                          $ 485,119         $ 223,914        $ (14,005)


                           IDS LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            Years ended December 31,
                                  ($ thousands)

                                                                        1998              1997             1996

Cash flows from investing activities:
Fixed maturities held to maturity:
Purchases                                                      $      (1,020)    $       (1,996)    $   (43,751)
Maturities, sinking fund payments and calls                        1,162,731            686,503         759,248
Sales                                                                236,963            236,761         279,506
Fixed maturities available for sale:
Purchases                                                         (4,100,238)        (3,160,133)     (2,299,198)
Maturities, sinking fund payments and calls                        2,967,311          1,206,213       1,270,240
Sales                                                                278,955            457,585         238,905
Other investments, excluding policy loans:
Purchases                                                           (555,647)          (524,521)       (904,536)
Sales                                                                579,038            335,765         236,912
Change in amounts due from brokers                                     8,073              2,647         (11,047)
Change in amounts due to brokers                                    (186,052)           119,471         140,369
Net cash provided by (used in)
investing activities                                                 390,114           (641,705)       (333,352)

Cash flows from financing activities:
Activity related to universal life-type insurance
and investment contracts:
Considerations received                                            1,873,624         2,785,758       3,567,586
Surrenders and other benefits                                     (3,792,612)       (3,736,242)     (4,250,294)
Interest credited to account balances                              1,317,124         1,386,448       1,370,468
Universal life-type insurance policy loans:
Issuance                                                             (97,602)          (84,835)        (86,501)
Repayment                                                             67,000            54,513          58,753
Capital transaction with parent                                           --             7,232           4,801
Dividends paid                                                      (240,000)         (200,000)       (165,000)
Net cash (used in) provided by
financing activities                                                (872,466)          212,874         499,813

Net increase (decrease) in cash and cash equivalents                   2,767          (204,917)        152,456

Cash and cash equivalents at beginning of year                        19,686           224,603          72,147

Cash and cash equivalents at end of year                        $     22,453      $     19,686       $ 224,603

See accompanying notes

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)

1.   Summary of significant accounting policies

     Nature of business

IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York is a wholly owned subsidiary of the Company and serves New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Centurion Life Assurance Company, American Partners Life Insurance Company and American Express Corporation.

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

     Investments

Fixed maturities that the Company has both the positive intent and the ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other fixed maturities and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are reported as a separate component of accumulated other comprehensive income, net of deferred policy acquisition costs and deferred taxes.

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

Impairment  of mortgage  loans is  measured  as the excess of a loan's  recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in a reserve for mortgage loan losses. The reserve for mortgage loan losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current and anticipated economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses.

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

     The Company purchases and writes index options to hedge the fee income earned on the management of equity securities in separate accounts and the underlying mutual funds. These index options are carried at market value and are included in other investments or other liabilities, as appropriate. Gains or losses on index options that qualify as hedges are deferred and recognized in management and other fees in the same period as the hedged fee income. Gains or losses on index options that do not qualify as hedges are marked to market through the income statement.

     The Company also uses index options to manage the risks related to a certain annuity product that pays interest based upon the relative change in a major stock market index between the beginning and end of the product's term. Purchased options used in conjunction with this product are reported in other investments and written options are included in other liabilities. The amortization of the cost of purchased options, the proceeds of written options and the changes in intrinsic value of the contracts are included in net investment income.

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

1.   Summary of significant accounting policies (continued)

     Statements of cash flows

     The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost, which approximates fair value.

     Supplementary information to the consolidated statements of cash flows for the years ended December 31 is summarized as follows:

                                        1998             1997             1996

    Cash paid during the year for:
    Income taxes                    $215,003         $174,472          $317,283
    Interest on borrowings            14,529            8,213             4,119

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

     Policyholder and contractholder charges include the monthly cost of insurance charges, issue and administrative fees and surrender charges. These charges also include the minimum death benefit guarantee fees received from the variable life insurance separate accounts. Management and other fees include investment management fees from underlying proprietary mutual funds and mortality and expense risk fees received from the variable annuity and variable life insurance separate accounts.

     Deferred policy acquisition costs

     The costs of acquiring new business, principally sales compensation, policy issue costs, underwriting and certain sales expenses, have been deferred on insurance and annuity contracts. The deferred acquisition costs for most single premium deferred annuities and installment annuities are amortized using primarily the interest method. The costs for universal life-type insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. For traditional life, disability income and long-term care insurance policies, the costs are amortized over an appropriate period in proportion to premium revenue.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

1.   Summary of significant accounting policies (continued)

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

     Liabilities for future disability income and long-term care policy benefits include both policy reserves and claim reserves. Policy reserves are based on the net level premium method, using anticipated morbidity, mortality, policy persistency and interest earning rates. Anticipated morbidity and mortality rates are based on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for disability income policies, occupation class. Anticipated interest rates for disability income and long-term care policy reserves are 3% to 9.5% at policy issue and grade to ultimate rates of 5% to 7% over 5 to 10 years.

     Claim reserves are calculated based on claim continuance tables and anticipated interest earnings. Anticipated claim continuance rates are based on established industry tables. Anticipated interest rates for claim reserves for both disability income and long-term care range from 6% to 8%.

     Reinsurance

     The maximum amount of life insurance risk retained by the Company on any one life is $750 of life benefit plus $50 of accidental death benefits. The maximum amount of life insurance risk retained on any joint-life combination is $1,500. The excesses are reinsured with other life insurance companies, primarily on a yearly renewable term basis. Long-term care policies are primarily reinsured on a coinsurance basis. Beginning in 1998, the Company retains all disability income and waiver of premium risk.

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

     Included in other liabilities at December 31, 1998 and 1997 are $26,291 payable to and $12,061, receivable from, respectively, AEFC for federal income taxes.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

1.   Summary of significant accounting policies (continued)

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

     The Company makes contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. The Company makes periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities that are in the benefit payment period. The Company also guarantees that the rates at which administrative fees are deducted from contract funds will not exceed contractual maximums.

     For variable life insurance, the Company guarantees that the rates at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. The Company also guarantees that the death benefit will continue payable at the initial level regardless of investment performance so long as minimum premium payments are made.

     Accounting changes

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in stockholder's equity excluding changes in ownership interests. For the Company, it is net income and the unrealized gains or losses on available-for-sale securities, net of the effect on deferred policy acquisition costs, taxes and reclassification adjustment.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which is effective January 1, 1999, requires the capitalization of certain costs incurred after the date of adoption to develop or obtain software for internal use. Software utilized by the Company is owned by AEFC and will be capitalized by AEFC. As a result, the new rule will not have a material impact on the Company's results of operations or financial condition.

     In December 1997, the AICPA issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," providing guidance for the timing of recognition of liabilities related to guaranty fund assessments. The Company will adopt the SOP on January 1, 1999. The Company has historically carried a balance in other liabilities on the balance sheet for potential guaranty fund assessment exposure. Adoption of the SOP will not have a material impact on the Company's results of operations or financial condition.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

1.   Summary of significant accounting policies (continued)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Earlier application of all of the provisions of this Statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of the Statement. This Statement cannot be applied retroactively. The ultimate financial impact of the new rule will be measured based on the derivatives in place at adoption and cannot be estimated at this time.

     Reclassification

     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

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

     The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1998 are as follows:

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized             Fair
    Held to maturity                                   Cost            Gains           Losses              Value

    U.S. Government agency obligations             $      39,888     $    4,460    $         --      $      44,348
    State and municipal obligations                        9,683            491              --             10,173
    Corporate bonds and obligations                    6,305,476        447,752          27,087          6,726,141
    Mortgage-backed securities                         1,609,067         30,458             152          1,639,373
                                                     $ 7,964,114       $483,161         $27,239         $8,420,035

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

2.   Investments (continued)

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized              Fair
    Available for sale                                 Cost            Gains           Losses                Value

    U.S. Government agency obligations            $       52,043     $   3,324     $         --      $       55,367
    State and municipal obligations                       11,060         1,231               --              12,291
    Corporate bonds and obligations                    7,332,344       271,174          155,181           7,448,337
    Mortgage-backed securities                         5,949,502       151,511            3,869           6,097,144
    Total fixed maturities                            13,344,949       427,240          159,050          13,613,139
    Equity securities                                                      158                  --
                                                           3,000                                              3,158
                                                     $13,347,949      $427,398         $159,050         $13,616,297

     The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1997 are as follows:

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized               Fair
    Held to maturity                                   Cost            Gains           Losses                 Value

    U.S. Government agency obligations             $     41,932      $    2,949     $        --       $      44,881
    State and municipal obligations                       9,684             568              --              10,252
    Corporate bonds and obligations                   7,280,646         415,700           9,322           7,687,024
    Mortgage-backed securities                        1,983,188          25,976           7,911           2,001,253
                                                     $9,315,450        $445,193         $17,233          $9,743,410

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized          Fair
    Available for sale                                 Cost            Gains           Losses           Value

    U.S. Government agency obligations            $      65,291      $    4,154     $        --       $      69,445
    State and municipal obligations                      11,045           1,348              --              12,393
    Corporate bonds and obligations                   5,308,129         232,761          30,198           5,510,692
    Mortgage-backed securities                        7,130,565         160,478           6,879           7,284,164
    Total fixed maturities                           12,515,030         398,741          37,077          12,876,694
    Equity securities                                     3,000             361              --
                                                                                                              3,361
                                                    $12,518,030        $399,102         $37,077         $12,880,055

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)


2.   Investments (continued)

     The amortized cost and fair value of investments in fixed maturities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    Amortized           Fair
    Held to maturity                                                                   Cost             Value

    Due in one year or less                                                       $      354,296     $     359,020
    Due from one to five years                                                         2,111,369         2,249,847
    Due from five to ten years                                                         3,012,227         3,189,789
    Due in more than ten years                                                           877,155           982,006
    Mortgage-backed securities                                                         1,609,067         1,639,373
                                                                                   $   7,964,114      $  8,420,035

                                                                                    Amortized           Fair
    Available for sale                                                                 Cost             Value

    Due in one year or less                                                        $     102,463      $    104,475
    Due from one to five years                                                           682,336           725,859
    Due from five to ten years                                                         3,904,326         4,044,378
    Due in more than ten years                                                         2,718,659         2,654,382
    Mortgage-backed securities                                                         5,937,165         6,084,045
                                                                                     $13,344,949       $13,613,139

     During the years ended December 31, 1998, 1997 and 1996, fixed maturities classified as held to maturity were sold with amortized cost of $230,036, $229,848 and $277,527, respectively. Net gains and losses on these sales were not significant. The sale of these fixed maturities was due to significant deterioration in the issuers' credit worthiness.

     Fixed maturities available for sale were sold during 1998 with proceeds of $278,955 and gross realized gains and losses of $15,658 and $22,102, respectively. Fixed maturities available for sale were sold during 1997 with proceeds of $457,585 and gross realized gains and losses of $6,639 and $7,518, respectively. Fixed maturities available for sale were sold during 1996 with proceeds of $238,905 and gross realized gains and losses of $571 and $16,084, respectively.

     At December 31, 1998, bonds carried at $14,302 were on deposit with various states as required by law.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

2.   Investments (continued)

     At December 31, 1998, investments in fixed maturities comprised 83 percent of the Company's total invested assets. These securities are rated by Moody's and Standard & Poor's (S&P), except for securities carried at approximately $3.6 billion which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. A summary of investments in fixed maturities, at amortized cost, by rating on December 31 is as follows:

         Rating                                                                         1998            1997

    Aaa/AAA                                                                         $  7,629,628      $  9,195,619
    Aaa/AA                                                                                 2,277                --
    Aa/AA                                                                                308,053           232,451
    Aa/A                                                                                 301,325           246,792
    A/A                                                                                2,525,283         2,787,936
    A/BBB                                                                              1,148,736         1,200,345
    Baa/BBB                                                                            6,237,014         5,226,616
    Baa/BB                                                                               492,696           475,084
    Below investment grade                                                             2,664,051         2,465,637
                                                                                     $21,309,063       $21,830,480

     At December 31, 1998, 93 percent of the securities rated Aaa/AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer are greater than one percent of the Company's total investments in fixed maturities.

     At December 31, 1998, approximately 13 percent of the Company's invested assets were mortgage loans on real estate. Summaries of mortgage loans by region of the United States and by type of real estate are as follows:

                                                     December 31, 1998                 December 31, 1997
                                              On Balance       Commitments        On Balance        Commitments
         Region                                  Sheet          to Purchase_         Sheet           to Purchase

    East North Central                          $  750,705        $  16,393         $  748,372          $  32,462
    West North Central                             491,006           81,648            456,934             14,340
    South Atlantic                                 839,233           21,020            922,172             14,619
    Middle Atlantic                                476,448            6,169            545,601             15,507
    New England                                    263,761            2,824            316,250              2,136
    Pacific                                        195,851           16,946            184,917              3,204
    West South Central                             136,841            1,412            125,227                 --
    East South Central                              46,029               --             60,274                 --
    Mountain                                       345,379            8,473            297,545             28,717
                                                 3,545,253          154,885          3,657,292            110,985
    Less allowance for losses                       39,795               --             38,645                 --
                                                $3,505,458         $154,885         $3,618,647           $110,985

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)


2.   Investments (continued)

                                                    December 31, 1998                   December 31, 1997
                                              On Balance       Commitments        On Balance        Commitments
                Property type                    Sheet          to Purchase_         Sheet           to Purchase_

    Department/retail stores                    $1,139,349         $ 59,305        $1,189,203         $  27,314
    Apartments                                     960,808            9,272         1,089,127            16,576
    Office buildings                               783,576           50,450           716,729            34,546
    Industrial buildings                           298,549           13,263           295,889            21,200
    Hotels/motels                                  109,185           14,122           101,052                --
    Medical buildings                              124,369               --            99,979             9,748
    Nursing/retirement homes                        46,696               --            72,359                --
    Mixed Use                                       65,151               --            71,007                --
    Other                                           17,570            8,473            21,947             1,601
                                                 3,545,253          154,885         3,657,292           110,985
    Less allowance for losses                       39,795               --            38,645                  --
                                                $3,505,458         $154,885        $3,618,647          $110,985

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

     At December 31, 1998 and 1997, the Company's recorded investment in impaired loans was $24,941 and $45,714, respectively, with allowances of $6,662 and $9,812, respectively. During 1998 and 1997, the average recorded investment in impaired loans was $37,873 and $61,870, respectively.

     The Company recognized $1,809, $2,981 and $4,889 of interest income related to impaired loans for the years ended December 31, 1998, 1997 and 1996 respectively.

     The following table presents changes in the allowance for investment losses related to all loans:

                                                                     1998              1997             1996

    Balance, January 1                                                $38,645          $37,495           $37,340
    Provision for investment losses                                     7,582            8,801            10,005
    Loan payoffs                                                         (800)          (3,851)           (4,700)
    Foreclosures and writeoffs                                         (5,632)          (3,800)           (5,150)

    Balance, December 31                                              $39,795          $38,645           $37,495

     At December 31, 1998, the Company had commitments to purchase investments other than mortgage loans for $223,011. Commitments to purchase investments are made in the ordinary course of business. The fair value of these commitments is $nil.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

2.   Investments (continued)

     Net investment income for the years ended December 31 is summarized as follows:

                                                                      1998             1997              1996


    Interest on fixed maturities                                    $1,676,984       $1,692,481        $1,666,929
    Interest on mortgage loans                                         301,253          305,742           283,830
    Other investment income                                             43,518           25,089            43,283
    Interest on cash equivalents                                         5,486            5,914             5,754
                                                                     2,027,241        2,029,226         1,999,796
    Less investment expenses                                            40,756           40,837            34,434
                                                                    $1,986,485       $1,988,389        $1,965,362

     Net realized gain (loss) on investments for the years ended December 31 is summarized as follows:

                                                                      1998              1997            1996

    Fixed maturities                                                $  12,084        $  16,115          $  8,736
    Mortgage loans                                                     (5,933)          (6,424)           (8,745)
    Other investments                                                     751           (8,831)             (150)
                                                                   $    6,902      $       860         $    (159)

     Changes in net unrealized appreciation (depreciation) of investments for the years ended December 31 are summarized as follows:

                                                                      1998             1997             1996


    Fixed maturities available for sale                              $(93,474)        $223,441         $(231,853)
    Equity securities                                                    (203)              53               (52)

3.   Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax expense (benefit) for the years ended December 31 consists of the following:

                                                                     1998              1997             1996

    Federal income taxes:
    Current                                                          $244,946         $176,879          $260,357
    Deferred                                                          (16,602)          19,982           (65,609)
                                                                      228,344          196,861           194,748
    State income taxes-current                                          7,337            9,803            12,390
    Income tax expense                                               $235,681         $206,664          $207,138

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)


3.   Income taxes (continued)

     Increases (decreases) to the federal tax provision applicable to pretax income based on the statutory rate are attributable to:

                                               1998                       1997                      1996
                                     -------------------------- ------------------------- -------------------------
                                      Provision       Rate       Provision       Rate      Provision       Rate

    Federal income taxes based on
    the statutory rate                  $271,527      35.0%         $238,319     35.0%        $217,600     35.0%

    (Decreases) increases
       are
       attributable to:

    Tax-excluded interest and
       dividend income                   (12,289)     (1.6)          (10,294)    (1.5)          (9,636)    (1.5)

    State taxes, net of federal
       benefit                             4,769        .6             6,372       .9            8,053      1.3

    Affordable housing credits           (19,688)     (2.5)          (20,705)    (3.0)          (5,090)     (.8)

    Other, net                            (8,638)     (1.1)           (7,028)    (1.0)          (3,789)     (.7)

    Federal income taxes                $235,681      30.4%         $206,664     30.4%        $207,138     33.3%

     A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a policyholders' surplus account. At December 31, 1998, the Company had a policyholders' surplus account balance of $20,114. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $7,040 have not been established because no distributions of such amounts are contemplated.

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                        1998             1997

    Deferred tax assets:
    Policy reserves                                                                   $756,769          $748,204
    Life insurance guaranty fund assessment reserve                                     15,289            20,101
    Other                                                                                4,253             9,589
    Total deferred tax assets                                                          776,311           777,894

    Deferred tax liabilities:
    Deferred policy acquisition costs                                                  698,471           700,032
    Unrealized gain on investments                                                      91,315           121,885
    Investments, other                                                                   3,455            17,559
    Total deferred tax liabilities                                                     793,241           839,476
    Net deferred tax liabilities                                                      $ 16,930          $ 61,582

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

3.   Income taxes (continued)

     The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     Retained earnings available for distribution as dividends to the parent are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $1,598,203 as of December 31, 1998 and $1,468,677 as of December 31, 1997 (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 1999 in excess of approximately $353,933 would require approval of the Department of Commerce of the State of Minnesota.

     Statutory net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

                                                                     1998              1997             1996

    Statutory net income                                            $  429,903       $  379,615        $  365,585
    Statutory capital and surplus                                    1,883,405        1,765,290         1,565,082

5.   Related party transactions

     The Company loans funds to AEFC under a collateral loan agreement. The balance of the loan was $nil at December 31, 1998 and 1997. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. Interest income on related party loans totaled $nil, $103 and $780 in 1998, 1997 and 1996, respectively.

     The Company participates in the American Express Company Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Employer contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. The Company's share of the total net periodic pension cost was $211, $201 and $174 in 1998, 1997 and 1996, respectively.

     The Company also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 1998, 1997 and 1996 were $1,503, $1,245 and $990, respectively.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

5.   Related party transactions (continued)

     The Company participates in defined benefit health care plans of AEFC that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of AEFC. AEFC expenses these benefits and allocates the expenses to its subsidiaries. The Company's share of postretirement benefits in 1998, 1997 and 1996 was $1,352, $1,330 and $1,449, respectively.


     Charges by AEFC for use of joint facilities, technology support, marketing services and other services aggregated $411,337, $414,155 and $397,362 for 1998, 1997 and 1996, respectively. Certain of these costs are included in deferred policy acquisition costs.

6.   Commitments and contingencies

     At December 31, 1998, 1997 and 1996, traditional life insurance and universal life-type insurance in force aggregated $81,074,928, $74,730,720 and $67,274,354 respectively, of which $4,912,313, $4,351,904 and
     $3,875,921 were reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under disability income and long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $66,378, $60,495 and $48,250 and reinsurance recovered from reinsurers amounted to $20,982, $19,042, and $15,612 for the years ended December 31, 1998, 1997 and 1996, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

          A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company, its parent and its subsidiaries conduct business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. The Company has been named as a defendant in three of these types of actions.

          The plaintiffs purport to represent a class consisting of all persons who purchased policies or contracts from the Company and its subsidiaries. The complaints put at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. The Company and its subsidiaries believe they have meritorious defenses to the claims raised in these lawsuits.

     The outcome of any litigation cannot be predicted with certainty. In the opinion of management, however, the ultimate resolution of these lawsuits, taken in the aggregate, should not have a material adverse effect on the Company's consolidated financial position.

          The IRS routinely examines the Company's federal income tax returns, and is currently auditing the Company's returns for the 1990 through 1992 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of this audit.

7.   Lines of credit

          The Company has available lines of credit with its parent aggregating $100,000. The interest rate for any borrowings is established by reference to various indices plus 20 to 45 basis points, depending on the term. Borrowings outstanding under this agreement were $nil at December 31, 1998 and 1997.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)


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

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)


8.   Derivative financial instruments (continued)

     The Company's holdings of derivative financial instruments are as follows:

                                                  Notional         Carrying            Fair         Total Credit

    December 31, 1998                              Amount           Amount             Value          Exposure

    Assets:
    Interest rate caps                           $ 3,400,000         $ 15,985       $    4,256          $  4,256
    Interest rate floors                           1,000,000            1,082           13,971            13,971
    Options purchased                                110,912           24,094           29,453            29,453
    Liabilities:
    Options purchased/written                        265,454          (10,526)         (11,062)               --
    Off balance sheet:
    Interest rate swaps                            1,667,000               --          (73,477)               --
                                                                     $ 30,635         $(36,859)          $47,680

                                                  Notional         Carrying            Fair         Total Credit
    December 31, 1997                              Amount           Amount             Value          Exposure

    Assets:
    Interest rate caps                         $ 4,600,000           $ 24,963       $   15,665         $  15,665
    Interest rate floors                         1,000,000              1,561            4,551             4,551
    Options purchased/written                      279,737              9,808           10,449            10,449
    Liabilities:
    Options written                                 7,373                (89)              114                --
    Off balance sheet:
    Interest rate swaps                          1,267,000               --            (45,799)               --
                                                                      $36,243         $(15,020)          $30,665

     The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate caps, floors and swaps expire on various dates from 1999 to 2003. The put and call options expire on various dates from 1999 to 2005.

     Interest rate caps, swaps and floors are used principally to manage the Company's interest rate risk. These instruments are used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders.

          The Company is also using interest rate swaps to manage interest rate risk related to the level of fee income earned on the management of fixed income securities in separate accounts and the underlying mutual funds. The amount of fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, changing interest rate conditions could impact the Company's fee income significantly. The Company entered into interest rate swaps to hedge anticipated fee income for 1999 related to separate accounts and mutual funds which invest in fixed income securities. Interest will be accrued and reported in accrued investment income and other liabilities, as appropriate, and management and other fees.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)


8.   Derivative financial instruments (continued)

          The Company offers a certain annuity product that pays interest based upon the relative change in a major stock market index between the beginning and end of the product's term. As a means of hedging its obligation under the provisions of this product, the Company purchases and writes options on the major stock market index.

          Index options are used to manage the equity market risk related to the fee income that the Company receives from its separate accounts and the underlying mutual funds. The amount of the fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, the Company's fee income could be impacted significantly by changing economic conditions in the equity market. The Company entered into index option collars (combination of puts and calls) to hedge anticipated fee income for 1998 and 1999 related to separate accounts and mutual funds which invest in equity securities. Testing has demonstrated the impact of these instruments on the income statement closely correlates with the amount of fee income the Company realizes. In the event that testing demonstrates that this correlation no longer exists, or in the event the Company disposes of the index options collars, the instruments will be marked-to-market through the income statement. At December 31, 1998 deferred losses on purchased put and written call index options were $2,933 and $7,435, respectively. At December 31, 1997 deferred losses on purchased put index options were $2,428 and deferred gains on written call index options were $5,275.

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

                                                                    1998                               1997

                                                  Carrying           Fair            Carrying           Fair
    Financial Assets                               Value             Value            Value             Value

    Investments:
    Fixed maturities (Note 2):
    Held to maturity                          $   7,964,114     $   8,420,035    $   9,315,450     $   9,743,410
    Available for sale                           13,613,139        13,613,139       12,876,694        12,876,694
    Mortgage loans on
    real estate (Note 2)                          3,505,458         3,745,617        3,618,647         3,808,570
    Other:
    Equity securities (Note 2)                       3,158              3,158            3,361             3,361
    Derivative financial
    Instruments (Note 8)                            41,161            47,680            36,332            30,665
    Other                                           28,872            28,872           82,347             85,383
    Cash and cash
    equivalents (Note 1)                            22,453            22,453           19,686            19,686
    Separate account assets (Note 1)            27,349,401        27,349,401       23,214,504        23,214,504

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  ($ thousands)

9.   Fair values of financial instruments (continued)

                                                                    1998                               1997

                                                  Carrying           Fair            Carrying           Fair
    Financial Liabilities                          Value             Value            Value             Value

    Future policy benefits for
    fixed annuities                           $19,855,203       $19,144,838      $20,731,052       $19,882,302
    Derivative financial
    instruments (Note 8)                           10,526            84,539               89            45,685
    Separate account liabilities               25,005,732        24,179,115       21,488,282        20,707,620

          At December 31, 1998 and 1997, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1,226,985 and $1,185,155, respectively, and policy loans of $90,115 and $93,540, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 1998 and 1997. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 1998 and 1997.

     At December 31, 1998 and 1997, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $2,343,669 and $1,726,222, respectively.