Form 10-Q
period 1999-03-31
IDS LIFE INSURANCE CO
filed 1999-05-17
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

(Mark one)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                      For the Quarter Ended March 31, 1999

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 1999 (unaudited) and
                  December 31, 1998                                   3 - 4

                  Consolidated Statements of Income for the
                  three months ended March 31, 1999 and 1998
                  (unaudited)                                             5

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1999 and 1998
                  (unaudited)                                         6 - 7

                  Notes to Consolidated Financial Statements
                  (unaudited)                                        8 - 10

         Item 2. Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                             11 - 16

PART II - OTHER INFORMATION                                         17 - 20

SIGNATURES                                                               21


                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ thousands, except per share amount)


                                                            March 31,      December 31,
ASSETS                                                          1999           1998
                                                         ----------------- -------------
                                                            (unaudited)
Investments:
    Fixed maturities:
        Held to maturity, at amortized cost (Fair value:
             1999, $8,016,693; 1998, $8,420,035) .........   $ 7,718,632    $7,964,114
        Available for sale, at fair value (Amortized cost:
            1999, $13,365,161; 1998, $13,344,949) ........    13,458,072    13,613,139
                                                             -----------   -----------

                                                              21,176,704    21,577,253

    Mortgage loans on real estate ........................     3,523,856     3,505,458
    Policy loans .........................................       530,875       525,431
    Other investments ....................................       377,432       366,604
                                                             -----------   -----------

                     Total investments ...................    25,608,867    25,974,746

Cash and cash equivalents ................................       147,170        22,453

Amounts recoverable from reinsurers ......................       274,772       262,260

Amounts due from brokers .................................            --           327

Other accounts receivable ................................        51,812        47,963

Accrued investment income ................................       366,172       366,574

Deferred policy acquisition costs ........................     2,504,741     2,496,352

Deferred income taxes ....................................        29,509            --

Other assets .............................................        42,215        30,487

Separate account assets ..................................    28,244,257    27,349,401
                                                             -----------   -----------

                     Total assets ........................   $57,269,515   $56,550,563
                                                             ===========   ===========


                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ thousands, except per share amount)
                                   (continued)


                                                           March 31, December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                           1999         1998
                                                      ------------------ ------------
                                                           (unaudited)
Liabilities:
    Future policy benefits:
        Fixed annuities .................................   $21,035,980   $21,172,303
        Universal life-type insurance ...................     3,360,603     3,343,671
        Traditional life insurance ......................       226,954       225,306
        Disability income and
            long-term care insurance ....................       693,819       660,320
    Policy claims and other
        policyholders' funds ............................       111,740        70,309
    Amounts due to brokers ..............................        83,808       195,406
    Deferred income taxes ...............................            --        16,930
    Other liabilities ...................................       445,016       410,285
    Separate account liabilities ........................    28,244,257    27,349,401
                                                            -----------   -----------

                     Total liabilities ..................    54,202,177    53,443,931
                                                            -----------   -----------

Stockholder's equity:
    Capital stock, $30 par value per share;
        100,000 shares authorized, issued and outstanding         3,000         3,000
    Additional paid-in capital ..........................       288,327       288,327
    Accumulated other comprehensive income, net of tax:
      Net unrealized securities gains ..................         59,424       169,584
    Retained earnings ...................................     2,716,587     2,645,721
                                                            -----------   -----------

                     Total stockholder's equity .........     3,067,338     3,106,632
                                                            -----------   -----------

Total liabilities and stockholder's equity ..............   $57,269,515   $56,550,563
                                                            ===========   ===========

                       See accompanying notes .



                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                           Three months ended
                                                                              March 31,
                                                                             1999       1998
                                                                        ------------- ---------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $  13,377   $  13,315
        Disability income and
          long-term care insurance ....................................      47,435      40,791
                                                                          ---------   ---------
                     Total premiums ...................................      60,812      54,106

    Policyholder and contractholder charges ...........................     101,174      93,624
    Management and other fees .........................................     109,997      99,096
    Net investment income .............................................     481,132     501,885
    Net realized gain (loss) on investments ...........................       3,703      (2,823)
                                                                          ---------   ---------
                     Total revenues ...................................     756,818     745,888
                                                                          ---------   ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       7,773       7,683
        Universal life-type insurance
            and investment contracts ..................................      27,663      23,991
        Disability income and
            long-term care insurance ..................................       7,129       7,219
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................       1,591       1,555
            Disability income and
                 long-term care insurance .............................      19,965      16,730
    Interest credited on universal life-type
        insurance and investment contracts ............................     310,785     338,814
    Amortization of deferred policy
        acquisition costs .............................................      93,569      97,246
    Other insurance and operating expenses ............................      69,780      55,401
                                                                          ---------   ---------
                     Total benefits and expenses ......................     538,255     548,639
                                                                          ---------   ---------

Income before income taxes ............................................     218,563     197,249

Income taxes ..........................................................      77,697      65,292
                                                                          ---------   ---------

Net income ............................................................   $ 140,866   $ 131,957
                                                                          =========   =========

                                                See accompanying notes



                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)

                                                                        Three months ended
                                                                          March 31,
                                                                        1999        1998
                                                                    -----------  -----------
Cash flows from operating activities:
    Net income ...................................................   $ 140,866    $ 131,957
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Policy loans, excluding universal
               life-type insurance:
                  Issuance .......................................     (12,239)     (12,315)
                  Repayment ......................................      12,627       15,246
            Change in reinsurance recoverable ....................     (12,512)     (13,263)
            Change in other accounts receivable ..................      (3,849)      (7,661)
            Change in accrued investment income ..................         402        6,973
            Change in deferred policy
               acquisition costs, net ............................      (3,011)         174
            Change in liabilities for future policy
               benefits for  traditional life,
               disability income and
               long-term care insurance ..........................      35,147       32,150
            Change in policy claims and other
               policyholders' funds ..............................       41,431     (31,617)
            Change in deferred income taxes ......................      12,878        3,023
            Change in other liabilities ..........................      34,731       63,904
            Amortization of premium
          (accretion of discount), net ...........................       1,625       (1,166)
            Net realized (gain) loss on investments ..............      (3,703)       2,823
            Policyholder and contractholder charges,
               non-cash ..........................................    (43,906)      (41,934)
            Other, net ...........................................     (6,289)        5,784
                                                                     ---------    ---------

               Net cash provided by operating activities            $ 194,198      $154,078
                                                                     ---------    ---------


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

                                                                                 Three months ended
                                                                                  March 31,
                                                                                 1999          1998
                                                                           ---------------   ---------
Cash flows from investing activities:
    Fixed maturities held to maturity:
        Maturities, sinking fund payments and calls .....................       $215,088        $293,104
        Sales ...........................................................         37,183          56,007
    Fixed maturities available for sale:
        Purchases .......................................................       (534,626)       (891,593)
        Maturities, sinking fund payments and calls .....................        505,204         464,058
        Sales ...........................................................          5,783         111,604
    Other investments, excluding policy loans:
        Purchases .......................................................       (119,594)       (123,188)
        Sales ...........................................................         84,085         118,370
    Change in amounts due from broker ...................................            327           4,706
    Change in amounts due to broker .....................................       (111,598)        (17,233)
                                                                             -----------     -----------

               Net cash provided by investing activities ................         81,852          15,835
                                                                             -----------     -----------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
        Considerations received .........................................        436,630         485,547
        Surrenders and other benefits ...................................       (822,899)       (947,015)
        Interest credited to account balances ...........................        310,784         338,815
    Universal life-type insurance policy loans:
        Issuance ........................................................        (24,238)        (25,429)
        Repayment .......................................................         18,390          18,483
    Dividends paid ............................................                  (70,000)        (60,000)
                                                                             -----------     -----------

               Net cash used in financing activities ................           (151,333)       (189,599)
                                                                             -----------     -----------

Net increase (decrease) in cash and cash equivalents ...................         124,717         (19,686)

Cash and cash equivalents at beginning of period ........................         22,453          19,686
                                                                             -----------     -----------

Cash and cash equivalents at end of period ..............................       $147,170      $       --
                                                                             ===========     ===========

                                                  See accompanying notes

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                  ($ thousands)
                                   (unaudited)

1.        General

          In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 1999, statements of income for the three months ended March 31, 1999 and 1998 and statements of cash flows for the three months ended March 31, 1999 and 1998.

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

          Purchased and written index options are carried at market value and included in other investments or other liabilities as appropriate. Gains or losses on index options that qualify as hedges are deferred and recognized in management and other fees in the same period as the hedged fee income. Gains or losses on index options that do not qualify as hedges are marked to market through the income statement.

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

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

3.        Statements of cash flows (continued)

          Cash paid for interest on borrowings totaled $528 and $3,094 for the three months ended March 31, 1999, and 1998, respectively. Cash (paid) refunded for income taxes totaled $(26,711) and $12,715 for the three months ended March 31, 1999 and 1998, respectively.

4.        Commitments and contingencies

          Commitments for purchases of investments in the ordinary course of business at March 31, 1999 aggregated $174,459.

          The maximum amount of risk retained by the Company on any one life is $750 of life and waiver of premium benefits plus $50 of accidental death benefits. The excesses are reinsured with other life insurance companies on a yearly renewable term basis.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  ($ thousands)
                                   (unaudited)
                                   (continued)


4.        Commitments and contingencies (continued)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998:

         Consolidated net income increased 7 percent to $141 million for the three months ended March 31, 1999, compared to $132 million in 1998. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges and an increase in spread rates.

         Premiums received totaled $1.0 billion for the three months ended March 31, 1999 compared to $1.1 billion a year ago. This is the result of decreased sales of fixed and variable annuities partially offset by increased sales of life insurance.

         Policyholder and contractholder charges increased to $101 million for the three months ended March 31, 1999, compared with $94 million a year ago. This increase was primarily due to higher life insurance in force.

         Management and other fees increased to $110 million for the three months ended March 31, 1999 compared with $99 million a year ago. This was primarily due to an increase in average separate account assets outstanding, resulting primarily from market appreciation. The Company provides investment management services for the mutual funds, which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

         Total benefits and expenses were $538 million for the three months ended March 31, 1999, a decrease of 2 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 8 percent to $311 million. This was due to lower aggregate amounts of fixed annuities in force and lower crediting rates, reflecting market conditions. Other insurance and operating expenses increased 26 percent as a result of business growth and technology costs related to growth initiatives.

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

         The Company has an available line of credit with its parent totaling $100 million. This line of credit is used strictly as a short-term source of funds. At March 31, 1999, outstanding borrowings under this agreement were $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $4 million at March 31, 1999.

         At March 31, 1999, approximately 11 percent of the Company's invested assets were below-investment-grade bonds, compared to 13 percent at December 31, 1998. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

         For the three months ended March 31, 1999, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

         At March 31, 1999, the Company had an allowance for losses on mortgage loans of $41 million.

         The Company paid $70 million in dividends to its parent during the three months ended March 31, 1999.

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

American Express' and AEFC's Y2K compliance effort is divided into two initiatives. The first, known as "Millenniax," relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET). The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express' individual business and staff units, including AEFC. American Express' and AEFC's plans for remediation of theY2K issue include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis, (iv) remediation/decommission, (v) testing and (vi) implementation. With respect to systems maintained by American Express and AEFC, the first three phases referred to above have largely been completed for both Millenniax and Business T. In addition, the remediation/decommission phase for critical systems is nearly complete. As of March 31, 1999, for Millenniax for American Express, the remediation/decommission, testing and implementation phases for critical and non-critical systems in total are 91%, 85% and 74% complete, respectively. For Millenniax for AEFC, such phases are 99%, 98% and 97% complete, respectively. For Business T for American Express, such phases are 94%, 85% and 84% complete, respectively. For Business T for AEFC, such phases are 85%, 80% and 80% complete, respectively.

American Express' cumulative costs since inception of the Y2K initiatives were $427 million through March 31, 1999 and are estimated to be in the range of $90
- $116 million for the remainder through 2000.* AEFC's cumulative costs since inception of the Y2K initiatives were $59 million through March 31, 1999 and are estimated to be in the range of $12 - $13 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express', AEFC's, or the Company's results of operations or financial condition.* Y2K costs related to Millenniax represent 6% and 1% of the AET budget for the years 1999 and 2000, respectively.*

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

American Express' and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to American Express, AEFC or the Company.

At this point, with remediation and testing of individual internal systems substantially complete, American Express' and AEFC's primary focus is on testing of systems on an integrated basis, independent validation of such testing and completing Y2K contingency plans. The contingency planning effort is a full-scale initiative that includes both internal and external experts under the guidance of an American Express-wide steering committee. The contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution and developing American Express' and AEFC's own technology infrastructure in lieu of those provided by third parties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

Such plans encompass the creation of both remediation and business resumption contingency plans, generally in accordance with guidelines established by the Federal Financial Institutions Examination Council. For critical systems that are not yet Y2K compliant, American Express and AEFC are on track to achieve remediation by the second quarter of 1999*; to the extent that unforeseen circumstances arise that result in non-compliance of any such systems, remediation contingency plans are also being developed to mitigate such risk. American Express' and AEFC's business resumption contingency planning effort is divided into four phases: (i) establishing organizational planning guidelines;
(ii) completing a business impact analysis; (iii) developing the business resumption contingency plans and (iv) validating and verifying the business resumption contingency plans. The first two of these phases have essentially been completed, and have identified and assessed the need for Y2K business resumption contingency plans for American Express' and AEFC's most critical core business processes. Such processes include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement, and travel reservations. The contingency plans also address third party systems that American Express' and AEFC's businesses interface with and rely upon, such as international telecommunications networks, global financial payment and clearing systems, and airline and other travel systems. American Express and AEFC expect that the development phase of their business resumption contingency plans will be substantially complete by the second quarter of 1999.* The final phase, which will include independent validation and verification of these plans, will take place during the third quarter of 1999.* American Express and AEFC will continue to refine their contingency planning activities throughout 1999 as additional information related to their exposures is gathered.* To the extent that there are Y2K failures that affect major internal processes or third party systems that American Express or AEFC relies upon, including but not limited to those described above, such failures could have a material impact on American Express and its businesses or subsidiaries, including the Company, through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.

For a more complete discussion of the Y2K issue, see pages eleven through thirteen of the Company's 1998 10-K report.

* Statements in this Y2K discussion marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of American Express or AEFC to successfully identify all systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with American Express or AEFC to successfully address their Y2K issues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

         On January 1, 1999, the Company adopted, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants (AICPA). The SOP requires the capitalization of certain costs incurred subsequent to December 31, 1998, in connection with developing or obtaining software for internal use. Adoption of the SOP did not have a material impact on the Company's earnings or financial position.

         On January 1, 1999 the Company also adopted SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments. The SOP requires recognition of liabilities for insurance-related assessments when information indicates it is probable an assessment will be imposed and the amount of the assessment can be reasonably estimated. The Company had previously been recognizing a liability for potential insurance-related assessments. Therefore, adoption of the SOP did not have a material impact on the Company's earnings or financial position.

PART II - OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

                     Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March 31, 1999.

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

                           4.5      Copy of Tax qualified Group Annuity
                                    Contract, Form 30369C, filed electronically as Exhibit 4.6 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                           4.6      Copy of Tax qualified Group Annuity
                                    Certificate, Form 30368C, filed
                                    electronically as Exhibit 4.6 to Post-
                                    Effective Amendment No. 10 to Registration
                                    Statement No. 33-28976 is incorporated
                                    herein by reference.

                           4.7 Copy of Group IRA Annuity Contract, Form 30372C, filed electronically as Exhibit 4.7 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                           4.8 Copy of Group IRA Annuity Certificate, Form 30371C, filed electronically as Exhibit 4.8 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                           4.9 Copy of Non-tax qualified Individual Annuity Contract, Form 30365D, filed electronically as Exhibit 4.9 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                           4.10 Copy of Endorsement No. 30379 to the Individual Annuity Contract, filed electronically as Exhibit 4.10 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                           4.11 Copy of Tax qualified Individual Annuity Contract, Form 30370C, filed electronically as Exhibit 4.11 to Post-Effective Amendment No. 10 to Registration Statement No. 33-28976 is incorporated herein by reference.

                           4.12 Copy of Individual IRA Annuity Contract, Form 30373C, filed electronically as Exhibit
                                    4.12 to Post-Effective Amendment No.10 to
                                    Registration Statement No. 33-28976 is
                                    incorporated herein by reference.

                           4.13     Copy of Endorsement No. 33007 filed
                                    electronically as Exhibit 4.13 to Post-
                                    Effective Amendment No. 12 to Registration
                                    Statement No. 33-28976 is incorporated
                                    herein by reference.

                           4.14 Copy of Group Annuity Contract, Form 30363D, filed electronically as Exhibit 4.1 to Post Effective Amendment No. 2 to Registration Statement No. 33-50968 is incorporated herein by reference.

                           4.15 Copy of Group Annuity Certificate, Form 30360D, filed electronically as Exhibit 4.2 to Post-Effective Amendment No.2 to Registration Statement No. 33-50968 is incorporated herein by reference.

                           4.16 Form of Deferred Annuity Contract, Form 30365E, filed electronically as Exhibit 4.3 to Post-Effective Amendment No. 2 to Registration Statement No. 33-50968 is incorporated herein by reference.

                           4.17 Form of Group Deferred Variable Annuity Contract, Form 34660, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 2 to Registration Statement No. 33-48701 is incorporated herein by reference.

                           4.18 Copy of Non-tax qualified Group Annuity Contract, Form 33111, filed electronically as Exhibit 4.1 to Registration Statement No.333-42793 is incorporated herein by reference.

                           4.19 Copy of Non-tax qualified Group Annuity Certificate, Form 33114, filed electroncially as Exhibit 4.2 to Registration Statement No. 333-42793 is incorporated herein by reference.

                           4.20     Copy of Tax qualified Group Annuity
                                    Contract, Form 33112, filed electronically as Exhibit 4.3 to Registration Statement No. 333-42793 is incorporated herein by reference.

                           4.21     Copy of Tax qualified Group Annuity
                                    Certificate, Form 33115, filed
                                    electronically as Exhibit 4.4 to
                                    Registration Statement No. 333-42793 is
                                    incorporated herein by reference.

                           4.22 Copy of Group IRA Annuity Contract, Form 33113, filed electronically as Exhibit 4.5 to Registration Statement No. 333-42793 is incorporated herein by reference.

                           4.23 Copy of Group IRA Annuity Certificate, Form 33116, filed electronically as Exhibit 4.6 to Registration Statement No.333-42793 is incorporated herein by reference.

                           4.24 Copy of Non-tax qualified Individual Annuity Contract, Form 30484, filed electronically as Exhibit 4.7 to Post-Effective Amendment No. 1 to Registration Statement No.333-42793 is incorporated herein by reference.

                           4.25 Copy of Tax qualified Individual Annuity Contract, Form 30485, filed electronically as Exhibit 4.8 to Post-Effective Amendment No. 1 to Registration Statement No. 333-42793 is incorporated herein by reference.

                           4.26 Copy of Individual IRA Contract, Form 30486 filed electronically as Exhibit 4.9 to Post-Effective Amendment No. 1 to Registration Statement No. 333-42793 is incorporated herein by reference.

                           27.      Financial data schedule is filed
                                    electronically herewith.

                           (b) No reports on Form 8-K were required to be filed by the Company for the nine months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                  IDS LIFE INSURANCE COMPANY

BY                                          /s/ Philip C. Wentzel
NAME AND TITLE                                  Philip C. Wentzel
                                                Vice President and Controller

DATE                                        May 11, 1999