Form 10-Q
period 1999-06-30
IDS LIFE INSURANCE CO
filed 1999-08-16
CIK 727892

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

                  For the quarterly period ended June 30, 1999

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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1999

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 1999 (unaudited) and
                  December 31, 1998                                   3 - 4

                  Consolidated Statements of Income for the
                  three months ended June 30, 1999 and 1998
                  (unaudited)                                             5

                  Consolidated Statements of Income for the
                  six months ended June 30, 1999 and 1998
                  (unaudited)                                             6

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1999 and 1998
                  (unaudited)                                         7 - 8

                  Notes to Consolidated Financial Statements
                  (unaudited)                                        9 - 11

         Item 2. Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                             12 - 17

PART II - OTHER INFORMATION                                         18 - 21

SIGNATURES                                                               22




                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ thousands, except per share amount)


                                                               June 30,  December 31,
ASSETS                                                          1999           1998
                                                       ----------------- -------------
                                   (unaudited)
Investments:
    Fixed maturities:
        Held to maturity, at amortized cost (Fair value:

            1999, $7,692,650; 1998, $8,420,035) .........   $ 7,560,309     $7,964,114
        Available for sale, at fair value (Amortized cost:
            1999, $13,969,069; 1998, $13,344,949) ........    13,538,079    13,613,139
                                                             -----------   -----------

                                                              21,098,388    21,577,253

    Mortgage loans on real estate ........................     3,555,273     3,505,458
    Policy loans .........................................       543,370       525,431
    Other investments ....................................       428,518       366,604
                                                             -----------   -----------

                     Total investments ...................    25,625,549    25,974,746

Cash and cash equivalents ................................       226,251        22,453

Amounts recoverable from reinsurers ......................       292,200       262,260

Amounts due from brokers .................................          --             327

Other accounts receivable ................................        57,263        47,963

Accrued investment income ................................       375,897       366,574

Deferred policy acquisition costs ........................     2,526,412     2,496,352

Deferred income taxes ....................................       125,050           --

Other assets .............................................        24,791        30,487

Separate account assets ..................................    30,060,735    27,349,401
                                                             -----------   -----------

                     Total assets ........................   $59,314,148   $56,550,563
                                                             ===========   ===========



                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                     ($ thousands, except per share amount)
                                   (continued)


                                                                June 30, December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               1999         1998
                                                       ------------------ ------------
                                   (unaudited)
Liabilities:
    Future policy benefits:
        Fixed annuities .................................   $20,943,750   $21,172,303
        Universal life-type insurance ...................     3,373,013     3,343,671
        Traditional life insurance ......................       222,546       225,306
        Disability income and
            long-term care insurance ....................       731,227       660,320
    Policy claims and other
        policyholders' funds ............................        96,607        70,309
    Amounts due to brokers ..............................       529,282       195,406
    Deferred income taxes ...............................            --        16,930
    Other liabilities ...................................       477,253       410,285
    Separate account liabilities ........................    30,060,735    27,349,401
                                                            -----------   -----------

                     Total liabilities ..................    56,434,412    53,443,931
                                                            -----------   -----------

Stockholder's equity:
    Capital stock, $30 par value per share;
        100,000 shares authorized, issued and outstanding         3,000         3,000
    Additional paid-in capital ..........................       288,327       288,327
    Accumulated other comprehensive income, net of tax:
      Net unrealized securities (losses) gains ..........      (136,328)      169,584
    Retained earnings ...................................     2,724,737     2,645,721
                                                            -----------   -----------

                     Total stockholder's equity .........     2,879,736     3,106,632
                                                            -----------   -----------

Total liabilities and stockholder's equity ..............   $59,314,148   $56,550,563
                                                            ===========   ===========

                       See accompanying notes .


                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                           Three months ended
                                                                              June 30,
                                                                             1999       1998
                                                                        ------------- ---------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $  13,670   $  13,578
        Disability income and
          long-term care insurance ....................................      47,826      42,693
                                                                          ---------   ---------
                     Total premiums ...................................      61,496      56,271

    Policyholder and contractholder charges ...........................      103,945      94,918
    Management and other fees .........................................      115,445     103,781
    Net investment income .............................................     486,238      495,473
    Net realized gain (loss) on investments ...........................       5,758        2,214
                                                                          ---------    ---------
                     Total revenues ...................................     772,882      752,657
                                                                          ---------    ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       7,328       8,376
        Universal life-type insurance
            and investment contracts ..................................      29,985      27,773
        Disability income and
            long-term care insurance ..................................       7,611       6,851
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................       1,635       1,617
            Disability income and
                 long-term care insurance .............................      21,560      18,690
    Interest credited on universal life-type
        insurance and investment contracts ............................     313,602     333,428
    Amortization of deferred policy
        acquisition costs .............................................      96,785      93,026
    Other insurance and operating expenses ............................      72,275      66,722
                                                                          ---------   ---------
                     Total benefits and expenses ......................     550,781     556,483
                                                                          ---------   ---------

Income before income taxes ............................................     222,101     196,174

Income taxes ..........................................................      53,952      57,015
                                                                          ---------   ---------

Net income ............................................................   $ 168,149   $ 139,159
                                                                          =========   =========

                                                See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                           Six months ended
                                                                              June 30,
                                                                             1999       1998
                                                                        ------------- ---------
Revenues:
    Premiums:
        Traditional life insurance ....................................   $  27,047   $  26,893
        Disability income and
          long-term care insurance ....................................      95,261      83,484
                                                                          ---------   ---------
                     Total premiums ...................................      122,308    110,377

    Policyholder and contractholder charges ...........................      205,119    188,542
    Management and other fees .........................................      225,442    202,877
    Net investment income .............................................     967,370     997,358
    Net realized gain (loss) on investments ...........................       9,461       (609)
                                                                          ---------   ---------
                     Total revenues ...................................    1,529,701  1,498,545
                                                                          ---------   ---------

Benefits and expenses:
    Death and other benefits:
        Traditional life insurance ....................................       15,101     16,059
        Universal life-type insurance
            and investment contracts ..................................       57,648     51,764
        Disability income and
            long-term care insurance ..................................       14,740     14,070
    Increase in liabilities for
        future policy benefits:
            Traditional life insurance ................................        3,226      3,172
            Disability income and
                 long-term care insurance .............................       41,525     35,420
    Interest credited on universal life-type
        insurance and investment contracts ............................      624,387    672,242
    Amortization of deferred policy
        acquisition costs .............................................      190,354    190,272
    Other insurance and operating expenses ............................      142,055    122,122
                                                                          ---------   ---------
                     Total benefits and expenses ......................    1,089,036  1,105,121
                                                                          ---------   ---------

Income before income taxes ............................................     440,665     393,424

Income taxes ..........................................................     131,649     122,307
                                                                          ---------   ---------

Net income ............................................................   $ 309,016   $ 271,117
                                                                          =========   =========

                                                See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)

                                                                        Six months ended
                                                                          June 30 31,
                                                                        1999        1998
                                                                    -----------  -----------
Cash flows from operating activities:
    Net income ...................................................   $ 309,016    $ 271,117
    Adjustments to reconcile net income to
        net cash provided by operating activities:
            Policy loans, excluding universal
               life-type insurance:
                  Issuance .......................................     (27,212)     (27,951)
                  Repayment ......................................      25,876       31,481
            Change in reinsurance recoverable ....................     (29,940)     (25,191)
            Change in other accounts receivable ..................      (9,300)     (19,803)
            Change in accrued investment income ..................      (9,323)      (3,162)
            Change in deferred policy
               acquisition costs, net ............................     (15,245)      (3,365)
            Change in liabilities for future policy
               benefits for  traditional life,
               disability income and
               long-term care insurance ..........................      68,147       65,115
            Change in policy claims and other
               policyholders' funds ..............................      26,298        2,929
            Change in deferred income taxes ......................      22,743      (11,211)
            Change in other liabilities ..........................      66,968      (19,707)
            Amortization of premium
          (accretion of discount), net ............                      2,445        1,808
            Net realized (gain) loss on investments ..................  (9,461)         609
            Policyholder and contractholder charges,
               non-cash ..........................................     (87,597)     (83,617)
            Other, net ...........................................      (6,181)      (2,048)
                                                                     ---------    ---------

               Net cash provided by operating activities             $ 327,234     $177,004
                                                                     ---------    ---------


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

                                                                                 Six months ended
                                                                                       June 30,
                                                                                 1999          1998
                                                                           ---------------   ---------
Cash flows from investing activities:
    Fixed maturities held to maturity:
        Purchases                                                              $(859)            $  0
        Maturities, sinking fund payments and calls .....................    356,447          630,758
        Sales ...........................................................     42,965          214,384
    Fixed maturities available for sale:
        Purchases ....................................................... (1,662,373)      (1,703,554)
        Maturities, sinking fund payments and calls .....................    896,855        1,037,675
        Sales ...........................................................    389,920          182,317
    Other investments, excluding policy loans:
        Purchases .......................................................   (301,977)        (306,099)
        Sales ...........................................................    179,616          237,222
    Change in amounts due from broker ...................................        327            7,620
    Change in amounts due to broker .....................................    333,876          129,639
                                                                          -----------     -----------

               Net cash provided by investing activities ................    234,797          429,962
                                                                          -----------    -----------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
        Considerations received .........................................    954,742         953,403
        Surrenders and other benefits ................................... (1,690,731)     (1,973,540)
        Interest credited to account balances ...........................    624,375         672,062
    Universal life-type insurance policy loans:
        Issuance ........................................................    (50,525)       (50,511)
        Repayment .......................................................     33,906         37,164
    Dividends paid ............................................             (230,000)      (120,000)
                                                                         -----------    -----------

               Net cash used in financing activities ................       (358,233)      (481,422)
                                                                         -----------    -----------

Net increase in cash and cash equivalents ..............................     203,798        125,544

Cash and cash equivalents at beginning of period ........................     22,453         19,686
                                                                         -----------    -----------

Cash and cash equivalents at end of period ..............................   $226,251       $145,230
                                                                         ===========    ===========

                                                  See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                                  ($ thousands)
                                   (unaudited)

1.       General

         In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 1999, statements of income for the three and six months ended June 30, 1999 and 1998 and statements of cash flows for the six months ended June 30, 1999 and 1998.

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

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

3.       Statements of cash flows (continued)

         Cash paid for interest on borrowings totaled $1,535 and $6,318 for the six months ended June 30, 1999, and 1998, respectively. Cash paid for income taxes totaled $135,986 and $125,545 for the six months ended June 30, 1999 and 1998, respectively.

4.       Commitments and contingencies

         Commitments for purchases of investments in the ordinary course of business at June 30, 1999 aggregated $149,465.

         The maximum amount of risk retained by the Company on any one life is $750 of life and waiver of premium benefits plus $50 of accidental death benefits. The excesses are reinsured with other life insurance companies on a yearly renewable term basis.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                  ($ thousands)
                                   (unaudited)
                                   (continued)


4.       Commitments and contingencies (continued)

         A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and AEFC do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. The Company and AEFC, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing Company insurance policy with a new Company policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. The Company and AEFC filed an answer to the Complaint on February 18, 1997, denying the allegations. A second action, entitled Arnold Mork, Isabella Mork, Ronald Melchert and Susan Melchert vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in the same court on March 21, 1997. In addition to claims that are included in the Benacquisto lawsuit, the second action includes an allegation of improper replacement of an existing IDS Life annuity contract. A subsequent class action, Richard Thoresen and Elizabeth Thoresen vs. AEFC, American Partners Life Insurance Company, American Enterprise Life Insurance Company, American Centurion Life Assurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York, was filed in the same court on October 13, 1998 alleging that the sale of annuities in tax-deferred contributory retirement investment plans (e.g. IRA's) was done through deceptive marketing practices, which the company denies. Plaintiffs in each of the aforementioned actions seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998:

         Consolidated net income increased 14 percent to $309 million for the six months ended June 30, 1999, compared to $271 million in 1998. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges and an increase in spread rates.

         Premiums received totaled $2.2 billion for the six months ended June 30, 1999, the same amount as one year ago.

         Policyholder and contractholder charges increased to $205 million for the six months ended June 30, 1999, compared with $189 million a year ago. This increase was primarily due to an increase in life insurance in force.

         Management and other fees increased to $225 million for the six months ended June 30, 1999 compared with $203 million a year ago. This was primarily due to an increase in average separate account assets outstanding, resulting primarily from market appreciation. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts. Net investment income decreased to $967 million for the six months ended June 30, 1999 compared to $997 million one year ago. This is primarily due to lower outstanding bond balances at June 30, 1999 compared to June 30, 1998.

         Total benefits and expenses were $1.1 billion for the six months ended June 30, 1999, a decrease of 1 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 7 percent to $624 million. This was due to lower aggregate amounts of fixed annuities in force and lower crediting rates, reflecting market conditions. Other insurance and operating expenses increased 16 percent as a result of business growth and technology costs related to growth initiatives.

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

         The Company has an available line of credit with its parent totaling $100 million. This line of credit is used strictly as a short-term source of funds. At June 30, 1999, outstanding borrowings under this agreement were $90 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $20 million at June 30, 1999.

         At June 30, 1999, approximately 11 percent of the Company's invested assets were below-investment-grade bonds, compared to 13 percent at December 31, 1998. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

         For the six months ended June 30, 1999, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

         At June 30, 1999, the Company had an allowance for losses on mortgage loans of $40 million.

         The Company paid $230 million in dividends to its parent during the six months ended June 30, 1999.

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

American Express and AEFA began addressing the Y2K issue in 1995 and have established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, data back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. American Express' and AEFC's Y2K compliance effort is divided into two initiatives. The first, known as "Millenniax," relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET). The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by American Express' individual business and staff units, including AEFC. American Express' and AEFC's plans for remediation of the Y2K issue include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis, (iv) remediation/decommission, (v) testing and (vi) implementation. With respect to the Millenniax systems and Business T assets for both American Express and AEFC, all of the program phases referred to above are at least 99 percent complete.

American Express' cumulative costs since inception of the Y2K initiatives were $471 million through June 30, 1999 and are estimated to be in the range of $46 - $72 million for the remainder through 2000.* AEFC's cumulative costs since inception of the Y2K initiatives were $63 million through June 30, 1999 and are estimated to be in the range of $6.5 - $8 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on American Express', AEFC's or the Company's results of operations or financial condition.* Y2K costs related to Millenniax represent 6 percent and 1 percent of the AET budget for the years 1999 and 2000, respectively.*

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

American Express' and AEFC's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. American Express and AEFC are working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to American Express and AEFC of Y2K. As part of their overall compliance program, American Express and AEFC are actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to American Express and AEFC in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to American Express, AEFC or the Company.*

At this point, with remediation and testing of individual internal systems substantially complete, American Express' and AEFC's primary focus is on performing additional targeted integration testing of systems that support their most critical business functions, independent validation of such testing and completing Y2K contingency plans for all critical systems and, to a lesser extent, certain non-critical systems. A substantial portion of the integrated testing and related validation has been completed, with the remainder scheduled to be completed during the third quarter of 1999.*

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

The contingency planning effort is a full-scale initiative that includes both internal and external experts under the guidance of an American Express-wide steering committee. The contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution, setting-up manual back-up processes, creating command centers, establishing additional roll-over management procedures and scheduling the availability of key personnel.

The Y2K contingency plans have been developed generally in accordance with guidelines established by the Federal Financial Institutions Examination Council. This effort is divided into four phases: (i) establishing organizational planning guidelines, (ii) completing a business impact analysis,
(iii) developing the contingency plans and (iv) validating and verifying the contingency plans. The first three of these phases have essentially been completed, and have identified and assessed the need for, and developed, Y2K contingency plans for American Express' and AEFC's most critical core business functions. Such functions include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement and travel reservations. These contingency plans also address third party systems that American Express' and AEFC's businesses interface with and rely upon, such as international telecommunications networks and utilities, global financial payment and clearing systems, and airline and other travel systems. The final phase of American Express' and AEFC's contingency planning, which will include validation and verification of the contingency plans, will take place during the third quarter of 1999.* American Express and AEFC will continue to refine their contingency planning activities throughout 1999 as additional information related to their exposures is gathered.* To the extent that there are Y2K failures that affect major internal processes or third party systems that American Express or AEFC relies upon, including but not limited to those described above, such failures could have a material impact on American Express and its businesses or subsidiaries, including the Company, through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.* At this point it appears that some of the major industries in certain countries outside the United States, such as telecommunications and utilities, have made less progress in the Y2K compliance effort and, as a result, may present a somewhat greater exposure to American Express, AEFC and the Company.*

For additional information relating to the Y2K issue, see pages eleven through thirteen of the Company's 1998 10-K report.


* Statements in this Y2K discussion marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of American Express or AEFC to successfully identify all systems containing two-digit codes, the nature and amount of programming and other resources required to fix and test the affected systems, the costs of labor and consultants related to such efforts as well as those involving the development and implementation of contingency plans, the continued availability of such personnel, the ability of third parties that interface with American Express or AEFC to successfully address their Y2K issues, and the ability of American Express and AEFC to assess potential internal and external Y2K exposures and develop effective contingency plans in connection therewith.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

         On January 1, 1999, the Company adopted, Statement of Position (SOP) 98-1,"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was issued by the American Institute of Certified Public Accountants (AICPA). The SOP requires the capitalization of certain costs incurred subsequent to December 31, 1998, in connection with developing or obtaining software for internal use. Adoption of the SOP did not have a material impact on the Company's earnings or financial position.

         On January 1, 1999 the Company also adopted SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments". The SOP requires recognition of liabilities for insurance-related assessments when information indicates it is probable an assessment will be imposed and the amount of the assessment can be reasonably estimated. The Company had previously been recognizing a liability for potential insurance-related assessments. Therefore, adoption of the SOP did not have a material impact on the Company's earnings or financial position.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended June 30, 1999.

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

                           4.1 Copy of Non-tax qualified Group Annuity Contract, Form 30363C, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

                           4.2 Copy of Non-tax qualified Group Annuity Certificate, Form 30360C, filed electronically as Exhibit 4.2 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

                          4.13 Copy of Endorsement No. 33007 filed electronically as Exhibit 4.13 to Post-Effective Amendment No. 12 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

                           4.17 Form of Group Deferred Variable Annuity Contract, Form 34660, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 2 to Registration Statement
                                    No. 33-48701 is incorporated herein by
                                    reference.

                           4.18 Copy of Non-tax qualified Group Annuity Contract, Form 33111, filed electronically as Exhibit 4.1 to Registration Statement No. 333-42793 is incorporated herein by reference.

                           4.19 Copy of Non-tax qualified Group Annuity Certificate, Form 33114, filed electronically as Exhibit 4.2 to Registration Statement No. 333-42793 is incorporated herein by reference.

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

                           4.23 Copy of Group IRA Annuity Certificate, Form 3116, filed electronically as Exhibit 4.6 to Registration Statement No.333-42793 is incorporated herein by reference.

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

                           4.26 Copy of Individual IRA Contract, Form 30486, filed electronically as Exhibit 4.9 to Post-Effective Amendment No. 1 to Registration Statement No. 333-42793 is incorporated herein by reference.

                           27.      Financial data schedule is filed
                                    electronically herewith.

                           (b) No reports on Form 8-K were required to be filed by the Company for the six months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                  IDS LIFE INSURANCE COMPANY

BY
                                            /s/Philip C. Wentzel
NAME AND TITLE                              Philip C. Wentzel
                                            Vice President and Controller

DATE                                        August 11, 1999