Form 10-Q
period 1999-09-30
IDS LIFE INSURANCE CO
filed 1999-11-12
CIK 727892

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

                For the quarterly period ended September 30, 1999

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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1999

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1999 (unaudited) and
                  December 31, 1998                                   3 - 4

                  Consolidated Statements of Income for the
                  three months ended September 30, 1999 and 1998
                  (unaudited)                                             5

                  Consolidated Statements of Income for the
                  nine months ended September 30, 1999 and 1998
                  (unaudited)                                             6

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 1999 and 1998
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


                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  ($ thousands)


                                                              September 30,          December 31,
ASSETS                                                            1999                   1998
                                                             ----------------      ------------------
                                                               (unaudited)

Investments:
    Fixed Maturities:
       Held to maturity, at amortized cost (Fair value:
            1999, $7,418,127; 1998,$8,420,035)                    $7,348,073              $7,964,114
       Available for sale, at fair value (Amortized cost:
            1999, $13,971,969; 1998, $13,344,949)                 13,545,662              13,613,139
                                                             ----------------      ------------------

                                                                  20,893,735              21,577,253

    Mortgage loans on real estate                                  3,549,240               3,505,458
    Policy loans                                                     551,485                 525,431
    Other investments                                                461,630                 366,604
                                                             ----------------      ------------------

                  Total investments                               25,456,090              25,974,746

Cash and cash equivalents                                             21,131                  22,453

Amounts recoverable from reinsurers                                  306,289                 262,260

Amounts due from brokers                                               1,326                     327

Other accounts receivable                                              8,185                  47,963

Accrued investment income                                            349,879                 366,574

Deferred policy acquisition costs                                  2,558,907               2,496,352

Deferred income taxes                                                174,356                      --

Other assets                                                          43,335                  30,487

Separate account assets                                           28,895,778              27,349,401
                                                             ----------------      ------------------

                  Total assets                                   $57,815,276             $56,550,563
                                                             ================      ==================


                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       ($ thousands, except share amounts)
                                   (continued)


                                                               September 30,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               1999                   1998
                                                              ----------------      ------------------
                                                                (unaudited)

Liabilities:
    Future policy benefits:
       Fixed annuities                                            $20,776,918             $21,172,303
       Universal life-type insurance                                3,377,499               3,343,671
       Traditional life insurance                                     224,876                 225,306
       Disability income and
           long-term care insurance                                   772,513                 660,320
    Policy claims and other
       policyholders' funds                                            59,169                  70,309
    Amounts due to brokers                                            301,393                 195,406
    Deferred income taxes                                                  --                  16,930
    Other                                                             565,949                 410,285
    liabilities
    Separate account liabilities                                   28,895,778              27,349,401
                                                              ----------------      ------------------

                     Total liabilities                             54,974,096              53,443,931
                                                              ----------------      ------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                3,000                   3,000
    Additional paid-in capital                                        288,327                 288,327
    Accumulated other comprehensive income, net of tax:
        Net unrealized securities (losses) gains                    (268,211)                 169,584
    Retained earnings                                               2,818,065               2,645,721
                                                              ----------------      ------------------

                     Total stockholder's equity                     2,841,180               3,106,632
                                                              ----------------      ------------------

Total liabilities and stockholder's equity                        $57,815,276             $56,550,563
                                                              ================      ==================

                           See accompanying notes.


                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                        Three months ended
                                                                           September 30,
                                                                   1999                   1998
                                                              ----------------      ------------------
Revenues:

    Premiums:
       Traditional life insurance                                     $13,314                 $13,391
       Disability income and
         long-term care insurance                                      51,384                  44,570
                                                              ----------------      ------------------
                     Total premiums                                    64,698                  57,961

    Policyholder and contractholder charges                            99,872                  95,919
    Management and other fees                                         119,551                  93,268
    Net investment income                                             462,424                 492,488
    Net realized gain on investments                                    7,996                   4,429
                                                              ----------------      ------------------
                     Total revenues                                   754,541                 744,065
                                                              ----------------      ------------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                       7,459                   7,223
       Universal life-type insurance
             and investment contracts                                  30,371                  26,673
       Disability income and
             long-term care insurance                                   8,220                   7,120
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                 2,221                   1,313
             Disability income and
                long-term care insurance                               23,948                  20,201
    Interest credited on universal life-type
       insurance and investment contracts                             298,685                 321,008
    Amortization of deferred policy
       acquisition costs                                               88,947                  93,864
    Other insurance and operating expenses                             79,191                  81,967
                                                              ----------------      ------------------
                     Total benefits and expenses                      539,042                 559,369
                                                              ----------------      ------------------

Income before income taxes                                            215,499                 184,696

Income taxes                                                           62,171                  54,170
                                                              ----------------      ------------------

Net income                                                           $153,328                $130,526
                                                              ================      ==================

                             See accompanying notes.


                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                   1999                   1998
                                                              ----------------      ------------------
Revenues:

    Premiums:
       Traditional life insurance                                     $40,361                 $40,284
       Disability income and
         long-term care insurance                                     146,645                 128,054
                                                              ----------------      ------------------
                     Total premiums                                   187,006                 168,338

    Policyholder and contractholder charges                           304,991                 284,461
    Management and other fees                                         344,993                 296,145
    Net investment income                                           1,429,794               1,489,846
    Net realized gain on investments                                   17,457                   3,820
                                                              ----------------      ------------------
                     Total revenues                                 2,284,242               2,242,610
                                                              ----------------      ------------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                      22,560                  23,282
       Universal life-type insurance
             and investment contracts                                  88,019                  78,437
       Disability income and
             long-term care insurance                                  22,960                  21,190
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                 5,447                   4,485
             Disability income and
                long-term care insurance                               65,473                  55,621
    Interest credited on universal life-type
       insurance and investment contracts                             923,072                 993,250
    Amortization of deferred policy
       acquisition costs                                              279,301                 284,136
    Other insurance and operating expenses                            221,246                 204,089
                                                              ----------------      ------------------
                     Total benefits and expenses                    1,628,078               1,664,490
                                                              ----------------      ------------------

Income before income taxes                                            656,164                 578,120

Income taxes                                                          193,820                 176,477
                                                              ----------------      ------------------

Net income                                                           $462,344                $401,643
                                                              ================      ==================

                             See accompanying notes.


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($thousands)
                                   (unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                   1999                   1998
                                                              ----------------      ------------------
Cash flows from operating activities:

    Net income                                                       $462,344                $401,643
    Adjustments to reconcile net income to
       net cash provided by operating activities:
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                           (43,764)                (42,396)
                  Repayment                                            40,865                  45,556
             Change in amounts recoverable from reinsurers           (44,029)                (39,219)
             Change in other accounts receivable                       39,778                 (8,538)
             Change in accrued investment income                       16,695                     638
             Change in deferred policy
                acquisition costs, net                               (41,585)                (13,921)
             Change in liabilities for future policy
                benefits for  traditional life,
                disability income and
                long-term care insurance                              111,763                 101,092
             Change in policy claims and other
                policyholders' funds                                 (11,140)                     986
             Change in deferred income taxes                           44,451                (16,221)
             Change in other liabilities                              155,664                (26,932)
             Accretion of discount, net                              (14,986)                   (108)
             Net realized gain on investments                        (17,457)                 (3,820)
             Policyholder and contractholder charges,
                non-cash                                            (131,370)               (126,424)
             Other, net                                               (6,897)                   8,689
                                                              ----------------      ------------------

                Net cash provided by operating activities            $560,332                $281,025
                                                              ----------------      ------------------





                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

                                                                         Nine months ended
                                                                           September 30,
                                                                   1999                   1998
                                                              ----------------      ------------------
Cash flows from investing activities:

    Fixed maturities held to maturity:
       Purchases                                                       ($859)                ($1,020)
       Maturities, sinking fund payments and calls                    572,084                 964,874
       Sales                                                           42,952                 235,683
    Fixed maturities available for sale:
       Purchases                                                  (3,141,968)             (2,305,827)
       Maturities, sinking fund payments and calls                  1,212,007               1,457,454
       Sales                                                        1,358,234                 205,777
    Other investments, excluding policy loans:
       Purchases                                                    (474,322)               (424,042)
       Sales                                                          314,686                 406,663
    Change in amounts due from broker                                   (999)                   7,620
    Change in amounts due to broker                                   105,987                (66,636)
                                                              ----------------      ------------------

              Net cash (used in) provided by investing
              activities                                             (12,198)                 480,546
                                                              ----------------      ------------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                      1,455,882               1,393,409
       Surrenders and death benefits                              (2,615,240)             (2,929,807)
       Interest credited to account balances                          923,072                 993,250
    Universal life-type insurance policy loans:
       Issuance                                                      (75,483)                (75,904)
       Repayment                                                       52,312                  52,069
    Cash dividends to parent                                        (290,000)               (180,000)
                                                              ----------------      ------------------

              Net cash used in financing activities                 (549,457)               (746,983)
                                                              ----------------      ------------------

Net (decrease) increase in cash and cash equivalents                  (1,322)                  14,588

Cash and cash equivalents at beginning of period                       22,453                  19,686
                                                              ----------------      ------------------

Cash and cash equivalents at end of period                            $21,131                 $34,274
                                                              ================      ==================

                             See accompanying notes.


                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                  ($ thousands)
                                   (unaudited)

1.       General

In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 1999, statements of income for the three and nine months ended September 30, 1999 and 1998 and statements of cash flows for the nine months ended September 30, 1999 and 1998.

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

                          IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

3.       Statements of cash flows (continued)

Cash paid for interest on borrowings totaled $2,838 and $10,550 for the nine months ended September 30, 1999, and 1998, respectively. Cash paid for income taxes totaled $170,533 and $175,768 for the nine months ended September 30, 1999 and 1998, respectively.

4.       Commitments and contingencies

Commitments for purchases of investments in the ordinary course of business at September 30, 1999 aggregated $150,493.

The maximum amount of risk retained by the Company on any one life is $750 of life and waiver of premium benefits plus $50 of accidental death benefits. The excesses are reinsured with other life insurance companies on a yearly renewable term basis.

                          IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  ($ thousands)
                                   (unaudited)
                                   (continued)


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998:

Consolidated net income increased 15 percent to $462 million for the nine months ended September 30, 1999, compared to $402 million in 1998. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges and an increase in spread rates.

Premiums received totaled $3.4 billion for the nine months ended September 30, 1999, compared to $3.3 billion a year ago. Increased sales of variable annuities and life insurance were partially offset by decreased sales of fixed annuities.


Policyholder and contractholder charges increased to $305 million for the nine months ended September 30, 1999, compared with $284 million a year ago. This increase was primarily due to an increase in life insurance in force.

Management and other fees increased to $345 million for the nine months ended September 30, 1999 compared with $296 million a year ago. This was primarily due to an increase in average separate account assets outstanding, resulting primarily from market appreciation. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.


Net investment income decreased to $1,430 million for the nine months ended September 30, 1999 compared to $1,490 million one year ago. This is primarily due to lower investments in fixed maturities at September 30, 1999 compared to September 30, 1998.

Total benefits and expenses were $1.6 billion for the nine months ended September 30, 1999, a decrease of 2 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 7 percent to $923 million. This was due to lower aggregate amounts of fixed annuities in force and lower crediting rates, reflecting market conditions. Other insurance and operating expenses increased 8 percent as a result of business growth and technology costs related to growth initiatives.

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

The Company has an available line of credit with its parent totaling $100 million. This line of credit is used strictly as a short-term source of funds. At September 30, 1999, outstanding borrowings under this agreement were $100 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $5.5 million at September 30, 1999.

At September 30, 1999, approximately 11 percent of the Company's invested assets were below-investment-grade bonds, compared to 13 percent at December 31, 1998. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

For the nine months ended September 30, 1999, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.


At September 30, 1999, the Company had an allowance for losses on mortgage loans of $41 million.

The Company paid $290 million in dividends to its parent during the nine months ended September 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

On January 1, 1999, the Company adopted, Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was issued by the American Institute of Certified Public Accountants (AICPA). The SOP requires the capitalization of certain costs incurred subsequent to December 31, 1998, in connection with developing or obtaining software for internal use. Adoption of the SOP did not have a material impact on the Company's earnings or financial position.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Year 2000

The Company began addressing the Year 2000 (Y2K) issue in 1995 and has established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, data back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. The Y2K compliance effort is divided into two initiatives. The first, known as "Millenniax," relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET). The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by the Company's individual business and staff units. Our plans for remediation of the Y2K issue include the following program phases: (i) employee awareness and mobilization,
(ii) inventory collection and assessment, (iii) impact analysis, (iv) remediation/decommission, (v) testing and (vi) implementation. With respect to the Millenniax systems and Business T assets, all of the program phases referred to above are at least 99 percent complete.

The Company's cumulative costs since inception of the Y2K initiatives were $495 million through September 30, 1999 and are estimated to be in the range of $22 - $48 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on the Company's results of operations or financial condition.* Y2K costs related to Millenniax represent 6 percent and 1 percent of the AET budget for the years 1999 and 2000, respectively.*

The Company's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. The Company is working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to us of Y2K. As part of our overall compliance program, the Company is actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to us in writing that they are addressing their Y2K issues on a timely basis, the Company does not directly control the remediation efforts of such parties, and therefore cannot provide assurances that they will be Y2K compliant. The failure of external parties to resolve their own Y2K issues in a timely manner could have a material adverse effect on the Company.*

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

During the third quarter of 1999 our plans for targeted integrated testing of systems that support our most critical business functions, and independent validation of such testing, were completed. At this point, the Company is in the process of finalizing specific Y2K contingency plans and establishing plans to address our year-end activities related to Y2K. Our contingency planning effort, which addresses all critical systems and, to a lesser extent, certain non-critical systems, is a full-scale initiative that includes both internal and external experts under the guidance of a Company-wide steering committee. Our contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution and setting up manual back-up processes.


Our Y2K contingency plans have been developed generally in accordance with guidelines established by the Federal Financial Institutions Examination Council. This effort is divided into four phases: (i) establishing organizational planning guidelines, (ii) completing a business impact analysis,
(iii) developing the contingency plans and (iv) validating and verifying the contingency plans. These phases are to be followed by a detailed year-end plan.* All four of the above phases have essentially been completed, and have identified and assessed the need for, and developed, Y2K contingency plans for the Company's most critical core business functions. Such functions include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement and travel reservations. These contingency plans also address third party systems that the Company's businesses interface with and rely upon, such as international telecommunications networks and utilities, global financial payment and clearing systems, and airline and other travel systems.


Going forward, our primary focus will be on planning year-end activities related to Y2K.* Such activities include the establishment of global command centers; scheduling the availability of key personnel; establishing additional roll-over management procedures, including proactive monitoring of select critical functions and assets; the development of Y2K incident tracking and reporting tools; and the establishment of specific Y2K-related communications.* Additionally, rehearsals of these year-end activities will be conducted during the fourth quarter of 1999.*

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

The Company will continue to refine its contingency and year-end planning activities throughout 1999 as additional information related to our exposures is gathered.* To the extent that there are Y2K failures that affect major internal processes or third party systems that the Company relies upon, including but not limited to those described above, such failures could have a material impact on the Company and its businesses or subsidiaries through business interruption or shutdown, financial loss, regulatory actions, reputational damage and legal liability to third parties.* At this point it appears that some of the major industries in certain countries outside the United States, such as telecommunications and utilities, have made less progress in the Y2K compliance effort and, as a result, may present a somewhat greater exposure to the Company.*

For additional information relating to the Y2K issue, see pages eleven through thirteen of the Company's 1998 annual report to shareholders, which is incorporated by reference in the Company's 1998 10-K report, and the Company's 10-Q reports for the quarterly periods ended March 31, 1999 and June 30, 1999.

* Statements in this Y2K discussion marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of the Company to successfully identify all systems containing two-digit codes, the nature and amount of programming and other resources required to fix and test the affected systems, the costs of labor and consultants related to such efforts as well as those involving the development and implementation of contingency plans, the continued availability of such personnel, the ability of third parties that interface with the Company to successfully address their Y2K issues, and the ability of the Company to assess potential internal and external Y2K exposures and develop effective contingency plans in connection therewith.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 1999.

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                           4.5      Copy   of  Tax   qualified   Group   Annuity
                                    Contract, Form 30369C, filed electronically as Exhibit 4.5 to Post-Effective Amendment No. 10 to Registration Statement
                                    No. 33-28976 is incorporated herein by
                                    reference.

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

                           4.23 Copy of Group IRA Annuity Certificate, Form 33116, filed electronically as Exhibit 4.6 to Registration Statement No. 333-42793 is incorporated herein by reference.

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

                           (b) No reports on Form 8-K were required to be filed
                               by the Company for the nine months
                               ended September 30, 1999.

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

DATE                                        November 11, 1999