Form 10-K
period 1999-12-31
IDS LIFE INSURANCE CO
filed 2000-03-30
CIK 727892

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT   OF 1934

                   For the fiscal year ended December 31, 1999

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

                                     PART I
ITEM 1.  BUSINESS

IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. The Company is the fourteenth largest life insurance company in the United States, with consolidated assets at December 31, 1999 of $64.4 billion. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are wholly owned subsidiaries of the Company and serve New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Partners Life Insurance Company and American Express Corporation.

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

The Company's fixed annuity contracts guarantee a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company has the option of paying a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers fixed/variable annuity products offering the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicles. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investments. At December 31, 1999, the Company had $52.4 billion of fixed and variable annuities in force, an increase of 13 percent from the prior year end.

The Company's principal insurance product is the flexible-premium, adjustable-benefit universal life insurance policy. In this type of insurance policy, premium payments either accumulate interest in a fixed account or purchase units in one or more variable accounts. The policyholder has access to the cash surrender value in whole or in part after the first year. The size of the cash value of the fund can also be controlled by the policyholder by increasing or decreasing premiums, subject only to maintaining a required minimum to keep the policy in force. Monthly deductions from the cash value of the policy are made for the cost of insurance, expense charges and any policy riders. At December 31, 1999, the Company had $71.4 billion of fixed and variable universal life-type insurance in force, up 11 percent from December 31, 1998.

Assets held in separate accounts which fund the variable annuity and variable life insurance products totaled $35.9 billion at December 31, 1999, a 32 percent increase from December 31, 1998.

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

ITEM 3.  LEGAL PROCEEDINGS

A number of lawsuits have been filed against life and health insurers in jurisdictions in which the Company and AEFC do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. The Company and AEFC, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing Company insurance policy with a new Company policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing Company policies with new policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. The Company and AEFC filed an answer to the Complaint on February 18, 1997, denying the allegations. A second action, entitled Arnold Mork, Isabella Mork, Ronald Melchart and Susan Melchart vs. IDS Life Insurance Company and American Express Financial Corporation was commenced in the same court on March 21, 1997. In addition to claims that are included in the Benacquisto lawsuit, the second action includes an allegation of improper replacement of an existing IDS Life annuity contract. A subsequent class action, Richard Thoreson and Elizabeth Thoresen vs. AEFC, American Partners Life Insurance Company, American Enterprise Life Insurance Company, American Centurion Life Assurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York, was filed in the same court on October 13, 1998 alleging that the sale of annuities in tax-deferred contributory retirement investment plans (e.g. IRA's) was done through deceptive marketing practices, which the Company denies. Plaintiffs in each of the above actions seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues.

The Company is included as a party to a preliminary settlement of all three class action lawsuits. The Company believes this approach will put these cases behind it and provide a fair outcome for the Company's clients. The Company's decision to settle does not include any admission of wrongdoing. The settlement costs allocated to the Company are included in the accompanying 1999 statement of income and did not have a material impact on the Company's consolidated financial position or results from operations. Further, the Company does not anticipate that any other lawsuits in which the Company is a defendant will have a material adverse effect on the Company's financial condition.

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

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 Compared to 1998:

Consolidated net income increased 18 percent to $636 million in 1999, compared to $540 million in 1998. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges. These increases reflect higher average insurance and annuities in force during 1999.

Consolidated income before income taxes totaled $904 million in 1999, compared with $776 million in 1998.

Total premiums and investment contract deposits received increased to $5.0 billion in 1999, compared with $4.4 billion in 1998. This increase is primarily due to an increase in variable annuity deposits in 1999.

Total revenues increased to $3.1 billion in 1999, compared with $3.0 billion in 1998. The increase is primarily due to increased policyholder and contractholder charges and management fees. Net investment income, the largest component of revenues, decreased slightly from the prior year, reflecting decreases in investments owned and investment yields.

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 7 percent to $412 million in 1999, compared with $384 million in 1998. This increase reflects increased total life insurance in force, which grew 10 percent to $89 billion at December 31, 1999.

Net realized gain on investments increased to $27 million in 1999, compared to $7 million in 1998. The increase was primarily due to the sale of available for sale fixed maturity investments at a gain as well as a decrease in the allowance for mortgage loan losses based on management's regular evaluation of allowance adequacy.

Management and other fees increased 18 percent to $473 million in 1999, compared with $401 million in 1998. This is primarily due to an increase in separate account assets, which grew 31 percent to $35.9 billion at December 31, 1999, due to market appreciation and sales. The Company provides investment management services for mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Total benefits and expenses decreased slightly to $2.2 billion in 1999. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, decreased to $1.2 billion, reflecting a decrease in fixed annuities in force. Amortization of deferred policy acquisition costs decreased to $333 million, compared to $383 million in 1998. This decrease was due primarily to the impact of changing prospective separate account investment performance assumptions.

Other insurance and operating expenses increased 17 percent to $335 million in 1999, compared to $287 million in 1998. This increase is primarily a result of business growth and technology costs related to growth initiatives.

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

The negative effect on the Company's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at December 31, 1999, would be approximately $11 million.

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

The negative effect on the Company's pretax earnings of the 10% decline in equity prices would be approximately $45 million based on assets under management and the index options as of December 31, 1999.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases.

The Company has available lines of credit with its parent aggregating $200 million ($100 million committed and $100 million uncommitted). The line of credit is used strictly as a short-term source of funds. Borrowings outstanding were $50,000 uncommitted at December 31, 1999. At December 31, 1999, outstanding reverse repurchase agreements totaled $130 million.

At December 31, 1999, investments in fixed maturities comprised 81 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 31 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At December 31, 1999, approximately 14 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At December 31, 1999, net unrealized depreciation on fixed maturities held to maturity included $97 million of gross unrealized appreciation and $147 million of gross unrealized depreciation. Net unrealized depreciation on fixed maturities available for sale included $71 million of gross unrealized appreciation and $725 million of gross unrealized depreciation.

At December 31, 1999, the Company had an allowance for losses for mortgage loans totaling $28 million and for real estate investments totaling $nil.

The economy and other factors have caused a number of insurance companies to go under regulatory supervision. This circumstance has resulted in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset is being amortized as premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments. The Company has adopted Statement of Position 97-3 providing guidance when an insurer should recognize a liability for guaranty fund assessments. The SOP is effective for fiscal years beginning after December 15, 1998. Adoption did not have a material impact on the Company's results of operations or financial condition.

In the first quarter of 2000, the Company paid a $70 million dividend to its parent. In 1999, dividends paid to its parent were $350 million.

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 1999, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

Year 2000 Issue

The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company (American Express). All of the major systems used by the Company are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. American Express coordinated the Year 2000 (Y2K) efforts on behalf of all of its businesses and subsidiaries. Representatives of AEFC participated in these efforts.

The Company, to date, has not experienced any material systems failures related to the Y2K rollover. American Express' and AEFC's remediation plan for the Y2K issue is discussed in detail in the Company's 1998 10-K report and 1999 10-Q reports. American Express and AEFC will continue their Y2K monitoring and address any issues that may arise from internal systems or those of third parties. American Express' and AEFC's cumulative costs since inception of the Y2K initiative were $505 million and $67.7 million, respectively, through December 31, 1999, and are expected to be approximately $10 million and $0.8 million, respectively, in 2000. The majority of these costs are managed by and included in American Express' Corporate and Other segment, as most remediation efforts are related to systems that are maintained by the American Express Technologies organization. Costs related to Y2K have not had a material adverse effect on the Company's results of operations or financial condition.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Financial Statements and Schedules Required under Regulation S-X.

  Index to financial statements

      The following  consolidated  financial statements of IDS Life Insurance
          Company are included in Item 8:

      Report of Independent Auditors                                       18

      Consolidated Balance Sheets at December 31, 1999 and 1998         19-20

      Consolidated Statements of Income for the years ended
              December 31, 1999, 1998 and 1997                             21

      Consolidated Statements of Stockholder's Equity for the years ended
          December 31, 1999, 1998 and 1997                              22-23

      Consolidated Statements of Cash Flows for the years ended
              December 31, 1999, 1998 and 1997                          24-25

      Notes to Consolidated Financial Statements                        26-43

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

               See  Index  to  Financial   Statements  and  Financial  Statement
               Schedules on page 12.

           (2)  Financial Statement Schedules

               See  index  to  Financial   Statements  and  Financial  Statement
               Schedules. All information on schedules to the consolidated financial statements required by Article 7 of Regulation S-X is included in the consolidated financial statements or is not required. Therefore, all schedules have been omitted.

           (3)  Exhibits

               3.1 Copy of Certificate of Incorporation of IDS Life Insurance Company filed electronically as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

               4.17 Copy of  Group  Deferred  Variable  Annuity  Contract,  Form
                    34660, filed electronically as Exhibit 4.1 to Post-Effective Amendment No. 2 to Registration Statement No. 33-48701 is incorporated herein by reference.

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

     (b)  Reports on Form 8-K filed in the fourth quarter of 1999

No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IDS LIFE INSURANCE COMPANY
                                  Registrant


3/12/2000                    By       /s/ Richard W. Kling
Date                                  Richard W. Kling, President
                                      and Chief Executive Officer

3/12/2000                    By       /s/ Philip C. Wentzel
Date                                  Philip C. Wentzel, Vice   President and
                                      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/12/2000                    By       /s/ David R. Hubers
Date                                  David R. Hubers, Director

3/12/2000                    By       /s/ Richard W. Kling
Date                                  Richard W. Kling, President
                                      and Chief Executive Officer

3/12/2000                    By       /s/ Paul F. Kolkman
Date                                  Paul F. Kolkman, Executive Vice
                                      President

3/12/2000                    By       /s/ James A. Mitchell
Date                                  James A. Mitchell, Chairman of the
                                      Board

3/12/2000                    By       /s/ Paula R. Meyer
Date                                  Paula R. Meyer, Executive Vice
                                      President, Assured Assets

3/12/2000                    By       /s/ Barry J. Murphy
Date                                  Barry J. Murphy, Executive Vice
                                      President, Client Service

Report of Independent Auditors

The Board of Directors
IDS Life Insurance Company

We have  audited  the  accompanying  consolidated  balance  sheets  of IDS  Life
Insurance Company (a wholly-owned subsidiary of American Express Financial Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ KPMG LLP
    KPMG LLP
February 3, 2000
Minneapolis, Minnesota

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                  ($ thousands)

ASSETS                                                              1999            1998
                                                                      -               -

Investments:
  Fixed maturities:
      Held to maturity, at amortized cost (fair value:
          1999, $7,105,743; 1998, $8,420,035)                   $  7,156,292     $  7,964,114
      Available for sale, at fair value (amortized cost:
          1999, $13,703,137; 1998, $13,344,949)                   13,049,549       13,613,139
                                                                ------------     ------------
                                                                  20,205,841       21,577,253

  Mortgage loans on real estate                                    3,606,377        3,505,458
  Policy loans                                                       561,834          525,431
  Other investments                                                  506,797          366,604
                                                               -------------     ------------

          Total investments                                       24,880,849       25,974,746

Cash and cash equivalents                                             32,333           22,453

Amounts recoverable from reinsurers                                  327,168          262,260

Amounts due from brokers                                                 145              327

Other accounts receivable                                             48,578           47,963

Accrued investment income                                            343,449          366,574

Deferred policy acquisition costs                                  2,665,175        2,496,352

Deferred income taxes, net                                           216,020               --

Other assets                                                          33,089           30,487

Separate account assets                                           35,894,732       27,349,401
                                                                  -----------     ------------

          Total assets                                           $64,441,538      $56,550,563
                                                                 ===========      ===========

                          IDS LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  December 31,
                       ($ thousands, except share amounts)

LIABILITIES AND STOCKHOLDER'S EQUITY                                1999             1998
                                                                     --               --
Liabilities:
  Future policy benefits:
    Fixed annuities                                              $20,552,159      $21,172,303
    Universal life-type insurance                                  3,391,203        3,343,671
    Traditional life insurance                                       226,842          225,306
    Disability income and long-term care insurance                   811,941          660,320
  Policy claims and other policyholders' funds                        24,600           70,309
  Deferred income taxes, net                                              --           16,930
  Amounts due to brokers                                             148,112          195,406
  Other liabilities                                                  579,678          410,285
  Separate account liabilities                                    35,894,732       27,349,401
                                                                 ------------      ------------

          Total liabilities                                       61,629,267       53,443,931
                                                                 ------------      ------------

Commitments and contingencies

Stockholder's equity:
  Capital stock, $30 par value per share;
    100,000 shares authorized, issued and outstanding                  3,000            3,000
  Additional paid-in capital                                         288,327          288,327
  Accumulated other comprehensive (loss) income, net of tax:
    Net unrealized securities (losses) gains                        (411,230)         169,584
  Retained earnings                                                2,932,174        2,645,721
                                                                 -------------      -------------

          Total stockholder's equity                               2,812,271        3,106,632
                                                                 -------------      -------------

Total liabilities and stockholder's equity                       $64,441,538      $56,550,563
                                                                 ===========      ===========

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years ended December 31,
                                  ($ thousands)

                                                          1999              1998              1997
                                                       -----------       -----------      ----------
Revenues:
  Premiums:
    Traditional life insurance                         $    53,790       $    53,132      $    52,473
    Disability income and long-term care insurance         201,637           176,298          154,021
                                                        ----------        ----------       ----------

           Total premiums                                  255,427           229,430          206,494

  Policyholder and contractholder charges                  411,994           383,965          341,726
  Management and other fees                                473,108           401,057          340,892
  Net investment income                                  1,919,573         1,986,485        1,988,389
  Net realized gain on investments                          26,608             6,902              860
                                                       -----------      ------------      ------------

           Total revenues                                3,086,710         3,007,839        2,878,361
                                                         ---------         ---------        ---------


Benefits and expenses:
  Death and other benefits:
    Traditional life insurance                              29,819            29,835           28,951
    Universal life-type insurance
      and investment contracts                             118,561           108,349           92,814
    Disability income and long-term care insurance          30,622            27,414           22,333
  Increase in liabilities for future policy benefits:
      Traditional life insurance                             7,311             6,052            3,946
      Disability income and long-term care insurance        87,620            73,305           63,631
  Interest credited on universal life-type
    insurance and investment contracts                   1,240,575         1,317,124        1,386,448
  Amortization of deferred policy
    acquisition costs                                      332,705           382,642          322,731
  Other insurance and operating expenses                   335,180           287,326          276,596
                                                        ----------        ----------       ----------

           Total benefits and expenses                   2,182,393         2,232,047        2,197,450
                                                         ---------         ---------        ---------


Income before income taxes                                 904,317           775,792          680,911

Income taxes                                               267,864           235,681          206,664
                                                        ----------        ----------       ----------

Net income                                              $  636,453        $  540,111       $  474,247
                                                        ==========        ==========       ==========

                             See accompanying notes.
                           IDS LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                       Three years ended December 31, 1999
                                  ($ thousands)

                                                                                                 Accumulated Other
                                                       Total                        Additional   Comprehensive
                                                       Stockholder's    Capital     Paid-In      (Loss) Income,      Retained
                                                       Equity           Stock       Capital      Net of Tax          Earnings

Balance, December 31, 1996                             $ 2,444,080     $ 3,000    $ 283,615        $ 86,102          $2,071,363
Comprehensive income:
   Net income                                              474,247          --           --              --             474,247
   Unrealized holding gains arising during
      the year, net of deferred policy acquisition
     costs of ($7,714) and taxes of ($75,215)              139,686          --           --         139,686               --
   Reclassification adjustment for losses
      included in net income, net of tax
      of ($308)                                               --            --           571            571               --

Other comprehensive income                                 140,257          --           --         140,257               --
   Comprehensive income                                    614,504          --           --              --               --
Capital contribution from parent                             7,232          --        7,232              --               --
Cash dividends to parent                                  (200,000)         --           --              --            (200,000)
                                                    _____________________________________________________________________________

Balance, December 31, 1997                               2,865,816       3,000      290,847         226,359           2,345,610
Comprehensive income:
   Net income                                              540,111          --           --              --             540,111
   Unrealized holding losses arising during
      the year, net of deferred policy acquisition
     costs of $6,333 and taxes of $32,826                  (60,964)         --           --         (60,964)               --
   Reclassification adjustment for losses
      included in net income, net of tax
      of ($2,254)                                            4,189          --           --           4,189
                                                        -------------                              --------
Other comprehensive loss                                   (56,775)         --           --         (56,775)               --
   Comprehensive income                                    483,336          --           --              --                --
Other changes                                               (2,520)         --       (2,520)             --                --
Cash dividends to parent                                  (240,000)         --           --              --            (240,000)
                                                        ___________    _________    _______         __________        __________

Balance, December 31, 1998                               3,106,632       3,000      288,327         169,584           2,645,721


                           IDS LIFE INSURANCE COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                       Three years ended December 31, 1999
                                  ($ thousands)


                                                                                                   Accumulated
                                                                                                      Other
                                                        Total                         Additional Comprehensive
                                                        Stockholder's     Capital      Paid-In   (Loss) Income,       Retained
                                                           Equity          Stock      Capital       Net of Tax        Earnings

Balance, December 31, 1998                                 $3,106,632      $3,000     $288,327        $169,584       $2,645,721
Comprehensive income:
   Net income                                                 636,453         --           --              --           636,453
   Unrealized holding losses arising during
      the year, net of deferred policy acquisition
     costs of $28,444 and taxes of $304,936                  (566,311)        --           --        (566,311)              --
   Reclassification adjustment for gains
      included in net income, net of tax
      of $7,810                                               (14,503)        --           --         (14,503)              --
                                                       -----------------                        ----------------
   Other comprehensive loss                                  (580,814)        --           --        (580,814)              --
Comprehensive income                                           55,639         --           --              --               --
Cash dividends to parent                                     (350,000)        --           --              --          (350,000)
                                                       ---------------------------------------------------------------------------

Balance, December 31, 1999                                 $2,812,271      $3,000     $288,327       $(411,230)       $2,932,174
                                                       ============================================================================


                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                  ($ thousands)

                                                                     1999             1998              1997
                                                                 ------------      -----------       ---------
Cash flows from operating activities:
  Net income                                                        $ 636,453         $ 540,111       $ 474,247
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Policy loans, excluding universal
        life-type insurance:
          Issuance                                                    (56,153)          (53,883)       (54,665)
          Repayment                                                    54,105            57,902         46,015
      Change in amounts recoverable from reinsurers                   (64,908)          (56,544)       (47,994)
      Change in other accounts receivable                                (615)          (10,068)         6,194
      Change in accrued investment income                              23,125            (9,184)       (14,077)
      Change in deferred policy acquisition costs, net               (140,379)          (10,443)      (156,486)
      Change in liabilities for future policy benefits for
        traditional life, disability income and long-term
        care insurance                                                153,157           138,826        112,915
      Change in policy claims and other
        policyholders' funds                                          (45,709)            1,964        (15,289)
      Deferred income tax provision (benefit)                          79,796           (19,122)        19,982
      Change in other liabilities                                     169,395            64,902         13,305
       (Accretion of discount),
         amortization of premium, net                                 (17,907)            9,170         (5,649)
      Net realized gain on investments                                (26,608)           (6,902)          (860)
      Policyholder and contractholder charges, non-cash              (175,059)         (172,396)      (160,885)
      Other, net                                                       (5,324)           10,786          7,161
                                                                   -----------       -----------    -----------

          Net cash provided by operating
            activities                                              $ 583,369         $ 485,119      $ 223,914
                                                                    ---------         ---------      ---------

                           IDS LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            Years ended December 31,
                                  ($ thousands)

                                                                        1999              1998             1997
                                                                  -------------     -------------      -----------
Cash flows from investing activities:
  Fixed maturities held to maturity:
        Purchases                                                 $      (3,030)    $      (1,020)  $       (1,996)
        Maturities, sinking fund payments and calls                     741,949         1,162,731          686,503
        Sales                                                            66,547           236,963          236,761
    Fixed maturities available for sale:
        Purchases                                                    (3,433,128)       (4,100,238)      (3,160,133)
        Maturities, sinking fund payments and calls                   1,442,507         2,967,311        1,206,213
        Sales                                                         1,691,389           278,955          457,585
    Other investments, excluding policy loans:
        Purchases                                                      (657,383)         (555,647)        (524,521)
        Sales                                                           406,684           579,038          335,765
  Change in amounts due from brokers                                        182             8,073            2,647
  Change in amounts due to brokers                                      (47,294)         (186,052)         119,471
                                                                   -------------      ------------     -----------
           Net cash provided by (used in)
               investing activities                                     208,423           390,114         (641,705)
                                                                    -----------       -----------      -----------

Cash flows from financing activities:
  Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                        2,031,630         1,873,624        2,785,758
       Surrenders and other benefits                                 (3,669,759)       (3,792,612)      (3,736,242)
       Interest credited to account balances                          1,240,575         1,317,124        1,386,448
  Universal life-type insurance policy loans:
    Issuance                                                           (102,239)          (97,602)         (84,835)
    Repayment                                                            67,881            67,000           54,513
  Capital transaction with parent                                            --                --            7,232
  Dividends paid                                                       (350,000)         (240,000)        (200,000)
                                                                    -----------       -----------      -----------
          Net cash (used in) provided by
            financing activities                                       (781,912)         (872,466)         212,874
                                                                    ------------      ------------     -----------

Net increase (decrease) in cash and cash equivalents                      9,880             2,767         (204,917)

Cash and cash equivalents at beginning of year                           22,453            19,686          224,603
                                                                   ------------      ------------     ------------

Cash and cash equivalents at end of year                           $     32,333      $     22,453     $     19,686
                                                                   ============      ============     ============

                            See accompanying notes


                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)

1.   Summary of significant accounting policies

     Nature of business

     IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly-owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York is a wholly owned subsidiary of the Company and serves New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Centurion Life Assurance Company, American Partners Life Insurance Company and American Express Corporation.

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

     Basis of presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities (see Note 4).

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments

     Fixed maturities that the Company has both the positive intent and the ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other fixed maturities and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are reported as a separate component of accumulated other comprehensive
     (loss) income, net of the related deferred policy acquisition costs effect and deferred taxes.

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

     Impairment of mortgage loans is measured as the excess of a loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in a reserve for mortgage loan losses. The reserve for mortgage loan losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses.

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

     The Company may purchase and write index options to hedge the fee income earned on the management of equity securities in separate accounts and the underlying mutual funds. These index options are carried at market value and are included in other investments or other liabilities, as appropriate. Gains or losses on index options that qualify as hedges are deferred and recognized in management and other fees in the same period as the hedged fee income.

     The Company also uses index options to manage the risks related to a certain annuity product that pay interest based upon the relative change in a major stock market index between the beginning and end of the product's term. Purchased options used in conjunction with this product are reported in other investments and written options are included in other liabilities. The amortization of the cost of purchased options, the proceeds of written options and the changes in intrinsic value of the contracts are included in net investment income.

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

     Supplementary information to the consolidated statements of cash flows for the years ended December 31 is summarized as follows:

                                       1999             1998             1997
                                     ---------        ----------       ---------
    Cash paid during the year for:
    Income taxes                     $214,940         $215,003          $174,472
    Interest on borrowings              4,521           14,529             8,213

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

     Amortization of deferred policy acquisition costs requires the use of assumptions including interest margins, mortality margins, persistency rates, maintenance expense levels and, for variable products, separate account performance. For universal life-type insurance and deferred annuities, actual experience is reflected in the Company's amortization models monthly. As actual experience differs from the current assumptions, management considers the need to change key assumptions underlying the amortization models prospectively. The impact of changing prospective assumptions is reflected in the period that such changes are made and is generally referred to as an unlocking adjustment. During 1999, unlocking adjustments resulted in a net decrease in amortization of $56.8 million. Net unlocking adjustments in 1998 and 1997 were not significant.

     Liabilities for future policy benefits

     Liabilities for universal-life type insurance and fixed and variable deferred annuities are accumulation values.

     Liabilities for equity indexed deferred annuities are determined as the present value of guaranteed benefits and the intrinsic value of index-based benefits.

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

     Claim reserves are calculated based on claim continuance tables and anticipated interest earnings. Anticipated claim continuance rates are based on established industry tables. Anticipated interest rates for claim reserves for both disability income and long-term care range from 5% to 8%.

     Reinsurance

     The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. Beginning in 1999, the Company retains only 20% of the mortality risk on new variable universal life insurance policies. Risk not retained is reinsured with other life insurance companies, primarily on a yearly renewable term basis. Long-term care policies are primarily reinsured on a coinsurance basis. The Company retains all disability income and waiver of premium risk. Beginning in 2000, the Company will retain all accidental death benefit risk.

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

     Included in other liabilities at December 31, 1999 and 1998 are $852 receivable from and $26,291 payable to, respectively, AEFC for federal income taxes.

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

Accounting changes

American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" became effective January 1, 1999. The SOP requires the capitalization of certain costs incurred after the date of adoption to develop or obtain software for internal use. Software utilized by the Company is owned by AEFC and capitalized by AEFC. As a result, the new rule did not have a material impact on the Company's results of operations or financial condition.

Effective January 1, 1999, the Company adopted AICPA SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," providing guidance for the timing of recognition of liabilities related to guaranty fund assessments. The Company had historically carried a liability for estimated guaranty fund assessment exposure. Adoption of the SOP did not have a material impact on the Company's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The ultimate financial effect of adoption of the new rule will depend on the derivatives in place at adoption and cannot be estimated at this time.

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

The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1999 are as follows:


                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized          Fair
    Held to maturity                                   Cost            Gains           Losses           Value
    _________________                               __________      ___________      __________        __________

    U.S. Government agency obligations             $      37,613     $      236     $     2,158       $     35,691
    State and municipal obligations                        9,681            150              --              9,831
    Corporate bonds and obligations                    5,713,475         91,571         113,350          5,691,696
    Mortgage-backed securities                         1,395,523          4,953          31,951          1,368,525
                                                    ------------     ----------     -----------        -----------
                                                     $ 7,156,292       $ 96,910       $ 147,459         $7,105,743
                                                     ===========       ========       =========         ==========



2.   Investments (continued)
                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized           Fair
    Available for sale                                 Cost            Gains           Losses            Value
    __________________                            ______________   ____________    ______________      ____________

    U.S. Government agency obligations            $       46,325   $       612      $     2,231      $       44,706
    State and municipal obligations                       13,226           519              191              13,554
    Corporate bonds and obligations                    7,960,352        60,120          560,450           7,460,022
    Mortgage-backed securities                         5,683,234         9,692          161,659           5,531,267
                                                   -------------   -----------       ----------       -------------
    Total fixed maturities                            13,703,137        70,943          724,531          13,049,549
    Equity securities                                                       16               --             3,016
                                                     -----------      ---------       ----------      -------------
                                                           3,000
                                                     $13,706,137     $  70,959        $ 724,531         $13,052,565
                                                     ===========     =========        =========         ===========


     The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1998 are as follows:



                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized          Fair
    Held to maturity                                   Cost            Gains           Losses           Value

    U.S. Government agency obligations            $      39,888      $    4,460    $         --       $      44,348
    State and municipal obligations                       9,683             490              --              10,173
    Corporate bonds and obligations                   6,305,476         447,752          27,087           6,726,141
    Mortgage-backed securities                        1,609,067          30,458             152           1,639,373
                                                   ------------      ----------      ----------         -----------
                                                    $ 7,964,114        $483,160         $27,239          $8,420,035
                                                    ===========        ========         =======          ==========

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized          Fair
    Available for sale                                 Cost            Gains           Losses           Value

U.S. Government  agency  obligations                   $ 52,043       $ 3,324         $     --           $ 55,367
State and municipal obligations                          11,060         1,231               --             12,291
Corporate bonds and obligations                       7,332,344       271,174          155,181          7,448,337
Mortgage-backed  securities                           5,949,502       151,511            3,869          6,097,144
                                                    ------------     ---------       -----------     -------------
Total fixed maturities                               13,344,949       427,240          159,050         13,613,139
Equity   securities                                       3,000           158               --              3,158
                                                   -------------   ------------   --------------      ------------
                                                    $13,347,949      $427,398         $159,050         13,616,297
                                                    ===========      ========         ========         ===========


     The amortized cost and fair value of investments in fixed maturities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Amortized Fair Held to maturity Cost Value

    Due in one year or less        $      238,740     $     239,747
    Due from one to five years          2,996,713         3,012,721
    Due from five to ten years          1,922,199         1,893,918
    Due in more than ten years            603,117           590,832
    Mortgage-backed securities          1,395,523         1,368,525
                                   --------------     -------------
                                    $   7,156,292      $  7,105,743
                                    =============      ============

                                     Amortized           Fair
    Available for sale                  Cost             Value

    Due in one year or less         $     271,381     $     274,415
    Due from one to five years            595,747           592,533
    Due from five to ten years          4,936,041         4,669,573
    Due in more than ten years          2,216,734         1,981,761
    Mortgage-backed securities          5,683,234         5,531,267
                                    -------------     -------------
                                      $13,703,137       $13,049,549

     During the years ended December 31, 1999, 1998 and 1997, fixed maturities classified as held to maturity were sold with amortized cost of $68,470, $230,036 and $229,848, respectively. Net gains and losses on these sales were not significant. The sale of these fixed maturities was due to significant deterioration in the issuers' credit worthiness.

     Fixed maturities available for sale were sold during 1999 with proceeds of $1,691,389 and gross realized gains and losses of $36,568 and $14,255, respectively. Fixed maturities available for sale were sold during 1998 with proceeds of $278,955 and gross realized gains and losses of $15,658 and $22,102, respectively. Fixed maturities available for sale were sold during 1997 with proceeds of $457,585 and gross realized gains and losses of $6,639 and $7,518, respectively.

     At December 31, 1999, bonds carried at $14,559 were on deposit with various states as required by law.

     At December 31, 1999, investments in fixed maturities comprised 81 percent of the Company's total invested assets. These securities are rated by Moody's and Standard & Poor's (S&P), except for securities carried at approximately $3.7 billion which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. A summary of investments in fixed maturities, at amortized cost, by rating on December 31 is as follows:

         Rating                                  1999            1998
    --------------------                       ----------        ------
    Aaa/AAA                                  $  7,144,280      $  7,629,628
    Aaa/AA                                          1,920             2,277
    Aa/AA                                         301,728           308,053
    Aa/A                                          314,168           301,325
    A/A                                         2,598,300         2,525,283
    A/BBB                                       1,014,566         1,148,736
    Baa/BBB                                     6,319,549         6,237,014
    Baa/BB                                        348,849           492,696
    Below investment grade                      2,816,069         2,664,051
                                             -------------     -------------
                                              $20,859,429       $21,309,063

At December 31, 1999, 90 percent of the securities rated Aaa/AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer are greater than one percent of the Company's total investments in fixed maturities.


At December 31, 1999, approximately 14 percent of the Company's invested assets were mortgage loans on real estate. Summaries of mortgage loans by region of the United States and by type of real estate are as follows:


                                     December 31, 1999                 December 31, 1998
                               ------------------------               ---------------------


                              On Balance       Commitments        On Balance        Commitments
         Region                  Sheet          to Purchase          Sheet           to Purchase
______________________       _____________     _____________      _____________     _____________

    East North Central         $   715,998        $  10,380        $   750,705          $  16,393
    West North Central             555,635           42,961            491,006             81,648
    South Atlantic                 867,838           23,317            839,233             21,020
    Middle Atlantic                428,051            1,806            476,448              6,169
    New England                    259,243            4,415            263,761              2,824
    Pacific                        238,299            3,466            195,851             16,946
    West South Central             144,607            4,516            136,841              1,412
    East South Central              43,841               --             46,029                 --
    Mountain                       381,148            9,380            345,379              8,473
                              ------------      -----------       ------------        -----------
                                 3,634,660          100,241          3,545,253            154,885
    Less allowance for losses       28,283               --             39,795                 --
                             -------------   --------------      -------------      -------------
                                $3,606,377         $100,241         $3,505,458           $154,885
                                ==========         ========         ==========           ========


                                          December 31, 1999                   December 31, 1998
                                       ---------------------               -----------------------
                                    On Balance       Commitments        On Balance        Commitments
               Property type           Sheet          to Purchase          Sheet           to Purchase
              _______________       ___________      ____________       _____________     ____________

    Department/retail stores          $1,158,712        $  33,829        $1,139,349         $  59,305
    Apartments                           887,538           11,343           960,808             9,272
    Office buildings                     931,234           26,062           783,576            50,450
    Industrial buildings                 309,845            5,525           298,549            13,263
    Hotels/motels                        103,625               --           109,185            14,122
    Medical buildings                    114,045               --           124,369                --
    Nursing/retirement homes              45,935               --            46,696                --
    Mixed use                             66,893               --            65,151                --
    Other                                 16,833           23,482            17,570             8,473
                                   -------------       ----------     -------------       -----------
                                       3,634,660          100,241         3,545,253           154,885
    Less allowance for losses             28,283               --            39,795                --
                                   -------------   --------------     -------------     --------------
                                      $3,606,377         $100,241        $3,505,458          $154,885
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

     At December 31, 1999 and 1998, the Company's recorded investment in impaired loans was $21,375 and $24,941, respectively, with allowances of $5,750 and $6,662, respectively. During 1999 and 1998, the average recorded investment in impaired loans was $23,815 and $37,873, respectively.

     The Company recognized $1,190, $1,809 and $2,981 of interest income related to impaired loans for the years ended December 31, 1999, 1998 and 1997 respectively.

The following table presents changes in the allowance for losses related to all loans:

                                      1999              1998             1997
                                   ----------      ------------     --------
    Balance, January 1             $39,795          $38,645           $37,495
    Provision (reduction) for
      investment losses             (9,512)           7,582             8,801
    Loan payoffs                      (500)            (800)           (3,851)
    Foreclosures and writeoffs      (1,500)          (5,632)           (3,800)
                                  --------         --------         ---------

    Balance, December 31           $28,283          $39,795           $38,645
                                   =======          =======           =======

At December 31, 1999, the Company had no commitments to purchase investments other than mortgage loans.

Net investment income for the years ended December 31 is summarized as follows:

                                        1999             1998              1997
                                   -------------    -------------     ---------

    Interest on fixed maturities   $1,598,059       $1,676,984        $1,692,481
    Interest on mortgage loans        285,921          301,253           305,742
    Other investment income            70,892           43,518            25,089
    Interest on cash equivalents        5,871            5,486             5,914
                                  -----------    -------------     -------------
                                    1,960,743        2,027,241         2,029,226
    Less investment expenses           41,170           40,756            40,837
                                  -----------    -------------     -------------
                                   $1,919,573       $1,986,485        $1,988,389
                                   ==========       ==========        ==========

Net realized gain (loss) on investments for the years ended December 31 is summarized as follows:

                                    1999           1998            1997
                                ---------         ------        --------
    Fixed maturities        $   22,387        $  12,084         $  16,115
    Mortgage loans              10,211           (5,933)           (6,424)
    Other investments           (5,990)             751            (8,831)
                            ----------     ------------       -----------
                            $   26,608       $    6,902       $       860
                            ==========       ==========       ===========

Changes in net unrealized appreciation (depreciation) of investments for the years ended December 31 are summarized as follows:

                                        1999           1998               1997
                                     ________        _________          _______
    Fixed maturities available
      for sale                     $(921,778)        $(93,474)         $223,441
    Equity securities                   (142)            (203)               53

3.   Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

The income tax expense (benefit) for the years ended December 31 consists of the following:

                                 1999              1998             1997
                               ----------        ----------       -----------
    Federal income taxes:
    Current                       $178,444         $244,946          $176,879
    Deferred                        79,796          (16,602)           19,982
                                ----------       ----------         ---------
                                   258,240          228,344           196,861
    State income taxes-current       9,624            7,337             9,803
                               -----------      -----------        ----------
    Income tax expense            $267,864         $235,681          $206,664
                                  ========         ========          ========

3.   Income taxes (continued)

Increases (decreases) to the income tax provision applicable to pretax income based on the statutory rate are attributable to:


                                               1999                       1998                      1997
                                     --------------------------  ------------------------- -------------------------
                                      Provision       Rate       Provision       Rate      Provision       Rate
    Federal income taxes based on
    the statutory rate                  $316,511      35.0%         $271,527     35.0%        $238,319     35.0%

    Tax-excluded interest and
       dividend income                    (9,626)     (1.1)          (12,289)    (1.6)         (10,294)    (1.5)

    State taxes, net of federal
       benefit                             6,256       0.7             4,769      0.6            6,372      0.9

    Affordable housing credits           (31,000)     (3.4)          (19,688)    (2.5)         (20,705)    (3.0)

    Other, net                           (14,277)     (1.6)           (8,638)    (1.1)          (7,028)    (1.0)
                                       ---------      ----        ----------    -----       ----------    -----

    Total income taxes                  $267,864      29.6%         $235,681     30.4%        $206,664     30.4%
                                        ========      ====          ========     ====         ========     ====

A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a policyholders' surplus account. At December 31, 1999, the Company had a policyholders' surplus account balance of $20,114. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $7,040 have not been established because no distributions of such amounts are contemplated.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                            1999         1998
    Deferred tax assets:
    Policy reserves                                       $ 733,647     $756,769
    Unrealized loss on available for sale investments       221,431           --
    Investments, other                                        1,873           --
    Life insurance guaranty fund assessment reserve           4,789       15,289
    Other                                                        --        4,253
                                                       -------------  ----------
    Total deferred tax assets                               961,740      776,311
                                                          ---------    ---------

    Deferred tax liabilities:
    Deferred policy acquisition costs                       740,837      698,471
    Unrealized gain on available for sale investments            --       91,315
    Investments, other                                           --        3,455
    Other                                                     4,883           --
                                                       --------------  ---------
    Total deferred tax liabilities                          745,720      793,241
                                                         ----------     --------
    Net deferred tax assets (liabilities)                 $ 216,020    $(16,930)
                                                          =========    =========

     The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     Retained earnings available for distribution as dividends to the parent are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $1,693,356 as of December 31, 1999 and $1,598,203 as of December 31, 1998 (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 2000 in excess of approximately $418,845 would require approval of the Department of Commerce of the State of Minnesota.

     Statutory net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

                                        1999              1998             1997
                                    ------------      ------------     --------
    Statutory net income           $  478,173       $  429,903        $  379,615
    Statutory capital and surplus   1,978,406        1,883,405         1,765,290

5.   Related party transactions

     The Company loans funds to AEFC under a collateral loan agreement. The balance of the loan was $nil at December 31, 1999 and 1998. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. Interest income on related party loans totaled $nil, $nil and $103 in 1999, 1998 and 1997, respectively.

     The Company participates in the American Express Company Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Employer contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. The Company's share of the total net periodic pension cost was $223, $211 and $201 in 1999, 1998 and 1997, respectively.

     The Company also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 1999, 1998 and 1997 were $1,906, $1,503 and $1,245, respectively.

     The Company participates in defined benefit health care plans of AEFC that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of AEFC. AEFC expenses these benefits and allocates the expenses to its subsidiaries. The Company's share of postretirement benefits in 1999, 1998 and 1997 was $1,147, $1,352 and $1,330, respectively.

5.   Related party transactions (continued)

     Charges by AEFC for use of joint facilities, technology support, marketing services and other services aggregated $485,177, $411,337 and $414,155 for 1999, 1998 and 1997, respectively. Certain of these costs are included in deferred policy acquisition costs.

6.   Commitments and contingencies

     At December 31, 1999, 1998 and 1997, traditional life insurance and universal life-type insurance in force aggregated $89,271,957, $81,074,928 and $74,730,720 respectively, of which $8,281,576, $4,912,313 and
     $4,351,904 were reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under disability income and long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $76,970, $66,378 and $60,495 and reinsurance recovered from reinsurers amounted to $27,816, $20,982, and $19,042 for the years ended December 31, 1999, 1998 and 1997, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

     In January 2000, AEFC reached an agreement in principle to settle three class-action lawsuits. The Company had been named as a co-defendant in all three lawsuits. It is expected the settlement will provide $215 million of benefits to more than 2 million class participants. The agreement in principle to settle also provides for release by class members of all insurance and annuity market conduct claims dating back to 1985 and is subject to a number of contingencies including a definitive agreement and court approval. The settlement costs allocated to the Company are included in the accompanying 1999 statement of income and did not have a material impact on the Company's consolidated financial position or results from operations.

     The Company is named as a defendant in various other lawsuits. The outcome of any litigation cannot be predicted with certainty. In the opinion of management, however, the ultimate resolution of these lawsuits, taken in aggregate should not have a material adverse effect on the Company's consolidated financial position.

     The IRS routinely examines the Company's federal income tax returns and is currently completing the audit for the 1990 through 1992 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of this audit.

7.   Lines of credit

     The Company has available lines of credit with its parent aggregating $200,000 ($100,000 committed and $100,000 uncommitted). The interest rate for any borrowings is established by reference to various indices plus 20 to 45 basis points, depending on the term. Borrowings outstanding under this agreement were $50,000 uncommitted at December 31, 1999 and $nil at December 31, 1998.

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

     The Company's holdings of derivative financial instruments are as follows:

                                                  Notional         Carrying            Fair         Total Credit

    December 31, 1999                              Amount           Amount             Value          Exposure
    Assets:
      Interest rate caps                         $ 2,500,000        $   9,685       $   12,773         $  12,773
      Interest rate floors                         1,000,000              602              319               319
      Options purchased                              180,897           49,789           61,745            61,745
    Liabilities:
      Options written                                 43,262           (1,677)          (2,402)               --
    Off balance sheet:
      Interest rate swaps                          1,267,000               --          (17,582)                --
                                                                  -----------        ---------     --------------
                                                                     $ 58,399        $  54,853         $  74,837
                                                                     ========        =========         =========

                                                  Notional         Carrying            Fair         Total Credit
    December 31, 1998                              Amount           Amount             Value          Exposure
    -----------------                            ----------         -------           -------        --------
    Assets:
      Interest rate caps                         $ 3,400,000         $ 15,985       $    4,256          $  4,256
      Interest rate floors                         1,000,000            1,082           13,971            13,971
      Options purchased                              110,912           24,094           29,453            29,453
    Liabilities:
      Options purchased/written                      265,454          (10,526)         (11,062)               --
    Off balance sheet:
      Interest rate swaps                          1,667,000               --          (73,477)               --
                                                                -------------        ---------      ------------
                                                                     $ 30,635         $(36,859)          $47,680
                                                                     ========         ========           =======

     The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate caps, floors and swaps expire on various dates from 2000 to 2003. The purchased and written options expire on various dates from 2000 to 2006.

     Interest rate caps, swaps and floors are used principally to manage the Company's interest rate risk. These instruments are used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders.

     The Company also uses interest rate swaps to manage interest rate risk related to the level of fee income earned on the management of fixed income securities in separate accounts and the underlying mutual funds. The amount of fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, changing interest rate conditions could impact the Company's fee income significantly. The Company entered into interest rate swaps to hedge anticipated fee income for 1999 related to separate accounts and mutual funds which invest in fixed income securities. Interest was reported in management and other fees.

     The Company offers an annuity product that pays interest based upon the relative change in a major stock market index between the beginning and end of the product's term. As a means of hedging its obligation under the provisions of this product, the Company purchases and writes options on the major stock market index.

     Indexoptions are used to manage the equity market risk related to the fee income that the Company receives from its separate accounts and the underlying mutual funds. The amount of the fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, the Company's fee income could be impacted significantly by fluctuations in the equity markets. The Company entered into index option collars (combination of puts and calls) to hedge anticipated fee income for 1999 and 1998 related to separate accounts and mutual funds which invest in equity securities. Testing demonstrated the impact of these instruments on the income statement closely correlates with the amount of fee income the Company realizes. At December 31, 1999 deferred losses on purchased put and written call index options were $nil. At December 31, 1998 deferred losses on purchased put and written call index options were $2,933 and deferred gains on written call index options were $7,435, respectively.

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


                                                                    1999                               1998
                                                    ---------------------              --------------------

                                                  Carrying           Fair            Carrying           Fair
    Financial Assets                               Value             Value            Value             Value
    Investments:
      Fixed maturities (Note 2):
        Held to maturity                        $   7,156,292     $   7,105,743    $   7,964,114     $   8,420,035
        Available for sale                         13,049,549        13,049,549       13,613,139        13,613,139
      Mortgage loans on
        real estate (Note 2)                        3,606,377         3,541,958        3,505,458         3,745,617
      Other:
        Equity securities (Note 2)                      3,016             3,016            3,158             3,158
        Derivative financial
          Instruments (Note 8)                         60,076            74,837           41,161            47,680
        Other                                           2,258             2,258           28,872            28,872
    Cash and cash
      equivalents (Note 1)                             32,333            32,333           22,453            22,453
    Separate account assets (Note 1)               35,894,732        35,894,732       27,349,401        27,349,401


                                                 1999                          1998
                                      ---------------------              --------------------

                                      Carrying              Fair            Carrying           Fair
    Financial Liabilities              Value                Value            Value             Value
    Future policy benefits for
      fixed annuities               $19,189,170         $18,591,859      $19,855,203       $19,144,838
      Derivative financial
        instruments (Note 8)              1,677              19,984           10,526            84,539
    Separate account liabilities     31,869,184          31,016,081       25,005,732        24,179,115


     At December 31, 1999 and 1998, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1,270,094 and $1,226,985, respectively, and policy loans of $92,895 and $90,115, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 1999 and 1998. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 1999 and 1998.

     At December 31, 1999 and 1998, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $4,025,548 and $2,343,669, respectively.

10.  Year 2000 (unaudited)

     The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of the Company. All of the major systems used by the Company are maintained by AEFC and are utilized by multiple subsidiaries and affiliates of AEFC. The Company's businesses are heavily dependent upon AEFC's computer systems and have significant interaction with systems of third parties.

     A comprehensive review of AEFC's computer systems and business processes, including those specific to the Company, was conducted to identify the major systems that could be affected by the Year 2000 issue. Steps were taken to resolve potential problems including modification to existing software and the purchase of new software. As of December 31, 1999, AEFC had completed its program of corrective measures on its internal systems and applications, including Year 2000 compliance testing. As of December 31, 1999, AEFC had also completed an evaluation of the Year 2000 readiness of other third parties whose system failures could have an impact on the Company's operations.

     AEFC's Year 2000 project also included establishing Year 2000 contingency plans for all key business units. Business continuation plans, which address business continuation in the event of a system disruption, are in place for all key business units. At December 31, 1999, these plans had been amended to include specific Year 2000 considerations.

     In assessing its Year 2000 initiatives and the results of actual production since January 1, 2000, management believes no material adverse consequences were experienced, and there was no material effect on the Company's business, results of operations, or financial condition as a result of the Year 2000 issue.