Form 10-Q
period 2000-03-31
IDS LIFE INSURANCE CO
filed 2000-05-12
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d)of the Securities Exchange Act of 1934

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2000 (unaudited) and
                  December 31, 1999                                    3 - 4

                  Consolidated Statements of Income for the
                  three months ended March 31, 2000 and 1999
                  (unaudited)                                              5

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2000 and 1999
                  (unaudited)                                          6 - 7

                  Notes to Consolidated Financial Statements
                  (unaudited)                                          8 - 9

         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                              10 - 12

PART II - OTHER INFORMATION                                          13 - 16

SIGNATURES                                                                17

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  ($ thousands)

                                                                March 31,            December 31,
ASSETS                                                            2000                   1999
                                                             ----------------      ------------------
                                                               (unaudited)
Investments:
    Fixed Maturities:
       Held to maturity, at amortized cost (Fair value:
            2000, $6,947,896; 1999,$7,105,743)                    $7,016,434              $7,156,292
       Available for sale, at fair value (Amortized cost:
            2000, $13,632,816; 1999, $13,703,137)                 12,934,920              13,049,549
                                                             ----------------      ------------------

                                                                  19,951,354              20,205,841

    Mortgage loans on real estate                                  3,596,389               3,606,377
    Policy loans                                                     575,421                 561,834
    Other investments                                                530,904                 506,797
                                                             ----------------      ------------------

                  Total investments                               24,654,068              24,880,849

Cash and cash equivalents                                             43,421                  32,333

Amounts recoverable from reinsurers                                  343,503                 327,168

Amounts due from brokers                                                 507                     145

Other accounts receivable                                             71,793                  48,578

Accrued investment income                                            340,709                 343,449

Deferred policy acquisition costs                                  2,708,346               2,665,175

Deferred income taxes                                                252,867                 216,020

Other assets                                                          37,411                  33,089

Separate account assets                                           38,430,646              35,894,732
                                                             ----------------      ------------------

                  Total assets                                   $66,883,271             $64,441,538
                                                             ================      ==================

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       ($ thousands, except share amounts)
                                   (continued)

                                                                 March 31,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               2000                   1999
                                                              ----------------      ------------------
                                                                (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                            $20,211,549             $20,552,159
       Universal life-type insurance                                3,400,958               3,391,203
       Traditional life insurance                                     228,849                 226,842
       Disability income and
           long-term care insurance                                   858,813                 811,941
    Policy claims and other
       policyholders' funds                                            46,182                  24,600
    Amounts due to brokers                                            141,662                 148,112
    Other                                                             722,132                 579,678
    liabilities
    Separate account liabilities                                   38,430,646              35,894,732
                                                              ----------------      ------------------

                     Total liabilities                             64,040,791              61,629,267
                                                              ----------------      ------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                3,000                   3,000
    Additional paid-in capital                                        288,327                 288,327
    Accumulated other comprehensive loss, net of tax:
        Net unrealized securities (losses) gains                     (463,368)              (411,230)
    Retained earnings                                               3,014,521               2,932,174
                                                              ----------------      ------------------

                     Total stockholder's equity                     2,842,480               2,812,271
                                                              ----------------      ------------------

Total liabilities and stockholder's equity                        $66,883,271             $64,441,538
                                                              ================      ==================


                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                   2000                   1999
                                                              ----------------      ------------------
Revenues:
    Premiums:
       Traditional life insurance                                     $13,719                 $13,377
       Disability income and
         long-term care insurance                                      54,277                  47,435
                                                              ----------------      ------------------
                     Total premiums                                    67,996                  60,812

    Policyholder and contractholder charges                           120,027                 101,174
    Management and other fees                                         144,192                 109,997
    Net investment income                                             463,263                 481,132
    Net realized (loss) gain on investments                           (20,895)                  3,703
                                                              -----------------     -----------------
                     Total revenues                                   774,583                756,818

                                                              -----------------     -----------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                       8,499                   7,773
       Universal life-type insurance
             and investment contracts                                  31,747                  27,663
       Disability income and
             long-term care insurance                                   9,448                   7,129
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                 1,838                   1,591
             Disability income and
                long-term care insurance                               24,732                  19,965
    Interest credited on universal life-type
       insurance and investment contracts                             299,293                 310,785
    Amortization of deferred policy
       acquisition costs                                               95,187                  93,569
    Other insurance and operating expenses                             89,339                  69,780
                                                              ----------------      ------------------
                     Total benefits and expenses                      560,083                 538,255
                                                              ----------------      ------------------

Income before income taxes                                            214,500                 218,563

Income taxes                                                           62,154                  77,697
                                                              ----------------      ------------------

Net income                                                           $152,346                $140,866
                                                              ================      ==================


                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($thousands)
                                   (unaudited)

                                                                         Three months ended
                                                                             March 31,
                                                                   2000                    1999
                                                              ----------------      -------------------
Cash flows from operating activities:
    Net income                                                       $152,346                 $140,866
    Adjustments to reconcile net income to
       net cash provided by operating activities:
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                            (14,519)                 (12,239)
                  Repayment                                            13,482                  12,627
             Change in amounts recoverable from reinsurers            (16,335)                 (12,512)
             Change in other accounts receivable                      (23,215)                  (3,849)
             Change in accrued investment income                        2,740                      402
             Change in deferred policy
                acquisition costs, net                                (41,037)                  (3,011)
             Change in liabilities for future policy
                benefits for  traditional life,
                disability income and
                long-term care insurance                               48,878                   35,147
             Change in policy claims and other
                policyholders' funds                                   21,582                   41,431
             Change in deferred income taxes                           (8,772)                  12,878
             Change in other liabilities                              142,452                   34,731
             Accretion of discount, net                                (6,266)                   1,625
             Net realized gain (loss) on investments                   20,895                   (3,703)
             Policyholder and contractholder charges,
                non-cash                                              (39,074)                 (43,906)
             Other, net                                                 2,668                   (6,289)
                                                              ----------------      --------------------

                Net cash provided by operating activities            $255,825                 $194,198
                                                              ----------------      --------------------

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

                                                                        Three months ended
                                                                             March 31,
                                                                   2000                   1999
                                                              ----------------      ------------------
Cash flows from investing activities: Fixed maturities held to maturity:
       Maturities, sinking fund payments and calls                   $127,344                $215,088
       Sales                                                            8,193                  37,183
    Fixed maturities available for sale:
       Purchases                                                     (418,496)              (534,626)
       Maturities, sinking fund payments and calls                    284,047                 505,204
       Sales                                                          161,170                   5,783
    Other investments, excluding policy loans:
       Purchases                                                     (136,419)              (119,594)
       Sales                                                          110,564                  84,085
    Change in amounts due from broker                                    (362)                    327
    Change in amounts due to broker                                    (6,450)              (111,598)
                                                              -----------------      -----------------

              Net cash provided by investing activities
                                                                      129,591                 81,852
                                                              -----------------      -----------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                        432,063                 436,630
       Surrenders and death benefits                               (1,023,136)              (822,899)
       Interest credited to account balances                          299,293                 310,784
    Universal life-type insurance policy loans:
       Issuance                                                       (31,885)               (24,238)
       Repayment                                                       19,337                  18,390
    Cash dividends to parent                                          (70,000)               (70,000)
                                                              -----------------      -----------------

              Net cash used in financing activities                  (374,328)              (151,333)
                                                              -----------------      -----------------

Net increase in cash and cash equivalents                              11,088                 124,717

Cash and cash equivalents at beginning of period                       32,333                 22,453
                                                              -----------------      -----------------

Cash and cash equivalents at end of period                             $43,421               $147,170
                                                              =================      =================


                            See accompanying notes.

                          IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                  ($ thousands)
                                   (unaudited)

1.   General

     In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 2000, statements of income for the three months ended March 31, 2000 and 1999 and statements of cash flows for the three months ended March 31, 2000 and 1999.

     The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly-owned subsidiary of American Express Company. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IDS Life Insurance Company of New York, American Enterprise Life Insurance Company, American Centurion Life Assurance Company, American Partners Life Insurance Company and American Express Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

2.   Comprehensive Income

     Total comprehensive income was $100,211 and $30,706 for the three months ended March 31, 2000 and 1999 respectively.

3.   Statements of cash flows

     Cash paid for interest on borrowings totaled $1,208 and $528 for the three months ended March 31, 2000, and 1999, respectively. Cash paid for income taxes totaled $(915) and $(26,711)for the three months ended March 31, 2000 and 1999, respectively.

                         IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

4.  Commitments and contingencies

    Commitments for purchases of investments in the ordinary course of business at March 31, 2000 aggregated $111,166.

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

    In January 2000, AEFC reached an agreement in principle to settle three class-action lawsuits. The Company had been named as a co-defendant in all three lawsuits. It is expected the settlement will provide $215 million of benefits to more than 2 million class participants. The agreement in principle to settle also provides for release by class members of all insurance and annuity market conduct claims dating back to 1985 and is subject to a number of contingencies including a definitive agreement and court approval. The settlement costs allocated to the Company are included in the accompanying 1999 statement of income and did not have a material impact on the Company's consolidated financial position or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999:

     Consolidated net income increased 8 percent to $152 million for the three months ended March 31, 2000, compared to $141 million in 1999. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges partially offset by a decrease in spread rates and by a realized loss on investments.

     Premiums received totaled $1.7 billion for the three months ended March 31, 2000, compared to $1.0 billion a year ago. The premium growth is primarily due to increased sales of variable and fixed annuities and variable universal life insurance.

     Policyholder and contractholder charges increased to $120 million for the three months ended March 31, 2000, compared with $101 million a year ago. This increase was primarily due to an increase in life insurance in force.

     Management and other fees increased to $144 million for the three months ended March 31, 2000 compared with $110 million a year ago. This was primarily due to an increase in average separate account assets outstanding, resulting primarily from market appreciation. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

     Net investment income decreased to $473 million for the three months ended March 31, 2000 compared to $481 million one year ago. This is primarily due to lower investments in fixed maturities at March 31, 2000 compared to March 31, 1999.

     Total benefits and expenses were $569 million for the three months ended March 31, 2000, an increase of 6 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 4 percent to $299 million. This was due to lower aggregate amounts of fixed annuities in force. Other insurance and operating expenses increased 28 percent as a result of business growth and technology costs related to growth initiatives.

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

     The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At March 31, 2000, outstanding borrowings under this agreement were $110 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $34 million at March 31, 2000.

     At March 31, 2000, approximately 12 percent of the Company's invested assets were below-investment-grade bonds, compared to 11 percent at December 31, 1999. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. In recent months, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months and possibly beyond.* Additional investment security losses throughout the remainder of 2000 are likely but the amount of these losses is dependent on a number of factors and cannot be estimated at this time.* Management believes that there will not be a significant adverse impact on the Company's consolidated financial position.*

     For the three months ended March 31, 2000, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.


     * Statements in this discussion of the Company's liquidity and capital resources marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by the Company to meet their debt obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

     At March 31, 2000, the Company had an allowance for losses on mortgage loans of $27 million.

     The Company paid $70 million in dividends to its parent during the three months ended March 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March 31, 2000.

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

                    3.3 Copy of Resolution of the Board of Directors of IDS Life Insurance Company, dated May 5, 1989, establishing IDS Life Account MGA filed electronically as Exhibit
                         3.3 to Post-Effective Amendment No.5 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

                    4.6 Copy of Tax qualified Group Annuity Certificate, Form 30368C, filed electronically as Exhibit 4.6 to Post-Effective Amendment No.10 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

                    4.13 Copy of Endorsement  No.33007 filed  electronically  as
                         Exhibit 4.13 to Post-Effective Amendment No.12 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

                      (b) No reports on Form 8-K were required to be filed by
                          the Company for the three months ended March 31, 2000.

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

DATE                                        May 11, 2000