Form 10-Q
period 2000-06-30
IDS LIFE INSURANCE CO
filed 2000-08-11
CIK 727892

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549

                                    FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   (Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                       For the Quarter Ended June 30, 2000

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  June 30, 2000 (unaudited) and
                  December 31, 1999                                    3 - 4

                  Consolidated Statements of Income for the
                  three months ended June 30, 2000 and 1999
                  (unaudited)                                              5

                  Consolidated Statements of Income for the
                  six months ended June 30, 2000 and 1999
                  (unaudited)                                              6

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2000 and 1999
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

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  ($ thousands)

                                                                June 30,             December 31,
ASSETS                                                            2000                   1999
                                                             ----------------      ------------------
                                                               (unaudited)
Investments:
    Fixed Maturities:
       Held to maturity, at amortized cost (Fair value:
            2000, $6,714,896; 1999,$7,105,743)                    $6,814,778              $7,156,292
       Available for sale, at fair value (Amortized cost:
            2000, $13,349,974; 1999, $13,703,137)                 12,515,729              13,049,549
                                                             ----------------      ------------------

                                                                  19,330,507              20,205,841

    Mortgage loans on real estate                                  3,613,382               3,606,377
    Policy loans                                                     595,351                 561,834
    Other investments                                                557,130                 506,797
                                                             ----------------      ------------------

                  Total investments                               24,096,370              24,880,849

Cash and cash equivalents                                                 --                  32,333

Amounts recoverable from reinsurers                                  366,250                 327,168

Amounts due from brokers                                               1,090                     145

Other accounts receivable                                             57,695                  48,578

Accrued investment income                                            332,723                 343,449

Deferred policy acquisition costs                                  2,794,454               2,674,323

Deferred income taxes                                                267,665                 216,020

Other assets                                                          32,343                  23,941

Separate account assets                                           36,458,358              35,894,732
                                                             ----------------      ------------------

                  Total assets                                   $64,406,948             $64,441,538
                                                             ================      ==================

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       ($ thousands, except share amounts)
                                   (continued)

                                                                 June 30,             December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               2000                   1999
                                                              ----------------      ------------------
                                                                (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                            $19,939,096             $20,552,159
       Universal life-type insurance                                3,402,643               3,391,203
       Traditional life insurance                                     230,368                 226,842
       Disability income and
           long-term care insurance                                   905,064                 811,941
    Policy claims and other
       policyholders' funds                                            42,859                  24,600
    Amounts due to brokers                                            130,033                 148,112
    Other                                                             572,217                 579,678
    liabilities
    Separate account liabilities                                   36,458,358              35,894,732
                                                              ----------------      ------------------

                     Total liabilities                             61,680,638              61,629,267
                                                              ----------------      ------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                3,000                   3,000
    Additional paid-in capital                                        288,327                 288,327
    Accumulated other comprehensive loss, net of tax:
        Net unrealized securities losses                             (524,368)               (411,230)
    Retained earnings                                               2,959,351               2,932,174
                                                              ----------------      ------------------

                     Total stockholder's equity                     2,726,310               2,812,271
                                                              ----------------      ------------------

Total liabilities and stockholder's equity                        $64,406,948             $64,441,538
                                                              ================      ==================


                                         See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                        Three months ended
                                                                             June 30,
                                                                   2000                   1999
                                                              ----------------      ------------------
Revenues:
    Premiums:
       Traditional life insurance                                     $14,104                 $13,670
       Disability income and
         long-term care insurance                                      56,648                  47,826
                                                              ----------------      ------------------
                     Total premiums                                    70,752                  61,496

    Policyholder and contractholder charges                           114,601                 103,945
    Management and other fees                                         146,198                 115,445
    Net investment income                                             444,684                 486,238
    Net realized gain on investments                                                            5,758
                                                                       11,596
                                                              -----------------     -----------------
                     Total revenues                                   787,831                 772,882

                                                              -----------------     -----------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                       7,215                   7,328
       Universal life-type insurance
             and investment contracts                                  29,919                  29,985
       Disability income and
             long-term care insurance                                   8,801                   7,611
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                 1,436                   1,635
             Disability income and
                long-term care insurance                               26,985                  21,560
    Interest credited on universal life-type
       insurance and investment contracts                             296,376                 313,602
    Amortization of deferred policy
       acquisition costs                                              103,679                  96,785
    Other insurance and operating expenses                             82,973                  72,275
                                                              ----------------      ------------------
                     Total benefits and expenses                      557,384                 550,781
                                                              ----------------      ------------------

Income before income taxes                                            230,447                 222,101

Income taxes                                                           65,615                  53,952
                                                              ----------------      ------------------

Net income                                                           $164,832                $168,149
                                                              ================      ==================






                                       See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                         Six months ended
                                                                             June 30,
                                                                   2000                   1999
                                                              ----------------      ------------------
Revenues:
    Premiums:
       Traditional life insurance                                     $27,823                 $27,047
       Disability income and
         long-term care insurance                                     110,925                  95,261
                                                              ----------------      ------------------
                     Total premiums                                   138,748                 122,308

    Policyholder and contractholder charges                           220,960                 205,119
    Management and other fees                                         304,058                 225,442
    Net investment income                                             907,947                 967,370
    Net realized (loss) gain on investments                            (9,299)                  9,461
                                                              -----------------     ------------------
                     Total revenues                                 1,562,414               1,529,701

                                                              -----------------     ------------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                      15,714                  15,101
       Universal life-type insurance
             and investment contracts                                  61,666                  57,648
       Disability income and
             long-term care insurance                                  18,249                  14,740
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                 3,274                   3,226
             Disability income and
                long-term care insurance                               51,717                  41,525
    Interest credited on universal life-type
       insurance and investment contracts                             595,669                 624,387
    Amortization of deferred policy
       acquisition costs                                              198,866                 190,354
    Other insurance and operating expenses                            172,312                 142,055
                                                              ----------------      ------------------
                     Total benefits and expenses                    1,117,467               1,089,036
                                                              ----------------      ------------------

Income before income taxes                                            444,947                 440,665

Income taxes                                                          127,769                 131,649
                                                              ----------------      ------------------

Net income                                                           $317,178                $309,016
                                                              ================      ==================

                                       See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($thousands)
                                   (unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                    2000                    1999
                                                              -----------------      -------------------
Cash flows from operating activities:
    Net income                                                        $317,178                 $309,016
    Adjustments to reconcile net income to
       net cash provided by operating activities:
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                             (31,532)                 (27,212)
                  Repayment                                             27,514                   25,876
             Change in amounts recoverable from reinsurers             (39,082)                 (29,940)
             Change in other accounts receivable                        (9,117)                  (9,300)
             Change in accrued investment income                        10,726                   (9,323)
             Change in deferred policy
                acquisition costs, net                                (115,007)                 (15,245)
             Change in liabilities for future policy
                benefits for  traditional life,
                disability income and
                long-term care insurance                                96,649                   68,147
             Change in policy claims and other
                policyholders' funds                                    18,259                   26,298
             Change in deferred income taxes                             9,276                   22,743
             Change in other liabilities                                (7,461)                  66,968
             Amortization of premium, net                                2,382                    2,445
             Net realized gain (loss) on investments                     9,299                   (9,461)
             Policyholder and contractholder charges,
                non-cash                                               (75,976)                 (87,597)
             Other, net                                                 (6,614)                  (6,181)
                                                              ------------------       -------------------

                Net cash provided by operating activities             $206,494                 $327,234
                                                              ------------------       -------------------


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

                                                                         Six months ended
                                                                             June 30,
                                                                   2000                   1999
                                                              ----------------      ------------------
Cash flows from investing activities: Fixed maturities held to maturity:
       Purchases                                                        $  --                  ($859)
       Maturities, sinking fund payments and calls                    329,790                356,447
       Sales                                                            8,193                 42,965
    Fixed maturities available for sale:
       Purchases                                                     (434,922)            (1,662,373)
       Maturities, sinking fund payments and calls                    520,113                896,855
       Sales                                                          264,490                389,920
    Other investments, excluding policy loans:
       Purchases                                                     (274,890)              (301,977)
       Sales                                                          212,567                179,616
    Change in amounts due from broker                                    (945)                   327
    Change in amounts due to broker                                   (18,079)               333,876
                                                              -----------------      -----------------

              Net cash provided by investing activities
                                                                      606,317                234,797
                                                              -----------------      -----------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                        914,664                954,742
       Surrenders and death benefits                               (2,035,979)            (1,690,731)
       Interest credited to account balances                          595,670                624,375
    Universal life-type insurance policy loans:
       Issuance                                                       (66,797)               (50,525)
       Repayment                                                       37,298                 33,906
    Cash dividends to parent                                         (290,000)              (230,000)
                                                              -----------------      -----------------

              Net cash used in financing activities                  (845,144)              (358,233)
                                                              -----------------      -----------------

Net increase in cash and cash equivalents                             (32,333)               203,798

Cash and cash equivalents at beginning of period                       32,333                 22,453
                                                              -----------------      -----------------

Cash and cash equivalents at end of period                              $  --               $226,251
                                                              =================      =================



                                        See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                  ($ thousands)
                                   (unaudited)

1.   General

     In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 2000, statements of income for the three and six months ended June 30, 2000 and 1999 and statements of cash flows for the six months ended June 30, 2000 and 1999.

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

2.   Comprehensive Income

     Total comprehensive income was $103,828 and ($27,602) for the three months ended June 30, 2000 and $204,040 and $3,104 for the six months ended June 30, 2000 and 1999 respectively.


3.   Statements of cash flows

     Cash paid for interest on borrowings totaled $2,826 and $1,535 for the six months ended June 30, 2000, and 1999, respectively. Cash paid for income taxes totaled $116,241 and $135,986 for the six months ended June 30, 2000 and 1999, respectively.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

4.   Commitments and contingencies

     Commitments for purchases of investments in the ordinary course of business at June 30, 2000 aggregated $112,893.

     The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. Beginning in 1999, the Company retains only 20% of the mortality risk on new variable universal life insurance policies. Risk not retained is reinsured with other life insurance companies, primarily on a yearly renewable term basis. Long-term care policies are primarily reinsured on a coinsurance basis. The Company retains all disability income and waiver of premium risk. Beginning in 2000, the Company retains all accidental death benefit risk.

     In January 2000, AEFC reached an agreement in principle to settle three class-action lawsuits. The Company had been named as a co-defendant in all three lawsuits. It is expected the settlement will provide $215 million of benefits to more than 2 million class participants. The agreement in principle to settle also provides for release by class members of all insurance and annuity market conduct claims dating back to 1985 and is subject to a number of contingencies, including a definitive agreement and court approval. The settlement costs allocated to the Company are included in the accompanying 1999 statement of income and did not have a material impact on the Company's consolidated financial position or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999:

     Consolidated net income increased 3 percent to $317 million for the six months ended June 30, 2000, compared to $309 million in 1999. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges partially offset by a decrease in spread rates and by a realized loss on investments.

     Premiums received totaled $3.5 billion for the six months ended June 30, 2000, compared to $2.2 billion a year ago. The premium growth is primarily due to increased sales of variable annuities and variable universal life insurance.

     Policyholder and contractholder charges increased to $221 million for the six months ended June 30, 2000, compared with $205 million a year ago. This increase was primarily due to an increase in life insurance in force.

     Management and other fees increased to $304 million for the six months ended June 30, 2000 compared with $225 million a year ago. This was primarily due to an increase in average separate account assets outstanding, resulting primarily from market appreciation. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

     Net investment income decreased to $908 million for the six months ended June 30, 2000 compared to $967 million one year ago. This is primarily due to lower investments in fixed maturities at June 30, 2000 compared to June 30, 1999.

     Total benefits and expenses were $1.1 billion for the six months ended June 30, 2000, an increase of 3 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 4 percent to $596 million. This was due to lower aggregate amounts of fixed annuities in force. Other insurance and operating expenses increased 21 percent as a result of business growth and technology costs related to growth initiatives.

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

     The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At June 30, 2000, outstanding borrowings under this agreement were $100 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $27 million at June 30, 2000.

     At June 30, 2000, approximately 12 percent of the Company's invested assets were below-investment-grade bonds, compared to 11 percent at December 31, 1999. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. In recent months, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months and possibly beyond.* Additional investment security losses throughout the remainder of 2000 are likely but the amount of these losses is dependent on a number of factors and cannot be estimated at this time.* Management believes that there will not be a significant adverse impact on the Company's consolidated financial position.*

     For the six months ended June 30, 2000, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

     At June 30, 2000, the Company had an allowance for losses on mortgage loans of $12 million.

     The Company paid $290 million in dividends to its parent during the six months ended June 30, 2000.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended June 30, 2000.

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

                   (b) No reports on Form 8-K were required to be filed by the Company for the six months ended June 30, 2000.

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

DATE                                      August 10, 2000