Form 10-Q
period 2000-09-30
IDS LIFE INSURANCE CO
filed 2000-11-13
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                                                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

                         Commission file number 33-28976

                            IDS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                           MINNESOTA                      41-0823832
             (State or other jurisdiction of               (I.R.S.
         Employer incorporation or organization)       Identification No.)

         AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA           55474
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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2000

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

    Item 1. Financial Statements

             Consolidated Balance Sheets as of
             September 30, 2000 (unaudited) and
             December 31, 1999                                         3 - 4

             Consolidated Statements of Income for the
             three months ended September 30, 2000 and 1999
             (unaudited)                                                   5

             Consolidated Statements of Income for the
             nine months ended September 30, 2000 and 1999
             (unaudited)                                                   6

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2000 and 1999
             (unaudited)                                               7 - 8

             Notes to Consolidated Financial Statements
             (unaudited)                                               9 - 10

    Item 2. Management's Discussion and Analysis of
            Consolidated Financial Condition and
            Results of Operations                                     11 - 13

PART II - OTHER INFORMATION                                           14 - 17

SIGNATURES                                                                 18

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  ($ thousands)

                                                              September 30,          December 31,
ASSETS                                                            2000                   1999
                                                             ----------------      ------------------
                                                               (unaudited)
Investments:
    Fixed Maturities:
       Held to maturity, at amortized cost (Fair value:
            2000, $6,653,928; 1999, $7,105,743)                   $6,696,793              $7,156,292
       Available for sale, at fair value (Amortized cost:
            2000, $12,842,087; 1999, $13,703,137)                 12,173,401              13,049,549
                                                             ----------------      ------------------

                                                                  18,870,194              20,205,841

    Mortgage loans on real estate                                  3,624,211               3,606,377
    Policy loans                                                     616,334                 561,834
    Other investments                                                648,444                 506,797
                                                             ----------------      ------------------

                  Total investments                               23,759,183              24,880,849

Cash and cash equivalents                                            252,482                  32,333

Amounts recoverable from reinsurers                                  391,732                 327,168

Amounts due from brokers                                               1,666                     145

Other accounts receivable                                             56,775                  48,578

Accrued investment income                                            324,118                 343,449

Deferred policy acquisition costs                                  2,885,098               2,674,323

Deferred income taxes                                                195,320                 216,020

Other assets                                                          30,020                  23,941

Separate account assets                                           36,643,767              35,894,732
                                                             ----------------      ------------------

                  Total assets                                   $64,540,161             $64,441,538
                                                             ================      ==================


                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       ($ thousands, except share amounts)
                                   (continued)

                                                               September 30,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               2000                   1999
                                                              ----------------      ------------------
                                                                (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                            $19,727,084             $20,552,159
       Universal life-type insurance                                3,413,222               3,391,203
       Traditional life insurance                                     231,224                 226,842
       Disability income and
           long-term care insurance                                   958,828                 811,941
    Policy claims and other
       policyholders' funds                                            61,216                  24,600
    Amounts due to brokers                                             77,888                 148,112
    Other                                                             504,772                 579,678
    liabilities
    Separate account liabilities                                   36,643,767              35,894,732
                                                              ----------------      ------------------

                     Total liabilities                             61,618,001              61,629,267
                                                              ----------------      ------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                3,000                   3,000
    Additional paid-in capital                                        288,327                 288,327
    Accumulated other comprehensive loss, net of tax:
        Net unrealized securities losses                             (426,015)              (411,230)
    Retained earnings                                               3,056,848               2,932,174
                                                              ----------------      ------------------

                     Total stockholder's equity                     2,922,160               2,812,271
                                                              ----------------      ------------------

Total liabilities and stockholder's equity                        $64,540,161             $64,441,538
                                                              ================      ==================












                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                        Three months ended
                                                                           September 30,
                                                                   2000                   1999
                                                              ----------------      ------------------
Revenues:
    Premiums:
       Traditional life insurance                                     $13,257                 $13,314
       Disability income and
         long-term care insurance                                      58,011                  51,384
                                                              ----------------      ------------------
                     Total premiums                                    71,268                  64,698

    Policyholder and contractholder charges                           110,439                  99,872
    Management and other fees                                         154,630                 119,551
    Net investment income                                             413,367                 462,424
    Net realized gain on investments                                    9,783                  7,996
                                                              -----------------     -----------------
                     Total revenues                                   759,487                754,541

                                                              -----------------     -----------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                       7,059                   7,459
       Universal life-type insurance
             and investment contracts                                  33,523                  30,371
       Disability income and
             long-term care insurance                                   9,635                   8,220
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                   773                   2,221
             Disability income and
                long-term care insurance                               31,891                  23,948
    Interest credited on universal life-type
       insurance and investment contracts                             292,751                 298,685
    Amortization of deferred policy
       acquisition costs                                               91,350                  88,947
    Other insurance and operating expenses                             83,489                  79,191
                                                              ----------------      ------------------
                     Total benefits and expenses                      550,471                 539,042
                                                              ----------------      ------------------

Income before income taxes                                            209,016                 215,499

Income taxes                                                           51,520                  62,171
                                                              ----------------      ------------------

Net income                                                           $157,496                $153,328
                                                              ================      ==================




                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                   2000                   1999
                                                              ----------------      ------------------
Revenues:
    Premiums:
       Traditional life insurance                                     $41,080                 $40,361
       Disability income and
         long-term care insurance                                     168,936                 146,645
                                                              ----------------      ------------------
                     Total premiums                                   210,016                 187,006

    Policyholder and contractholder charges                           331,399                 304,991
    Management and other fees                                         458,688                 344,993
    Net investment income                                           1,321,314               1,429,795
    Net realized gain on investments                                      484                 17,457
                                                              -----------------     -----------------
                     Total revenues                                 2,321,901              2,284,242

                                                              -----------------     -----------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                      22,773                  22,560
       Universal life-type insurance
             and investment contracts                                  95,189                  88,019
       Disability income and
             long-term care insurance                                  27,884                  22,960
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                 4,047                   5,447
             Disability income and
                long-term care insurance                               83,608                  65,473
    Interest credited on universal life-type
       insurance and investment contracts                             888,420                 923,072
    Amortization of deferred policy
       acquisition costs                                              290,216                 279,301
    Other insurance and operating expenses                            255,800                 221,246
                                                              ----------------      ------------------
                     Total benefits and expenses                    1,667,937               1,628,078
                                                              ----------------      ------------------

Income before income taxes                                            653,964                 656,164

Income taxes                                                          179,289                 193,820
                                                              ----------------      ------------------

Net income                                                           $474,675                $462,344
                                                              ================      ==================



                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($thousands)
                                   (unaudited)

                                                                          Nine months ended
                                                                            September 30,
                                                                    2000                    1999
                                                              -----------------      -------------------
Cash flows from operating activities:
    Net income                                                        $474,675                 $462,344
    Adjustments to reconcile net income to
       net cash provided by operating activities:
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                             (49,252)                (43,764)
                  Repayment                                             42,057                  40,865
             Change in amounts recoverable from reinsurers             (64,564)                (44,029)
             Change in other accounts receivable                        (8,197)                 39,778
             Change in accrued investment income                        19,331                  16,695
             Change in deferred policy
                acquisition costs, net                                (210,722)                (41,585)
             Change in liabilities for future policy
                benefits for  traditional life,
                disability income and
                long-term care insurance                               151,269                 111,763
             Change in policy claims and other
                policyholders' funds                                    36,616                 (11,140)
             Change in deferred income taxes                            28,662                  44,451
             Change in other liabilities                               (74,907)                155,664
             Amortization of premium, (accretion of
             discount), net                                             13,413                 (14,986)
             Net realized gain on investments                             (484)                (17,457)
             Policyholder and contractholder charges,
                non-cash                                              (109,984)              (131,370)
             Other, net                                                 (4,230)                 (6,897)
                                                              ------------------       -----------------

                Net cash provided by operating activities             $243,683                $560,332
                                                              ------------------       -----------------


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

                                                                         Nine months ended
                                                                           September 30,
                                                                   2000                   1999
                                                              ----------------      ------------------
Cash flows from investing activities: Fixed maturities held to maturity:
       Purchases                                                         ($34)                 ($859)
       Maturities, sinking fund payments and calls                    429,956                 572,084
       Sales                                                           25,193                  42,952
    Fixed maturities available for sale:
       Purchases                                                     (732,235)            (3,141,968)
       Maturities, sinking fund payments and calls                    763,611               1,212,007
       Sales                                                          830,997               1,358,234
    Other investments, excluding policy loans:
       Purchases                                                     (468,887)              (474,322)
       Sales                                                          289,985                 314,686
    Change in amounts due from broker                                  (1,521)                   (999)
    Change in amounts due to broker                                   (70,224)                105,987
                                                              -----------------      ------------------

              Net cash provided by (used in) investing
              activities                                            1,066,841                 (12,198)
                                                              -----------------      ------------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                      1,402,874               1,455,882
       Surrenders and death benefits                               (2,984,364)            (2,615,240)
       Interest credited to account balances                          888,420                 923,072
    Universal life-type insurance policy loans:
       Issuance                                                       (83,943)               (75,483)
       Repayment                                                       36,638                  52,312
    Cash dividends to parent                                         (350,000)              (290,000)
                                                              -----------------      -----------------

              Net cash used in financing activities                (1,090,375)              (549,457)
                                                              -----------------      -----------------

Net increase (decrease) in cash and cash equivalents                  220,149                  (1,322)

Cash and cash equivalents at beginning of period                       32,333                 22,453
                                                              -----------------      -----------------

Cash and cash equivalents at end of period                            $252,482                $21,131
                                                              =================      =================





                           See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                  ($ thousands)
                                   (unaudited)

1.       General

     In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 2000, statements of income for the three and nine months ended September 30, 2000 and 1999 and statements of cash flows for the nine months ended September 30, 2000 and 1999.

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

2.       Comprehensive income

     Total comprehensive income was $255,849 and $21,445 for the three months ended September 30, 2000 and 1999 respectively and $459,890 and $24,549 for the nine months ended September 30, 2000 and 1999 respectively.


3.       Statements of cash flows

     Cash paid for interest on borrowings totaled $3,072 and $2,838 for the nine months ended September 30, 2000, and 1999, respectively. Cash paid for income taxes totaled $146,931 and $170,533 for the nine months ended September 30, 2000 and 1999, respectively.

                          IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

4.       Commitments and contingencies

     Commitments for purchases of investments in the ordinary course of business at September 30, 2000 aggregated $130,447.

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

     In January 2000, AEFC reached an agreement in principle to settle three class-action lawsuits. The Company had been named as a co-defendant in all three lawsuits. It is expected the settlement will provide $215 million of benefits to more than 2 million class participants. The agreement in principle to settle also provides for release by class members of all insurance and annuity market conduct claims dating back to 1985. On October 2, 2000 the District Court, Fourth Judicial District for the State of Minnesota, Count of Hennepin and the United States District Court for the District of Minnesota entered an order conditionally certifying a class for settlement purposes, preliminarily approving the class settlement, directing the issuance of a class notice to the class and scheduling a hearing to determine the fairness of a settlement for March, 2001. The settlement costs allocated to the Company are included in the accompanying 1999 statement of income and did not have a material impact on the Company's consolidated financial position or results of operations.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999:

     Consolidated net income increased 3 percent to $475 million for the nine months ended September 30, 2000, compared to $462 million in 1999. Earnings growth resulted primarily from increases in management fees and policyholder and contractholder charges and a decrease in the effective income tax rate, resulting primarily from an increase in credits related to affordable housing investments. Earnings growth was partially offset by a decrease in spread rates, a decrease in net realized capital gains, and an increase in expenses.

     Premiums received totaled $5.3 billion for the nine months ended September 30, 2000, compared to $3.4 billion a year ago. The premium growth is primarily due to increased sales of variable annuities and variable universal life insurance.

     Policyholder and contractholder charges increased to $331 million for the nine months ended September 30, 2000, compared with $305 million a year ago. This increase was primarily due to an increase in life insurance in force.

     Management and other fees increased to $459 million for the nine months ended September 30, 2000 compared with $345 million a year ago. This was primarily due to an increase in average separate account assets outstanding, resulting primarily from market appreciation and sales of variable annuities and variable universal life insurance. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

     Net investment income decreased to $1,321 million for the nine months ended September 30, 2000 compared to $1,430 million one year ago. This is primarily due to lower investments in fixed maturities and increased investments in low income housing at September 30, 2000 compared to September 30, 1999.

     Total  benefits  and  expenses  were $1.7 billion for the nine months ended
September 30, 2000, an increase of 2 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 4 percent to $888 million. This was due to lower aggregate amounts of fixed annuities in force. Other insurance and operating expenses increased 16 percent as a result of business growth and technology costs related to growth initiatives.

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

     The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At September 30, 2000, outstanding borrowings under this agreement were $50 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $11 million at September 30, 2000.

     At September 30, 2000, approximately 12 percent of the Company's invested assets were below-investment-grade bonds, compared to 11 percent at December 31, 1999. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. In recent months, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months and possibly beyond.*
Additional investment security losses throughout the remainder of 2000 are likely but the amount of these losses is dependent on a number of factors and cannot be estimated at this time.* Management believes that there will not be a significant adverse impact on the Company's consolidated financial position.*

     For the nine months ended September 30, 2000, sales of fixed maturities held to maturity were due to significant deterioration in the issuers' creditworthiness.

     At September 30, 2000, the Company had an allowance for losses on mortgage loans of $12 million.

     The Company paid $350 million in dividends to its parent during the nine months ended September 30, 2000.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative will be recorded in income or directly to other comprehensive income, depending on the instrument's designated use. Management estimates that, at September 30, 2000, the transition effects of adopting SFAS No. 133, as amended, on the Company's net income and other comprehensive income would have been less than $1 million and $35 million, respectively. The final financial effects of transition at January 1, 2001 will be measured based on the derivatives positions, market conditions, and the interpretative guidance issued by the FASB as of that time.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The SAB outlines the basic criteria that must be met to recognize revenue, and provides guidelines for disclosure related to revenue recognition policies. This guidance is required to be implemented in the fourth quarter of 2000. In addition, on October 12, 2000, the SEC staff issued a Frequently Asked Questions document, which provides the Staff's response to the many inquiries they have received since the issuance of SAB No. 101. The company does not expect SAB No. 101 to have a material impact on the company's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 2000.

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

                 (b) No reports on Form 8-K were required to be filed by the Company for the nine months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                  IDS LIFE INSURANCE COMPANY

BY

NAME AND TITLE                           Philip C. Wentzel
                                                  Vice President and Controller

DATE                                              November 10, 2000