Form 10-K
period 2000-12-31
IDS LIFE INSURANCE CO
filed 2001-03-30
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

                                     PART I
ITEM 1.  BUSINESS

     IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. The Company serves residents of all states except New York. The Company is the fourteenth largest life insurance company in the United States, with consolidated assets at December 31, 2000 of $60.4 billion. IDS Life Insurance Company of New York and American Centurion Life Assurance Company are wholly owned subsidiaries of the Company and serve New York State residents. The Company also wholly owns American Enterprise Life Insurance Company, American Partners Life Insurance Company and American Express Corporation.

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

     The Company's fixed annuity contracts guarantee a minimum interest rate during the accumulation period (the time before annuity payments begin), although the Company has the option of paying a higher rate reflective of current market rates. The Company has also adopted a practice whereby the higher current rate is guaranteed for a specified period. The Company also offers fixed/variable annuity products offering the purchaser a choice among mutual funds with portfolios of equities, bonds, managed assets and/or short-term securities, and the Company's general account, as the underlying investment vehicles. With respect to funds applied to the variable portion of the annuity, the purchaser, rather than the Company, assumes the investment risks and receives the rewards inherent in the ownership of the underlying investments. At December 31, 2000, the Company had $48.2 billion of fixed and variable annuities in force, a decrease of 8 percent from the prior year end.

     The Company's principal insurance product is the flexible-premium, adjustable-benefit universal life insurance policy. In this type of insurance policy, premium payments either accumulate interest in a fixed account or purchase units in one or more variable accounts. The policyholder has access to the cash surrender value in whole or in part after the first year. The size of the cash value of the fund can also be controlled by the policyholder by increasing or decreasing premiums, subject only to maintaining a required minimum to keep the policy in force. Monthly deductions from the cash value of the policy are made for the cost of insurance, expense charges and any policy riders. At December 31, 2000, the Company had $79.1 billion of fixed and variable universal life-type insurance in force, up 11 percent from December 31, 1999.

     Assets held in separate accounts which fund the variable annuity and variable life insurance products totaled $32.3 billion at December 31, 2000, a 10 percent decrease from December 31, 1999.

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

ITEM 3.  LEGAL PROCEEDINGS

     A number of lawsuits have been filed against life and health insurers in jurisdictions in which IDS Life and AEFC do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters. IDS Life and AEFC, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto v. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing IDS Life insurance policy with a new IDS Life policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing IDS Life policies with new IDS Life policies from and after January 1, 1985.

     The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues. IDS Life and AEFC filed an answer to the complaint on February 18, 1997, denying the allegations. A second action, entitled Arnold Mork, Isabella Mork, Ronald Melchert and Susan Melchert v. IDS Life Insurance Company and American Express Financial Corporation was commenced in the same court on March 21, 1997. In addition to claims that are included in the Benacquisto lawsuit, the second action includes an allegation of improper replacement of an existing IDS Life annuity contract. It seeks similar relief to the initial lawsuit.

     On October 13, 1998, an action entitled Richard W. and Elizabeth J. Thoresen v. American Express Financial Corporation, American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York was also commenced in Minnesota state court. The action was brought by individuals who purchased an annuity in a qualified plan. They allege that the sale of annuities in tax-deferred contributory retirement investment plans (e.g., IRAs) is never appropriate. The plaintiffs purport to represent a class consisting of all persons who made similar purchases. The plaintiffs seek damages in an unspecified amount, including restitution of allegedly lost investment earnings and restoration of contract values.

     In January 2000, AEFC reached an agreement in principle to settle the three class-action lawsuits described above. It is expected the settlement will provide $215 million of benefits to more than two million participants and for release by class members of all insurance and annuity market conduct claims dating back to 1985.

     In August, 2000 an action entitled Lesa Benacquisto, Daniel Benacquisto, Richard Thoresen, Elizabeth Thoresen, Arnold Mork, Isabella Mork, Ronald Melchert and Susan Melchert v. American Express Financial Corporation, American Express Financial Advisors, American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York was commenced in the United States District Court for the District of Minnesota. The complaint put at issue various alleged sales practices and misrepresentations and allegations of violations of federal laws.

     In September, 2000 the plaintiffs filed a consolidated complaint in State Court alleging the same claims as the previous actions.

     On October 2, 2000 the District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin and the United States District Court for the District of Minnesota entered an order conditionally certifying a class for settlement purposes, preliminarily approving the class settlement, directing the issuance of a class notice to the class and scheduling a hearing to determine the fairness of settlement for March, 2001.

     On March 6, 2001 the District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin and the United States District Court for the District of Minnesota heard oral arguments on plaintiffs' motions for final approval of the class action settlement. Six motions to intervene were filed together with objections to the proposed settlement. We are awaiting a final order from the court.

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

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 Compared to 1999:

     Consolidated net income decreased 8 percent to $586 million in 2000, compared to $636 million in 1999. The decrease resulted primarily from a decrease in net investment income. This reflects decreases in investments owned and decreased investment yields during 2000.

     Consolidated income before income taxes totaled $807 million in 2000, compared with $904 million in 1999.

     Total premiums and investment contract deposits received increased to $6.9 billion in 2000, compared with $5.0 billion in 1999. This increase is primarily due to an increase in variable annuity deposits in 2000.

     Total revenues decreased to $3.0 billion in 2000, compared with $3.1 billion in 1999. Decreases in net investment income and net realized gains (losses) on investments were partially offset by increases in insurance premiums, policy and contractholder charges and management and other fees. Net investment income, the largest component of revenues, decreased by $189 million from the prior year, reflecting decreases in investments owned and investment yields.

     Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 6 percent to $438 million in 2000, compared with $412 million in 1999. This increase reflects increased total life insurance in force, which grew 10 percent to $98 billion at December 31, 2000.

     Net realized loss on investments was $17 million in 2000, compared to a net realized gain of $27 million in 1999. The loss was primarily due to the loss on sales and writedowns of fixed maturity investments.

     Management and other fees increased 26 percent to $598 million in 2000, compared with $473 million in 1999. This is primarily due to an increase in separate account fees, which grew 25 percent to $543 million at December 31, 2000, due to market appreciation and sales. The Company provides investment management services for mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

     Total benefits and expenses increased slightly to $2.2 billion in 2000. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, decreased slightly to $1.2 billion, reflecting a decrease in fixed annuities in force. Amortization of deferred policy acquisition costs increased to $404 million, compared to $333 million in 1999. This increase was due primarily to the impact of changing prospective separate account investment performance assumptions.

     Other insurance and operating expenses increased slightly to $337 million in 2000, compared to $335 million in 1999.

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

     The negative effect on the Company's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at December 31, 2000, would be approximately $17 million.

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

     The negative effect on the Company's pretax earnings of the 10% decline in equity prices would be approximately $45 million based on assets under management as of December 31, 2000.

Liquidity and Capital Resources

     The liquidity requirements of the Company are met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

     The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases.

     The Company has available lines of credit with its parent aggregating $200 million ($100 million committed and $100 million uncommitted). The line of credit is used strictly as a short-term source of funds. Borrowings outstanding were $50,000 uncommitted at December 31, 2000. At December 31, 2000, outstanding reverse repurchase agreements totaled $30 million.

     At December 31, 2000, investments in fixed maturities comprised 79 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 30 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

     At December 31, 2000, approximately 15 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. In recent months, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months and possibly beyond.*
Additional investment security losses throughout the remainder of 2000 are likely but the amount of these losses is dependent on a number of factors and cannot be estimated at this time.* Management believes that there will not be a significant adverse impact on the Company's consolidated financial position.*


     * Statements in this discussion of the Company's liquidity and capital resources marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by the Company to meet their debt obligations.

     At December 31, 2000, net unrealized depreciation on fixed maturities held to maturity included $124 million of gross unrealized appreciation and $116 million of gross unrealized depreciation. Net unrealized depreciation on fixed maturities available for sale included $188 million of gross unrealized appreciation and $719 million of gross unrealized depreciation.

     At December 31, 2000, the Company had an allowance for losses for mortgage loans totaling $11 million and for real estate investments totaling $nil.

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

In 2000, dividends paid to its parent were $410 million.

     The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 2000, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Items  required  under  this  section  are  included  in  the   Mangement's
Discussion and Analysis of financial condition and results of operations under the section titled risk management.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Financial Statements and Schedules Required under Regulation S-X.

     Index to financial statements

 The following consolidated financial statements of IDS Life Insurance Company are included in Item 8:

    Report of Independent Auditors                                          18

    Consolidated Balance Sheets at December 31, 2000 and 1999            19-20

    Consolidated Statements of Income for the years ended
                 December 31, 2000, 1999 and 1998                           21

    Consolidated Statements of Stockholder's Equity for the years ended
        December 31, 2000, 1999 and 1998                                 22-23

    Consolidated Statements of Cash Flows for the years ended
                 December 31, 2000, 1999 and 1998                        24-25

         Notes to Consolidated Financial Statements                      26-43

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

 See Index to Financial Statements and Financial Statement Schedules on page 11.

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

     (b) Reports on Form 8-K filed in the fourth quarter of 2000

     No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IDS LIFE INSURANCE COMPANY
                                   Registrant


3/12/2001                 By    /s/Richard W. Kling
Date                               Richard W. Kling, President
                                   and Chief Executive Officer

3/12/2001                 By    /s/Philip C. Wentzel
Date                               Philip C. Wentzel, Vice President and
                                   Controller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/12/2001                 By    /s/Stuart A. Sedlacek
Date                               Stuart A. Sedlacek, Executive Vice President

3/12/2001                 By    /s/Richard W. Kling
Date                               Richard W. Kling, President
                                   and Chief Executive Officer

3/12/2001                 By    /s/Paul F. Kolkman
Date                               Paul F. Kolkman, Executive Vice
President

3/12/2001                 By    /s/Pamela J. Moret
Date                               Pamela J. Moret, Chairman of the
                                   Board

3/12/2001                 By    /s/Paula R. Meyer
Date                               Paula R. Meyer, Executive Vice
                                   President, Assured Assets

3/12/2001                 By    /s/Barry J. Murphy
Date                               Barry J. Murphy, Executive Vice
President, Client Service

Report of Independent Auditors

The Board of Directors
IDS Life Insurance Company

     We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly-owned subsidiary of American Express Financial Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young
February 8, 2001
Minneapolis, Minnesota

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                  ($ thousands)


ASSETS                                                                                    2000            1999


Investments:
  Fixed maturities:
      Held to maturity, at amortized cost (fair value:
          2000, $6,471,798; 1999, $7,105,743)                                         $  6,463,613     $  7,156,292
      Available for sale, at fair value (amortized cost:
          2000, $12,929,870; 1999, $13,703,137)                                         12,399,990       13,049,549
                                                                                        18,863,603       20,205,841

  Mortgage loans on real estate                                                          3,738,091        3,606,377
  Policy loans                                                                             618,973          561,834
  Other investments                                                                        635,880          506,797

          Total investments                                                             23,856,547       24,880,849

Cash and cash equivalents                                                                  316,974           32,333

Amounts recoverable from reinsurers                                                        416,480          327,168

Amounts due from brokers                                                                    15,302              145

Other accounts receivable                                                                   42,324           48,578

Accrued investment income                                                                  334,928          343,449

Deferred policy acquisition costs                                                        2,951,655        2,665,175

Deferred income taxes, net                                                                 136,588          216,020

Other assets                                                                                25,919           33,089

Separate account assets                                                                 32,349,347       35,894,732

          Total assets                                                                 $60,446,064      $64,441,538


                           IDS LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  December 31,
                       ($ thousands, except share amounts)

LIABILITIES AND STOCKHOLDER'S EQUITY                                                      2000             1999

Liabilities:
  Future policy benefits:
    Fixed annuities                                                                    $19,417,446      $20,552,159
    Universal life-type insurance                                                        3,410,871        3,391,203
    Traditional life insurance                                                             232,913          226,842
    Disability income and long-term care insurance                                       1,012,247          811,941
  Policy claims and other policyholders' funds                                              52,067           24,600
  Amounts due to brokers                                                                   446,347          148,112
  Other liabilities                                                                        459,422          579,678
  Separate account liabilities                                                          32,349,347       35,894,732

          Total liabilities                                                             57,380,660       61,629,267

Commitments and contingencies

Stockholder's equity:
  Capital stock, $30 par value per share;
    100,000 shares authorized, issued and outstanding                                        3,000            3,000
  Additional paid-in capital                                                               288,327          288,327
  Accumulated other comprehensive loss, net of tax:
    Net unrealized securities losses                                                      (333,734)        (411,230)
  Retained earnings                                                                      3,107,811        2,932,174

          Total stockholder's equity                                                     3,065,404        2,812,271

Total liabilities and stockholder's equity                                             $60,446,064      $64,441,538














                                                        See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years ended December 31,
                                  ($ thousands)

                                                                       2000              1999              1998
Revenues:
  Premiums:
    Traditional life insurance                                      $    56,187       $    53,790      $    53,132
    Disability income and long-term care insurance                      231,311           201,637          176,298

           Total premiums                                               287,498           255,427          229,430

  Policyholder and contractholder charges                               438,127           411,994          383,965
  Management and other fees                                             598,168           473,108          401,057
  Net investment income                                               1,730,605         1,919,573        1,986,485
  Net realized (loss) gain on investments                               (16,975)           26,608             6,902

           Total revenues                                             3,037,423         3,086,710        3,007,839


Benefits and expenses:
  Death and other benefits:
    Traditional life insurance                                           29,042            29,819           29,835
    Universal life-type insurance
      and investment contracts                                          131,467           118,561          108,349
    Disability income and long-term care insurance                       40,246            30,622           27,414
  Increase in liabilities for future policy benefits:
      Traditional life insurance                                          5,765             7,311            6,052
      Disability income and long-term care insurance                    113,239            87,620           73,305
  Interest credited on universal life-type
    insurance and investment contracts                                1,169,641         1,240,575        1,317,124
  Amortization of deferred policy
    acquisition costs                                                   403,968           332,705          382,642
  Other insurance and operating expenses                                336,791           335,180          287,326

           Total benefits and expenses                                2,230,159         2,182,393        2,232,047


Income before income taxes                                              807,264           904,317          775,792

Income taxes                                                            221,627           267,864          235,681

Net income                                                           $  585,637        $  636,453       $  540,111





                                                        See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                       Three years ended December 31, 2000
                                  ($ thousands)


                                                                                                 Accumulated Other
                                                           Total                    Additional     Comprehensive
                                                       Stockholder's     Capital      Paid-In      (Loss) Income,      Retained
                                                          Equity          Stock       Capital       Net of Tax        Earnings

Balance, January 1, 1998                                   $2,865,816      $3,000     $290,847        $226,359        $2,345,610
Comprehensive income:
   Net income                                                 540,111          --           --              --           540,111
   Unrealized holding losses arising during
      the year, net of deferred policy acquisition
     costs of $6,333 and taxes of $32,826                     (60,964)         --           --         (60,964)               --
   Reclassification adjustment for losses
      included in net income, net of tax
of                                                              4,189          --           --           4,189
      ($2,254)                                                                                                                --
                                                      -----------------
   Other comprehensive loss                                   (56,775)         --           --         (56,775)               --
                                                      -----------------                            -----------------
   Comprehensive income                                       483,336          --           --              --                --
Other changes                                                  (2,520)         --       (2,520)             --                --
Cash dividends to parent                                     (240,000)         --           --              --          (240,000)
                                                      ----------------------------------------------------------------------------

Balance, December 31, 1998                                  3,106,632       3,000      288,327         169,584         2,645,721
Comprehensive income:
   Net income                                                 636,453          --           --              --           636,453
   Unrealized holding losses arising during
      the year, net of deferred policy acquisition
     costs of $28,444 and taxes of $304,936                  (566,311)         --           --        (566,311)               --
   Reclassification adjustment for gains
      included in net income, net of tax
      of $7,810                                               (14,503)         --           --         (14,503)               --
                                                      -----------------                         --------------------

   Other comprehensive loss                                  (580,814)         --           --        (580,814)               --
                                                      -----------------
   Comprehensive income                                        55,639          --           --              --                --
Cash dividends to parent                                     (350,000)         --           --              --          (350,000)
                                                      ----------------------------------------------------------------------------

Balance, December 31,                                      $2,812,271      $3,000     $288,327       $(411,230)       $2,932,174
1999

                           IDS LIFE INSURANCE COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                       Three years ended December 31, 2000
                                  ($ thousands)


                                                                                                   Accumulated
                                                                                                      Other
                                                           Total                    Additional    Comprehensive
                                                        Stockholder's     Capital      Paid-In  (Loss) Income,         Retained
                                                           Equity         Stock       Capital       Net of Tax        Earnings

Balance, December 31, 1999                                 $2,812,271      $3,000     $288,327       $(411,230)      $2,932,174
Comprehensive income:
   Net income                                                 585,637          --           --              --           585,637
   Unrealized holding gains arising during
      the year, net of deferred policy acquisition
     costs of $(5,154) and taxes of $(46,921)                  87,138          --           --          87,138               --
   Reclassification adjustment for gains
      included in net income, net of tax
      of $5,192                                                (9,642)         --           --          (9,642)              --
                                                      -----------------
                                                      -----------------                         -------------------
   Other comprehensive income                                  77,496          --           --          77,496               --
                                                      -----------------
   Comprehensive income                                       663,133          --           --              --               --
Cash dividends to parent                                     (410,000)         --           --              --          (410,000)
                                                      -----------------------------------------------------------------------------

Balance, December 31, 2000                                 $3,065,404      $3,000     $288,327       $(333,734)       $3,107,811
                                                      =============================================================================
                                                      =============================================================================













                                                        See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                  ($ thousands)




                                                                        2000             1999              1998
Cash flows from operating activities:
  Net income                                                          $ 585,637         $ 636,453        $ 540,111
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Policy loans, excluding universal
        life-type insurance:
          Issuance                                                      (61,313)          (56,153)         (53,883)
          Repayment                                                      56,088            54,105           57,902
      Change in amounts recoverable from reinsurers                     (89,312)          (64,908)         (56,544)
      Change in other accounts receivable                                 6,254              (615)         (10,068)
      Change in accrued investment income                                 8,521            23,125           (9,184)
      Change in deferred policy acquisition costs, net                 (291,634)         (140,379)         (10,443)
      Change in liabilities for future policy benefits for
        traditional life, disability income and long-term
        care insurance                                                  206,377           153,157          138,826
      Change in policy claims and other
        policyholders' funds                                             27,467           (45,709)           1,964
      Deferred income tax provision (benefit)                            37,704            79,796          (19,122)
      Change in other liabilities                                      (120,256)          169,395           64,902
      Amortization of premium,
         (accretion of discount), net                                    37,909           (17,907)           9,170
      Net realized loss (gain) on investments                            16,975           (26,608)          (6,902)
      Policyholder and contractholder charges, non-cash                (151,745)         (175,059)        (172,396)
      Other, net                                                         (9,279)           (5,324)          10,786

          Net cash provided by operating
            activities                                                $ 259,393         $ 583,369        $ 485,119


                           IDS LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            Years ended December 31,
                                  ($ thousands)

                                                                        2000              1999             1998
Cash flows from investing activities: Fixed maturities held to maturity:
        Purchases                                                 $      (4,487)    $      (3,030)   $      (1,020)
        Maturities, sinking fund payments and calls                     589,742           741,949        1,162,731
        Sales                                                            50,067            66,547          236,963
    Fixed maturities available for sale:
        Purchases                                                    (1,454,010)       (3,433,128)      (4,100,238)
        Maturities, sinking fund payments and calls                   1,019,403         1,442,507        2,967,311
        Sales                                                         1,237,116         1,691,389          278,955
    Other investments, excluding policy loans:
        Purchases                                                      (706,082)         (657,383)        (555,647)
        Sales                                                           435,633           406,684          579,038
  Change in amounts due from brokers                                    (15,157)              182            8,073
  Change in amounts due to brokers                                      298,236           (47,294)        (186,052)
           Net cash provided by investing activities                  1,450,461           208,423          390,114



Cash flows from financing activities:
  Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                        1,842,026         2,031,630        1,873,624
       Surrenders and other benefits                                 (3,974,966)       (3,669,759)      (3,792,612)
       Interest credited to account balances                          1,169,641         1,240,575        1,317,124
  Universal life-type insurance policy loans:
    Issuance                                                           (134,107)         (102,239)         (97,602)
    Repayment                                                            82,193            67,881           67,000
  Dividends paid                                                       (410,000)         (350,000)        (240,000)
          Net cash used in financing activities                      (1,425,213)         (781,912)        (872,466)

Net increase in cash and cash equivalents                               284,641             9,880            2,767

Cash and cash equivalents at beginning of year                           32,333            22,453           19,686

Cash and cash equivalents at end of year                            $   316,974      $     32,333     $     22,453









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

Investments

     Fixed maturities that the Company has both the positive intent and the ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other fixed maturities and all marketable equity securities are classified as available for sale and carried at fair value. Unrealized gains and losses on securities classified as available for sale are reported as a separate component of accumulated other comprehensive income (loss), net of the related deferred policy acquisition costs effect and deferred taxes.

     The retrospective interest method is used for income recognition on investments in structured notes and residual beneficial interests in securitized financial assets.

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

     Supplementary information to the consolidated statements of cash flows for the years ended December 31 is summarized as follows:


                                                                      2000             1999             1998
    Cash paid during the year for:
    Income taxes                                                     $225,704         $214,940          $215,003
    Interest on borrowings                                              3,299            4,521            14,529


     Recognition of profits on annuity contracts and insurance policies

     Profits on fixed and variable deferred annuities are recognized by the Company over the lives of the contracts, using primarily the interest method. Profits on fixed annuities represent the excess of investment income earned from investment of contract considerations over interest credited to contract owners and other expenses. Profits on variable annuities represent the excess of contractholder charges over the costs of benefits provided and other expenses.

     The retrospective deposit method is used in accounting for fixed and variable universal life-type insurance. Under this method, profits are recognized over the lives of the policies in proportion to the estimated gross profits expected to be realized.

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

     Amortization of deferred policy acquisition costs requires the use of assumptions including interest margins, mortality margins, persistency rates, maintenance expense levels and, for variable products, separate account performance. For universal life-type insurance and deferred annuities, actual experience is reflected in the Company's amortization models monthly. As actual experience differs from the current assumptions, management considers the need to change key assumptions underlying the amortization models prospectively. The impact of changing prospective assumptions is reflected in the period that such changes are made and is generally referred to as an unlocking adjustment. During 2000 and 1999, unlocking adjustments resulted in a net decrease in amortization of $12,300 and $56,800, respectively. Net unlocking adjustments in 1998 were not significant.

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

     Reinsurance

     The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. The Company retains only 20% of the mortality risk on new variable universal life insurance policies. Risk not retained is reinsured with other life insurance companies, primarily on a yearly renewable term basis. Long-term care policies are primarily reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk.

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

     Included in other liabilities at December 31, 2000 and 1999 are $41,059 and $852 receivable from, respectively, AEFC for federal income taxes.

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

     Accounting changes

     In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the company adopted on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative will be recorded in income or directly to equity, depending on the instrument's designated use.

     A one-time opportunity to reclassify held-to-maturity investments to available-for-sale is allowed without tainting the remaining securities in the held-to-maturity portfolio. The Company has elected to take this opportunity to reclass its held-to-maturity investments to available-for-sales.

     As of January 1, 2001, the cumulative impact of applying the Statement's accounting requirements will not have a material impact on the Company's financial position or results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," superceding SFAS Statement No. 125. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The company does not expect SFAS No. 140 to have a material impact on the company's financial position or results of operations.

     In July 2000, the FASB's Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests in Securitized Financial Assets." The consensus must be adopted for fiscal quarters beginning after March 15, 2001, with earlier adoption permitted. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The rule primarily affects certain AEFA high-yield investments contained in off-balance sheet trusts whose cash flows have been negatively effected by credit experience. As of January 1, 2001, the rule would require AEFA to adjust the carrying amount of these investments downward by approximately $30 milllion through recognition of an impairment charge.

Reclassifications

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentations.

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

     The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 2000 are as follows:


                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized          Fair
    Held to maturity                                   Cost            Gains           Losses           Value

    U.S. Government agency obligations             $      38,302     $    3,455    $          80      $     41,677
    State and municipal obligations                        7,678             16              --              7,694
    Corporate bonds and obligations                    5,248,517        111,466         114,330          5,245,653
    Mortgage-backed securities                         1,169,116          9,130           1,472          1,176,774
                                                     $ 6,463,613      $ 124,067       $ 115,882         $6,471,798


                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized           Fair
    Available for sale                                 Cost            Gains           Losses            Value

    U.S. Government agency obligations            $       96,408   $     6,134     $        268       $     102,274
    State and municipal obligations                       12,848           247               --              13,095
    Corporate bonds and obligations                    7,586,423       123,691          693,303           7,016,811
    Mortgage-backed securities                         5,234,191        57,697           24,078           5,267,810
    Total fixed maturities                            12,929,870       187,769          717,649          12,399,990
    Equity securities                                                          --         1,496              10,333
                                                          11,829
                                                     $12,941,699     $ 187,769        $ 719,145         $12,410,323





     The amortized cost, gross unrealized gains and losses and fair values of investments in fixed maturities and equity securities at December 31, 1999 are as follows:


                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized          Fair
    Held to maturity                                   Cost            Gains           Losses           Value

    U.S. Government agency obligations            $      37,613     $       236     $     2,158       $      35,691
    State and municipal obligations                       9,681             150              --               9,831
    Corporate bonds and obligations                   5,713,475          91,571         113,350           5,691,696
    Mortgage-backed securities                        1,395,523           4,953          31,951           1,368,525
                                                    $ 7,156,292        $ 96,910        $147,459          $7,105,743

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized          Fair
    Available for sale                                 Cost            Gains           Losses           Value

    U.S. Government agency obligations            $      46,325      $      612      $    2,231      $       44,706
    State and municipal obligations                      13,226             519             191              13,554
    Corporate bonds and obligations                   7,960,352          60,120         560,450           7,460,022
    Mortgage-backed securities                        5,683,234           9,692         161,659           5,531,267
    Total fixed maturities                           13,703,137          70,943         724,531          13,049,549
    Equity securities                                                        16                --
                                                          3,000                                               3,016
                                                    $13,706,137        $ 70,959        $724,531         $13,052,565



     The amortized cost and fair value of investments in fixed maturities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    Amortized           Fair
    Held to maturity                                                                   Cost             Value

    Due from one to five years                                                     $   2,930,737      $  2,935,736
    Due from five to ten years                                                         1,807,979         1,800,940
    Due in more than ten years                                                           555,781           558,348
    Mortgage-backed securities                                                         1,169,116         1,176,774
                                                                                   $   6,463,613      $  6,471,798

                                                                                    Amortized           Fair
    Available for sale                                                                 Cost             Value

    Due from one to five years                                                     $     420,233     $     464,106
    Due from five to ten years                                                         4,675,249         4,266,932
    Due in more than ten years                                                         2,600,197         2,401,142
    Mortgage-backed securities                                                         5,234,191         5,267,810
                                                                                     $12,929,870       $12,399,990

     During the years ended December 31, 2000, 1999 and 1998, fixed maturities classified as held to maturity were sold with amortized cost of $53,169, $68,470 and $230,036, respectively. Net gains and losses on these sales were not significant. The sale of these fixed maturities was due to significant deterioration in the issuers' credit worthiness.

     Fixed maturities available for sale were sold during 2000 with proceeds of $1,237,116 and gross realized gains and losses of $25,101 and $10,267, respectively. Fixed maturities available for sale were sold during 1999 with proceeds of $1,691,389 and gross realized gains and losses of $36,568 and $14,255, respectively. Fixed maturities available for sale were sold during 1998 with proceeds of $278,955 and gross realized gains and losses of $15,658 and $22,102, respectively.

     At December 31, 2000, bonds carried at $14,472 were on deposit with various states as required by law.

     At December 31, 2000, investments in fixed maturities comprised 79 percent of the Company's total invested assets. These securities are rated by Moody's and Standard & Poor's (S&P), except for securities carried at approximately $3.5 billion which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. A summary of investments in fixed maturities, at amortized cost, by rating on December 31 is as follows:


         Rating                                                                         2000            1999
    Aaa/AAA                                                                         $  6,559,188      $  7,144,280
    Aaa/AA                                                                                32,001             1,920
    Aa/AA                                                                                220,446           301,728
    Aa/A                                                                                 327,147           314,168
    A/A                                                                                2,494,621         2,598,300
    A/BBB                                                                                747,636         1,014,566
    Baa/BBB                                                                            5,828,847         6,319,549
    Baa/BB                                                                               287,583           348,849
    Below investment grade                                                             2,896,014         2,816,069
                                                                                     $19,393,483       $20,859,429



     At December 31, 2000, 88 percent of the securities rated Aaa/AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer are greater than one percent of the Company's total investments in fixed maturities.

     At December 31, 2000, approximately 16 percent of the Company's invested assets were mortgage loans on real estate. Summaries of mortgage loans by region of the United States and by type of real estate are as follows:

                                                     December 31, 2000                 December 31, 1999
                                              On Balance       Commitments        On Balance        Commitments
         Region                                  Sheet          to Purchase          Sheet           to Purchase
    East North Central                         $   691,694      $    18,868        $   715,998          $  10,380
    West North Central                             564,576            7,621            555,635             42,961
    South Atlantic                                 884,723            7,667            867,838             23,317
    Middle Atlantic                                378,702           13,813            428,051              1,806
    New England                                    279,147            4,604            259,243              4,415
    Pacific                                        318,727              921            238,299              3,466
    West South Central                             173,158           28,548            144,607              4,516
    East South Central                              49,176            2,763             43,841                 --
    Mountain                                       409,677           10,209            381,148              9,380
                                                 3,749,580           95,014          3,634,660            100,241
    Less allowance for losses                       11,489                 --           28,283                 --
                                                $3,738,091      $    95,014         $3,606,377           $100,241

                                                    December 31, 2000                   December 31, 1999
                                              On Balance       Commitments        On Balance        Commitments
                Property type                    Sheet          to Purchase          Sheet           to Purchase
    Department/retail stores                    $1,174,763       $   11,130        $1,158,712         $  33,829
    Apartments                                     780,228               --           887,538            11,343
    Office buildings                             1,085,948           59,941           931,234            26,062
    Industrial buildings                           323,766           23,943           309,845             5,525
    Hotels/motels                                  100,680               --           103,625                --
    Medical buildings                              128,101               --           114,045                --
    Nursing/retirement homes                        49,822               --            45,935                --
    Mixed use                                       87,537               --            66,893                --
    Other                                           18,735               --            16,833            23,482
                                                 3,749,580           95,014         3,634,660           100,241
    Less allowance for losses                       11,489               --            28,283                 --
                                                $3,738,091        $  95,014        $3,606,377          $100,241


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

     At December 31, 2000 and 1999, the Company's recorded investment in impaired loans was $24,999 and $21,375, respectively, with allowances of $4,350 and $5,750, respectively. During 2000 and 1999, the average recorded investment in impaired loans was $27,063 and $23,815, respectively.

     The Company recognized $1,033, $1,190 and $1,809 of interest income related to impaired loans for the years ended December 31, 2000, 1999 and 1998 respectively.

     The following table presents changes in the allowance for losses related to all loans:

                                                                     2000              1999             1998
    Balance, January 1                                                $28,283          $39,795           $38,645
    Provision (reduction) for investment losses                       (14,894)          (9,512)            7,582
    Loan payoffs                                                       (1,200)            (500)             (800)
    Foreclosures and writeoffs                                           (700)          (1,500)           (5,632)

    Balance, December 31                                              $11,489          $28,283           $39,795


     At  December  31,  2000,   the  Company  had  no  commitments  to  purchase
investments other than mortgage loans.


     Net investment income for the years ended December 31 is summarized as follows:

                                                                      2000             1999              1998
    Interest on fixed maturities                                    $1,473,560       $1,598,059        $1,676,984
    Interest on mortgage loans                                         286,611          285,921           301,253
    Other investment income                                              1,750           70,892            43,518
    Interest on cash equivalents                                         8,084            5,871             5,486
                                                                     1,770,005        1,960,743         2,027,241
    Less investment expenses                                            39,400           41,170            40,756
                                                                    $1,730,605       $1,919,573        $1,986,485


     Net realized (loss) gain on investments for the years ended December 31 is summarized as follows:

                                                                      2000              1999            1998
    Fixed maturities                                              $   (34,857)      $    8,802         $   9,946
    Mortgage loans                                                     15,845           10,211            (5,933)
    Other investments                                                   2,037            7,596             2,889
                                                                  $   (16,975)       $  26,608         $   6,902


     Changes in net unrealized appreciation (depreciation) of investments for the years ended December 31 are summarized as follows:

                                                                      2000             1999             1998

    Fixed maturities available for sale                               $99,706        $(921,778)         $(93,474)
    Equity securities                                                  (1,428)            (142)             (203)


3.   Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax expense (benefit) for the years ended December 31 consists of the following:

                                                                     2000              1999             1998
    Federal income taxes:
    Current                                                          $176,397         $178,444          $244,946
    Deferred                                                           37,704           79,796           (16,602)
                                                                      214,101          258,240           228,344
    State income taxes-current                                          7,526            9,624             7,337
    Income tax expense                                               $221,627         $267,864          $235,681


     Increases (decreases) to the income tax provision applicable to pretax income based on the statutory rate are attributable to:

                                               2000                       1999                      1998
                                     -------------------------- ------------------------- -------------------------
                                      Provision       Rate       Provision       Rate      Provision       Rate
    Federal income taxes based on
    the statutory rate                  $282,542      35.0%         $316,511     35.0%        $271,527     35.0%

    Tax-excluded interest and
       dividend income                    (3,788)     (0.5)           (9,626)    (1.1)         (12,289)    (1.6)

    State taxes, net of federal
       benefit                             4,892       0.6             6,256      0.7            4,769      0.6

    Affordable housing credits           (54,569)     (6.8)          (31,000)    (3.4)         (19,688)    (2.5)

    Other, net                            (7,450)     (0.8)          (14,277)    (1.6)          (8,638)    (1.1)

    Total income taxes                  $221,627      27.5%         $267,864     29.6%        $235,681     30.4%


     A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a policyholders' surplus account. At December 31, 2000, the Company had a policyholders' surplus account balance of $20,114. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $7,040 have not been established because no distributions of such amounts are contemplated.

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                       2000             1999
    Deferred tax assets:
    Policy reserves                                                                  $ 730,239         $ 733,647
    Unrealized loss on available for sale investments                                  179,702           221,431
    Investments, other                                                                  34,600             1,873
    Life insurance guaranty fund assessment reserve                                      1,365             4,789
    Total deferred tax assets                                                          945,906           961,740

    Deferred tax liabilities:
    Deferred policy acquisition costs                                                  796,292           740,837
    Other                                                                               13,026             4,883
    Total deferred tax liabilities                                                     809,318           745,720
    Net deferred tax assets                                                          $ 136,588         $ 216,020


     The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     Retained earnings available for distribution as dividends to the parent are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $1,527,543 as of December 31, 2000 and $1,693,356 as of December 31, 1999 (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 2001 in excess of approximately $344,973 would require approval of the Department of Commerce of the State of Minnesota.

     Statutory net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

                                                                     2000              1999             1998
    Statutory net income                                            $  344,973       $  478,173        $  429,903
    Statutory capital and surplus                                    1,778,306        1,978,406         1,883,405


     The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual will be effective January 1, 2001. The domiciliary states of the Company and its insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that the Company and its insurance subsidiaries use to prepare their statutory-basis financial statements. Management believes the impact of these changes to the Company's and its subsidiaries' statutory-basis capital and surplus as of January 1, 2001 will not be significant.

5.   Related party transactions

     The Company loans funds to AEFC under a collateral loan agreement. The balance of the loan was $nil at December 31, 2000 and 1999. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. Interest income on related party loans totaled $nil in 2000, 1999 and 1998.

     The Company participates in the American Express Company Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Employer contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. The Company's share of the total net periodic pension cost was $250, $223 and $211 in 2000, 1999 and 1998, respectively.

     The Company also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 2000, 1999 and 1998 were $1,707, $1,906 and $1,503, respectively.

     The Company participates in defined benefit health care plans of AEFC that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of AEFC. AEFC expenses these benefits and allocates the expenses to its subsidiaries. The Company's share of postretirement benefits in 2000, 1999 and 1998 was $1,136, $1,147 and $1,352, respectively.

     Charges by AEFC for use of joint facilities, technology support, marketing services and other services aggregated $582,836, $485,177 and $411,337 for 2000, 1999 and 1998, respectively. Certain of these costs are included in deferred policy acquisition costs.

6.   Commitments and contingencies

     At December 31, 2000, 1999 and 1998, traditional life insurance and universal life-type insurance in force aggregated $98,060,472, $89,271,957 and $81,074,928 respectively, of which $17,429,851, $8,281,576 and $4,912,313 were reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under disability income and long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $89,506, $76,970 and $66,378 and reinsurance recovered from reinsurers amounted to $32,500, $27,816, and $20,982 for the years ended December 31, 2000, 1999 and
1998, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

     In January 2000, AEFC reached an agreement in principle to settle three class-action lawsuits related to the sales of insurance and annuity products, anticipated to provide for approximately $215 million of benefits. The Company had been named as a co-defendant in all three of these lawsuits. In September 2000, the court gave preliminary approval to the proposed settlement and AEFC has mailed notices to all of the over two million class members. A fairness hearing is scheduled for March 2001, with final approval anticipated in the second quarter, pending any legal appeals. The anticipated costs of settlement remain unchanged from 1999. The portion of the settlement allocated to the Company did not have a material impact on the Company's financial position or results of operations. The agreement also provides for release by class members of all insurance and annuity market conduct claims dating back to 1985 and is subject to a number of contingencies, including final court approval.

     The Company is named as a defendant in various other lawsuits. The outcome of any litigation cannot be predicted with certainty. In the opinion of management, however, the ultimate resolution of these lawsuits, taken in aggregate should not have a material adverse effect on the Company's consolidated financial position.

     The IRS routinely examines the Company's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of these audits.


7.   Lines of credit

     The Company has available lines of credit with its parent aggregating $200,000 ($100,000 committed and $100,000 uncommitted). The interest rate for any borrowings is established by reference to various indices plus 20 to 45 basis points, depending on the term. Borrowings outstanding under this agreement were $50,000 uncommitted at December 31, 2000 and 1999, respectively.

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

     The Company's holdings of derivative financial instruments are as follows:

                                                Notional or
                                                   Contract        Carrying           Fair          Total Credit
    December 31, 2000                               Amount            Amount          Value           Exposure
    Assets:
      Interest rate caps                         $ 1,500,000         $  6,127        $   1,174          $  1,174
      Interest rate floors                         1,000,000              121              531               531
      Options purchased                              265,848           44,139           51,701            51,701
      Financial futures purchased                          5               --            7,209                --
    Liabilities:
      Options written                                104,324           (3,098)          (4,138)               --
      Financial futures sold                               7               --            9,011                --
    Off balance sheet:
      Interest rate swaps                          1,000,000               --          (10,942)                --
                                                                     $ 47,289        $  54,546         $  53,406

                                                 Notional or
                                                  Contract         Carrying            Fair         Total Credit
    December 31, 1999                              Amount           Amount             Value          Exposure
    Assets:
      Interest rate caps                         $ 2,500,000          $ 9,685       $   12,773         $  12,773
      Interest rate floors                         1,000,000              602              319               319
      Options purchased                              180,897           49,789           61,745            61,745
    Liabilities:
      Options purchased/written                       43,262           (1,677)          (2,402)               --
    Off balance sheet:
      Interest rate swaps                          1,267,000               --          (17,582)               --
                                                                     $ 58,399         $ 54,853           $74,837


     The fair values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate caps, floors and swaps expire on various dates from 2001 to 2003. The purchased and written options expire on various dates from 2001 to 2006.

     Interest rate caps, swaps and floors are used principally to manage the Company's interest rate risk. These instruments are used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders.

     The Company also uses interest rate swaps to manage interest rate risk related to the level of fee income earned on the management of fixed income securities in separate accounts and the underlying mutual funds. The amount of fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, changing interest rate conditions could impact the Company's fee income significantly. The Company entered into interest rate swaps to hedge anticipated fee income for 2000 related to separate accounts and mutual funds which invest in fixed income securities. Interest was reported in management and other fees.

     The Company offers an annuity product that pays interest based upon the relative change in a major stock market index between the beginning and end of the product's term. As a means of hedging its obligation under the provisions of this product, the Company purchases and writes options on the major stock market index.

     The Company also writes financial futures and purchases and writes options to manage the equity market risk related to seed money the Company has invested in certain separate accounts and the underlying mutual funds.

     Index options are used to manage the equity market risk related to the fee income that the Company receives from its separate accounts and the underlying mutual funds. The amount of the fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, the Company's fee income could be impacted significantly by fluctuations in the equity market. The Company entered into index option collars (combination of puts and calls) to hedge anticipated fee income for 2000 and 1999 related to separate accounts and mutual funds which invest in equity securities. Testing demonstrated the impact of these instruments on the income statement closely correlates with the amount of fee income the Company realizes. At December 31, 2000 , deferred gains on purchased put and written call index options were $1,005 and $449, respectively. At December 31, 1999, there were no deferred gains or losses on purchased put or written call index options.

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

                                                                    2000                               1999

                                                  Carrying           Fair            Carrying           Fair
    Financial Assets                               Value             Value            Value             Value
    Investments:
      Fixed maturities (Note 2):
        Held to maturity                        $   6,463,613     $   6,471,798    $   7,156,292      $  7,105,743
        Available for sale                         12,399,990        12,399,990       13,049,549        13,049,549
      Mortgage loans on
        real estate (Note 2)                        3,738,091         3,821,825        3,606,377         3,541,958
      Other:
        Equity securities (Note 2)                     10,333            10,333            3,016             3,016
        Derivative financial
          Instruments (Note 8)                         50,387            60,615           60,076            74,837
        Other                                           1,130             1,130            2,258             2,258
    Cash and cash
      equivalents (Note 1)                            316,974           316,974           32,333            32,333
    Separate account assets (Note 1)               32,349,347        32,349,347       35,894,732        35,894,732


                                                                    2000                               1999

                                                  Carrying           Fair            Carrying           Fair
    Financial Liabilities                          Value             Value            Value             Value
    Future policy benefits for
      fixed annuities                             $18,020,824       $17,479,187      $19,189,170       $18,591,859
      Derivative financial
        instruments (Note 8)                            3,098             6,069            1,677            19,984
    Separate account liabilities                 28,791,949          27,822,667       31,869,184        31,016,081


     At December 31, 2000 and 1999, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1,300,018 and $1,270,094, respectively, and policy loans of $96,603 and $92,895, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 2000 and 1999. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 2000 and 1999.

     At December 31, 2000 and 1999, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $3,557,398 and $4,025,548, respectively.