Form 10-Q
period 2001-03-31
IDS LIFE INSURANCE CO
filed 2001-05-15
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2001

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

         Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2001 (unaudited) and
                  December 31, 2000                                   3 - 4

                  Consolidated Statements of Income for the
                  three months ended March 31, 2001 and 2000
                  (unaudited)                                             5

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2001 and 2000
                  (unaudited)                                         6 - 7

                  Notes to Consolidated Financial Statements
                  (unaudited)                                         8 - 14

         Item 2. Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                              15 - 16

PART II - OTHER INFORMATION                                          17 - 21

SIGNATURES                                                                22

                                     IDS LIFE INSURANCE COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                                           ($ thousands)


                                                                March 31,            December 31,
ASSETS                                                            2001                   2000
                                                             ----------------      ------------------
                                                               (unaudited)
Investments:
    Fixed Maturities:
       Held to maturity, at amortized cost (Fair value:
            2001, $0; 2000, $6,471,798)                             $     --              $6,463,613
       Available for sale, at fair value (Amortized cost:
            2001, $19,084,958; 2000, $12,929,870)                 19,097,980              12,399,990
                                                             ----------------      ------------------

                                                                  19,097,980              18,863,603

    Mortgage loans on real estate                                  3,740,299               3,738,091
    Policy loans                                                     618,580                 618,973
    Other investments                                                598,365                 635,880
                                                             ----------------      ------------------

                  Total investments                               24,055,224              23,856,547

Cash and cash equivalents                                            389,019                 316,974

Amounts recoverable from reinsurers                                  438,220                 416,480

Amounts due from brokers                                              10,904                  15,302

Other accounts receivable                                             61,502                  42,324

Accrued investment income                                            303,891                 334,928

Deferred policy acquisition costs                                  2,914,016               2,951,655

Deferred income taxes                                                 31,618                 136,588

Other assets                                                         122,180                  25,919

Separate account assets                                           27,386,105              32,349,347
                                                             ----------------      ------------------

                  Total assets                                   $55,712,679             $60,446,064
                                                             ================      ==================

                                     IDS LIFE INSURANCE COMPANY
                                     CONSOLIDATED BALANCE SHEETS
                                 ($ thousands, except share amounts)
                                             (continued)

                                                                 March 31,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               2001                   2000
                                                              ----------------      ------------------
                                                                (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                            $19,224,059             $19,417,446
       Universal life-type insurance                                3,413,597               3,410,871
       Traditional life insurance                                     234,570                 232,913
       Disability income and
           long-term care insurance                                 1,055,941               1,012,247
    Policy claims and other
       policyholders' funds                                            66,748                  52,067
    Amounts due to brokers                                            510,091                 446,347
    Other                                                             470,244                 459,422
    liabilities
    Separate account liabilities                                   27,386,105              32,349,347
                                                              ----------------      ------------------

                     Total liabilities                             52,361,355              57,380,660
                                                              ----------------      ------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                3,000                   3,000
    Additional paid-in capital                                        288,327                 288,327
    Accumulated other comprehensive loss, net of tax:
        Net unrealized securities losses                             (20,280)              (333,734)
        Net unrealized derivative losses                               (2,606)                     --
    Retained earnings                                               3,082,883               3,107,811
                                                              ----------------      ------------------

                     Total stockholder's equity                     3,351,324               3,065,404
                                                              ----------------      ------------------

Total liabilities and stockholder's equity                        $55,712,679             $60,446,064
                                                              ================      ==================








                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                           2001                   2000
                                                                      ---------------       ------------------
Revenues:
    Premiums:
       Traditional life insurance                                            $14,457                 $13,719
       Disability income and
         long-term care insurance                                             60,489                  54,277
                                                                      ---------------       ------------------
                                   Total premiums                             74,946                  67,996

    Policyholder and contractholder charges                                  119,654                 120,027
    Management and other fees                                                124,595                 144,192
    Net investment income                                                    417,947                 463,263
    Net realized loss on investments                                        (127,430)                (20,895)
                                                                      ----------------      ------------------
                                   Total revenues                            609,712                 774,583

                                                                      ----------------      ------------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                              8,673                   8,499
       Universal life-type insurance
             and investment contracts                                         45,819                  31,747
       Disability income and
             long-term care insurance                                         10,319                   9,448
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                        1,605                   1,838
             Disability income and
                long-term care insurance                                      24,691                  24,732
    Interest credited on universal life-type
       insurance and investment contracts                                    277,474                 299,293
    Amortization of deferred policy
       acquisition costs                                                     156,246                  95,187
    Other insurance and operating expenses                                   116,356                  89,339
                                                                      ---------------       ------------------
                                   Total benefits and expenses               641,183                 560,083
                                                                      ---------------       ------------------

Income (loss) before income tax expense (benefit)                           (31,471)                 214,500

Income tax expense     (benefit)                                            (27,954)                  62,154
                                                                      ---------------       ------------------

Net income (loss) before cumulative effect of accounting change              (3,517)                 152,346

Cumulative effect of accounting change (net of tax of $11,647):             (21,410)                      --
(note 4)

                                                                      ---------------       ------------------
Net income    (loss)                                                       $(24,927)                $152,346
                                                                      ===============       ==================

                             See accompanying notes.

                                    IDS LIFE INSURANCE COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           ($thousands)
                                            (unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                                   2001                  2000
                                                              ----------------      ----------------
Cash flows from operating activities:
    Net income (loss)                                                                      $152,346
                                                              $(24,927)
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
             Cumulative effect of accounting change, net of
                tax                                                    21,410                   --
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                            (12,610)             (14,519)
                  Repayment                                            13,689                13,482
             Change in amounts recoverable from reinsurers            (21,740)             (16,335)
             Change in other accounts receivable                      (19,178)             (23,215)
             Change in accrued investment income                       31,037                 2,740
             Change in deferred policy
                acquisition costs, net                                 22,352              (41,037)
             Change in liabilities for future policy
                benefits for  traditional life,
                disability income and
                long-term care insurance                               45,351                48,878
             Change in policy claims and other
                policyholders' funds                                   14,681                21,582
             Change in deferred income taxes                          (62,409)               (8,772)
             Change in other assets                                   (84,099)               (4,322)
             Change in other liabilities                               10,822               142,452
             Accretion of discount, net                                16,013                (6,266)
             Net realized loss on investments                         127,430                20,895
             Policyholder and contractholder charges,
                non-cash                                              (55,090)              (39,074)
             Other, net                                                (3,065)                6,990
                                                              -----------------     -----------------

                Net cash provided by operating activities              $19,667            $255,825
                                                              -----------------     ----------------


                                     IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            ($ thousands)
                                             (unaudited)
                                             (continued)

                                                                        Three months ended
                                                                             March 31,
                                                                   2001                   2000
                                                              ----------------      ------------------
Cash flows from investing activities: Fixed maturities held to maturity:
       Maturities, sinking fund payments and calls                    $    --                $127,344
       Sales                                                                --                  8,193
    Fixed maturities available for sale:
       Purchases                                                     (699,732)              (418,496)
       Maturities, sinking fund payments and calls                    501,736                 284,047
       Sales                                                          325,666                 161,170
    Other investments, excluding policy loans:
       Purchases                                                     (103,070)              (136,419)
       Sales                                                           95,893                 110,564
    Change in amounts due from broker                                   4,398                   (362)
    Change in amounts due to broker                                    63,744                 (6,450)
                                                              -----------------      -----------------

              Net cash provided by investing activities               188,635                129,591
                                                              -----------------      -----------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                        460,607                 432,063
       Surrenders and death benefits                                 (873,652)            (1,023,136)
       Interest credited to account balances                          277,474                 299,293
    Universal life-type insurance policy loans:
       Issuance                                                       (25,484)               (31,885)
       Repayment                                                       24,798                  19,337
    Cash dividends to parent                                               --                (70,000)
                                                              -----------------      -----------------

              Net cash used in financing activities                  (136,257)              (374,328)
                                                              -----------------      -----------------

Net increase in cash and cash equivalents                              72,045                  11,088

Cash and cash equivalents at beginning of period                      316,974                 32,333
                                                              -----------------      -----------------

Cash and cash equivalents at end of period                            $389,019                $43,421
                                                              =================      =================




                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                  ($ thousands)
                                   (unaudited)

1. General

     In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 2001, statements of income for the three months ended March 31, 2001 and 2000 and statements of cash flows for the three months ended March 31, 2001 and 2000.

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

2. Comprehensive Income

     Total comprehensive income was $285,921 and $100,211 for the three months ended March 31, 2001 and 2000 respectively.

3. Statements of cash flows

     Cash paid for interest on borrowings totaled $5,188 and $1,208 for the three months ended March 31, 2001, and 2000, respectively. Cash received from income taxes totaled $49,468 for the three months ended March 31, 2001 compared to cash paid of $(915) for the three months ended March 31, 2000.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

4. Accounting developments

     In July 2000, the FASB's Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. The Company elected to early adopt the consensus as of January 1, 2001." Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The rule primarily affects certain high-yield investments contained in certain structured securities whose cash flows have been negatively affected by credit experience. The rule required the Company to adjust the carrying amount of these investments downward by $21,410, net of tax.

     In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company adopted on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income.

     Changes in the fair value of a derivative are recorded in income or directly to equity, depending on the instrument's designated use. For those derivative instruments that are designated and qualify as hedging instruments under SFAS 133, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments per SFAS 133, changes in fair value are adjusted immediately through earnings. Currently, IDSL does not carry derivatives that are designated or qualify as hedging instruments under SFAS 133.

     Because of changes to the rules for hedging investments, the transition provisions of SFAS 133, as amended, permitted held-to-maturity securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to be reclassified at the date of adoption to available-for-sale or trading. The Company reclassified all held-to-maturity securities to available-for-sale upon adoption.

     The adoption of SFAS 133 did not have a significant impact on the Company's financial condition or results of operations.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

5. Derivative instruments and hedging activities

     IDSL maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate and equity market volatility. IDSL enters into interest rate swaps, caps and floors to manage the Company's interest rate risk and options and futures to manage equity-based risk. The Company manages risks associated with these instruments as described below.

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

     The carrying values of derivative financial instruments are based on market values, dealer quotes or pricing models. The interest rate caps, floors and swaps expire on various dates from 2001 to 2003. The purchased and written options expire on various dates from 2001 to 2006.

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

5. Derivative instruments and hedging activities (continued)

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

     The Company offers an annuity product that pays interest based upon the relative change in a major stock market index between the beginning and end of the product's term. This annuity product contains an embedded derivative, essentially the equity based return on the annuity, that must be separated from the host contract and accounted for as a derivative instrument per SFAS No. 133. As a result of fluctuations in the equity markets, the corresponding changes in value of the embedded derivative will negatively or positively impact reported earnings. As a means of reducing volatility associated with this product, the Company purchases and writes options on the major stock market index. The Company views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

     Index options are used to manage the equity market risk related to the fee income that the Company receives from its separate accounts and the underlying mutual funds. The amount of the fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, the Company's fee income could be impacted significantly by fluctuations in the equity market. There are no index options outstanding as of March 31, 2001 related to this strategy.

6. Commitments and contingencies

     Commitments for purchases of investments in the ordinary course of business at March 31, 2001 aggregated $62,873.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

6. Commitments and contingencies (continued)

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

6. Commitments and contingencies (continued)

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

6. Commitments and contingencies (continued)

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000:

     Consolidated net loss was $25 million for the three months ended March 31, 2001, compared to net income of $152 million in 2000. This decline reflects an approximately $140 million pre-tax loss from write-down and sale of certain high-yield securities, continued weakness in equity markets and narrower spreads on the investment portfolio.

     Premiums received totaled $1.5 billion for the three months ended March 31, 2001, compared to $1.7 billion in 2000. The premium reduction is primarily due to decreased sales of variable annuities.

     Management and other fees decreased to $125 million for the three months ended March 31, 2001 compared with $144 million a year ago. This was primarily due to a decrease in average separate account assets outstanding, resulting primarily from market depreciation of equity securities. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

     Net investment income decreased to $417 million for the three months ended March 31, 2000 compared to $463 million a year ago. This is primarily due to lower investment yields, reflecting credit-related yield adjustments.

     Net realized loss on investments increased to $127 million for the three months ended March 31, 2000 compared to $21 million a year ago. This is primarily due to the write-down and sale of certain high-yield investments.

     Total benefits and expenses were $641 million for the three months ended March 31, 2001, an increase of 14 percent from a year ago. This increase is primarily due to a $67 million adjustment to the amortization of Deferred Acquisition Costs (DAC) for variable annuity and insurance products as a result of the decline in equity markets.

     The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 7 percent to $277 million. This was primarily due to lower aggregate amounts of fixed annuities in force. Other insurance and operating expenses increased 33 percent as a result of business growth and technology costs related to growth initiatives.

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

     The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At March 31, 2001, outstanding borrowings under this agreement were $50 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $2 million at March 31, 2001.

     At March 31, 2001, approximately 12 percent of the Company's invested assets were below-investment-grade bonds, compared to 15 percent at December 31, 2000. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. In recent months, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months and possibly beyond.*
Additional investment security losses throughout the remainder of 2001 are likely but the amount of these losses is dependent on a number of factors and cannot be estimated at this time.* Management believes that there will not be a significant adverse impact on the Company's consolidated financial position.*

     At March 31, 2001, the Company had an allowance for losses on mortgage loans of $12 million.




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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Reference is made to Note 4 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March 31, 2001.

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

     (b) No reports on Form 8-K were required to be filed by the Company for the three months ended March 31, 2001.

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

DATE                                       May 11, 2001