Form 10-Q
period 2001-06-30
IDS LIFE INSURANCE CO
filed 2001-08-14
CIK 727892

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

                  For the quarterly period ended June 30, 2001

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                           41-0823832
-------------------------------------                        -------------------
   (State or other jurisdiction of                            (I.R.S.Employer
    incorporation or organization)                           Identification No.)

AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                        55474
--------------------------------------------                        -----
  (Address of principal executive offices)                        (Zip Code)

       (Registrant's telephone number, including area code) (612) 671-1257
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2001

                                Table of Contents

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
     Item 1. Financial Statements

             Consolidated Balance Sheets as of
             June 30, 2001 (unaudited) and
             December 31, 2000                                             3 - 4

             Consolidated Statements of Income for the
             three and six months ended June 30, 2001 and 2000
             (unaudited)                                                   5 - 6

             Consolidated Statements of Cash Flows for the
             six months ended June 30, 2001 and 2000
             (unaudited)                                                   7 - 8

             Notes to Consolidated Financial Statements
             (unaudited)                                                  9 - 13

     Item 2. Management's Discussion and Analysis of
             Consolidated Financial Condition and
             Results of Operations                                       14 - 15

PART II - OTHER INFORMATION                                              16 - 20

SIGNATURES                                                                    21

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  ($ thousands)

                                                                JUNE 30,             DECEMBER 31,
ASSETS                                                            2001                   2000
------
                                                             ----------------      ------------------
                                                               (unaudited)
Investments:
    Fixed Maturities:
       Held to maturity, at amortized cost (Fair value:
            2000, $6,471,798)                                    $        --             $ 6,463,613
       Available for sale, at fair value (Amortized cost:
            2001, $19,084,958; 2000, $12,929,870)                 19,296,481              12,399,990
                                                             ----------------      ------------------

                                                                  19,296,481              18,863,603

    Mortgage loans on real estate                                  3,678,806               3,738,091
    Policy loans                                                     621,177                 618,973
    Other investments                                                587,746                 635,880
                                                             ----------------      ------------------

                  Total investments                               24,184,210              23,856,547

Cash and cash equivalents                                            352,757                 316,974

Amounts recoverable from reinsurers                                  464,482                 416,480

Amounts due from brokers                                              27,409                  15,302

Other accounts receivable                                             73,167                  42,324

Accrued investment income                                            311,509                 334,928

Deferred policy acquisition costs                                  2,975,211               2,951,655

Deferred income taxes                                                253,605                 136,588

Other assets                                                         124,672                  25,919

Separate account assets                                           28,870,854              32,349,347
                                                             ----------------      ------------------

                  Total assets                                   $57,637,876             $60,446,064
                                                             ================      ==================

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       ($ thousands, except share amounts)

                                                                 JUNE 30,             DECEMBER 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               2001                   2000
------------------------------------                          ----------------      ------------------
                                                                (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                            $19,235,611             $19,417,446
       Universal life-type insurance                                3,413,489               3,410,871
       Traditional life insurance                                     236,228                 232,913
       Disability income and
           long-term care insurance                                 1,108,053               1,012,247
    Policy claims and other
       policyholders' funds                                            77,188                  52,067
    Amounts due to brokers                                            948,438                 446,347
    Other liabilities                                                 568,912                 459,422
    Separate account liabilities                                   28,870,854              32,349,347
                                                              ----------------      ------------------

                     Total liabilities                             54,458,773              57,380,660
                                                              ----------------      ------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                3,000                   3,000
    Additional paid-in capital                                        288,327                 288,327
    Accumulated other comprehensive income (loss),
        net of tax:
        Net unrealized securities gains (losses)                      115,189                (333,734)
        Net unrealized derivative losses                              (34,969)                     --
    Retained earnings                                               2,807,556               3,107,811
                                                              ----------------      ------------------

                     Total stockholder's equity                     3,179,103               3,065,404
                                                              ----------------      ------------------

Total liabilities and stockholder's equity                        $57,637,876             $60,446,064
                                                              ================      ==================

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 ($ thousands)
                                  (unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                           2001                   2000
                                                                      ---------------       ------------------
Revenues:
    Premiums:
       Traditional life insurance                                         $   15,003                $ 14,104
       Disability income and
         long-term care insurance                                             62,196                  56,648
                                                                      ---------------       ------------------
                                   Total premiums                             77,199                  70,752

    Policyholder and contractholder charges                                  121,451                 114,601
    Management and other fees                                                120,921                 146,198
    Net investment income                                                    256,510                 444,684
    Net realized (loss) gain on investments                                 (488,289)                 11,596
                                                                      ----------------      ------------------
                                   Total revenues                             87,792                 787,831
                                                                      ----------------      ------------------
Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                              8,796                   7,215
       Universal life-type insurance
             and investment contracts                                         30,500                  29,919
       Disability income and
             long-term care insurance                                         11,137                   8,801
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                        1,656                   1,436
             Disability income and
                long-term care insurance                                      29,174                  26,985
    Interest credited on universal life-type
       insurance and investment contracts                                    291,027                 296,376
    Amortization of deferred policy
       acquisition costs                                                      71,128                 103,679
    Other insurance and operating expenses                                    97,326                  82,973
                                                                      ---------------       ------------------
                                   Total benefits and expenses               540,744                 557,384
                                                                      ---------------       ------------------

(Loss) income before income tax (benefit) expense                          (452,952)                 230,447

Income tax (benefit) expense                                               (177,626)                  65,615
                                                                      ---------------       ------------------

Net (loss) income                                                         $(275,326)                $164,832
                                                                      ===============       ==================

                             See accompanying notes.

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                           2001                   2000
                                                                      ---------------       ------------------
Revenues:
    Premiums:
       Traditional life insurance                                         $   29,460                $ 27,823
       Disability income and
         long-term care insurance                                            122,685                 110,925
                                                                      ---------------       ------------------
                                   Total premiums                            152,145                 138,748

    Policyholder and contractholder charges                                  241,105                 220,960
    Management and other fees                                                245,516                 304,058
    Net investment income                                                    673,944                 907,947
    Net realized loss on investments                                        (615,206)                 (9,299)
                                                                      ----------------      ------------------
                                   Total revenues                            697,504               1,562,414
                                                                      ----------------      ------------------
Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                             17,469                  15,714
       Universal life-type insurance
             and investment contracts                                         76,319                  61,666
       Disability income and
             long-term care insurance                                         21,456                  18,249
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                        3,261                   3,274
             Disability income and
                long-term care insurance                                      53,865                  51,717
    Interest credited on universal life-type
       insurance and investment contracts                                    568,501                 595,669
    Amortization of deferred policy
       acquisition costs                                                     227,374                 198,866
    Other insurance and operating expenses                                   213,683                 172,312
                                                                      ---------------       ------------------
                                   Total benefits and expenses             1,181,928               1,117,467
                                                                      ---------------       ------------------

(Loss) income before income tax (benefit) expense                          (484,424)                 444,947

Income tax (benefit) expense                                               (205,580)                 127,769
                                                                      ---------------       ------------------

Net (loss) income before cumulative effect of accounting change            (278,844)                 317,178

Cumulative effect of accounting change (net of tax of $11,647):             (21,410)                      --
    (note 4)
Net (loss) income                                                         $(300,254)                $317,178
                                                                      ===============       ==================

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ thousands)
                                  (unaudited)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   2001                2000
                                                              ----------------     --------------
Cash flows from operating activities:
    Net (loss) income                                              $(300,254)            $317,178
    Adjustments to reconcile net income to net cash provided
       by operating activities:
             Cumulative effect of accounting change, net of
                tax                                                   21,410                   --
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                           (25,302)             (31,532)
                  Repayment                                           27,873               27,514
             Change in amounts recoverable from reinsurers           (48,002)             (39,082)
             Change in other accounts receivable                     (30,843)              (9,117)
             Change in accrued investment income                      23,419               10,726
             Change in deferred policy
                acquisition costs, net                               (43,297)            (115,007)
             Change in liabilities for future policy
                Benefits for  traditional life,
                disability income and
                long-term care insurance                              99,121               96,649
             Change in policy claims and other
                policyholders' funds                                  25,121               18,259
             Change in deferred income taxes                        (339,915)               9,276
             Change in other assets                                  (98,753)                  --
             Change in other liabilities                             109,490               (7,461)
             Accretion of discount, net                              192,475                2,382
             Net realized loss on investments                        615,206                9,299
             Policyholder and contractholder charges,
                non-cash                                            (108,454)             (75,976)
             Other, net                                               (2,939)              (6,614)
                                                              ----------------     -----------------

                Net cash provided by operating activities           $116,356             $206,494
                                                              ----------------     -----------------

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                   2001                   2000
                                                              ----------------      ------------------
Cash flows from investing activities:
    Fixed maturities held to maturity:
       Sales                                                      $        --            $      8,193
    Fixed maturities available for sale:
       Purchases                                                   (3,603,262)               (434,922)
       Maturities, sinking fund payments and calls                  1,126,799                 520,113
       Sales                                                        1,925,753                 264,490
    Other investments, excluding policy loans:
       Purchases                                                     (135,864)               (274,890)
       Sales                                                          191,850                 212,567
    Change in amounts due from broker                                 (12,107)                   (945)
    Change in amounts due to broker                                   502,091                 (18,079)
                                                              -----------------      -----------------

            Net cash (used in) provided by investing                   (4,740)                606,317
             activities
                                                              -----------------      -----------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                        983,260                 914,664
       Surrenders and death benefits                               (1,622,820)             (2,035,979)
       Interest credited to account balances                          568,501                 595,670
    Universal life-type insurance policy loans:
       Issuance                                                       (51,221)                (66,797)
       Repayment                                                       46,447                  37,298
    Cash dividends to parent                                               --                (290,000)
                                                              -----------------      -----------------

                  Net cash used in financing activities               (75,833)               (845,144)
                                                              -----------------      -----------------

Net increase (decrease) in cash and cash equivalents                   35,783                 (32,333)

Cash and cash equivalents at beginning of period                      316,974                  32,333
                                                              -----------------      -----------------

Cash and cash equivalents at end of period                        $   352,757            $         --
                                                              =================      =================

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                  ($ thousands)
                                   (unaudited)

1.   GENERAL

     In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 2001, statements of income for the three months and six months ended June 30, 2001 and 2000 and statements of cash flows for the six months ended June 30, 2001 and 2000.

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

2.   COMPREHENSIVE INCOME

     Total comprehensive (loss) income was $(172,222) and $103,828 for the three months and $113,700 and $204,040 for the six months ended June 30, 2001 and 2000, respectively.

3.   STATEMENTS OF CASH FLOWS

     Cash paid for interest on borrowings totaled $11,422 and $2,826 for the six months ended June 30, 2001 and 2000, respectively. Cash received from income taxes totaled $64,551 for the six months ended June 30, 2001 compared to cash paid of $116,241 for the six months ended June 30, 2000.

4.   ACCOUNTING DEVELOPMENTS

     In July 2000, the FASB's Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company elected to early adopt the consensus as of January 1, 2001. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. Adoption of the consensus required the Company to adjust the carrying amount of these investments downward by $21,410, net of tax as of January 1, 2001.

     In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company adopted on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

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

     Because of changes to the rules for hedging investments, the transition provisions of SFAS 133, as amended, permitted a one-time opportunity for held-to-maturity securities to be reclassified at the date of adoption to available-for-sale or trading. To increase flexibility with respect to its investment portfolio, the Company reclassified held-to-maturity securities with a net carrying value of $934 and a market value of $927 to available-for-sale upon adoption.

     The adoption of SFAS 133 did not have a significant impact on the Company's financial condition or results of operations.

5.   COMMITMENTS AND CONTINGENCIES

     Commitments for purchases of investments in the ordinary course of business at June 30, 2001 aggregated $89,217.

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

     On May 15, 2001 the United States District Court for the State of Minnesota filed its Findings of Fact and Conclusions of Law concerning Class Action Settlement and entered its Final Order and Judgment approving Class Action Settlement. On May 16, 2001 the District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin filed its Findings of Fact and Conclusions of law concerning Class Action Settlement and on May 24, 2001 such order and judgment was entered approving Class Action Settlement. Subsequent appeals were filed in the United States Court of Appeals for the 8th Circuit and the Minnesota Court of Appeals. All appeals have been dismissed.

     The Company is named as a defendant in various other lawsuits. The outcome of any litigation cannot be predicted with certainty. In the opinion of management, however, the ultimate resolution of these lawsuits taken in aggregate should not have a material adverse effect on the Company's consolidated financial position or results of operation.

6. INVESTMENTS

     Net income for the six month period ended June 30, 2001 includes a $166 million pretax charge to investment income and a $227 million capital loss to recognize the impact of higher default assumptions on rated structured investments, which reflect rising actual default rates in the corporate high-yield bond market.

     Additionally, net income for the six month period ended June 30, 2001 reflects a $262 million pretax writedown of high-yield securities primarily reflecting management's decision to reduce and rebalance the high-yield risk exposure in the fixed maturity investment portfolio.

7.   SUBSEQUENT EVENT

     During the third quarter 2001, the Company received a $400 million cash capital contribution from its parent, American Express Financial Corporation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000:

Consolidated net loss was $300 million for the six months ended June 30, 2001, compared to net income of $317 million for the six months ended June 30, 2000. This decline was primarily the result of a $615 million pretax loss on investments, a 19 percent decrease in management fees and a 26 percent decrease in investment income.

Premiums received totaled $2.9 billion for the six months ended June 30, 2001, compared to $3.5 billion in 2000. The premium reduction is primarily due to decreased sales of variable annuities.

Management and other fees decreased to $246 million for the six months ended June 30, 2001 compared with $304 million a year ago. This was primarily due to a decrease in average separate account assets outstanding, resulting primarily from market depreciation of equity securities. The Company provides investment management services for many of the mutual funds that are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Net investment income decreased to $674 million for the six months ended June 30, 2001 compared to $908 million a year ago. This is primarily due to lower investment yields, reflecting credit-related yield adjustments on fixed maturity investments.

Net loss on investments was $615 million for the six months ended June 30, 2001, compared to a net loss of $9 million for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 was composed of a $143 million net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities, a $227 million writedown in the second quarter to recognize the impact of higher default assumptions on rated structured investments and a $262 million writedown of high-yield securities in the second quarter primarily reflecting management's decision to reduce and rebalance high-yield risk exposure in the fixed maturity investment portfolio during the second half of 2001, and a $17 million net gain related primarily to the disposal of available for sale securities.

Total benefits and expenses were $1,182 million for the six months ended June 30, 2001, an increase of 6 percent from a year ago. This increase is primarily due to a $67 million adjustment to the amortization of deferred acquisition costs (DAC) for variable annuity and insurance products as a result of the decline in equity markets and an increase in general expenses.

The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 5 percent to $569 million. This was primarily due to lower aggregate amounts of fixed annuities in force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other insurance and operating expenses increased 24 percent as a result of business growth and technology costs related to growth initiatives.

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

The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At June 30, 2001, outstanding borrowings under this agreement were $50 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $3 million at June 30, 2001.

At June 30, 2001, approximately 9 percent of the Company's invested assets were below-investment-grade bonds, compared to 15 percent at December 31, 2000. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. In recent months, the industry-wide default rate on below-investment-grade bonds has increased significantly and this trend is expected to continue over the next several months.
At June 30, 2001, the Company had an allowance for losses on mortgage loans of $27 million.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Reference is made to Note 5 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended June 30, 2001.

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

          (b) No reports on Form 8-K were required to be filed by the Company for the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                        IDS LIFE INSURANCE COMPANY

BY                              /s/ Philip C. Wentzel
                                --------------------------------------------
NAME AND TITLE                      Philip C. Wentzel
                                    Vice President and Controller

DATE                                August 11, 2001