Form 10-Q
period 2001-09-30
IDS LIFE INSURANCE CO
filed 2001-11-14
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Markone)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                       41-0823832
-------------------------------------                  ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                 55474
--------------------------------------------                 -----
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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2001

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of
              September 30, 2001 (unaudited) and
              December 31, 2000                                          3 - 4

              Consolidated Statements of Income for the
              three and nine months ended September 30, 2001
              and 2000 (unaudited)                                       5 - 6

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2001 and 2000
              (unaudited)                                                7 - 8

              Notes to Consolidated Financial Statements
              (unaudited)                                                9 - 13

     Item 2.  Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                                      14 - 16

PART II - OTHER INFORMATION                                              17 - 21

SIGNATURES                                                               22

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  ($ thousands)

                                                              September 30,          December 31,
ASSETS                                                            2001                   2000
------                                                      ----------------      ------------------

                                                                 (unaudited)
Investments:
    Fixed Maturities:
       Held to maturity, at amortized cost (Fair value:
            2000, $6,471,798)                                    $        --             $ 6,463,613
       Available for sale, at fair value (Amortized cost:
            2001, $19,519,708; 2000, $12,929,870)                 20,130,077              12,399,990
                                                             ----------------      ------------------

                                                                  20,130,077              18,863,603

    Mortgage loans on real estate                                  3,683,598               3,738,091
    Policy loans                                                     623,202                 618,973
    Other investments                                                630,127                 635,880
                                                             ----------------      ------------------

                  Total investments                               25,067,004              23,856,547

Cash and cash equivalents                                            128,701                 316,974

Amounts recoverable from reinsurers                                  494,736                 416,480

Amounts due from brokers                                               9,189                  15,302

Other accounts receivable                                             10,858                  42,324

Accrued investment income                                            287,302                 334,928

Deferred policy acquisition costs                                  3,016,065               2,951,655

Deferred income taxes                                                     --                 136,588

Other assets                                                         114,853                  25,919

Separate account assets                                           24,349,395              32,349,347
                                                             ----------------      ------------------

                  Total assets                                   $53,478,103             $60,446,064
                                                             ================      ==================


                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       ($ thousands, except share amounts)
                                   (continued)


                                                              September 30,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                              2001                   2000
------------------------------------                        ----------------      ------------------
                                                                (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                           $19,408,793             $19,417,446
       Universal life-type insurance                               3,421,664               3,410,871
       Traditional life insurance                                    237,802                 232,913
       Disability income and
           long-term care insurance                                1,169,919               1,012,247
    Policy claims and other
       policyholders' funds                                           65,026                  52,067
    Amounts due to brokers                                           488,511                 446,347
    Deferred income taxes                                            170,379                      --
    Other liabilities                                                239,239                 459,422
    Separate account liabilities                                  24,349,395              32,349,347
                                                             ----------------      ------------------

                     Total liabilities                            49,550,728              57,380,660
                                                             ----------------      ------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding               3,000                   3,000
    Additional paid-in capital                                       688,327                 288,327
    Accumulated other comprehensive income (loss),
        net of tax:
        Net unrealized securities gains (losses)                     375,914                (333,734)
        Net unrealized derivative losses                             (33,737)                     --
    Retained earnings                                              2,893,871               3,107,811
                                                             ----------------      ------------------

                     Total stockholder's equity                    3,927,375               3,065,404
                                                             ----------------      ------------------

Total liabilities and stockholder's equity                       $53,478,103             $60,446,064
                                                             ================      ==================

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                         Three months ended
                                                                           September 30,
                                                                    2001                   2000
                                                               ---------------       -----------------
Revenues:
    Premiums:
       Traditional life insurance                                    $ 14,939               $ 13,257
       Disability income and
         long-term care insurance                                      64,914                 58,011
                                                               ---------------       -----------------
                                   Total premiums                      79,853                 71,268

    Policyholder and contractholder charges                           121,849                110,439
    Management and other fees                                         113,906                154,630
    Net investment income                                             390,826                413,367
    Net realized (loss) gain on investments                           (47,530)                 9,783
                                                               ----------------      -----------------
                                   Total revenues                     658,904                759,487
                                                               ----------------      -----------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                       7,059                  7,059
       Universal life-type insurance
             and investment contracts                                  58,259                 33,523
       Disability income and
             long-term care insurance                                  11,717                  9,635
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                 1,515                    773
             Disability income and
                long-term care insurance                               36,832                 31,891
    Interest credited on universal life-type
       insurance and investment contracts                             280,817                292,751
    Amortization of deferred policy
       acquisition costs                                               75,729                 91,350
    Other insurance and operating expenses                            105,721                 83,489
                                                               ---------------       -----------------
                                   Total benefits and expenses        577,649                550,471
                                                               ---------------       -----------------

Income before income tax expense                                       81,255                209,016

Income tax expense                                                      6,899                 51,520
                                                               ---------------       -----------------

Net income                                                           $ 74,356               $157,496
                                                               ===============       =================

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  ($ thousands)
                                   (unaudited)

                                                                            Nine months ended
                                                                              September 30,
                                                                       2001                   2000
                                                                  ---------------       -----------------
Revenues:
    Premiums:
       Traditional life insurance                                     $   44,399             $   41,080
       Disability income and
         long-term care insurance                                        187,599                168,936
                                                                  ---------------       -----------------
                                   Total premiums                        231,998                210,016

    Policyholder and contractholder charges                              362,953                331,399
    Management and other fees                                            359,422                458,688
    Net investment income                                              1,064,770              1,321,314
    Net realized (loss) gain on investments                             (662,736)                   484
                                                                  ----------------      -----------------
                                   Total revenues                      1,356,407              2,321,901
                                                                  ----------------      -----------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                         24,528                 22,773
       Universal life-type insurance
             and investment contracts                                    134,578                 95,189
       Disability income and
             long-term care insurance                                     33,173                 27,884
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                    4,776                  4,047
             Disability income and
                long-term care insurance                                  90,697                 83,608
    Interest credited on universal life-type
       insurance and investment contracts                                849,318                888,420
    Amortization of deferred policy
       acquisition costs                                                 303,103                290,216
    Other insurance and operating expenses                               319,405                255,800
                                                                  ---------------       -----------------
                                   Total benefits and expenses         1,759,578              1,667,937
                                                                  ---------------       -----------------

(Loss) income before income tax (benefit) expense                       (403,171)               653,964

Income tax (benefit) expense                                            (198,682)               179,289
                                                                  ---------------       -----------------

Net (loss) income before cumulative effect of accounting change         (204,489)               474,675

Cumulative effect of accounting change (net of tax of $11,647):          (21,410)                    --
                                                                  ---------------       -----------------
     (note 4)
Net (loss) income                                                      $(225,899)              $474,675
                                                                  ===============       =================

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ thousands)
                                   (unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                        2001                2000
                                                                   ----------------     --------------
Cash flows from operating activities:
    Net (loss) income                                                  $(225,899)              $474,675

    Adjustments to reconcile net income to
       net cash provided by operating activities:
             Cumulative effect of accounting change, net of
                tax                                                       21,410                     --
             Policy loans, excluding universal
                Life-type insurance:
                  Issuance                                               (35,977)               (49,252)
                  Repayment                                               41,446                 42,057
             Change in amounts recoverable from reinsurers               (78,256)               (64,564)
             Change in other accounts receivable                          31,466                 (8,197)
             Change in accrued investment income                          47,626                 19,331
             Change in deferred policy
                acquisition costs, net                                   (98,787)              (210,722)
             Change in liabilities for future policy
                benefits for  traditional life,
                disability income and
                long-term care insurance                                 162,561                151,269
             Change in policy claims and other
                policyholders' funds                                      12,959                 36,616
             Change in deferred income taxes                             (51,897)                28,662
             Change in other assets                                      (88,934)                    --
             Change in other liabilities                                (220,183)               (74,907)
             Accretion of discount, net                                   90,538                 13,413
             Net realized loss on investments                            662,736                   (484)
             Policyholder and contractholder charges,
                non-cash                                                (159,857)              (109,984)
             Other, net                                                   22,739                 (4,230)
                                                                -----------------      -----------------

                Net cash provided by operating activities               $133,691               $243,683
                                                                -----------------     -----------------

                                     IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            ($ thousands)
                                             (unaudited)
                                             (continued)

                                                                         Nine months ended
                                                                           September 30,
                                                                    2001                   2000
                                                                ----------------      ------------------
Cash flows from investing activities:
   Fixed maturities held to maturity:
       Purchases                                                     $        --            $       (34)
       Maturities, sinking fund payments and calls                            --                429,956
       Sales                                                                  --                 25,193
    Fixed maturities available for sale:
       Purchases                                                      (5,773,000)              (732,235)
       Maturities, sinking fund payments and calls                     1,896,793                763,611
       Sales                                                           3,015,367                830,997
    Other investments, excluding policy loans:
       Purchases                                                        (335,523)              (468,887)
       Sales                                                             273,411                289,985
    Change in amounts due from broker                                      6,113                 (1,521)
    Change in amounts due to broker                                       42,164                (70,224)
                                                                -----------------      ------------------

            Net cash (used in) provided by investing activities         (874,675)             1,066,841
                                                                -----------------      -----------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                         1,513,678              1,402,874
       Surrenders and death benefits                                  (2,201,427)            (2,984,364)
       Interest credited to account balances                             850,158                888,420
    Universal life-type insurance policy loans:
       Issuance                                                          (75,764)               (83,943)
       Repayment                                                          66,066                 36,638
    Cash dividends to parent                                                  --               (350,000)
    Capital contribution from parent                                     400,000                     --
                                                                 ----------------      ------------------

            Net cash provided by (used in) financing activities          552,711             (1,090,375)
                                                                -----------------      -----------------

Net (decrease) increase in cash and cash equivalents                    (188,273)               220,149

Cash and cash equivalents at beginning of period                         316,974                 32,333
                                                                -----------------      -----------------

Cash and cash equivalents at end of period                              $128,701               $252,482
                                                                =================      =================


                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                  ($ thousands)
                                   (unaudited)

1.       General

         In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 2001, statements of income for the three months and nine months ended September 30, 2001 and 2000 and statements of cash flows for the nine months ended September 30, 2001 and 2000.

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

2.       Comprehensive Income

         Total comprehensive income was $336,313 and $255,849 for the three months and $450,212 and $459,890 for the nine months ended September 30, 2001 and 2000, respectively.

3.       Statements of cash flows

         Cash paid for interest on borrowings totaled $17,734 and $3,072 for the nine months ended September 30, 2001 and 2000, respectively. Cash received from income taxes totaled $69,751 for the nine months ended September 30, 2001 compared to cash paid of $146,931 for the nine months ended September 30, 2000.

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

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)


5.       Commitments and contingencies

         Commitments for purchases of investments in the ordinary course of business at September 30, 2001 aggregated $91,293.

         The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. The Company retains only 20% of the mortality risk on new variable universal life insurance policies and 10% of the risk on new term insurance policies. Risk not retained is reinsured with other life insurance companies, primarily on a yearly renewable term basis. Long-term care policies are primarily reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk.

         A number of lawsuits have been filed against life and health insurers in jurisdictions in which IDS Life and its affiliates do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. IDS Life and its affiliates , like other life and health insurers, from time to time are involved in such litigation. IDS Life was a named defendant in three class action lawsuits of this nature. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto v. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. A second action, entitled Arnold Mork, Isabella Mork, Ronald Melchert and Susan Melchert v. IDS Life Insurance Company and American Express Financial Corporation was commenced in the same court on March 21, 1997.

         On October 13, 1998, an action entitled Richard W. and Elizabeth J. Thoresen v. American Express Financial Corporation, American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York was also commenced in Minnesota state court. These lawsuits included allegations of improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies and improper use of annuities to fund tax deferred contributory retirement plans.

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

5.       Commitments and contingencies (continued)

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

         In May, 2001 the United States District Court for the State of Minnesota and The District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin entered orders approving the settlement as tentatively reached in January, 2000. Appeals were filed in both federal and state court but subsequently dismissed by the parties filing the appeals. The orders approving the settlement were final as of September 24, 2001. Implementation of the settlement commenced October 15, 2001. Numerous individuals opted out of the settlement. Although a significant number of these individuals are represented by counsel, to date very few have filed lawsuits against IDS Life.

         The Company is named as a defendant in various other lawsuits. The outcome of any litigation cannot be predicted with certainty. In the opinion of management, however, the ultimate resolution of these lawsuits taken in aggregate should not have a material adverse effect on the Company's consolidated financial position or results of operations.

6.       Investments

         Net income for the nine month period ended September 30, 2001 includes a $166 million pretax charge to investment income in the second quarter and a $227 million pretax capital loss in the second quarter to recognize the impact of higher default assumptions on rated structured investments, which reflect rising actual default rates in the corporate high-yield bond market.

         Additionally, net income for the nine month period ended September 30, 2001 reflects a $262 million pretax writedown of high-yield securities in the second quarter primarily reflecting management's decision to reduce and rebalance the high-yield risk exposure in the fixed maturity investment portfolio.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ($ thousands)
                                   (unaudited)
                                   (continued)

7.       Stockholder's Equity

         During the third quarter 2001, the Company received a $400 million cash capital contribution from its parent, American Express Financial Corporation.

8.       Subsequent Event

         Early in the fourth quarter of 2001, the company placed a majority of its rated Collateralized Debt Obligation (CDO) securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $675 million into a securitization trust. In return, the company received $90 million in cash (excluding transaction expenses) relating to sales to investors, and retained interests with allocated book amounts aggregating $585 million. An immaterial amount of realized losses relating to the CDOs designated for this transaction was recorded as of September 30, 2001.

9.       Disaster Recovery Charges

         Included in benefits and expenses is $11 million related to the September 11, 2001 terrorist attacks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000:

Consolidated net loss was $226 million for the nine months ended September 30, 2001, compared to net income of $475 million for the nine months ended September 30, 2000. This decline was primarily the result of a $663 million pretax loss on investments and a $256 million decrease in investment income.

Premiums received totaled $4.3 billion for the nine months ended September 30, 2001, compared to $5.3 billion in 2000. The premium reduction is primarily due to decreased sales of variable annuities.

Management and other fees decreased to $359 million for the nine months ended September 30, 2001 compared with $459 million a year ago. This decrease reflects a decrease in average separate account assets outstanding, resulting primarily from market depreciation of equity securities. The Company provides investment management services for many of the mutual funds that are available as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Net investment income decreased to $1,065 million for the nine months ended September 30, 2001 compared to $1,321 million a year ago. This is primarily due to lower investment yields, reflecting credit-related yield adjustments on fixed maturity investments.

Net loss on investments was $663 million for the nine months ended September 30, 2001, compared to net gains of $.5 million for the nine months ended September 30, 2000. The net loss for the nine months ended September 30, 2001 was composed of a $143 million pretax net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities, a $227 million writedown in the second quarter to recognize the impact of higher default rate assumptions on certain structured investments and a $262 million writedown of lower-rated securities (most of which were sold in the third quarter of 2001) in the second quarter primarily in connection with the Company's decision to reduce and rebalance high-yield risk exposure in the fixed maturity investment portfolio during the second half of 2001, and $31 million of other net losses on the sale and write-down of investments.

Total benefits and expenses were $1.8 billion for the nine months ended September 30, 2001, an increase of 5 percent from a year ago. This increase is primarily due to increases in death benefits and general expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 4 percent to $849 million. This was primarily due to lower aggregate amounts of fixed annuities in force.

Other insurance and operating expenses increased 25 percent as a result of business growth and technology costs related to growth initiatives.

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

The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At September 30, 2001, outstanding borrowings under this agreement were $50 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $49 million at September 30, 2001.

At September 30, 2001, approximately 5 percent of the Company's invested assets were below-investment-grade bonds, compared to 15 percent at December 31, 2000. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

During the fourth quarter of 2001, the Company completed a transaction that placed a large portion of its rated Collateralized Debt Obligation (CDO) securities into a securitization trust. The transaction has the following consequences:

o It pools the performance of 30 separate CDO securities, allowing recognition of the investment return related to the overall performance of the portfolio. The ability to evaluate future cash flows at the portfolio level, rather than on a security by-security basis, should increase the predictability of future performance; and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

o It monetizes a small portion of the CDO securities by selling notes in this structure to third-party investors.

At September 30, 2001, the Company had an allowance for losses on mortgage loans of $21 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Reference is made to Note 5 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 2001.

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

                    (b) No reports on Form 8-K were required to be filed by the Company for the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                  IDS LIFE INSURANCE COMPANY

BY                                      /s/ Philip C. Wentzel
                                            -----------------
NAME AND TITLE                              Philip C. Wentzel
                                            Vice President and Controller

DATE                                        November 12, 2001