Form 10-K
period 2001-12-31
IDS LIFE INSURANCE CO
filed 2002-03-28
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                    41-0823832
           -------------------------------      -------------
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)      Identification No.)

         227 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA         55474
         ------------------------------------------------         -----
           (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code) (612) 671-3131
                                                     --------------

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

                                     PART I
ITEM 1.  BUSINESS

IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly-owned subsidiary of American Express Financial Corporation ("AEFC") and serves all states except New York. The Company believes it is the fifteenth largest life insurance company in the United States, with consolidated assets at December 31, 2001 of approximately $58 billion (under generally accepted accounting principles). The IDS Life Insurance Company of New York is a wholly-owned subsidiary of the Company and serves New York State residents. The Company also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable annuity contracts for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks. American Centurion Life Assurance Company ("American Centurion Life") is an IDS Life subsidiary that offers fixed and variable annuities to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuities for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks, in New York. The Company owns American Partners Life Insurance Company ("American Partners Life"), which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York.

The Company's products include whole life, universal life (fixed and variable), single premium life and term products (including waiver of premium and accidental death benefits), disability income and long-term care insurance. The Company also offers variable universal life insurance products, including American Express(R) Variable Universal Life III and American Express Succession Select(SM) Variable Universal Life Insurance.

The Company is one of the nation's largest issuers of single premium and flexible premium deferred annuities on both a fixed and variable basis. Immediate annuities are offered as well. The Company's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, the Company has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on any movement in a broad-based stock market index. The Company also offers variable annuities, including the American Express Retirement Advisor Advantage(SM) Variable Annuity and the American Express Retirement Advisor Select(SM) Variable Annuity.

Under the Company's variable life insurance and variable annuity products described above, the purchaser may choose among investment options that include the Company's "general account" as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short term securities. The Company serves as the investment manager and AEFC serves as the investment adviser of seven portfolios underlying the variable life insurance products and of nineteen portfolios underlying both the variable life insurance and variable annuity products. The investment options also include many portfolios managed by firms other than the Company or its subsidiaries.

Although over the past several years the Company's variable annuity sales have had an increasing impact on total annuity sales, in 2001, sales of total annuity products declined four percent over the prior year.

The Company, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively. American Centurion Life and IDS Life Insurance Company of New York are regulated by the New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders.

Regulatory scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of fixed and variable life insurance and annuities and "bonus" annuities, has increased significantly in recent years and is affecting the manner in which companies approach various operational issues, including compliance. The number of private lawsuits alleging violations of laws in connection with insurance and annuity market conduct has increased (see Legal Proceedings below). Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of variable annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the Company.

As a distributor of variable annuity and life insurance contracts, the Company is registered as a broker-dealer and is a member of the NASD. As investment manager of various investment companies, the Company is registered as an investment advisor under applicable federal requirements.

The insurance and annuity business is highly competitive, and the Company's competitors consist of both stock and mutual insurance companies. Competitive factors applicable to the insurance business include the interest rates credited to products, the charges deducted from the cash values of such products, the financial strength of the organization and the services provided to policyholders.

ITEM 2.  PROPERTIES

The Company occupies office space in Minneapolis, Minnesota, which is leased by its parent, AEFC. The Company reimburses AEFC for rent based on direct and indirect allocation methods. IDS Life Insurance Company of New York and American Centurion Life rent office space in Albany, New York. Facilities occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

A number of lawsuits involving insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts have been filed against life and health insurers in jurisdictions in which the Company and its affiliates do business. The Company and its affiliates, like other life and health insurers, are involved in such litigation. The Company was a named defendant in three class action lawsuits of this nature. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto v. IDS Life Insurance Company and American Express Financial Corporation was commenced in Minnesota state court. A second action, entitled Arnold Mork, Isabella Mork, Ronald Melchert and Susan Melchert v. IDS Life Insurance Company and American Express Financial Corporation was commenced in the same court on March 21, 1997. On October 13, 1998, an action entitled Richard W. and Elizabeth J. Thoresen v. American
Express Financial Corporation, American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York was also commenced in Minnesota state court. These three class action lawsuits included allegations of improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts.

In January 2000, AEFC and its subsidiaries reached an agreement in principle to settle the three class action lawsuits described above. It is expected the settlement will provide $215 million of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity market conduct claims dating back to 1985.

In August 2000, an action entitled Lesa Benacquisto, Daniel Benacquisto, Richard Thoresen, Elizabeth Thoresen, Arnold Mork, Isabella Mork, Ronald Melchert and Susan Melchert v. American Express Financial Corporation, American Express Financial Advisors, American Centurion Life Assurance Company, American Enterprise Life Insurance Company, American Partners Life Insurance Company, IDS Life Insurance Company and IDS Life Insurance Company of New York was commenced in the United States District Court for the District of Minnesota. The complaint put at issue various alleged sales practices and misrepresentations and allegations of violations of federal laws.

In May 2001, the United States District Court for the District of Minnesota and the District Court, Fourth Judicial District for the State of Minnesota, Hennepin County entered orders approving the settlement as tentatively reached in January 2000. Appeals were filed in both federal and state court but subsequently dismissed by the parties filing the appeals. The orders approving the settlement were final as of September 24, 2001. Implementation of the settlement commenced October 15, 2001.

Numerous individuals opted out of the settlement described above and therefore did not release their claims against AEFC and its subsidiaries. Some of these class members who opted out were represented by counsel and presented separate claims to the Company. Most of their claims have been settled.

The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to be material.


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

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2001 Compared to 2000:

Consolidated net loss was $65 million in 2001, compared to consolidated net income of $586 million in 2000. Consolidated loss before income tax benefit and cumulative effect of accounting change totaled $189 million in 2001, compared with consolidated income before income tax expense of $807 million in 2000. This decline was primarily the result of a $633 million increase in net pretax loss on investments and a $245 million decrease in investment income.

Total premiums and investment contract deposits received decreased to $5.8 billion in 2001, compared with $6.9 billion in 2000. The reduction is primarily due to lower variable annuity sales.

Total revenues decreased to $2.1 billion in 2001, compared with $3.0 billion in 2000. The decrease was primarily due to decreases in net investment income and from the realized investments losses. Net investment income, the largest component of revenues, decreased by $245 million from the prior year, primarily reflecting credit related yield adjustments on fixed maturity investments and overall lower investment yields.

Contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 12 percent to $490 million in 2001, compared with $438 million in 2000. This increase reflects increased total life insurance in force, which grew 10 percent to $108 billion at December 31, 2001.

Net realized losses on investments were $650 million in 2001, compared to net realized losses of $17 million in 2000. The net loss for the year was comprised of a $143 million pretax net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities; a $227 million writedown in the second quarter to recognize the impact of higher default rate assumptions on certain structured investments; a $262 million writedown of lower-rated securities (most of which were sold during 2001) in the second quarter primarily in connection with the Company's decision to lower its risk profile by reducing the level of its high-yield fixed maturity investment portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $18 million of other net losses primarily related to the sale and write-down of investments.

Management and other fees decreased 21 percent to $473 million in 2001, compared with $598 million in 2000. This decrease reflects lower average separate account assets outstanding, resulting primarily from equity market depreciation. The Company provides investment management services for many of the mutual funds that are available as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Total benefits and expenses increased slightly to $2.3 billion in 2001 from $2.2 billion in 2000. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, decreased slightly to $1.1 billion, reflecting a slight decrease in fixed annuities in force and lower interest crediting rates due to the lower interest rate environment. Amortization of deferred policy acquisition costs (DAC's) increased to $371 million in 2001, compared to $362 million in 2000. The increase was primarily due to DAC unlocking adjustments (see footnote one of the attached financial statements for the definition of unlocking adjustments), which resulted in a net increase in amortization of $33.6 million in 2001 and a net decrease in amortization of $12.3 million in 2000. Amortization, excluding unlocking adjustments, was significantly less in 2001 than in 2000, due primarily to the significant drop in equity-based separate account values and associated fee revenue.

Other insurance and operating expenses increased to $408 million in 2001, compared to $379 million in 2000. This increase was primarily a result of business growth and technology costs related to growth initiatives.

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

Total revenues decreased to $3.0 billion in 2000, compared with $3.1 billion in 1999. Decreases in net investment income and net realized gains (losses) on investments were partially offset by increases in insurance premiums, contractholder charges and management and other fees. Net investment income, the largest component of revenues, decreased by $189 million from the prior year, reflecting decreases in investments owned and investment yields.

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

Total benefits and expenses increased slightly to $2.2 billion in 2000. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, decreased slightly to $1.2 billion, reflecting a decrease in fixed annuities in force. Amortization of deferred policy acquisition costs increased to $362 million, compared to $321 million in 1999. This increase was due primarily to the impact of changing prospective separate account investment performance assumptions.

Other insurance and operating expenses increased to $379 million in 2000, compared to $347 million in 1999. This increase was primarily a result of business growth and technology costs related to growth initiatives.

Certain Critical Accounting Policies

In December 2001, The Securities and Exchange Commission (SEC) issued a financial reporting release, FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." In this connection, the following information has been provided about certain critical accounting policies that are important to the Consolidated Financial Statements and that entail, to a significant extent, the use of estimates, assumptions and the application of management's judgment. These policies relate to the recognition of impairment within the investment portfolio and deferred acquisition costs.

Generally, investment securities are carried at fair value on the balance sheet. Gains and losses are recognized in the results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is not temporary, which requires judgment regarding the amount and timing of recovery. Typically, the Company defines an event of impairment for debt securities as issuer default or bankruptcy. Fair value is generally based on quoted market prices. However, the Company's investment portfolio also contains structured investments of various asset quality, including Collateralized Debt Obligations (CDOs) and Structured Loan Trusts (backed by high-yield bonds and bank loans, respectively), which are not readily marketable. As a result, the carrying values of these structured investments are based on cash flow projections which require a significant degree of judgment and as such are subject to change. If actual future cash flows are less than projected, additional losses would be realized.

The Company's deferred acquisition costs (DACs) represent costs of acquiring new business, principally sales and other distribution and underwriting costs, that have been deferred on the sale of annuity, insurance, and certain mutual fund and long-term products. DAC's are amortized over the lives of the products, either as a constant percentage of projected earnings or as a constant percentage of projected liabilities associated with such products. Such projections require use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and, for variable products, separate account performance. As actual experience differs from the current assumptions, management considers on a quarterly basis the need to change key assumptions underlying the amortization models prospectively. For example, if the stock market trend rose or declined appreciably, it could impact assumptions made about separate account performance and result in an adjustment to income, either positively or negatively. The impact on results of operations of changing prospective assumptions with respect to the amortization of DACs is reflected in the period in which such changes are made.

Risk Management

The sensitivity analysis of two different types of market risk discussed below estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10% decline in the value of equity securities under management. Computations of the prospective effects of hypothetical interest rate and equity market changes are based on numerous assumptions, including relative levels of market interest rates and equity prices, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occur. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually occurred. As a result, actual earnings consequences will differ from those quantified below.

The Company primarily invests in fixed income securities over a broad range of maturities for the purpose of providing fixed annuity clients with a competitive rate of return on their investments while controlling risk, and to provide a dependable and targeted spread between the interest rate earned on investments and the interest rate credited to contractholders' accounts. The Company does not invest in securities to generate trading profits.

The Company has an investment committee that holds regularly scheduled meetings and, when necessary, special meetings. At these meetings, the committee reviews models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. The objective of the committee is to structure the investment security portfolio based upon the type and behavior of products in the liability portfolio so as to achieve targeted levels of profitability within defined risk parameters and to meet contractual obligations.

Rates credited to contractholders' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contractholders' accounts.

The negative effect on the Company's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at December 31, 2001, would be approximately $12 million.

On a certain annuity product, the interest is credited to contractholders' accounts based upon the relative change in a major stock market index between the beginning and end of the product's term. As a means of hedging the Company's obligation under the provisions of this product, the committee's strategy is to purchase and write options on the major stock market index, and to purchase futures which are marked to market daily and exchange traded, exposing the Company to no counterparty risk.

The amount of the fee income the Company receives is based upon the daily market value of the separate account assets. As a result, the Company's fee income would be negatively impacted by a decline in the equity markets. Another part of the committee's strategy is to use index options to manage the equity market risk related to fee income. These derivatives help protect fee income by providing option income when there is a significant decline in the equity markets.

The negative effect on the Company's pretax earnings of a 10% decline in equity prices would be approximately $30 million based on assets under management as of December 31, 2001.

Liquidity and Capital Resources

The liquidity requirements of the Company are met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investment principal.

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases.

The Company has available lines of credit with its parent aggregating $200 million ($100 million committed and $100 million uncommitted). The line of credit is used strictly as a short-term source of funds. There were no borrowings outstanding at December 31, 2001. At December 31, 2001, there were no outstanding reverse repurchase agreements.

At December 31, 2001, investments in fixed maturities comprised 80 percent of the Company's total invested assets. Of the fixed maturity portfolio, approximately 42 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA/Aaa quality.

At December 31, 2001, approximately 4 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

During 2001, the Company placed a majority of its rated Collateralized Debt Obligation (CDO) (obligations that are backed primarily by high-yield bonds) securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $675 million, into a securitization trust. In return, the Company received $90 million in cash relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $586 million. The book amount is determined by allocating the previous carrying value of the transferred assets between assets sold and the retained interests based on their relative fair values. Fair values are based on the estimated present value of future cash flows.

At December 31, 2001, net unrealized appreciation on available-for-sale fixed maturities included $386 million of gross unrealized appreciation and $251 million of gross unrealized depreciation. The Company does not have any held-to-maturity fixed maturities at December 31, 2001.

At December 31, 2001, the Company had a reserve for losses for mortgage loans totaling $21 million and for real estate investments totaling $nil.

In 2001, the Company received a capital contribution from its parent of $400 million.

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

The National Association of Insurance Commissioners has established risk-based capital standards to determine the capital requirements of a life insurance company based upon the risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. As of December 31, 2001, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention.

Forward-Looking Statements

Certain statements in item #7 of this Form 10-K Annual Report contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by the Company to meet their debt obligations, which could result in further losses in the Company's investment portfolio.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  Financial Statements and Schedules Required under Regulation S-X.

     Index to financial statements

       The following consolidated financial statements of IDS Life Insurance
           Company are included in Item 8:

       Report of Independent Auditors                                         16

       Consolidated Balance Sheets at December 31, 2001 and 2000           17-18

       Consolidated Statements of Income for the years ended
           December 31, 2001, 2000 and 1999                                   19

       Consolidated Statements of Stockholder's Equity for the years ended
           December 31, 2001, 2000 and 1999                                20-21

       Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                                22-23

       Notes to Consolidated Financial Statements                          24-40

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

               21.  Copy of List of Subsidiaries filed electronically as Exhibit
                    22  to  Post-Effective   Amendment  No.  8  to  Registration
                    Statement No. 33-28976 is incorporated herein by reference.

               27.  Financial data schedule is filed electronically herewith.

     (b)  Reports on Form 8-K filed in the fourth quarter of 2001

No reports on Form 8-K were required to be filed by the Company for the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IDS LIFE INSURANCE COMPANY

                                     Registrant


3/12/2002                            By /s/ Timothy V. Bechtold
                                        --------------------------------
Date                                        Timothy V. Bechtold, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/12/2002                            By /s/ Gumer C. Alvero
                                        --------------------------------
Date                                        Gumer C. Alvero, Director and
                                            Executive Vice President - Annuities

3/12/2002                            By /s/ Timothy V. Bechtold
                                        --------------------------------
Date                                        Timothy V. Bechtold, President

3/12/2002                            By /s/ Barry J. Murphy
                                        --------------------------------
Date                                        Barry J. Murphy, Director

3/12/2002                            By /s/ Stephen W. Roszell
                                        --------------------------------
Date                                        Stephen W. Roszell, Director

3/12/2002                            By /s/ Bridget M. Sperl
                                        --------------------------------
Date                                        Bridget M. Sperl, Executive Vice
                                            President - Client Services

3/12/2002                            By /s/ John T. Sweeney
                                        --------------------------------
Date                                        John T. Sweeney, Executive Vice
                                            President - Finance

3/12/2002                            By /s/ Philip C. Wentzel
                                        --------------------------------
Date                                        Philip C. Wentzel, Vice President
                                            and Controller

Report of Independent Auditors

The Board of Directors
IDS Life Insurance Company

We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly-owned subsidiary of American Express Financial Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP
January 28, 2002
Minneapolis, Minnesota

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                      (In thousands, except share amounts)

                                     ASSETS                                               2001            2000
                                                                                     ------------      ----------
Investments:
   Fixed maturities:
     Held-to-maturity, at amortized cost (fair value: 2000, $6,471,798)                $         -      $ 6,463,613
     Available-for-sale, at fair value (amortized cost: 2001, $20,022,072; 2000,
       $12,929,870)                                                                     20,157,137       12,399,990
   Common stocks                                                                             1,704           10,333
   Mortgage loans on real estate                                                         3,680,394        3,738,091
   Policy loans                                                                            619,571          618,973
   Other investments                                                                       621,897          575,551
                                                                                      ------------     ------------
        Total investments                                                               25,080,703       23,806,551

Cash and cash equivalents                                                                1,150,251          316,974

Amounts recoverable from reinsurers                                                        529,166          416,480
Amounts due from brokers                                                                    90,794           15,302
Other accounts receivable                                                                   46,349           42,324
Accrued investment income                                                                  278,199          334,928
Deferred policy acquisition costs                                                        3,107,187        2,951,655
Deferred income taxes, net                                                                 156,308          136,588
Other assets                                                                               123,246           80,054
Separate account assets                                                                 27,333,697       32,349,347
                                                                                        ----------      -----------

        Total assets                                                                   $57,895,900      $60,450,203
                                                                                       ===========      ===========

See notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  December 31,
                      (In thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDER'S EQUITY                                2001            2000
                                                                                       -----------     ----------
Liabilities:
  Future policy benefits:
     Fixed annuities                                                                   $19,592,273      $19,417,446
     Universal life-type insurance                                                       3,433,904        3,410,871
     Traditional life insurance                                                            241,165          232,913
     Disability income and long-term care insurance                                      1,227,172        1,012,247
  Policy claims and other policyholders' funds                                              71,879           52,067
  Amounts due to brokers                                                                 1,740,031          446,347
  Other liabilities                                                                        437,017          463,561
  Separate account liabilities                                                          27,333,697       32,349,347
                                                                                        ----------     ------------

          Total liabilities                                                             54,077,138       57,384,799
                                                                                        ----------     ------------
Commitments and contingencies

Stockholder's equity:
  Capital stock, $30 par value per share;
    100,000 shares authorized, issued and outstanding                                        3,000            3,000
  Additional paid-in capital                                                               688,327          288,327
  Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities gains (losses)                                                85,549         (333,734)
   Net unrealized derivative (losses)                                                         (774)               -
                                                                                        ----------      -----------
          Total accumulated other comprehensive income (loss)                               84,775         (333,734)
  Retained earnings                                                                      3,042,660        3,107,811
                                                                                       -----------      -----------
          Total stockholder's equity                                                     3,818,762        3,065,404
                                                                                       -----------      -----------

Total liabilities and stockholder's equity                                             $57,895,900      $60,450,203
                                                                                       ===========      ===========

See notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years ended December 31,
                                 (In thousands)

                                                                         2001             2000             1999
                                                                     ------------     -------------      ---------
              REVENUES
   Premiums:
     Traditional life insurance                                      $   59,415        $   56,187       $   53,790
     Disability income and long-term care insurance                     255,428           231,311          201,637
                                                                      ---------         ---------        ---------

           Total premiums                                               314,843           287,498          255,427

   Net investment income                                              1,485,688         1,730,605        1,919,573
   Contractholder charges                                               489,583           438,127          411,994
   Management and other fees                                            473,406           598,168          473,108
   Net realized (loss) gain on investments                             (649,752)          (16,975)          26,608
                                                                       ---------      ------------     -----------

           Total revenues                                             2,113,768         3,037,423        3,086,710
                                                                      ---------         ---------        ---------
             BENEFITS AND EXPENSES
   Death and other benefits:
     Traditional life insurance                                          35,519            29,042           29,819
     Universal life-type insurance and investment contracts
                                                                        175,247           131,467          118,561
     Disability income and long-term care insurance                      44,725            40,246           30,622
   Increase in liabilities for future policy benefits:
     Traditional life insurance                                           7,231             5,765            7,311
     Disability income and long-term care insurance                     123,227           113,239           87,620
   Interest credited on universal life-type insurance and
     investment contracts                                             1,137,636         1,169,641        1,240,575
   Amortization of deferred policy acquisition costs                    371,342           362,106          321,036
   Other insurance and operating expenses                               407,798           378,653          346,849
                                                                        -------        ----------       ----------

           Total benefits and expenses                                2,302,725         2,230,159        2,182,393
                                                                      ---------         ---------        ---------
(Loss) income before income tax (benefit) expense and
   cumulative effect of accounting change                              (188,957)          807,264          904,317

Income tax (benefit) expense                                           (145,222)          221,627          267,864
                                                                     -----------       ----------       ----------
(Loss) income before cumulative effect of accounting change
                                                                        (43,735)          585,637          636,453
Cumulative effect of accounting change (net of income tax
   benefit of $11,532)                                                  (21,416)                -                -
                                                                     -----------       -----------       ---------

Net (loss) income                                                    $  (65,151)       $  585,637       $  636,453
                                                                     ===========       ==========       ==========

See notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   For the three years ended December 31, 2001
                                 (In thousands)

                                                                                Accumulated
                                                                                   other
                                                               Additional      comprehensive                         Total
                                                   Capital       paid-in      income (loss),       Retained      stockholder's
                                                    Stock        capital        net of tax         earnings          equity
                                                    -----        -------        ----------         --------          ------
Balance, January 1, 1999                           $ 3,000       $ 288,327        $  169,584     $ 2,645,721      $ 3,106,632
Comprehensive income:
     Net income                                          -               -                 -         636,453          636,453
     Unrealized holding losses arising
       during the year, net of deferred
       policy acquisition costs of $28,444
       and income taxes of $304,936
                                                         -               -          (566,311)              -         (566,311)
    Reclassification adjustment for gains
       included in net income, net of income
       tax of $7,810                                     -               -           (14,503)              -          (14,503)
                                                                                 ------------                   --------------
     Other comprehensive loss                            -               -          (580,814)              -         (580,814)
                                                                                                                --------------
     Comprehensive income                                                                                              55,639
Cash dividends                                           -               -                 -        (350,000)        (350,000)
                                                ----------    ------------- ----------------    -------------   --------------

Balance, December 31, 1999                           3,000         288,327          (411,230)      2,932,174        2,812,271
Comprehensive income:
    Net income                                           -               -                 -         585,637          585,637
    Unrealized holding gains arising during
       the year, net of deferred policy
       acquisition costs of ($5,154) and
       income taxes of ($46,921)
                                                         -               -            87,138               -           87,138
    Reclassification adjustment for gains
       included in net income, net of
       income tax of $5,192                              -               -            (9,642)              -           (9,642)
                                                                               -------------                    -------------
     Other comprehensive income                          -               -            77,496               -           77,496
                                                                                                                --------------
     Comprehensive income                                                                                             663,133
Cash dividends                                           -               -               -          (410,000)        (410,000)
                                                ----------    -------------- ---------------      -----------    -------------

Balance, December 31, 2000                         $ 3,000       $ 288,327        $ (333,734)    $ 3,107,811      $ 3,065,404

See notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                   For the three years ended December 31, 2001
                                 (In thousands)

                                                                                Accumulated
                                                                                   other
                                                               Additional      comprehensive                         Total
                                                  Capital        paid-in      income (loss),       Retained      stockholder's
                                                  Stock          capital        net of tax         earnings          equity
                                                  -----          -------        ----------         --------          ------
Balance, December 31, 2000                         $ 3,000       $ 288,327        $ (333,734)     $3,107,811      $ 3,065,404
Comprehensive income:
    Net loss                                             -               -                 -         (65,151)         (65,151)
    Cumulative effect of adopting SFAS No.
       133, net of income tax benefit of $626
                                                         -               -            (1,162)              -           (1,162)
    Unrealized holding losses on
       available-for-sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of ($20,191) and income taxes of
       $15,037
                                                         -               -           (11,262)              -          (11,262)
    Reclassification adjustment for losses on
       available-for-sale securities included
       in net loss, net of income tax benefit
       of $228,003                                       -               -           423,434               -          423,434
    Reclassification adjustment for losses on
       derivatives included in net loss, net
       of income tax benefit of $4,038
                                                         -               -             7,499               -            7,499
                                                                                  ----------                     -------------
     Other comprehensive income                          -               -           418,509               -          418,509
                                                                                                                 ------------
     Comprehensive income                                                                                             353,358
Capital contribution                                     -         400,000                 -               -          400,000
                                                 ---------       ---------   ---------------    ------------     ------------

Balance, December 31, 2001                          $3,000       $ 688,327         $  84,775     $ 3,042,660      $ 3,818,762
                                                   =======       =========         =========     ===========      ===========

See notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                 (In thousands)

                                                                            2001              2000             1999
                                                                       ------------      ------------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                       $ (65,151)        $ 585,637         $ 636,453
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Cumulative effect of accounting change, net of tax                      21,416                 -                 -
     Policy loans, excluding universal life-type insurance:
       Issuance                                                             (43,687)          (61,313)          (56,153)
       Repayment                                                             54,004            56,088            54,105
     Change in amounts recoverable from reinsurers                         (112,686)          (89,312)          (64,908)
     Change in other accounts receivable                                     (4,025)            6,254              (615)
     Change in accrued investment income                                     56,729             8,521            23,125
     Change in deferred policy acquisition costs, net                      (175,723)         (291,634)         (140,379)
     Change in liabilities for future policy benefits for
       traditional life, disability income and long-term care
       insurance                                                            223,177           206,377           153,157
     Change in policy claims and other policyholder's funds                  19,812            27,467           (45,709)
     Deferred income tax (benefit) provision                               (246,205)           37,704            79,796
     Change in other liabilities                                            (24,509)         (120,256)          169,395
     Amortization of premium (accretion of discount), net                   108,958            37,909           (17,907)
     Net realized loss (gain) on investments                                649,752            16,975           (26,608)
     Contractholder charges, non-cash                                      (217,496)         (151,745)         (175,059)
     Other, net                                                             (83,023)           (9,279)           (5,324)
                                                                     ---------------    -------------       -----------

       Net cash provided by operating activities                          $ 161,343         $ 259,393         $ 583,369

See notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            Years ended December 31,
                                 (In thousands)

                                                                         2001              2000             1999
                                                                   -------------     -------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
     Purchases                                                       $         -       $    (4,487)     $    (3,030)
     Maturities, sinking fund payments and calls                               -           589,742          741,949
     Sales                                                                     -            50,067           66,547
  Available-for-sale securities:
     Purchases                                                        (9,477,740)       (1,454,010)      (3,433,128)
     Maturities, sinking fund payments and calls                       2,706,147         1,019,403        1,442,507
     Sales                                                             5,493,141         1,237,116        1,691,389
  Other investments, excluding policy loans:
     Purchases                                                          (442,876)         (706,082)        (657,383)
     Sales                                                               370,636           435,633          406,684
  Change in amounts due from brokers                                     (75,492)          (15,157)             182
  Change in amounts due to brokers                                     1,293,684           298,236          (47,294)
                                                                       ---------       -----------     ------------

       Net cash (used in) provided by investing activities              (132,500)        1,450,461          208,423
                                                                      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Activities related to universal life-type insurance and
     investment contracts:
     Considerations received                                           2,088,114         1,842,026        2,031,630
     Surrenders and other benefits                                    (2,810,401)       (3,974,966)      (3,669,759)
     Interest credited to account balances                             1,137,636         1,169,641        1,240,575
  Universal life-type insurance policy loans:
     Issuance                                                            (83,720)         (134,107)        (102,239)
     Repayment                                                            72,805            82,193           67,881
  Capital contribution                                                   400,000                 -                -
  Dividends paid                                                               -          (410,000)        (350,000)
                                                                      ----------       -----------      -----------

       Net cash provided by (used in) financing activities               804,434        (1,425,213)        (781,912)
                                                                      ----------       -----------      -----------

  Net increase in cash and cash equivalents                              833,277           284,641            9,880

  Cash and cash equivalents at beginning of year                         316,974            32,333           22,453
                                                                     -----------       -----------     ------------

  Cash and cash equivalents at end of year                           $ 1,150,251       $   316,974      $    32,333
                                                                     ===========       ===========      ===========
  Supplemental disclosures:
     Income taxes paid                                               $         -       $   225,704      $   214,940
     Interest on borrowings                                               23,688             3,299            4,521

See notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1.   Summary of significant accounting policies

     Nature of business

     IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly-owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly-owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York is a wholly-owned subsidiary of the Company and serves New York State residents. The Company also wholly-owns American Enterprise Life Insurance Company, American Centurion Life Assurance Company, American Partners Life Insurance Company and American Express Corporation.

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

     Revenue Recognition

     Profits on fixed deferred annuities are the excess of contractholder charges and investment income earned from investment of contract considerations over interest credited to contract values, amortization of deferred acquisition costs, and other expenses. Profits on variable deferred annuities also include the excess of management and other fees over the costs of guaranteed benefits provided. Contractholder charges include policy fees and surrender charges. Management and other fees include investment management fees from underlying proprietary mutual funds, certain fee revenues from underlying nonproprietary mutual funds and mortality and expense risk fees from the variable annuity separate accounts.

     Profits on fixed universal life insurance are the excess of contractholder charges and investment income earned from investment of contract considerations over interest credited to contract values, death and other benefits paid in excess of contract values, amortization of deferred acquisition costs, and other expenses. Profits on variable universal life insurance also include management and other fees. Contractholder charges include the monthly cost of insurance charges, issue and administrative fees and surrender charges. These charges also include the minimum death benefit guarantee fees received from the variable life insurance separate accounts. Management and other fees include investment management fees from underlying proprietary mutual funds, certain fee revenues from underlying nonproprietary mutual funds and mortality and expense risk fees received from the variable life insurance separate accounts.

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

     Basis of presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities (see Note 4). Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     Investments - securities

     Debt securities that the Company has both the positive intent and the ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. All other debt securities and marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss), net of the related deferred policy acquisition costs and income taxes. When evidence indicates there is a decline in a security's value, which is other than temporary, the security is written down to fair value through a charge to current year's earnings.

     The Company's investment portfolio contains structured investments, including Collateralized Debt Obligations (CDO's) (obligations that are primarily backed by high-yield bonds), which are not readily marketable. The carrying values of these investments are based on cash flow projections and, as such, these values are subject to change. If actual cash flows are less than projected, losses would be recognized; increases in cash flows would be recognized over future periods.

     Realized investment gains or losses are determined on an identified cost basis.

     Prepayments are anticipated on certain investments in mortgage-backed securities in determining the constant effective yield used to recognize interest income. Prepayment estimates are based on information received from brokers who deal in mortgage-backed securities.

     Investments - mortgage loans on real estate

     Mortgage loans on real estate are carried at amortized cost less reserves for losses. The estimated fair value of the mortgage loans is determined by discounted cash flow analyses using mortgage interest rates currently offered for mortgages of similar maturities.

     Impairment of mortgage loans is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. The amount of the impairment is recorded in a reserve for losses. The reserve for losses is maintained at a level that management believes is adequate to absorb estimated losses in the portfolio. The level of the reserve account is determined based on several factors, including historical experience, expected future principal and interest payments, estimated collateral values, and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses.

     The Company generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectability of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

     Policy loans

     Policy loans are carried at the aggregate of the unpaid loan balances, which do not exceed the cash surrender values of the related policies.

     Cash and cash equivalents

     The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost, which approximates fair value.

     Deferred policy acquisition costs

     The costs of acquiring new business, principally sales compensation, policy issue costs, underwriting and certain sales expenses, have been deferred on insurance and annuity contracts. The deferred acquisition costs for most single premium deferred annuities and installment annuities are amortized using the interest method. The costs for universal life and variable universal life insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. For traditional life, disability income and long-term care insurance policies, the costs are amortized over an appropriate period in proportion to premium revenue.

     Amortization of deferred policy acquisition costs requires the use of assumptions including interest margins, mortality margins, persistency rates, maintenance expense levels and, for variable products, separate account performance. For fixed and variable universal life insurance and deferred annuities, actual experience is reflected in the Company's amortization models monthly. As actual experience differs from the current assumptions, management considers the need to change key prospective assumptions underlying the amortization models. The impact of changing prospective assumptions is reflected in the period that such changes are made and is generally referred to as an unlocking adjustment. Unlocking adjustments resulted in a net increase in amortization of $33,600 in 2001 and net decreases in amortization of $12,300 in 2000 and $56,800 in 1999.

     In amortizing deferred policy acquisition costs associated with variable annuities, the Company assumes contract values will appreciate at a specified long-term annual rate. The Company may project near-term appreciation at a different rate in order to maintain the long-term rate assumption.

     Liabilities for future policy benefits

     Liabilities for fixed and variable universal life insurance and fixed and variable deferred annuities are accumulation values.

     Liabilities for equity indexed deferred annuities issued in 1997 and 1998 are equal to the present value of guaranteed benefits and the intrinsic value of index-based benefits. Liabilities for equity indexed deferred annuities issued in 1999 or later are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

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

     Reinsurance

     Reinsurance premiums and benefits paid or provided are accounted for on a basis consistent with those used in accounting for original policies issued and with the terms of the reinsurance contracts.

     The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. The Company retains 20% of the mortality risk on new variable universal life insurance policies and 10% of the risk on new term insurance policies. Risk not retained is reinsured with other life insurance companies, primarily on a yearly renewable term basis. Long-term care policies are primarily reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk.

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

     For variable life insurance, the Company guarantees that the rates at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. The Company also guarantees that the death benefit will continue to be payable at the initial level regardless of investment performance so long as minimum premium payments are made.

     Accounting developments

     In July 2000, the FASB's Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The Company adopted the consensus as of January 1, 2001. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects certain high-yield investments contained in structured securities. Adoption of the consensus required the Company to adjust the carrying amount of these investments downward by $21,416, net of tax, upon adoption. See Note 2 for further discussion.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. The adoption of SFAS No. 133 on January 1, 2001, resulted in a cumulative after-tax reduction to other comprehensive income of $1,162. The cumulative impact to earnings was not significant. See Note 8 for further discussion of the Company's derivative and hedging activities.

     SFAS No. 133 also provided a one-time opportunity to reclassify held-to-maturity security investments to available-for-sale without tainting the remaining securities in the held-to-maturity portfolio. The Company elected to take the opportunity to reclass all its held-to-maturity investments to available-for-sale.

     The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which superceded SFAS No. 125. The Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The impact on the Company's financial position or results of operations of adopting the Statement was not significant.

2.   Investments

     Securities

     Pursuant to the adoption of SFAS No. 133 the Company reclassified all held-to-maturity securities with a carrying value of $6,463,613 and net unrealized gains of $8,185 to available-for-sale as of January 1, 2001.

     The following is a summary of securities available-for-sale at December 31,
     2001:
                                                                                              Gross          Gross
                                                                            Amortized      unrealized     unrealized       Fair
                                                                              cost            gains         losses         value
     Fixed maturities:
        U.S. Government agency obligations                                $    31,074      $  2,190       $     56   $    33,208
        State and municipal obligations                                         7,826           149              -         7,975
        Corporate bonds and obligations                                    11,658,888       276,332        218,365    11,716,855
        Mortgage-backed securities                                          8,292,576       103,109         32,801     8,362,884
        Foreign government bonds and obligations                               31,708         4,507              -        36,215
                                                                          -----------      --------       --------   -----------
     Total fixed maturity securities                                      $20,022,072      $386,287       $251,222   $20,157,137
                                                                          ===========      ========       ========   ===========
     Common stocks                                                        $       805      $    899       $      -   $     1,704
                                                                          ===========      ========       ========   ===========

     The amortized cost and fair value of fixed maturity securities at December 31, 2001 by contractual maturity are as follows:
                                                    Amortized            Fair
                                                       Cost              Value
     Due within one year                            $ 1,093,557      $ 1,114,618
     Due from one to five years                       2,885,509        3,007,435
     Due from five to ten years                       5,503,284        5,519,588
     Due in more than ten years                       2,247,146        2,152,612
     Mortgage-backed securities                       8,292,576        8,362,884
                                                      ---------        ---------
          Total                                     $20,022,072      $20,157,137
                                                    ===========      ===========

     The timing of actual receipts may differ from contractual maturities because issuers may call or prepay obligations.

     The following is a summary of held-to-maturity and available-for-sale securities at December 31, 2000:

                                                                       Gross            Gross
                                                    Amortized       Unrealized       Unrealized            Fair
    Held-to-maturity                                   Cost            Gains           Losses              Value
    U.S. Government agency obligations              $    38,302       $   3,455        $     80          $   41,677
    State and municipal obligations                       7,678              16               -               7,694
    Corporate bonds and obligations                   5,248,517         111,466         114,330           5,245,653
    Mortgage-backed securities                        1,169,116           9,130           1,472           1,176,774
                                                      ---------           -----           -----           ---------
         Total fixed maturity securities            $ 6,463,613       $ 124,067        $115,882          $6,471,798
                                                    ===========       =========        ========          ==========

                                                                       Gross            Gross
    Available-for-sale                              Amortized       Unrealized       Unrealized             Fair
    Fixed maturities:                                  Cost            Gains           Losses              Value
       U.S. Government agency obligations
                                                    $    96,408     $     6,134        $    268         $   102,274
       State and municipal obligations                   12,848             247               -              13,095
       Corporate bonds and obligations                7,586,423         123,691         693,303           7,016,811
       Mortgage-backed securities                     5,234,191          57,697          24,078           5,267,810
                                                      ---------          ------          ------           ---------
    Total fixed maturity securities                 $12,929,870        $187,769        $717,649         $12,399,990
                                                    ===========        ========        ========         ===========

    Common stocks                                   $    11,829     $         -        $  1,496         $    10,333
                                                    ===========     ===========        ========         ===========

     At December 31, 2001, bonds carried at $14,639 were on deposit with various states as required by law.

     At December 31, 2001, fixed maturity securities comprised approximately 80 percent of the Company's total investments. These securities are rated by Moody's and Standard & Poor's (S&P), except for approximately $2.6 billion of securities which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. A summary of fixed maturity securities, at amortized cost, by rating on December 31, is as follows:

     Rating                                     2001              2000
     Aaa/AAA                                $  8,977,075      $  6,559,188
     Aaa/AA                                            -            32,001
     Aa/AA                                       261,252           220,446
     Aa/A                                        372,120           327,147
     A/A                                       2,602,027         2,494,621
     A/BBB                                       911,477           747,636
     Baa/BBB                                   5,904,013         5,828,847
     Baa/BB                                      274,228           287,583
     Below investment grade                      719,880         2,896,014
                                                 -------         ---------
          Total                             $ 20,022,072       $19,393,483
                                            ============       ===========

     At December 31, 2001, approximately 93 percent of the securities rated Aaa/AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than ten percent of stockholder's equity.

     During the years ended December 31, 2000 and 1999, fixed maturities classified as held-to-maturity were sold with amortized cost of $53,169 and $68,470, respectively. Net gains and losses on these sales were not significant. The sale of these fixed maturities was due to significant deterioration in the issuers' credit worthiness.

     Available-for-sale securities were sold during 2001 with proceeds of $5,493,141 and gross realized gains and losses of $116,485 and $767,144, respectively. Available-for-sale securities were sold during 2000 with proceeds of $1,237,116 and gross realized gains and losses of $25,101 and $10,267, respectively. Available-for-sale securities were sold during 1999 with proceeds of $1,691,389 and gross realized gains and losses of $36,568 and $14,255, respectively.

     The net unrealized gain (loss) on available-for-sale securities as of December 31, 2001 and 2000, was $135,964 and ($531,376), respectively, with the $667,340 change, net of taxes and deferred policy acquisition costs, reflected as a separate component in accumulated other comprehensive income for the year ended December 31, 2001. For the year ended December 31, 2000 the change in net unrealized losses on available-for-sale securities was a decrease of $122,196. For the year ended December 31, 1999 the change in net unrealized gain on available-for-sale securities was a decrease of $921,920.

     During 2001, the Company recorded pretax losses of $828,175 to recognize the impact of higher default rate assumptions on certain structured investments; to write down lower rated securities (most of which were sold during 2001) in connection with Company's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; to write down certain other investments; and, to adopt EITF Issue 99-20, as previously discussed. Within the Consolidated Statements of Income, approximately $623,958 of these losses are included in Net realized (losses) gains on investments and approximately $171,269 are included in Net investment income, with the remaining losses recorded as a cumulative effect of accounting change.

     During 2001, the Company placed a majority of its rated Collateralized Debt Obligation (CDO) (obligations that are backed primarily by high-yield bonds) securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $675,347, into a securitization trust. In return, the Company received $89,535 in cash relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $585,812. The book amount is determined by allocating the previous carrying value of the transferred assets between assets sold and the retained interests based on their relative fair values. Fair values are based on the estimated present value of future cash flows.

     There was no cash flow related to this transaction other than the receipt of the initial $89,535. Cash flows on the assets sold to investors and retained interests are not scheduled to begin until March 31, 2002 in accordance with governing documents.

     Included in Other investments are affordable housing investment credits, trading securities, and real estate.

     Fair values of investments represent quoted market prices and estimated values when quoted prices are not available. Estimated values are determined by established procedures involving, among other things, review of market indices, price levels of current offerings of comparable issues, price estimates, estimated future cash flows and market data from independent brokers.

     Mortgages loans on real estate

     At December 31, 2001, approximately 15 percent of the Company's investments were mortgage loans on real estate. Concentration of credit risk by region of the United States and by type of real estate are as follows:

                                                      December 31, 2001                 December 31, 2000
                                                  On Balance     Funding          On Balance          Funding
          Region                                     Sheet      Commitments           Sheet          Commitments
     East North Central                          $  670,387      $ 1,873          $   691,694          $18,868
     West North Central                             549,015            -              564,576            7,621
     South Atlantic                                 815,837        9,490              884,723            7,667
     Middle Atlantic                                352,821        9,363              378,702           13,813
     New England                                    274,486        8,700              279,147            4,604
     Pacific                                        355,945       14,618              318,727              921
     West South Central                             214,000          600              173,158           28,548
     East South Central                              55,798            -               49,176            2,763
     Mountain                                       413,053           27              409,677           10,209
                                                    -------        -----              -------           ------
                                                  3,701,342       44,671            3,749,580           95,014
     Less reserves for losses                        20,948            -               11,489                -
                                                    -------        -----              -------           ------
        Total                                    $3,680,394      $44,671           $3,738,091          $95,014
                                                 ==========      =======           ==========          =======

                                                     December 31, 2001                   December 31, 2000
                                               On Balance         Funding          On Balance          Funding
       Property type                              Sheet         Commitments           Sheet          Commitments
     Department/retail stores                  $1,117,195        $13,200          $1,174,763          $11,130
     Apartments                                   694,214         11,531             780,228                -
     Office buildings                           1,203,090          7,650           1,085,948           59,941
     Industrial buildings                         333,713          2,263             323,766           23,943
     Hotels/motels                                108,019              -             100,680                -
     Medical buildings                            106,927          6,000             128,101                -
     Nursing/retirement homes                      39,590              -              49,822                -
     Mixed use                                     86,972             27              87,537                -
     Other                                         11,622          4,000              18,735                -
                                                   ------          -----              ------           ------
                                                3,701,342         44,671           3,749,580           95,014
     Less reserves for losses                      20,948              -              11,489                -
                                                   ------          -----              ------           ------
        Total                                  $3,680,394        $44,671          $3,738,091          $95,014
                                               ==========        =======          ==========          =======

     Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. The Company holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreement. Commitments to fund mortgages are made in the ordinary course of business. The fair value of the mortgage commitments is $nil.

     At December 31, 2001, 2000 and 1999, the Company's recorded investment in impaired loans was $39,601, $24,999 and $21,375, respectively, with reserves of $7,225, $4,350 and $5,750, respectively. During 2001, 2000 and 1999, the average recorded investment in impaired loans was $24,498, $27,063 and $23,815, respectively.

     The Company recognized $1,285, $1,033 and $1,190 of interest income related to impaired loans for the years ended December 31, 2001, 2000 and 1999, respectively.

     The following table presents changes in the reserves for mortgage loan losses:

                                                                         2001             2000             1999
     Balance, January 1                                                $11,489          $28,283           $39,795
     Provision (reduction) for mortgage loan losses                     14,959          (14,894)           (9,512)
     Loan payoffs                                                            -           (1,200)             (500)
     Foreclosures and write-offs                                        (5,500)            (700)           (1,500)
                                                                        ------             ----            ------
     Balance, December 31                                              $20,948          $11,489           $28,283
                                                                       =======          =======           =======

     Sources of investment income and realized (losses) gains on investments

     Net investment income for the years ended December 31 is summarized as follows:

                                                                       2001             2000              1999
     Interest on fixed maturities                                    $1,276,966       $1,473,560        $1,598,059
     Interest on mortgage loans                                         290,608          286,611           285,921
     Interest on cash equivalents                                         2,218            8,084             5,871
     Other                                                              (44,145)           1,750             70,892
                                                                        -------            -----             ------
                                                                      1,525,647        1,770,005         1,960,743
     Less investment expenses                                            39,959           39,400            41,170
                                                                         ------           ------            ------
        Total                                                        $1,485,688       $1,730,605        $1,919,573
                                                                     ==========       ==========        ==========

     Net realized (losses) gains on investments for the years ended December 31 is summarized as follows:

                                                                       2001           2000            1999
     Fixed maturities                                               $(621,400)     $(34,857)        $ 8,802
     Mortgage loans                                                   (22,443)       15,845          10,210
     Other investments                                                 (5,909)        2,037           7,596
                                                                       ------         -----           -----
                                                                    $(649,752)     $(16,975)        $26,608
                                                                    =========      ========         =======

3.   Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax (benefit) expense for the years ended December 31 consists of the following:

                                                                       2001              2000             1999
     Federal income taxes
        Current                                                      $  88,121         $176,397          $178,444
        Deferred                                                      (234,673)          37,704            79,796
                                                                      --------           ------            ------
                                                                      (146,552)         214,101           258,240
     State income taxes-current                                          1,330            7,526             9,624
                                                                         -----            -----             -----
     Income tax (benefit) expense before cumulative effect of
        accounting change                                             (145,222)         221,627           267,864
     Cumulative effect of accounting change income tax benefit         (11,532)               -                 -
                                                                         -----            -----             -----
     Income tax (benefit) expense                                    $(156,754)        $221,627          $267,864
                                                                     =========         ========          ========

     Income tax (benefit) expense before the cumulative effect of accounting change, differs from that computed by using the United States statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                                          2001                         2000                         1999
                                                  Provision    Rate            Provision    Rate            Provision    Rate
     Federal income taxes
           based on the statutory rate          $ (66,136)     (35.0%)        $282,542        35.0%         $316,511       35.0%
     Tax-excluded interest and
        dividend income                            (4,663)      (2.5)           (3,788)       (0.5)           (9,626)      (1.1)
     State taxes, net of federal
        benefit                                       865        0.4             4,892         0.6             6,256        0.7
     Affordable housing credits                   (73,200)     (38.7)          (54,569)       (6.8)          (31,000)      (3.4)
     Other, net                                    (2,088)      (1.1)           (7,450)       (0.8)          (14,277)      (1.6)
                                                   ------       ----            ------        ----           -------       ----
     Total income taxes                         $(145,222)     (76.9%)        $221,627        27.5%         $267,864       29.6%
                                                =========      =====          ========        ====          ========       ====

     A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a "policyholders' surplus account". At December 31, 2001, the Company had a policyholders' surplus account balance of $20,114. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $7,040 have not been established because no distributions of such amounts are contemplated.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31 are as follows:

                                                                                       2001             2000
     Deferred income tax assets
        Policy reserves                                                              $  705,637         $730,239
        Unrealized loss - available-for-sale securities                                       -          179,702
        Investments, other                                                              330,675           34,600
        Life insurance guaranty fund assessment reserve                                   1,330            1,365
        Other                                                                            26,492                -
                                                                                      ---------          -------
     Total deferred income tax assets                                                 1,064,134          945,906
                                                                                      ---------          -------
     Deferred income tax liabilities
        Deferred policy acquisition costs                                               861,892          796,292
        Unrealized gain - available-for-sale securities                                  45,934                -
        Other                                                                                  -          13,026
                                                                                      ---------          -------
     Total deferred income tax liabilities                                              907,826          809,318
                                                                                      ---------          -------
     Net deferred income tax assets                                                  $  156,308         $136,588
                                                                                     ==========         ========

     The Company is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     Retained earnings available for distribution as dividends to AEFC are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. Statutory unassigned surplus aggregated $1,262,335 as of December 31, 2001 and $1,493,292 as of December 31, 2000 (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 2002 in excess of approximately $194,435 would require approval of the Department of Commerce of the State of Minnesota.

     Statutory net (loss) income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

                                         2001             2000          1999
     Statutory net (loss) income       $ (317,973)     $  344,973     $  478,173
     Statutory capital and surplus      1,947,350       1,778,306      1,978,406

     The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised regulations took effect January 1, 2001. The domiciliary states of the Company and its insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The impact of implementing these changes was an increase of $4,660 to the Company's statutory-basis capital and surplus as of January 1, 2001.

5.   Related party transactions

     The Company loans funds to AEFC under a collateral loan agreement. The balance of the loan was $nil at December 31, 2001 and 2000. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. Interest income on related party loans totaled $nil in 2001, 2000 and 1999.

     The Company participates in the American Express Company Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Company contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. The Company's share of the total net periodic pension cost was $263, $250 and $223 in 2001, 2000 and 1999, respectively.

     The Company also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 2001, 2000 and 1999 were $662, $1,707 and $1,906, respectively.

     The Company participates in defined benefit health care plans of AEFC that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of AEFC. AEFC expenses these benefits and allocates the expenses to its subsidiaries. The cost of these plans charged to operations in 2001, 2000 and 1999 was $1,011, $1,136 and $1,147,
     respectively.

     Charges by AEFC for use of joint facilities, technology support, marketing services and other services aggregated $505,526, $582,836 and $485,177 for 2001, 2000 and 1999, respectively. Certain of these costs are included in deferred policy acquisition costs. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.

     Included in other liabilities at December 31, 2001 and 2000 are $68,919 and $41,059, respectively, payable to and receivable from AEFC for federal income taxes.

6.   Lines of credit

     The Company has available lines of credit with AEFC aggregating $200,000 ($100,000 committed and $100,000 uncommitted). The interest rate for any borrowings is established by reference to various indices plus 20 to 45 basis points, depending on the term. Borrowings outstanding under this agreement were $nil and $50,000 uncommitted at December 31, 2001 and 2000, respectively.

7.   Commitments and contingencies

     At December 31, 2001, 2000 and 1999, traditional life and universal life-type insurance in force aggregated $108,255,014, $98,060,472 and $89,271,957 respectively, of which $25,986,706, $17,429,851 and $8,281,576 were reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $114,534, $89,506 and $76,970 and reinsurance recovered from reinsurers amounted to $43,388, $32,500, and $27,816 for the years ended December 31, 2001, 2000 and 1999, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

     At December 31, 2001, the Company had no commitments to purchase investments other than mortgage loan fundings (see Note 2).

     In January 2000, AEFC reached an agreement in principle to settle three class-action lawsuits related to the sales of insurance and annuity products anticipated to provide for approximately $215 million of benefits. The Company had been named as a co-defendant in all three of these lawsuits. In September 2000, both state and federal courts gave preliminary approval to the proposed settlement and AEFC mailed notices to all of the over two million class members. In May 2001 the courts entered orders approving the settlement. The orders became final in August 2001 and in October 2001 the settlement was implemented. The anticipated costs of settlement remain unchanged from prior years. The settlement as approved provides for release by class members of all insurance and annuity market conduct claims dating back to 1985. Some class members opted out of the settlement and therefore did not release their claims against AEFC or the Company. Some of these class members who opted out were represented by counsel and presented separate claims to AEFC or the Company. Most of their claims have been settled.

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

8.   Derivative financial instruments

     The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and equity market volatility. The Company does not enter into derivative instruments for speculative purposes. As prescribed per SFAS No. 133, derivative instruments that are designated and qualify as hedging instruments are classified as a cash flow hedge, fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged.

     The Company currently has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. For the year ended December 31, 2001, the net effect on earnings of accounting for the net changes in fair value of the following undesignated derivatives under SFAS No. 133 compared with prior rules was not significant.

     The Company enters into interest rate swaps, caps and floors to manage the Company's interest rate risk and options and futures to manage equity-based risk. The values of derivative financial instruments are based on market values, dealer quotes or pricing models.

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

     Interest rate caps, swaps and floors are used principally to manage the Company's interest rate risk. These instruments are primarily used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders. No interest rate swaps or floors were outstanding as of December 31, 2001. The interest rate caps expire by January 2003. The fair value of the interest rate caps is included in Other assets. Changes in the value of the interest rate caps are included in Other insurance and operating expenses.

     A purchased (written) option conveys the right (obligation) to buy or sell an instrument at a fixed price for a set period of time or on a specific date. The Company writes and purchases index options to manage the risks related to annuity products that pay interest based upon the relative change in a major stock market index between the beginning and end of the product's term. The Company views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

     The annuity products contain embedded derivatives, essentially the equity based return of the product, which must be separated from the host contract and accounted for as derivative instruments per SFAS No. 133. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivatives, the amount of interest credited incurred by the Company related to the annuity product will positively or negatively impact reported earnings.

     The purchased and written options are carried at fair value and included in Other assets and Other liabilities, respectively. The fair value of the embedded options are included in Future policy benefits for fixed annuities. The changes in fair value of the options are recognized in Other insurance and operating expenses and the embedded derivatives are recognized in Interest credited on universal life-type insurance and investment contracts. The purchased and written options expire on various dates from 2002 to 2008.

     The Company also purchases futures to hedge its obligations under equity indexed annuities. The futures purchased are marked-to-market daily and exchanged traded, exposing the Company to no counterparty risk. The futures contracts mature within four months.

     Index options are used to manage the equity market risk related to the fee income that the Company receives from its separate accounts and the underlying mutual funds. The amount of the fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, the Company's fee income could be impacted significantly by fluctuations in the equity market. There are no index options outstanding as of December 31, 2001 related to this strategy.

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

                                                                2001                              2000
                                                      Carrying          Fair           Carrying            Fair
     Financial Assets                                  Value            Value            Value            Value
     Fixed maturities:
        Held-to-maturity securities                    $         -     $         -      $ 6,463,613      $ 6,471,798
        Available-for-sale securities                   20,157,137      20,157,137       12,399,990       12,399,990
     Common stocks                                           1,704           1,704           10,333           10,333
     Mortgage loans on real estate                       3,680,394       3,845,950        3,738,091        3,821,825
     Cash and cash equivalents                           1,150,251       1,150,251          316,974          316,974
     Other securities                                       75,721          75,721            1,130            1,130
     Derivative financial instruments                       34,477          34,477           50,387           60,615
     Separate account assets                            27,333,697      27,333,697       32,349,347       32,349,347

     Financial Liabilities
     Future policy benefits for fixed annuities
                                                       $18,139,462     $17,671,777      $18,020,824      $17,479,187
     Derivative financial instruments                        2,506           2,506            3,098            6,069
     Separate account liabilities                       24,280,092      23,716,854       28,791,949       27,822,667

     At December 31, 2001 and 2000, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1,368,254 and $1,300,018, respectively, and policy loans of $84,557 and $96,603, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 2001 and 2000. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 2001 and 2000.

     At December 31, 2001 and 2000, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $3,053,605 and $3,557,398, respectively.