Form 10-Q
period 2002-03-29
IDS LIFE INSURANCE CO
filed 2002-05-15
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly  Report Under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                          41-0823832
----------------------------------                          ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                 55474
--------------------------------------------                 -----
 (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code) (612) 671-1257
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes __X__   No _____

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

                                Table of Contents

PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 2002 (unaudited) and
                  December 31, 2001                                    3 - 4

                  Consolidated Statements of Income for the
                  three months ended March 31, 2002 and 2001
                  (unaudited)                                              5

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2002 and 2001
                  (unaudited)                                          6 - 7

                  Notes to Consolidated Financial Statements
                  (unaudited)                                         8 - 11

         Item 2.  Management's Discussion and Analysis of
                  Consolidated Financial Condition and
                  Results of Operations                              12 - 13

PART II - OTHER INFORMATION                                          14 - 18

SIGNATURES                                                                19

                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)

                                                               March 31,            December 31,
ASSETS                                                            2002                  2001
------                                                       -------------        ---------------
                                                              (unaudited)
Investments:
    Fixed maturities:
       Available for sale, at fair value (Amortized cost:
            2002, $20,335,247; 2001, $20,022,072)              $20,105,565            $20,157,137
    Common stocks                                                   25,107                  1,704
    Mortgage loans on real estate                                3,585,929              3,680,394
    Policy loans                                                   604,542                619,571
    Other investments                                              697,936                621,897
                                                              -------------        ---------------

                  Total investments                             25,019,079             25,080,703

Cash and cash equivalents                                          381,231              1,150,251

Amounts recoverable from reinsurers                                560,078                529,166

Amounts due from brokers                                            18,656                 90,794

Other accounts receivable                                           68,060                 46,349

Accrued investment income                                          268,328                278,199

Deferred policy acquisition costs                                3,172,459              3,107,187

Deferred income taxes                                              208,266                156,308

Other assets                                                       122,883                123,246

Separate account assets                                         27,215,054             27,333,697
                                                              -------------        ---------------

                  Total assets                                 $57,034,094            $57,895,900
                                                              =============        ===============

                                      IDS LIFE INSURANCE COMPANY
                                     CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share amounts)
                                             (continued)


                                                                  March 31,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                 2002                  2001
------------------------------------                           ---------------      ------------------
                                                                 (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                             $19,909,085             $19,592,273
       Universal life-type insurance                                 3,440,831               3,433,904
       Traditional life insurance                                      247,894                 241,165
       Disability income and
           long-term care insurance                                  1,280,864               1,227,172
    Policy claims and other
       policyholders' funds                                             98,954                  71,879
    Amounts due to brokers                                             601,977               1,740,031
    Other liabilities                                                  423,705                 437,017
    Separate account liabilities                                    27,215,054              27,333,697
                                                                ---------------      ------------------

                      Total liabilities                             53,218,364              54,077,138
                                                                ---------------      ------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                 3,000                   3,000
    Additional paid-in capital                                         688,327                 688,327
    Accumulated other comprehensive (loss) income,
        net of tax:
        Net unrealized securities (losses) gains                       (47,979)                 85,549
        Net unrealized derivative losses                                  (611)                   (774)
                                                                ---------------      ------------------
            Total accumulated other comprehensive (loss)               (48,590)                 84,775
            income
    Retained earnings                                                3,172,993               3,042,660
                                                                ---------------      ------------------

                      Total stockholder's equity                     3,815,730               3,818,762
                                                                ---------------      ------------------

Total liabilities and stockholder's equity                         $57,034,094             $57,895,900
                                                                ===============      ==================

                                        See accompanying notes.

                                         IDS LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands)
                                                 (unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                           2002                   2001
                                                                      ---------------       ------------------
Revenues:
    Premiums:
       Traditional life insurance                                            $15,912                 $14,457
       Disability income and
         long-term care insurance                                             65,385                  60,489
                                                                      ---------------       ------------------
                                   Total premiums                             81,297                  74,946

    Policyholder and contractholder charges                                  125,051                 119,654
    Management and other fees                                                111,170                 124,595
    Net investment income                                                    399,901                 417,947
    Net realized loss on investments                                          (4,724)               (127,430)
                                                                      ----------------      ------------------
                                   Total revenues                            712,695                 609,712
                                                                      ----------------      ------------------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                              7,195                   8,673
       Universal life-type insurance
             and investment contracts                                         46,391                  45,819
       Disability income and
             long-term care insurance                                         12,168                  10,319
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                        1,789                   1,605
             Disability income and
                long-term care insurance                                      29,074                  24,691
    Interest credited on universal life-type
       insurance and investment contracts                                    279,280                 277,474
    Amortization of deferred policy
       acquisition costs                                                      75,172                 156,246
    Other insurance and operating expenses                                    94,730                 116,356
                                                                      ---------------       ------------------
                                   Total benefits and expenses               545,799                 641,183
                                                                      ---------------       ------------------

Income (loss) before income tax expense (benefit)                            166,896                 (31,471)

Income tax expense (benefit)                                                  38,666                 (27,954)
                                                                      ---------------       ------------------

Net income (loss) before cumulative effect of accounting change              128,230                  (3,517)

Cumulative effect of accounting change (net of tax of $11,647):                   --                 (21,410)

                                                                      ---------------       ------------------
Net income (loss)                                                           $128,230                $(24,927)
                                                                      ===============       ==================



                                           See accompanying notes.

                                    IDS LIFE INSURANCE COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           ($thousands)
                                           (unaudited)

                                                                       Three months ended
                                                                           March 31,
                                                                   2002                  2001
                                                              ----------------      ---------------
Cash flows from operating activities:
    Net income (loss)                                             $128,230              $(24,927)

    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
             Cumulative effect of accounting change, net of
                tax                                                     --                21,410
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                          (8,431)              (12,610)
                  Repayment                                         12,139                13,689
             Change in amounts recoverable from reinsurers         (30,912)              (21,740)
             Change in other accounts receivable                   (21,711)              (19,178)
             Change in accrued investment income                     9,871                31,037
             Change in deferred policy
                acquisition costs, net                             (58,053)               22,352
             Change in liabilities for future policy
                benefits for  traditional life,
                disability income and
                long-term care insurance                            60,421                45,351
             Change in policy claims and other
                policyholders' funds                                27,075                14,681
             Change in deferred income taxes                        19,854               (62,409)
             Change in other assets                                    363               (84,099)
             Change in other liabilities                           (13,312)               10,822
             Accretion of discount, net                              1,266                16,013
             Net realized loss on investments                        4,724               127,430
             Contractholder charges, non-cash                      (56,306)              (55,090)
             Other, net                                            (13,703)               (3,065)
                                                              --------------     ------------------

                Net cash provided by operating activities          $61,515               $19,667
                                                              --------------     ------------------

                                     IDS LIFE INSURANCE COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (unaudited)
                                            (continued)

                                                                        Three months ended
                                                                            March 31,
                                                                   2002                   2001
                                                              ----------------      -----------------
Cash flows from investing activities:
    Fixed maturities available for sale:
       Purchases                                                  $(3,031,142)             $(699,732)
       Maturities, sinking fund payments and calls                    859,125                501,736
       Sales                                                        2,029,299                325,666
    Other investments, excluding policy loans:
       Purchases                                                     (151,296)              (103,070)
       Sales                                                          138,556                 95,893
    Change in amounts due from broker                                  72,138                  4,398
    Change in amounts due to broker                                (1,138,054)                63,744
                                                              -----------------      -----------------

       Net cash (used in) provided by investing activities         (1,221,374)               188,635
                                                              ------------------     -----------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                        663,318                460,607
       Surrenders and death benefits                                 (563,078)              (873,652)
       Interest credited to account balances                          279,280                277,474
    Universal life-type insurance policy loans:
       Issuance                                                       (18,069)               (25,484)
       Repayment                                                       29,388                 24,798
                                                              ----------------      -----------------

         Net cash provided by (used in) financing activities          390,839               (136,257)
                                                              ----------------      -----------------

Net (decrease) increase in cash and cash equivalents                 (769,020)                72,045

Cash and cash equivalents at beginning of period                    1,150,251                316,974
                                                              ----------------       ----------------

Cash and cash equivalents at end of period                           $381,231               $389,019
                                                              ================       ================



                                        See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                 (In thousands)
                                   (unaudited)

1.       General

         In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of March 31, 2002, statements of income for the three months ended March 31, 2002 and 2001 and statements of cash flows for the three months ended March 31, 2002 and 2001.

         The Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly-owned subsidiary of American Express Company. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IDS Life Insurance Company of New York, American Enterprise Life Insurance Company, American Centurion Life Assurance Company, American Partners Life Insurance Company, American Express Corporation and IDS REO 1, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

2.       Comprehensive Income

         Total comprehensive net loss is $5,135 compared to total comprehensive net income of $285,921 for the three months ended March 31, 2002 and 2001, respectively.

3.       Statements of cash flows

         Cash paid for interest on borrowings totaled $3,031 and $5,188 for the three months ended March 31, 2002, and 2001, respectively. Cash paid for income taxes totaled $50,329 for the three months ended March 31, 2002 compared to cash received of $49,468 for the three months ended March 31, 2001.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)

4.       Accounting developments

         In July 2000, the FASB's Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The Company adopted the consensus as of January 1, 2001. Issue 99-20 prescribes new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects certain high-yield investments contained in structured securities. Adoption of the consensus required the Company to adjust the carrying amount of these investments downward by $21,410, net of tax, upon adoption.

5.       Commitments and contingencies

         Commitments to fund mortgage loan investments in the ordinary course of business at March 31, 2002 aggregated $61,778.

         The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. The Company retains only 20% of the mortality risk on new variable universal life insurance policies and 10% of the mortality risk on new term insurance policies. Risk not retained is reinsured with other life insurance companies, primarily on a yearly renewable term basis. Long-term care policies are primarily reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)

5.       Commitments and contingencies (continued)

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

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)

5.       Commitments and contingencies (continued)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001:

Consolidated net income was $128 million for the three months ended March 31, 2002, compared to a net loss of $25 million in 2001. 2001 results reflect approximately $140 million of pretax losses from the recognition of impairment losses and sale of certain high-yield securities and a $67 million pretax adjustment to the amortization of deferred policy acquisition costs (DAC's). The favorable impact in 2002 of these 2001 items was partially offset by narrower spreads on the investment portfolio and continued weakness in equity markets in 2002.

Premiums and investment contract deposits received remained steady at $1.5 billion for the three months ended March 31, 2002 and 2001.

Management and other fees decreased to $111 million for the three months ended March 31, 2002 compared with $125 million a year ago. This was primarily due to a decrease in average separate account assets outstanding, resulting primarily from market depreciation of equity securities. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Net investment income decreased to $400 million for the three months ended March 31, 2001 compared to $418 million a year ago. This was primarily due to lower investment yields, reflecting a decision in 2001 to lower the Company's risk profile.

Net realized loss on investments decreased to $5 million for the three months ended March 31, 2001 compared to $127 million a year ago. The 2001 loss was primarily due to the write-down and sale of certain high-yield investments.

Total benefits and expenses were $546 million for the three months ended March 31, 2002, a decrease of 15 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, increased slightly to $279 million. This was primarily due to higher aggregate amounts of fixed annuities in force and lower interest credited rates. Amortization of deferred policy acquisition costs decreased 52 percent for the three months ended March 31, 2002 compared to the same period in 2001, due primarily to a $67 million adjustment in the first quarter of 2001 to the amortization of DAC's for variable annuity and insurance products as a result of the decline in equity markets. Other insurance and operating expenses decreased 19 percent primarily reflecting the impact of re-engineering initiatives.

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

The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At March 31, 2002, outstanding borrowings under this agreement were $50 million. The Company also uses reverse repurchase agreements for short-term liquidity needs. There were no outstanding reverse repurchase agreements at March 31, 2002.

At March 31, 2002, approximately 5 percent of the Company's invested assets were below-investment-grade bonds, compared to 12 percent at March 31, 2001. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At March 31, 2002, the Company had a reserve for losses on mortgage loans of $30 million.

Forward-Looking Statements

Certain statements in the management's discussion and analysis of consolidated financial condition and results of operations section of this Form 10-Q contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, among other things, changes in the ability of issuers of investment securities held by the Company to meet their debt obligations, which could result in further losses in the Company's investment portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS

             Reference is made to Note 5 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended March 31, 2002.

Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             Not applicable.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

Item 5.      OTHER INFORMATION

             Not applicable.

Item 6.      EXHIBITS AND REPORTS ON FORM 10-K

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

                    (b) No reports on Form 8-K were required to be filed by the Company for the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT                                  IDS LIFE INSURANCE COMPANY

BY                                     /s/ Philip C. Wentzel
                                       ----------------------------------------
NAME AND TITLE                             Philip C. Wentzel
                                           Vice President and Controller
DATE                                       May 13, 2002