Form 10-Q
period 2002-06-30
IDS LIFE INSURANCE CO
filed 2002-08-14
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                               41-0823832
--------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                        55474
-------------------------------------------------                -------------
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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2002

                                Table of Contents

PART I - FINANCIAL INFORMATION                                             Page

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            June 30, 2002 (unaudited) and
            December 31, 2001                                             3 - 4

            Consolidated Statements of Income for the
            three and six months ended June 30, 2002 and 2001
            (unaudited)                                                   5 - 6

            Consolidated Statements of Cash Flows for the
            six months ended June 30, 2002 and 2001
            (unaudited)                                                   7 - 8

            Notes to Consolidated Financial Statements
            (unaudited)                                                  9 - 12

   Item 2.  Management's Discussion and Analysis of
            Consolidated Financial Condition and
            Results of Operations                                       13 - 15

PART II - OTHER INFORMATION                                             16 - 20

SIGNATURES                                                                   21

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                  June 30,            December 31,
ASSETS                                                              2002                  2001
                                                                 (unaudited)
Investments:
    Available for sale:
       Fixed maturities, at fair value (Amortized cost:
            2002, $20,059,945; 2001, $20,022,072)             $20,384,521             $20,157,137
       Common stocks, at fair value (Cost: 2002,
       $21,451; 2001, $805)                                        21,794                   1,704
    Mortgage loans on real estate                               3,591,370               3,680,394
    Policy loans                                                  603,741                 619,571
    Other investments                                             709,772                 621,897
                                                              -----------             -----------

                  Total investments                            25,311,198              25,080,703

Cash and cash equivalents                                       1,106,536               1,150,251

Amounts recoverable from reinsurers                               586,738                 529,166

Amounts due from brokers                                          148,221                  90,794

Other accounts receivable                                          63,084                  46,349

Accrued investment income                                         278,864                 278,199

Deferred policy acquisition costs                               3,236,427               3,107,187

Deferred income taxes                                              84,450                 156,308

Other assets                                                      114,145                 123,246

Separate account assets                                        24,569,120              27,333,697
                                                              -----------             -----------

                  Total assets                                $55,498,783             $57,895,900
                                                              ===========             ===========

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (continued)

                                                                 June 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                               2002                  2001
                                                               (unaudited)
Liabilities:
    Future policy benefits:
       Fixed annuities                                         $20,621,461            $19,592,273
       Universal life-type insurance                             3,459,044              3,433,904
       Traditional life insurance                                  258,616                241,165
       Disability income and
           long-term care insurance                              1,340,877              1,227,172
    Policy claims and other
       policyholders' funds                                         79,124                 71,879
    Amounts due to brokers                                         759,874              1,740,031
    Other liabilities                                              340,672                437,017
    Separate account liabilities                                24,569,120             27,333,697
                                                               ------------           ------------

                     Total liabilities                          51,428,788             54,077,138
                                                               ------------           ------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding             3,000                  3,000
    Additional paid-in capital                                     688,327                688,327
    Accumulated other comprehensive income,
        net of tax:
        Net unrealized securities gains                            204,391                 85,549
        Net unrealized derivative losses                              (448)                  (774)
                                                               ------------           ------------

            Total accumulated other comprehensive income           203,943                 84,775
    Retained earnings                                            3,174,725              3,042,660
                                                               ------------           ------------

                     Total stockholder's equity                  4,069,995              3,818,762
                                                               ------------           ------------

Total liabilities and stockholder's equity                     $55,498,783            $57,895,900
                                                               ============           ============

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (unaudited)
                                                                                Three months ended
                                                                                     June 30,
                                                                             2002                   2001
Revenues:
    Premiums:
       Traditional life insurance                                         $ 16,752              $  15,003
       Disability income and
       long-term care insurance                                             66,335                 62,196
                                                                            ------                 ------
                                      Total premiums                        83,087                 77,199

    Policyholder and contractholder charges                                129,764                121,451
    Management and other fees                                              108,835                120,921
    Net investment income                                                  381,953                256,510
    Net realized loss on investments                                       (40,590)              (488,289)
                                                                           -------               --------
                                      Total revenues                       663,049                 87,792
                                                                           -------                 ------
Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                           10,992                  8,796
       Universal life-type insurance
         and investment contracts                                           51,328                 30,500
    Disability income and
         long-term care insurance                                           12,610                 11,137
Increase in liabilities for
    future policy benefits:
         Traditional life insurance                                          2,636                  1,656
         Disability income and
              long-term care insurance                                      34,943                 29,174
Interest credited on universal life-type
    insurance and investment contracts                                     274,640                291,027
Amortization of deferred policy
    acquisition costs                                                       90,502                 71,128
Other insurance and operating expenses                                     105,752                 97,326
                                                                           -------                 ------
                                      Total benefits and expenses          583,403                540,744
                                                                           -------                -------

Income (loss) before income tax expense (benefit)                           79,646               (452,952)
Income tax expense (benefit)                                                 7,915               (177,626)
                                                                             -----               --------
Net income (loss)                                                         $ 71,731              $(275,326)
                                                                          ========              =========

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)
                                   (unaudited)
                                                                           Six months ended
                                                                                June 30,
                                                                        2002              2001
Revenues:
    Premiums:
       Traditional life insurance                                    $   32,664        $   29,460
       Disability income and
         long-term care insurance                                       131,720           122,685
                                                                      ----------       -----------
                                   Total premiums                       164,384           152,145

    Policyholder and contractholder charges                             254,815           241,105
    Management and other fees                                           220,005           245,516
    Net investment income                                               781,854           673,944
    Net realized loss on investments                                   (45,314)          (615,206)
                                                                      -----------     ------------
                                   Total revenues                     1,375,744           697,504
                                                                      -----------     ------------
Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                        18,187            17,469
       Universal life-type insurance
             and investment contracts                                    97,719            76,319
       Disability income and
             long-term care insurance                                    24,778            21,456
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                   4,425             3,261
             Disability income and
                long-term care insurance                                 64,017            53,865
    Interest credited on universal life-type
       insurance and investment contracts                               553,920           568,501
    Amortization of deferred policy
       acquisition costs                                                165,674           227,374
    Other insurance and operating expenses                              200,482           213,683
                                                                      ----------       -----------
                                   Total benefits and expenses        1,129,202         1,181,928
                                                                      ----------       -----------

Income (loss) before income tax expense (benefit)                       246,542          (484,424)

Income tax expense (benefit)                                             46,581          (205,580)
                                                                      ----------       -----------

Net income (loss) before cumulative effect of accounting change         199,961          (278,844)

Cumulative effect of accounting change (net of tax of $11,647)               --           (21,410)
                                                                      ----------       -----------

Net income (loss)                                                    $   199,961       $ (300,254)
                                                                      ==========       ===========

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                                        Six months ended
                                                                            June 30,
                                                                    2002             2001
Cash flows from operating activities:
    Net income (loss)                                            $ 199,961           $(300,254)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
             Cumulative effect of accounting change, net of
                Tax                                                     --              21,410
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                         (18,974)            (25,302)
                  Repayment                                         25,028              27,873
             Change in amounts recoverable from reinsurers         (57,572)            (48,002)
             Change in other accounts receivable                   (16,735)            (30,843)
             Change in accrued investment income                      (665)             23,419
             Change in deferred policy
                acquisition costs, net                            (135,362)            (43,297)
             Change in liabilities for future policy
                benefits for traditional life,
                disability income and
                long-term care insurance                           131,156              99,121
             Change in policy claims and other
                policyholders' funds                                 7,245              25,121
             Change in deferred income taxes                         7,690            (339,915)
             Change in other assets                                  9,101             (98,753)
             Change in other liabilities                           (96,345)            109,490
             Accretion of discount, net                             31,399             192,475
             Net realized loss on investments                       45,314             615,206
             Contractholder charges, non-cash                     (112,063)           (108,454)
             Other, net                                             (9,816)             (2,939)
                                                                  ----------         ----------

                Net cash provided by operating activities        $   9,362           $ 116,356
                                                                  ----------         ----------

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                   (continued)
                                                                          Six months ended
                                                                              June 30,
                                                                      2002                2001
Cash flows from investing activities:
    Fixed maturities available for sale:
       Purchases                                                  $(4,894,562)        $(3,603,262)
       Maturities, sinking fund payments and calls                  1,604,836           1,126,799
       Sales                                                        3,226,222           1,925,753
    Other investments, excluding policy loans:
       Purchases                                                     (279,229)           (135,864)
       Sales                                                          222,646             191,850
    Change in amounts due from broker                                 (57,427)            (12,107)
    Change in amounts due to broker                                  (980,157)            502,091
                                                                  ------------        ------------

       Net cash used in investing activities                       (1,157,671)             (4,740)
                                                                  ------------        ------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                      1,633,285             983,260
       Surrenders and death benefits                               (1,022,386)         (1,622,820)
       Interest credited to account balances                          553,920             568,501
    Universal life-type insurance policy loans:
       Issuance                                                       (39,107)            (51,221)
       Repayment                                                       48,882              46,447
     Cash dividends to parent                                         (70,000)                 --
                                                                  ------------        ------------

         Net cash provided by (used in) financing activities        1,104,594             (75,833)
                                                                  ------------        ------------

Net (decrease) increase in cash and cash equivalents                  (43,715)             35,783

Cash and cash equivalents at beginning of period                    1,150,251             316,974
                                                                  ------------        ------------

Cash and cash equivalents at end of period                        $ 1,106,536         $   352,757
                                                                  ============        ============

                             See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002
                                 (In thousands)
                                   (unaudited)

1.       General

         In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of June 30, 2002, statements of income for the three and six months ended June 30, 2002 and 2001 and statements of cash flows for the six months ended June 30, 2002 and 2001.

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

2.       Comprehensive Income

         Total comprehensive income (loss) was $324,264 and $(172,222) for the three months and $319,129 and $113,700 for the six months ended June 30, 2002 and 2001, respectively.

3.       Statements of cash flows

         Cash paid for interest on borrowings totaled $4,648 and $11,422 for the six months ended June 30, 2002, and 2001, respectively. Cash paid for income taxes totaled $106,687 for the six months ended June 30, 2002 compared to cash received of $64,551 for the six months ended June 30, 2001.

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

5.       Commitments and contingencies

         Commitments to fund mortgage loan investments in the ordinary course of business at June 30, 2002 aggregated $40,550.

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

         The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001:

Consolidated net income was $200 million for the six months ended June 30, 2002, compared to a net loss of $300 million in 2001. 2001 results reflect approximately $615 million of pretax losses from the recognition of impairment losses and sale of certain high-yield securities and a $67 million pretax increase in the amortization of deferred policy acquisition costs (DAC's). The favorable relative impact in 2002 of these 2001 items was partially offset by lower management fees reflecting continued weakness in equity markets in 2002.

Premiums and investment contract deposits increased to $3.5 billion compared to $2.9 billion for the six months ended June 30, 2001. The increase was primarily due to increases in sales of fixed annuities.

Management and other fees decreased to $220 million for the six months ended June 30, 2002 compared with $246 million a year ago. This was primarily due to a decrease in average separate account assets outstanding, resulting primarily from market depreciation of equity securities. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts.

Net investment income increased to $782 million for the six months ended June 30, 2002 compared to $674 million a year ago. This increase was primarily due to the credit-related yield adjustments on fixed maturity investments in 2001, which was partially offset by lower portfolio rates in 2002.

Net realized loss on investments decreased to $45 million for the six months ended June 30, 2001 compared to $615 million a year ago. The 2002 amount is primarily comprised of losses on WorldCom debt holdings. The 2001 loss was primarily due to the write-down and sale of certain high-yield investments.

Total benefits and expenses were $1.1 billion for the six months ended June 30, 2002, a decrease of 4 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 3 percent to $554 million. This was primarily due to lower interest credited rates. Amortization of deferred policy acquisition costs decreased 27 percent for the six months ended June 30, 2002 compared to the same period in 2001, due primarily to a $67 million increase in the first quarter of 2001 to the amortization of DAC's for variable annuity and insurance products as a result of the decline in equity markets. Other insurance and operating expenses decreased 6 percent, primarily reflecting the impact of re-engineering initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF RECENT MARKET VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of the Company's business are impacted by equity market levels and other market-based events. Two areas in particular involve DAC and structured investments. Each quarter management evaluates various factors, and makes certain assumptions based on those factors, to determine the proper amortization schedule for the Company's DAC, including mortality rates, product persistency rates, maintenance expense levels, interest margins, and market performance with respect to variable products. Changes in these factors can affect management's assumptions in various ways. Depending on the direction and magnitude of the changes they can increase or decrease DAC expense levels and results of operations in any particular quarter. Similarly, the value of the Company's structured investment portfolio is impacted by various market factors. These investments include collateralized debt obligations and structured loan trusts (backed by high-yield bonds and bank loans, respectively), which are held by the Company through interests in special purpose entities. The carrying value of these investments is based on cash flow projections, which are affected by factors such as default rates, persistency of defaults, recovery rates and interest rates, among others. The valuation of these investments assumes high levels of defaults through 2002, relative to historical default rates. Persistency or increases in these default rates could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. Conversely, a decline in the default rates would benefit future results of operations.

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

The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At June 30, 2002, outstanding borrowings under this agreement totaled $50 million uncommitted. The Company also uses reverse repurchase agreements for short-term liquidity needs. There were no outstanding reverse repurchase agreements at June 30, 2002.

At June 30, 2002, approximately 6 percent of the Company's invested assets were below-investment-grade bonds, compared to 9 percent at June 30, 2001. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At June 30, 2002, the Company had a reserve for losses on mortgage loans of $40 million.

Forward-Looking Statements

Certain statements in the management's discussion and analysis of consolidated financial condition and results of operations section of this Form 10-Q contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, among other things, fluctuations in the equity and interest rate environment and changes in the ability of issuers of investment securities held by the Company to meet their debt obligations, which could result in further losses in the Company's investment portfolio.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            Reference is made to Note 5 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended June 30, 2002.

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

               (b) No reports on Form 8-K were required to be filed by the Company for the six months ended June 30, 2002.

Item 7.  Exhibits 99.1 and 99.2

          Certification pursuant to 18 U.S.C. Section 1350, see the attached certification forms as as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT          IDS LIFE INSURANCE COMPANY

BY              /s/ Philip C. Wentzel
                -----------------------
NAME AND TITLE      Philip C. Wentzel
                    Vice President and Controller



BY              /s/ Barbara H. Fraser
                ------------------------
NAME AND TITLE      Barbara H. Fraser
                    Chief Executive Officer

DATE                August 13, 2002