Form 10-Q
period 2002-09-30
IDS LIFE INSURANCE CO
filed 2002-11-14
CIK 727892

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

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
           ----------------------------------------------------------
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

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2002

                                Table of Contents

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

      Item 1. Financial Statements

              Consolidated Balance Sheets as of
              September 30, 2002 (unaudited) and
              December 31, 2001                                            3 - 4

              Consolidated Statements of Income for the
              three and nine months ended September 30, 2002
              and 2001 (unaudited)                                         5 - 6

              Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2002 and 2001
              (unaudited)                                                  7 - 8

              Notes to Consolidated Financial Statements
              (unaudited)                                                 9 - 11

              Item 2. Management's Discussion and Analysis of
              Consolidated Financial Condition and
              Results of Operations                                      12 - 16

PART II - OTHER INFORMATION                                              17 - 21

SIGNATURES                                                                    22

EXHIBITS                                                                 23 - 28

                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)

                                                               September 30,        December 31,
ASSETS                                                             2002                 2001
------
                                                                (unaudited)
                                                              ----------------     ---------------
Investments:
    Available for sale:
       Fixed maturities, at fair value (Amortized cost:
            2002, $21,182,407; 2001, $20,022,072)                 $22,018,437        $20,157,137
       Common stocks, at fair value (Cost: 2002,
            $21,451; 2001, $805)                                       22,133              1,704
    Mortgage loans on real estate                                   3,497,425          3,680,394
    Policy loans                                                      595,880            619,571
    Other investments                                                 734,489            621,897
                                                                  -----------        -----------

                  Total investments                                26,868,364         25,080,703

Cash and cash equivalents                                           1,900,655          1,150,251

Amounts recoverable from reinsurers                                   602,035            529,166

Amounts due from brokers                                              899,623             90,794

Other accounts receivable                                              53,513             46,349

Accrued investment income                                             268,521            278,199

Deferred policy acquisition costs                                   3,267,436          3,107,187

Deferred income taxes                                                      --            156,308

Other assets                                                          113,609            123,246

Separate account assets                                            21,069,961         27,333,697
                                                                  -----------        -----------

                  Total assets                                    $55,043,717        $57,895,900
                                                                  ===========        ===========

                                      See accompanying notes.

                                      IDS LIFE INSURANCE COMPANY
                                      CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share amounts)
                                              (continued)

                                                                September 30,           December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                 2002                   2001
------------------------------------
                                                                   (unaudited)
                                                               -----------------      ------------------
Liabilities:
    Future policy benefits:
       Fixed annuities                                            $22,316,337             $19,592,273
       Universal life-type insurance                                3,485,140               3,433,904
       Traditional life insurance                                     245,158                 241,165
       Disability income and
           long-term care insurance                                 1,401,701               1,227,172
    Policy claims and other
       policyholders' funds                                            97,242                  71,879
    Amounts due to brokers                                          1,203,998               1,740,031
    Deferred income taxes                                             130,420                      --
    Other liabilities                                                 373,942                 437,017
    Separate account liabilities                                   21,069,961              27,333,697
                                                                  ------------            ------------

                      Total liabilities                            50,323,899              54,077,138
                                                                  ------------            ------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                3,000                   3,000
    Additional paid-in capital                                        938,327                 688,327
    Accumulated other comprehensive income,
        net of tax:
        Net unrealized securities gains                               517,880                  85,549
        Net unrealized derivative gains (losses)                        1,821                    (774)
                                                                  ------------            ------------
            Total accumulated other comprehensive income              519,701                  84,775

    Retained earnings                                               3,258,790               3,042,660
                                                                  ------------            ------------

                      Total stockholder's equity                    4,719,818               3,818,762
                                                                  ------------            ------------

Total liabilities and stockholder's equity                        $55,043,717             $57,895,900
                                                                  ============            ============

                                       See accompanying notes.

                                          IDS LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (In thousands)
                                                 (unaudited)

                                                                                   Three months ended
                                                                                      September 30,
                                                                                 2002                 2001
Revenues:
    Premiums:
         Traditional life insurance                                          $ 17,549             $ 14,939
         Disability income and
              long-term care insurance                                         69,893               64,914
                                                                               ------               ------
                                            Total premiums                     87,442               79,853
                                                                               ------              -------

    Policyholder and contractholder charges                                   126,068              121,849
    Management and other fees                                                  93,723              113,906
    Net investment income                                                     385,491              390,826
    Net realized gain (loss) on investments                                    11,619              (47,530)
                                                                              -------              --------
                                            Total revenues                    704,343              658,904
                                                                             --------              -------
Benefits and expenses:
    Death and other benefits:
         Traditional life insurance                                             9,247                7,059
         Universal life-type insurance
              and investment contracts                                         58,425               58,259
         Disability income and
              long-term care insurance                                         13,636               11,717
    Increase (decrease) in liabilities for
    future policy benefits:
         Traditional life insurance                                            (2,407)               1,515
         Disability income and
              long-term care insurance                                         34,104               36,832
    Interest credited on universal life-type
    insurance and investment contracts                                        280,840              280,817
    Amortization of deferred policy
    acquisition costs                                                          78,930               75,729
    Other insurance and operating expenses                                    129,716              105,721
                                                                             --------              -------
                                            Total benefits and expenses       602,491              577,649
                                                                             --------              -------

Income before income tax expense                                              101,852               81,255

Income tax expense                                                             15,681                6,899

Net income                                                                    $86,171              $74,356
                                                                              =======              =======

                                          IDS LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (In thousands)
                                                 (unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                           2002                    2001
                                                                      ----------------       ------------------
Revenues:
    Premiums:
       Traditional life insurance                                       $   50,213            $   44,399
       Disability income and
         long-term care insurance                                          201,613               187,599
                                                                        -----------           -----------
                                   Total premiums                          251,826               231,998

    Policyholder and contractholder charges                                380,883               362,953
    Management and other fees                                              313,728               359,422
    Net investment income                                                1,167,344             1,064,770
    Net realized loss on investments                                       (33,695)             (662,736)
                                                                        -----------           -----------
                                   Total revenues                        2,080,086             1,356,407
                                                                        -----------           -----------

Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                           27,434                24,528
       Universal life-type insurance
             and investment contracts                                      156,144               134,578
       Disability income and
             long-term care insurance                                       38,414                33,173
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                      2,018                 4,776
             Disability income and
                long-term care insurance                                    98,121                90,697
    Interest credited on universal life-type
       insurance and investment contracts                                  834,760               849,318
    Amortization of deferred policy
       acquisition costs                                                   244,604               303,103
    Other insurance and operating expenses                                 330,199               319,405
                                                                        -----------           -----------
                                   Total benefits and expenses           1,731,694             1,759,578
                                                                        -----------           -----------

Income (loss) before income tax expense (benefit)                          348,392              (403,171)

Income tax expense (benefit)                                                62,262              (198,682)
                                                                        -----------           -----------

Net income (loss) before cumulative effect of accounting change            286,130              (204,489)

Cumulative effect of accounting change (net of tax of $11,647)                  --               (21,410)
                                                                        -----------           -----------

Net income (loss)                                                       $  286,130            $ (225,899)
                                                                        ==========            ===========


                             See accompanying notes.

                                    IDS LIFE INSURANCE COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (unaudited)

                                                                       Nine months ended
                                                                          September 30,
                                                                    2002                  2001
                                                              -----------------      ---------------
Cash flows from operating activities:
    Net income (loss)                                             $(225,899)              $286,130
    Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
             Cumulative effect of accounting change, net of
                Tax                                                      --                 21,410
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                          (28,126)               (35,977)
                  Repayment                                          37,939                 41,446
             Change in amounts recoverable from reinsurers          (72,869)               (78,256)
             Change in other accounts receivable                     (7,164)                31,466
             Change in accrued investment income                      9,678                 47,626
             Change in deferred policy
                acquisition costs, net                             (195,873)               (98,787)
             Change in liabilities for future policy
                benefits for traditional life,
                disability income and
                long-term care insurance                            178,522                162,561
             Change in policy claims and other
                policyholders' funds                                 25,363                 12,959
             Change in deferred income taxes                         53,671                (51,897)
             Change in other assets                                   9,637                (88,934)
             Change in other liabilities                            (63,075)              (220,183)
             Accretion of discount, net                              48,874                 90,538
             Net realized loss on investments                        33,695                662,736
             Contractholder charges, non-cash                      (172,811)              (159,857)
             Other, net                                              (8,449)                22,739
                                                                  ----------             ----------

                Net cash provided by operating activities         $ 135,142               $133,691
                                                                  ----------             ----------

                                      IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (unaudited)
                                             (continued)

                                                                         Nine months ended
                                                                           September 30,
                                                                   2002                    2001
                                                              ----------------      -------------------
Cash flows from investing activities:
    Fixed maturities available for sale:
       Purchases                                                $(10,031,715)         $ (5,773,000)
       Maturities, sinking fund payments and calls                 2,276,303             1,896,793
       Sales                                                       6,581,196             3,015,367
    Other investments, excluding policy loans:
       Purchases                                                    (362,979)             (335,523)
       Sales                                                         355,323               273,411
    Change in amounts due from broker                               (808,829)                6,113
    Change in amounts due to broker                                 (536,033)               42,164
                                                                --------------        -------------

       Net cash used in investing activities                      (2,526,734)             (874,675)
                                                                ---------------       --------------
Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                     3,315,296             1,513,678
       Surrenders and death benefits                              (1,205,070)           (2,201,427)
       Interest credited to account balances                         837,893               850,158
    Universal life-type insurance policy loans:
       Issuance                                                      (57,875)              (75,764)
       Repayment                                                      71,752                66,066
     Cash dividends to parent                                        (70,000)                   --
     Capital contribution from parent                                250,000               400,000
                                                                --------------        -------------

         Net cash provided by financing activities                 3,141,996               552,711
                                                                --------------        --------------

Net increase (decrease) in cash and cash equivalents                 750,404              (188,273)

Cash and cash equivalents at beginning of period                   1,150,251               316,974
                                                                --------------        -------------

Cash and cash equivalents at end of period                        $1,900,655              $128,701
                                                                ==============        =============

                                         See accompanying notes.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002
                                 (In thousands)
                                   (unaudited)

1.       General

         The interim financial information in this report has not been audited. In the opinion of the management of IDS Life Insurance Company (the Company), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly its balance sheet as of September 30, 2002, statements of income for the three and nine months ended September 30, 2002 and 2001 and statements of cash flows for the nine months ended September 30, 2002 and 2001. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of the Company for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

2.       Comprehensive Income

         Total comprehensive income was $401,929 and $336,313 for the three months and $721,056 and $459,890 for the nine months ended September 30, 2002 and 2001, respectively. The significant difference between net income and total other comprehensive income is a result of unrealized gains that arose during the year on fixed maturity holdings.

3.       Statements of cash flows

         Cash paid for interest on borrowings totaled $6,277 and $17,734 for the nine months ended September 30, 2002, and 2001, respectively. Cash paid for income taxes totaled $80,372 for the nine months ended September 30, 2002 compared to cash received of $69,751 for the nine months ended September 30, 2001.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)

4.       Accounting developments

         In July 2000, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The Company adopted the consensus as of January 1, 2001. Issue 99-20 prescribes procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects certain high-yield investments contained in structured securities. Adoption of the consensus required the Company to adjust the carrying amount of these investments downward by $21,410, net of tax, upon adoption.

         The FASB is currently considering rules that could affect the future accounting for special purpose vehicles. Such vehicles could potentially include collateralized debt obligations, structured loan trusts, mutual funds, hedge funds and limited partnerships. The effect could include adjustments to current carrying values and/or consolidation of underlying assets and liabilities. While such rules would not change the economic value inherent in these operations, the financial statement effect of any changes cannot be determined until the rules are finalized.

5.       Commitments and contingencies

         Commitments to fund mortgage loan investments in the ordinary course of business at September 30, 2002 aggregated $86,240.

         The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. The Company retains only 20% of the mortality risk on new variable universal life insurance policies and 10% of the mortality risk on new term insurance policies. Risk not retained is reinsured with other life insurance companies. Universal life and variable universal life policies are primarily reinsured on a yearly renewable basis. New term insurance and long-term care policies are primarily reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)
                                   (continued)

5.       Commitments and contingencies (continued)

         The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse affect on the Company.

         In  recent  years,  life  insurance   companies  have  been  named  as
         defendants in lawsuits, including class action lawsuits, alleging improper life insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. The Company and its affiliates were named defendants in three purported class-action lawsuits alleging improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. A fourth lawsuit was filed against the Company and its affiliates in federal court. In January 2000, we reached an agreement in principle to settle the three class action lawsuits described above. It is expected the settlement will provide $215 million of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity state and federal market conduct claims dating back to 1985. The settlement received court approval. Implementation of the settlement commenced October 15, 2001. Numerous individuals opted out of the settlement described above and therefore did not release their claims against the Company. Some of these class members who opted out were represented by counsel and presented separate claims to the Company. Most of their claims have been settled.

         The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

6.       Stockholder's equity

         During the third quarter of 2002, the Company received a $250 million capital contribution from AEFC to further strengthen its equity position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001:

Consolidated net income was $286 million for the nine months ended September 30, 2002, compared to a net loss of $226 million in 2001. 2001 results reflect approximately $615 million of pretax losses from the recognition of impairment losses and sale of certain high-yield securities and a $67 million pretax increase in the amortization of deferred policy acquisition costs (DAC's). The favorable relative impact in 2002 of these 2001 items was partially offset by lower management and other fees, primarily reflecting continued weakness in equity markets in 2002.

Premiums and investment contract deposits increased to $6.1 billion compared to $4.3 billion for the nine months ended September 30, 2001. The increase was primarily due to an increase in fixed annuity sales.

Management and other fees decreased to $314 million for the nine months ended September 30, 2002 compared with $359 million a year ago. This was primarily due to a decrease in average separate account assets outstanding, resulting primarily from market depreciation of equity securities as weak equity markets continue. The Company provides investment management services for many of the mutual funds which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts based on the level of assets.

Net investment income increased to $1,167 million for the nine months ended September 30, 2002 compared to $1,065 million a year ago. This increase was primarily due to the credit-related yield adjustments on fixed maturity investments in 2001 and higher invested asset levels in 2002, which were partially offset by lower portfolio yields in 2002.

Net realized loss on investments decreased to $34 million for the nine months ended September 30, 2001 compared to $663 million a year ago. The 2002 net realized losses include $45 million from direct losses on WorldCom debt holdings. The 2001 loss was primarily due to the write-down and sale of certain high-yield investments.

Total benefits and expenses were $1.7 billion for the nine months ended September 30, 2002, a decrease of 2 percent from a year ago. The largest component of expenses, interest credited on universal life-type insurance and investment contracts, decreased 2 percent to $835 million. This was primarily due to lower interest credited rates. Total death and other benefits increased $30 million. This increase is primarily due to business growth, although $12 million of this increase is due to greater guaranteed minimum death benefits paid this year ($22 million) versus last year ($10 million).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization of deferred policy acquisition costs decreased 19 percent for the nine months ended September 30, 2002 compared to the same period in 2001, due primarily to a $67 million increase in the first quarter of 2001 to the amortization of DAC's for variable annuity and insurance products as a result of the decline in equity markets. Current quarter's results also include a net expense increase related to DAC that is further described below.

Other insurance and operating expenses increased 3 percent, primarily due to the increased DAC expenses described below.

Deferred Acquisition Costs

The Company's DAC represents the cost of acquiring new business, principally sales and other distribution and underwriting costs, that have been deferred on the sale of annuity and insurance products. DAC's are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a percentage of the liabilities associated with the products. The projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. As actual experience differs from the current assumptions, management considers on a quarterly basis the need to change key assumptions underlying the amortization models prospectively. For example, if the stock market trend rose or declined appreciably, it could impact assumptions made about customer asset value growth rates and result in an adjustment to income, either positively or negatively. The impact on results of operations of changing prospective assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period in which such changes are made.

During the third quarter, the Company completed a comprehensive review of its DAC related practices. This review, which included benchmarking assistance from an industry specialist, analyzed various historical DAC dynamics in addition to the industry benchmarks. The specific areas reviewed included costs deferred, customer asset value growth rates, including reversion to mean assumptions, DAC amortization periods, mortality rates and product persistency. As a result of this review, the Company made certain revisions related to DAC that resulted in a net $37 million increase in expenses this quarter. This net expense increase reflected revisions within three key drivers of DAC.

     o The Company reset its customer asset value growth rate assumptions for variable annuity and variable life products to anticipate near-term and long-term market performance consistent with long-term historical averages. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The Company is now projecting growth in customer contract values at 7%. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Prior to resetting these assumptions, the Company was projecting long-term customer asset value growth at 7.5% and near-term growth at approximately twice that rate. The impact of resetting these assumptions, along

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          with  the  impact  of   unfavorable   third   quarter   equity  market
          performance, was an acceleration of $173 million pretax of DAC amortization.

          Going forward, the Company intends to continue to use a mean reversion method as a guideline in setting the near-term customer asset value growth rate, also referred to as the mean reversion rate. In periods when market performance results in actual contract value growth at a rate different than that assumed, the Company will reassess the near-term rate in order to continue to project its best estimate of long-term growth. For example, if actual contract value growth during the fourth quarter is less than 7% on an annualized basis, the Company would increase the mean reversion rate assumed over the near-term to the rate needed to achieve the long-term growth rate of 7% by the end of that period, assuming this long-term view is still appropriate.

     o The Company also revised its persistency assumptions for certain annuity products and persistency and mortality assumptions for universal and variable universal life insurance products, to better reflect actual experience and future expectations. As part of this, the Company observed that the persistency of advisor-distributed fixed annuity business supported an amortization period longer than the 10 years the Company had been using as the approximate life of this business. As a result, the Company extended the amortization period to 15 years and increased the DAC balance accordingly. This change, along with revised assumptions projecting more favorable persistency and mortality rates, resulted in a decrease in DAC expense of $155 million pretax in the quarter.

     o Finally, the Company reviewed its acquisition costs to clarify those costs that vary with and are primarily related to the acquisition of new and renewable annuity and insurance contracts. The Company revised the types and amounts of costs deferred, in part to reflect the impact of advisor platform changes and the effects of related reengineering. This resulted in an increase in expense of $19 million pretax recognized during the quarter.

The first two categories of revised assumptions relating to customer asset value growth rates, DAC amortization periods, mortality rates and insurance and annuity lapse rates should reduce the risk of adverse DAC adjustments going forward. The third revised category, relating to the types and amounts of costs deferred, will somewhat increase ongoing expenses, although these additional expenses should be offset to some extent as reengineering and other cost control initiatives are expected to mitigate their impact.

Impact of Recent Market Volatility on Results of Operations

Various aspects of the Company's business can be significantly impacted by equity levels and other market-based factors. One of these items is the management fee revenue which is based on the market value of separate account assets. Other areas impacted by market volatility involve deferred acquisitions costs (as noted above), structured investments and the variable annuity guaranteed minimum death benefit feature. The value of the Company's structured investment portfolio is impacted by various market factors. These investments include collateralized debt obligations and structured loan trusts (backed by high-yield bonds and bank loans), which are

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

held by the Company through interests in special purpose entities. The carrying value of these investments is based on cash flow projections, which are affected by factors such as default rates, persistency of defaults, recovery rates and interest rates, among others. The current valuation of these investments assumes high levels of near-term defaults, relative to historical default rates. Persistency of or increases in these default rates could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. Conversely, a decline in the default rates would result in higher values and would benefit future results of operations.

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in the value of the contract. A large portion of the Company's contracts containing a GMDB provision adjust once every six years. The periodic adjustment of these contracts can either increase or decrease the guaranteed amount though not below the amount invested adjusted for withdrawals. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Currently, the amount paid in excess of contract value is expensed in the period the payment occurs.

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

The Company has an available line of credit with its parent of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. At September 30, 2002, outstanding borrowings under this agreement totaled $nil. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $225 million at September 30, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2002, approximately 6 percent of the Company's invested assets were below-investment-grade bonds, compared to 5 percent at September 30, 2001. These investments may be subject to a higher degree of risk than higher-rated issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors.

The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings.

At September 30, 2002, the Company had a reserve for losses on mortgage loans of $40 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Reference is made to Note 5 of the Notes to Consolidated Financial Statements (unaudited) contained in the Report filed on Form 10-Q for the quarterly period ended September 30, 2002.

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

               (b)  Reports on Form 8-K.

                    Form 8-K, dated September 6, 2002, Item 5, reporting that Moody's Investor Services has changed its outlook on the Aa3 insurance financial strength rating to negative from stable.

Item 7.   Exhibits 99.1 and 99.2

          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibits 99.3 and 99.4

          Certification pursuant to 15 U.S.C. as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

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

DATE                                       November 14, 2002