Form 10-K
period 2002-12-31
IDS LIFE INSURANCE CO
filed 2003-03-28
CIK 727892

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   MINNESOTA                           41-0823832
      ---------------------------------           -----------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

227 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA             55474
------------------------------------------------          ----------
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

                                     PART I
ITEM 1.  BUSINESS

IDS Life Insurance Company (the "Company") is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation ("AEFC") and serves all states except New York. The Company distributes its fixed and variable insurance and annuities products exclusively through the American Express Financial Advisors' ("AEFA") retail sales force. The Company has four wholly owned subsidiaries that distribute their products through the various AEFA distribution channels. IDS Life Insurance Company of New York ("IDS Life of New York") is a wholly owned subsidiary of the Company and serves New York State residents. IDS Life of New York distributes its fixed and variable insurance and annuity products exclusively through AEFA's retail sales force. The Company also owns American Enterprise Life Insurance Company ("American Enterprise Life"), an Indiana corporation, which primarily issues fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors. American Centurion Life Assurance Company ("American Centurion Life") is also a subsidiary of the Company. American Centurion Life offers fixed and variable annuities to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuities for sale through non-affiliated representatives and agents of third party distributors, in New York. The Company owns American Partners Life Insurance Company ("American Partners Life"), an Arizona corporation which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York. The Company also owns IDS REO 1, LLC and American Express Corporation. These subsidiaries hold real estate, mortgage loans on real estate and/or affordable housing investments.

Business sold through AEFA's retail distribution channel for IDS Life Insurance Company and IDS Life of New York represents the majority of the insurance and annuity business for the Company. Business sold through third-party distribution for American Enterprise Life and American Centurion Life ranks second. Business sold through the direct channel for American Partners Life and American Centurion Life ranks a distant third.

Regulation

The Company, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively. American Centurion Life and IDS Life of New York are regulated by the New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of policyholders.

Regulatory scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of life insurance and annuities and "bonus" annuities, has increased significantly in recent years and is affecting the manner in which companies approach various operational issues, including compliance. The number of private lawsuits alleging violations of laws in connection with insurance and annuity market conduct has increased (see Legal Proceedings on page 8). Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of contract owners of insolvent insurance companies.

On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the Company and its insurance subsidiaries. More specifically, recent federal legislative proposals aimed at promoting tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Account and the dividend exclusion proposal may adversely impact the Company's sales of annuity and life insurance products if enacted.

Ratings

The Company believes it is the 20th largest life insurance company in the United States based on consolidated assets. The Company had consolidated assets at December 31, 2002 of approximately $60 billion, based on generally accepted accounting principles and had total statutory capital and surplus as of December 31, 2002 of $2.4 billion.

The Company receives ratings from independent rating agencies. Generally, its four insurance subsidiaries do not receive an individual rating, but receive the same rating as the Company. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings reflect each agency's estimation of the Company's ability to meet its contractual obligations such as making annuity payouts and paying death benefits and other distributions from the contracts. As such, the ratings relate to the Company's general account and not to the variable accounts. This information generally does not relate to the management or performance of the variable subaccounts of the contracts.

Ratings are important to maintaining public confidence in the Company and its subsidiaries. Lowering of the Company's ratings could have a material adverse effect on the Company's ability to market products and could lead to increased surrenders of the Company's products. Rating agencies continually review the financial performance and condition of insurers. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company could be affected by changes in ratings of its subsidiaries and/or American Express Company. As of the end of 2002, the Company was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch. In light of the Company's desire to maintain these ratings, the Company's parent contributed $400 million of capital to the Company in 2002.

The foregoing ratings reflect each rating agency's opinion of the Company's financial strength, operating performance and ability to meet its obligations to contract owners. Such factors are of primary concern to contract owners, agents and intermediaries, but also may be of interest to investors.

Risk Based Capital

The National Association of Insurance Commissioners ("NAIC") adopted Risk Based Capital ("RBC") requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2002, the Company had total adjusted capital of approximately $2.6 billion. As defined by the NAIC, total adjusted capital includes certain asset valuation reserves excluded from the $2.4 billion of statutory capital and surplus referred to above. The Minnesota Department of Commerce, the Company's insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level". If total adjusted capital fell below the authorized control level, the Minnesota Department of Commerce would be authorized to exercise management control over the Company. For the Company, authorized control level capital was $435 million at December 31, 2002.

In addition, insurance companies are expected to maintain capital at a level above that which would require a company to file an action plan with the Department. This is referred to as the "company action level". For the Company, company action level capital was approximately $870 million at December 31, 2002.

As described above, the Company maintains levels of risk-based capital far in excess of the authorized control and company action levels required by the Minnesota Department of Commerce. The level of capital maintained in the Company is thought to be appropriate by management and is more commensurate with standards necessary to maintain the Company's ratings with the various credit and claims-paying rating agencies.

The General Account

Assets supporting the contract values associated with fixed account life insurance and annuity products, as well as those associated with the fixed account options under variable insurance and annuity products, (collectively, the

"fixed accounts") are part of an insurer's "general account". Under fixed accounts, the insurer bears the investment risk. In investing its general account assets, the Company seeks to maintain a dependable and targeted difference or "spread" between the interest rate earned on general account assets and the interest rate the insurer credits to contract owners' fixed accounts. This spread is a major driver of net income for the Company.

General account assets also include funds accumulated through insurance premiums and cost of insurance charges. These premiums and charges are major sources of revenue for the Company.

In the general account, the Company primarily invests in fixed income securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk. The majority of these fixed income securities are interest bearing investments such as government obligations, mortgage-backed obligations and various corporate debt instruments.

The Company has the discretion to set the rate of interest credited to contract owners' accounts. However, this discretion is limited by the contract's guaranteed minimum interest rate. This rate varies among fixed accounts and is as low as 3% and as high as 5%. (Approximately ten states have adopted regulations providing for a guaranteed minimum interest rate that is less than 3%. In some states it is as low as 1.5%; in other states it is tied to an index. The NAIC recently adopted a model regulation providing for an indexed guaranteed minimum interest rate, and it is anticipated that a number of states will follow this model.) The interest rates credited to contract owners' fixed accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. In a low interest rate environment, such as that experienced recently, margins may be negatively impacted as interest rates available on the Company's investments approaches the guaranteed minimum interest rates on the insurance or annuity contracts. The Company's investment committee deploys several strategies to help manage risk. See the Risk Management section that follows for more details on the investment committee and the specific strategies employed.

The Variable Accounts

Variable life insurance and annuity products offer variable account investment options in addition to the fixed account options described above. Under variable accounts, the contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940. Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund.

Contract owners can allocate their payments among variable subaccounts that invest in underlying funds. The underlying funds are managed both by internal and third-party money managers. Internally managed funds for the Company's variable annuities include the nineteen AXP Variable Portfolio Funds. Internally managed funds for the Company's variable life business include the AXP Variable Portfolio Funds and the seven IDS Life Series Fund portfolios. The Company's variable life insurance and annuities also offer funds managed by third-party money managers. For example, the investment advisers under the American Express Retirement Advisor Advantage(R) Variable Annuity ("RAVA") and the American Express(R) Variable Universal Life IV/Variable Universal Life IV - Estate Series include AIM Advisors Inc., Alliance Capital Management, L.P., American Century Investment Management, Inc., Calvert Asset Management Company, Inc., Evergreen Investment Management Company, LLC., Fidelity Management & Research Company, Franklin Mutual Advisers, LLC, Franklin Advisers, Inc., Franklin Advisory Services, LLC, Goldman Sachs Asset Management, L.P., INVESCO Funds Group, Inc., Janus Capital, Lazard Asset Management, LLC, MFS Investment Management(R), Pioneer Investment Management, Inc., Putnam Investment Management, LLC, Strong Capital Management, Inc., Liberty Wanger Asset Management, L.P. and Wells Fargo Funds Management, LLC. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of these subaccounts fluctuates with the investment return of the funds in which the subaccounts invest. The Company's major source of revenue from the variable products is the fees it receives. These fees may include management and other fees from underlying internally managed funds, revenues from underlying non-proprietary mutual funds and mortality and expense risk fees from variable subaccounts.

Variable life insurance and annuities are "separate account" products rather than general account products. State insurance law prohibits charging variable accounts with liabilities of the general account business. Under the subaccounts of each variable account, the Company credits or charges income, capital gains and capital losses only to that subaccount. Beginning in 2003, AEFA will replace the Company as the principal underwriter (distributor) of the Company's variable products. AEFA continues to serve as the principal underwriter (distributor) of the variable life insurance and annuity products of the Company's four insurance subsidiaries.

Insurance:  Product Features and Risks

The Company and its subsidiaries issue a wide range of insurance products including variable life insurance, universal life insurance, traditional whole life and term life insurance products, long-term care insurance and disability income insurance. The Company has no short-duration life insurance liabilities. The Company issues only non-participating contracts.

Variable Life Insurance. The Company's biggest-selling life insurance products are variable life insurance policies. Retail advisors of AEFA sell primarily the Company's variable life insurance. Variable life insurance provides life insurance coverage along with investment returns linked to the underlying investments the policyholder chooses. These products also offer a fixed account with a guaranteed minimum interest rate of 4% or 4.5%. The Company ranked fourth in variable life insurance sales in 2002. Beginning in 1999, the Company reinsured 80% of the mortality risk attributable to individual flexible premium variable life insurance sales. This means that on these more recent product sales, the insurer has the risk for only 20% of each policy's death benefit from the first dollar of coverage. In contrast and prior to this arrangement, the Company generally retained risk up to $750,000 on each insured life and reinsured only amounts in excess of $750,000. Generally, the prior arrangement left the Company with more of the risk for the death benefit limit than the more recent practice. Beginning in late 2002, the Company began reinsuring 90% of the mortality risk on new sales of individual flexible premium variable life and fixed universal life insurance.

The Company's variable life insurance products include American Express(R) Variable Universal Life IV/Variable Universal Life IV - Estate Series which are individual flexible premium policies. The Estate Series policy is available to policyholders with initial specified amounts of $1 million or more. These policies were introduced in December 2002. The Company also issues American Express Succession Select(SM), a flexible premium survivorship policy that insures two lives. Succession Select is often used for estate planning purposes. Finally, the Company issues American Express(R) Single Premium Variable Life, an individual single premium variable life insurance policy.

Universal Life Insurance. The Company's universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the policy at the discretion of the Company. The policies also provide a guaranteed minimum interest rate, generally 4% or 4.5%, and a few as high as 5%.

The Company's universal life insurance products include Life Protection Plus, Life Protection - Select and Life Protection Select - Estate Series. The Estate Series policy is available to policyholders with initial specified amounts of $1 million or more.

Traditional Life Insurance Products. The Company's traditional life insurance products include whole life insurance and term life insurance. Whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years, and does not pay a dividend. The Company has sold very little traditional whole life insurance in recent years. Term life insurance provides only a death benefit, does not build up cash value and does not pay a dividend. The policyholder chooses the term of coverage at the time of issue. During the chosen term, the Company cannot raise premium rates even if claims experience were to deteriorate. Beginning in 2001, the Company has reinsured 90% of the mortality risk attributable to new term insurance sales. This means that on these more recent product sales, the insurer has the risk for only 10% of each policy's death benefit from the first dollar of coverage. In contrast and prior to this arrangement, the Company generally retained risk up to $750,000 on each insured life and reinsured only amounts in excess of $750,000. Generally, the prior arrangement left the Company with more of the risk for the death benefit limit than the more recent practice.

Long-Term Care Insurance. The Company entered the individual long-term care insurance (LTC) market in 1989 and believes it has a significant presence in this market. The Company's long-term care insurance products provide benefits for documented nursing home, assisted living or home or health care expenses. These products were sold on a guaranteed renewable basis, whereby the owners retain the right to renew the policies each year as long as premiums are paid, but the Company has the right to increase premium rates on a going forward basis.

In recent years, the Company has experienced greater than expected claims and lower than expected lapse rates with respect to its LTC block. To respond to this trend, the Company has pursued and is pursuing many courses of action. As of December 31, 2002, the Company has discontinued offering LTC insurance. Retail advisors of AEFA will now sell only non-proprietary LTC products offered by General Electric Capital Assurance Company ("GECA"). The Company is also expecting to outsource claims administration in May 2003 to GECA.

Disability Income. The Company also issues disability income (DI) insurance. DI insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation"). Depending upon the Company's occupational and medical underwriting criteria, applicants for DI insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods up to age 65. Applicants may also choose various benefit riders to help them integrate individual DI benefits with social security or similar benefit plans and to help them protect their DI benefits from the risk of inflation. The Company believes it has a significant presence in the DI market.

Insurance Risks. The Company's sales of individual life insurance in 2002, as measured by scheduled annual premiums and excluding lump sum premiums, consisted of 82% variable life, 8% universal life and 10% term life.

The insurance business is highly competitive, and competitors consist of both stock and mutual insurance companies. Competitive factors applicable to the insurance business include product features, the interest rates credited to products, the charges deducted from the cash values of such products, investment performance, the financial strength of the organization, distribution and management expenses, claims-paying ratings and the services provided to policyholders.

For long-term profitability, it is crucial to ensure adequate pricing to cover insurance risks, and to accumulate adequate reserves. Reserves are a measure of the assets the Company estimates are needed now to adequately provide for future benefits and expenses. These reserves are discussed in more detail in the Critical Accounting Policies section that follows.

Annuities:  Product Features and Risks

The Company and its subsidiaries issue variable and fixed annuities, immediate and deferred, to a broad range of consumers through multiple distribution channels. Retail advisors of AEFA can only offer the Company's variable and fixed annuities, and in certain circumstances variable and fixed annuities offered by American Enterprise Life. Retail advisors do not offer annuity products of competitors. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for life or for a fixed period only.

The Company believes it is one of the largest issuers of annuities in the United States. In 2002, the Company, on a consolidated basis, ranked eleventh among the top annuity writers. The Company and its subsidiaries posted annuity sales in 2002 of over $7.3 billion, an increase of 60% over 2001 levels.

Variable Annuities. Like variable life insurance, variable annuities provide contract owners with investment returns linked to the underlying investments the contract owner chooses. These products also offer a fixed account with a guaranteed minimum interest rate of 3% to 4%. One of the Company's variable annuities, RAVA, was the fourth largest-selling annuity in the country in 2002.

Fixed Annuities. The Company's fixed annuities provide cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the contract at the discretion of the issuer. The contracts provide a guaranteed minimum interest rate, generally 3% to 4%.

Annuity Risks. The relative proportion between fixed and variable annuities sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. In addition, investment management performance is critical to the profitability of annuity business.

In past years, innovative features for annuity products have been continually evolving. These features include minimum death benefit guarantees that protect beneficiaries from a drop in death benefits due to performance of the related underlying investments. The Company and its subsidiaries issue annuity contracts with a variety of guaranteed minimum death benefit features. These guarantees are supported by general account assets. The Company's exposure to risk from these guarantees will generally increase when equity markets decline.

The standard guaranteed minimum death benefit in the Company's current "flagship" annuity, RAVA provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greater of (i) the contract value, (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary plus purchase payments and minus adjusted partial surrenders since that anniversary.

For additional protection, the Company's contract owners may purchase a maximum anniversary value death benefit. The Company contract owners also may purchase an enhanced earnings death benefit and an enhanced earnings plus death benefit. These are optional benefits available for an additional charge. The maximum anniversary value death benefit guarantees that the death benefit will not be less than the highest contract value achieved on a contract anniversary before the contract owner reaches the age of 81, adjusted for partial withdrawals. The enhanced earnings death benefit riders are intended to provide additional benefits to a beneficiary to offset expenses after the contract owner's death. The Company bears the risk that protracted under-performance of the financial markets could result in guaranteed minimum death benefits being higher than what accumulated contract owner account balances would support.

 American Enterprise Life and other subsidiaries of the Company also offer variable annuities with a variety of guaranteed minimum death benefit features and certain optional benefits. For example, American Enterprise Life issues certain variable annuity contracts that contain a guaranteed minimum income benefit feature which, if elected by the contract owner after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in guaranteed minimum income benefits being higher than what accumulated contract owner account balances would support.

To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed in 2002 and 2001 were $37 million and $16 million, respectively. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"

(the "Proposed SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. The impact of the Proposed SOP is currently being evaluated.

For long-term profitability, it is crucial to ensure adequate pricing to cover risks, and to accumulate adequate reserves. Reserves are a measure of the assets the Company estimates are needed now to adequately provide for future benefits and expenses. These reserves are discussed in more detail in the Critical Accounting Policies section that follows.

ITEM 2.  PROPERTIES

The Company occupies office space in Minneapolis, Minnesota, which is leased or owned by its parent, AEFC. The Company reimburses AEFC for rent based on direct and indirect allocation methods. IDS Life Insurance Company of New York and American Centurion Life rent office space in Albany, New York. Facilities occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse affect on the Company.

In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, alleging improper life insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. The Company and its affiliates were named defendants in three purported class-action lawsuits alleging improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. (Benacquisto v. IDS Life Insurance Company; filed Minnesota State Court 12/13/1996; Mork, et. al. v. IDS Life Insurance Company; filed Minnesota State Court 3/21/1997; Thoresen v. IDS Life Insurance Company, et. al.; filed Minnesota State Court 10/13/1998). A fourth lawsuit was filed against the Company and its affiliates in federal court. (Benacquisto, et. al. v. IDS Life Insurance Company, et.al.; filed United States District Court-Minnesota 8/2000). In January 2000, AEFC reached an agreement in principle to settle the four class action lawsuits described above. It is expected the settlement will provide $215 million of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity state and federal market conduct claims dating back to 1985.

The settlement received court approval. Implementation of the settlement commenced October 15, 2001 and is substantially complete. Claim review payments have been made. Numerous individuals opted out of the settlement described above and therefore did not release their claims against AEFC and its subsidiaries. Some of these class members who opted out were represented by counsel and presented separate claims to AEFC and the Company. Most of their claims have been settled.

In November 2002, a suit, captioned Haritos et. al. v. American Express Financial Corporation and IDS Life Insurance Company, was filed in the United States District Court for the District of Arizona. The suit is filed by the plaintiffs who purport to represent a class of all persons that have purchased financial plans from AEFA advisors during an undefined class period. Plaintiffs allege that the sale of the plans violate the Investment Advisers Act of 1940. The suit seeks an unspecified amount of damages, rescission and injunctive relief. The Company believes that it has meritorious defenses to this suit and intends to defend this case vigorously.

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

ITEM 6. SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 Compared to 2001:

Consolidated net income was $382 million in 2002, compared to consolidated net loss of $65 million in 2001. Consolidated income before income tax expense totaled $470 million in 2002, compared with a consolidated loss before income tax benefit and cumulative effect of accounting change of $189 million in 2001. The significant increase in net income was primarily a result of the 2001 writedown and sale of high-yield securities that reduced risk within the investment portfolio, as explained below.

Total revenues increased by 34% to $2.8 billion in 2002, compared with $2.1 billion in 2001. The increase was primarily due to higher net investment income and lower levels of realized losses, primarily reflecting the impact of the 2001 high-yield securities' realized losses. In addition, invested assets were higher in 2002. Insurance premiums and policyholder and contractholder charges also increased. Partially offsetting were declines in management and other fees, as separate account assets dropped 20% from 2001 levels.

Insurance and investment contract considerations received increased to $8.3 billion in 2002, compared with $5.8 billion in 2001. The increase is primarily due to higher fixed annuity sales in both the advisor distribution channel and through third parties.

Net investment income, the largest component of revenues, increased by $76 million from the prior year. This increase primarily reflects the effect of credit related yield adjustments on fixed maturity investments in 2001 and higher invested asset levels in 2002, which were somewhat offset by lower portfolio yields in 2002, driven by investment portfolio repositioning as described below. Investment income also benefited from the effect of less depreciation in the S&P 500 this year on the value of options hedging outstanding equity indexed annuities, which is offset in the related provisions for losses and benefits.

Policyholder and contractholder charges, which consist primarily of cost of insurance charges on universal life-type policies, increased 7% to $523 million in 2002, compared with $490 million in 2001. This increase relates to the 10% growth in total life insurance inforce, which grew to $119 billion at December 31, 2002.

Management and other fees decreased 14 percent to $405 million in 2002, compared with $473 million in 2001. This decrease was primarily due to lower levels of average separate account assets, resulting primarily from market depreciation of equity securities as weak equity markets continued throughout the year. The Company provides investment management services for many of the mutual funds that are available as investment options for variable annuities and variable life insurance. The Company also receives mortality and expense risk fees from the separate accounts based on the level of assets.

Net realized losses on investments were $5 million in 2002, compared to net realized losses of $650 million in 2001. The 2002 net realized losses include $146 million from impairments recognized on available-for-sale securities during the year (including $45 million related to directly-held WorldCom debt holdings). The Company sold approximately $10.5 billion of its invested assets on a consolidated basis during 2002. In addition, approximately $3 billion in investments were redeemed during the year. The cash generated by these sales and redemptions has been or will be invested. The net realized loss for 2001 was comprised of a $143 million pretax net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities; a $227 million writedown in the second quarter to recognize the impact of higher default rate assumptions on certain structured investments; a $262 million writedown of lower-rated securities (most of which were sold during 2001) in the second quarter primarily in connection with the Company's decision to lower its risk profile by reducing the level of its high-yield fixed maturity investment portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $18 million of other net losses primarily related to the sale and write-down of other investments.

Total benefits and expenses increased to $2.4 billion in 2002 from $2.3 billion in 2001. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, increased 2% to $1.2 billion, reflecting the growth in fixed annuities in force and the effect of less depreciation in the S&P 500 on equity indexed annuities, despite lower interest crediting rates from the lower interest rate environment. The $56 million increase in total death and other benefits reflects higher insurance claims and a significant increase in guaranteed minimum death benefits on variable annuity contracts with $37 million expensed in 2002 versus $16 million in 2001. 2001's results also include an $11 million charge for anticipated insured loss claims from the September 11th terrorist attacks while 2002 results include a $7 million reversal of a portion of these reserves as a result of lower than anticipated insured loss claims. Deferred acquisition costs (DAC) of $3.3 billion and $3.1 billion are on the Company's balance sheet at December 31, 2002 and 2001, respectively. These balances are approximately $1.7 billion related to life and health insurance and $1.6 billion to annuities. In 2001, approximately $1.6 billion related to life and health insurance and $1.5 billion to annuities. Amortization of DAC decreased to $312 million in 2002, compared to $371 million in 2001. The decrease in 2002's amortization was primarily from the $67 million amortization increase in the first quarter of 2001 of DAC for variable annuity and insurance products as a result of the significant decline in equity-based separate account values and the associated fee revenues. In addition, during the third quarter of 2002 the Company completed a comprehensive review of its DAC related practices that resulted in a net increase in DAC amortization, as described below.

Other insurance and operating expenses increased to $438 million in 2002, compared to $408 million in 2001. This increase was primarily due to lower levels of expenses deferred in 2002 as described below and from business growth and technology costs related to growth initiatives.

The costs of acquiring new business, including for example, direct sales commissions, related sales incentive bonuses and awards, underwriting costs, policy issue costs and other related costs, have been deferred on the sale of insurance and annuity contracts. The DAC for universal life and variable universal life insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method. For traditional life, disability income and long-term care insurance policies, the costs are amortized in proportion to premium revenue.

Amortization of DAC requires the use of certain assumptions including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

Management monitors other principal DAC assumptions, such as persistency rates, mortality rates, interest margins and maintenance expense levels each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring process, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. In 2002, excluding the third quarter, the impact of resetting these assumptions, along with the impact of unfavorable equity market performance, was an acceleration of $22 million pretax of DAC amortization. Third quarter impacts are described below.

During the third quarter of 2002, the Company completed a comprehensive review of its DAC related practices. The specific areas reviewed included costs deferred, DAC amortization periods, customer asset value growth rate assumptions (which are typically reviewed on a quarterly basis) and other assumptions, including mortality rates and product persistency (which are typically updated on an annual basis in the third quarter). As a result of this review, the Company took certain actions that resulted in a net $37 million increase in expenses in the third quarter of 2002.

The Company reset its customer asset value growth rate assumptions for variable annuity and variable life products to anticipate near-term and long-term growth at an annual rate of 7%. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Prior to resetting these assumptions, the Company was projecting long-term customer asset value growth at 7.5% and near-term growth at approximately twice that rate. The impact of resetting these assumptions, along with the impact of unfavorable third quarter 2002 equity market performance, was an acceleration of $173 million pretax of DAC amortization.

Going forward, the Company intends to continue to use a mean reversion method as a guideline in setting the near-term customer asset value growth rate, also referred to as the mean reversion rate. In periods when market performance results in actual contract value growth at a rate different than that assumed, the Company will reassess the near-term rate in order to continue to project its best estimate of long-term growth. For example, if actual contract value growth during a quarter is less than 7% on an annualized basis, the Company would increase the mean reversion rate assumed over the near term to the rate needed to achieve the long-term annualized growth rate of 7% by the end of that period, assuming this long-term view is still appropriate.

The Company revised certain mortality and persistency assumptions for universal and variable universal life insurance products and fixed and variable annuity products to better reflect actual experience and future expectations. The Company updated the mortality table used in pricing universal and variable universal life products and in valuing the associated DAC. The most recently published life insurance industry mortality table was used as a starting point, and was then modified based on the Company's experience. The Company also observed that recent persistency of its universal life products was consistently better than expected, and determined the trend justified an improvement in assumed persistency rates. Additionally, the Company reviewed and updated persistency assumptions for fixed and variable deferred annuity products. The Company also reviewed the periods over which DAC is amortized for fixed and variable deferred annuity products. Analysis showed that significant volumes of advisor-distributed fixed annuities were expected to persist beyond the Company's ten-year DAC amortization period. As a result, the Company extended the amortization period from 10 to 15 years to be more consistent with the period over which significant profits were expected and that would result in a more appropriate matching of revenues and expense. Similarly, the Company made slight increases in the amortization periods used for certain blocks of advisor-distributed variable annuities. These changes, along with revised assumptions projecting more favorable persistency and mortality rates, resulted in a decrease in DAC expense of $155 million pretax.

Finally, the Company reviewed its acquisition costs to clarify those costs that vary with and are primarily related to the acquisition of new and renewable annuity and insurance contracts. The Company revised the types and amounts of costs deferred, in part to reflect the impact of advisor platform changes and the effects of related reengineering. This resulted in an increase in expense of $19 million pretax recognized in the third quarter of 2002.

The adjustments made to customer asset value growth rate assumptions should reduce the risk of adverse DAC adjustments going forward, while changes made to mortality and persistency assumptions and DAC amortization periods somewhat increase the risk of adverse adjustments. Overall, the Company believes it is less exposed to the risk of adverse DAC adjustments as a result of these changes. The changes relating to the types and amounts of costs deferred will somewhat accelerate the recognition of ongoing expenses, although the impact of this should be offset to some extent as reengineering and other cost control initiatives are expected to mitigate their impact.

2001 Compared to 2000:

Consolidated net loss was $65 million in 2001, compared to consolidated net income of $586 million in 2000. Consolidated loss before income tax benefit and cumulative effect of accounting change totaled $189 million in 2001, compared with consolidated income before income tax expense of $807 million in 2000. This decline was primarily the result of a $633 million increase in net realized loss on investments and a $245 million decrease in investment income.

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

Net realized losses on investments were $650 million in 2001, compared to net realized losses of $17 million in 2000. The net loss for the year was comprised of a $143 million pretax net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities; a $227 million writedown in the second quarter to recognize the impact of higher default rate assumptions on certain structured investments; a $262 million writedown of lower-rated securities (most of which were sold during 2001) in the second quarter primarily in connection with the Company's decision to lower its risk profile by reducing the level of its high-yield fixed maturity investment portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $18 million of other net losses primarily related to the sale and write-down of other investments.

Total benefits and expenses increased slightly to $2.3 billion in 2001 from $2.2 billion in 2000. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, decreased slightly to $1.1 billion, reflecting a slight decrease in fixed annuities in force and lower interest crediting rates due to the lower interest rate environment. Amortization of DAC increased to $371 million in 2001, compared to $362 million in 2000. The increase was primarily due to DAC unlocking adjustments (see footnote one of the attached financial statements for the definition of unlocking adjustments), which resulted in a net increase in amortization of $33.6 million in 2001 and a net decrease in amortization of $12.3 million in 2000. Amortization, excluding unlocking adjustments, was significantly less in 2001 than in 2000, due primarily to the significant drop in equity-based separate account values and associated fee revenue.

Other insurance and operating expenses increased to $408 million in 2001, compared to $379 million in 2000. This increase was primarily a result of business growth and technology costs related to growth initiatives.

Impact of Market Volatility on Results of Operations

Various aspects of the Company's business can be significantly impacted by equity market levels and other market-based factors. One of these items is the management fee revenue which is based on the market value of separate account assets. Other areas impacted by market volatility involve DAC (as noted above), structured investments and the variable annuity guaranteed minimum death benefit feature. The value of the Company's structured investment portfolio is impacted by various market factors. These investments include collateralized debt obligations and secured loan trusts (backed by high-yield bonds and bank loans), which are held by the Company through interests in special purpose entities. The carrying value of these investments is based on estimated cash flow projections, which are affected by factors such as default rates, persistency of defaults, recovery rates and interest rates, among others. Persistency of, or increases in, these default rates could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. Conversely, a decline in the default rates would result in higher values and would benefit future results of operations.

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in the value of the contract. A large portion of the Company's contracts containing a GMDB provision adjust once every six years. The periodic adjustment of these contracts can either increase or decrease the guaranteed amount though not below the amount invested adjusted for withdrawals. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Currently, the amount paid in excess of contract value is expensed when payable.

Certain Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to the recognition of impairment within the investment portfolio, deferred policy acquisition costs and insurance and annuity reserves.

Investments

All fixed maturity securities and marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss), net of the related deferred policy acquisition costs and income taxes. Gains and losses are recognized in the results of operations upon disposition of the securities using the specific identification method. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for fixed maturity securities include, but are not limited to, issuer downgrade, default or bankruptcy. The Company also considers the extent to which cost exceeds fair value, the duration of time of that decline, and management's judgment about the issuer's current and prospective financial condition. The charges are reflected in net realized gain
(loss) on investments within the Consolidated Statements of Income.

Fair value of fixed maturity and equity securities is generally based on quoted market prices. However, the Company's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations (CDOs) and secured loan trusts (SLTs) (backed by high-yield bonds and bank loans), which are not readily marketable. As a result, the carrying values of these structured investments are based on estimated cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments and, as such, are subject to change. If actual future cash flows are less than projected, additional losses would be realized.

The reserve for losses on mortgage loans on real estate is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate or the fair value of collateral. Additionally, the level of the reserve for losses considers other factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses and believes it is adequate to absorb estimated losses in the portfolio.

Deferred policy acquisition costs

The costs of acquiring new business, including for example, direct sales commissions, related sales incentive bonuses and awards, underwriting costs, policy issue costs and other related costs, have been deferred on the sale of insurance and annuity contracts. The DAC for universal life and variable universal life insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method. For traditional life, disability income and long-term care insurance policies, the costs are amortized in proportion to premium revenue.

Amortization of DAC requires the use of certain assumptions including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

Management monitors other principal DAC assumptions, such as persistency rates, mortality rates, interest margins and maintenance expense levels each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made.

Liabilities for future policy benefits

Liabilities for fixed and variable universal life insurance and fixed and variable deferred annuities are accumulation values.

Liabilities for equity indexed deferred annuities issued before 1999 are equal to the present value of guaranteed benefits and the intrinsic value of index-based benefits. Liabilities for equity indexed deferred annuities issued in 1999 or later are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates ranging from 5% to 9.5%, depending on year of issue, with an average rate of approximately 6.5%.

Liabilities for future benefits on traditional life insurance, principally term and whole life insurance, are based on the net level premium method, using anticipated mortality, policy persistency and interest earning rates. Anticipated mortality rates are based on established industry mortality tables, with modifications based on Company experience. Anticipated policy persistency rates vary by policy form, issue age and policy duration with persistency on level term and cash value plans generally anticipated to be better than persistency on yearly renewable term insurance plans. Anticipated interest rates range from 4% to 10%, depending on policy form, issue year and policy duration.

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

Liabilities for reported and unpaid life insurance claims are equal to the death benefits payable. For disability income and long-term care claims, unpaid claims liabilities are equal to benefit amounts due and accrued. Liabilities for incurred but not reported claims are estimated based on periodic analysis of the actual reported claim lag. Where applicable, amounts recoverable from reinsurers are separately recorded as receivables. For life insurance, no claim adjustment expense reserve is held. The claim adjustment expense reserves for disability income and long-term care are based on the claim reserves.

Risk Management

The sensitivity analysis discussed below estimates the effects of hypothetical sudden and sustained changes in the applicable market conditions of two different types of market risk on the ensuing year's earnings, based on year-end positions. The market changes, assumed to occur as of year-end, are a 100 basis point increase in market interest rates and a 10 percent decline in the value of equity securities held in separate accounts. Computations of the prospective effects of hypothetical interest rate and equity market changes are based on numerous assumptions, including relative levels of market interest rates and equity prices, as well as the levels of assets and liabilities. The hypothetical changes and assumptions will be different from what actually occur. Furthermore, the computations do not incorporate actions that management could take if the hypothetical market changes actually took place. As a result, actual earnings consequences will differ from those quantified below.

The Company primarily invests in fixed income securities over a broad range of maturities for the purpose of providing fixed annuity and fixed universal life contractholders with a competitive rate of return on their investments while controlling risk, and to provide a dependable and targeted spread between the interest rate earned on investments and the interest rate credited to contractholders' accounts. The Company does not invest in securities to generate short-term trading profits.

IDS Life and each of its insurance subsidiaries' investment committees meet periodically. With respect to IDS Life of New York and American Centurion Life, the full Board acts as the investment committee. At these meetings, the committee or Board reviews models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. The committee or Board also reviews the distribution of assets in the portfolio by type and credit risk sector. The objective of the committee or Board is to structure the investment security portfolio based upon the type and expected behavior of products in the liability portfolio so as to meet contractual obligations and to achieve targeted levels of profitability within defined risk parameters.

Rates credited to contract owners' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the investment committee's or Board's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contract owner's fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on the Company's investments approaches the guaranteed minimum interest rates on insurance or annuity contracts. This negative impact may be compounded by the fact that many of the Company's interest bearing investments are callable or prepayable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment.

The negative effect on the Company's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models to the book of business at December 31, 2002, would be approximately $11 million.

On a certain annuity product, the interest is credited to contractholders' accounts based upon the relative change in a major stock market index between the beginning and end of the product's term. As a means of hedging the Company's obligation under the provisions of this product, the committee's strategy is to purchase and write options on a major stock market index, and to purchase futures which are marked to market daily and exchange traded, exposing the Company to no counterparty risk. At December 31, 2002 equity-based derivatives with a net notional amount of $225 million were outstanding to hedge these equity market exposures.

The amount of the fee income the Company receives is based upon the daily market value of the separate account assets. As a result, the Company's fee income would be negatively impacted by a decline in the equity markets. Another part of the investment committee's strategy is to use index options to manage the equity market risk related to fee income. These derivatives help protect fee income by providing option income when there is a significant decline in the equity markets. The Company did not have equity-based derivatives outstanding at December 31, 2002 for this purpose.

The negative effect on the Company's pretax earnings of a 10 percent decline in equity prices would be approximately $23 million based on separate account assets under management as of December 31, 2002.

Liquidity and Capital Resources

The liquidity requirements of the Company are generally met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities, periodic repayments of investment principal and capital contributions. Maturities of the Company's investments is largely matched with the expected future payments of insurance and annuity obligations.

The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases.

The Company has available lines of credit with AEFC aggregating $200 million ($100 million committed and $100 million uncommitted). There were no borrowings outstanding at December 31, 2002. At December 31, 2002, the Company had outstanding reverse repurchase agreements totaling $225 million. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

At December 31, 2002, investments in fixed maturities comprised 84 percent of the Company's total invested assets and primarily include corporate debt, mortgage and other asset-backed securities. Approximately 49 percent is invested in GNMA, FNMA and FHLMC mortgage-backed securities which are considered AAA quality. The Company's corporate securities comprise a diverse portfolio with the largest concentrations accounting for approximately 63 percent of the portfolio, in the following industries: banking and finance, utilities, communication and media and transportation.

At December 31, 2002, approximately 7 percent of the Company's investments in fixed maturities were below investment grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as a recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other-than-temporary, and has written them down to fair value with a charge to earnings.

During 2002, the Company continued to hold investments in CDOs and SLTs, some of which are also managed by a related party. The Company invested in CDOs and SLTs as part of its investment strategy in order to pay a competitive rate to contractholders' accounts. The Company's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of December 31, 2002, the carrying values of the CDO residual tranches and SLT notes were $13 million and $657 million, respectively. CDOs and SLTs are illiquid investments. As an investor in the residual tranche of CDOs, the Company's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of SLTs, the Company's return is based on a reference portfolio of loans. The carrying value of the CDO and SLT investments and the Company's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by the Company. Although the exposure associated with the Company's investment in CDOs and SLTs is limited to the carrying value of such investments, they are volatile investments and have a substantial degree of risk associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than the Company's exposure. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of the Company's investment return with respect to the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the carrying amount.

During 2001, the Company placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, (collectively referred to as transferred assets), having an aggregate book value of $675 million, into a securitization trust. In return, the Company received $90 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $586 million. As of December 31, 2002, the retained interests had a carrying value of $562 million, of which $388 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

At December 31, 2002, net unrealized gains on available-for-sale fixed maturity securities included $1,029 million of gross unrealized gains and $186 million of gross unrealized losses. The Company does not classify fixed maturity securities as held-to-maturity.

At December 31, 2002, the Company had a reserve for losses on mortgage loans totaling $35 million and on real estate investments totaling $nil.

In 2002, the Company received capital contributions from AEFC totaling $400 million and paid dividends of $70 million to AEFC.

The economy and other factors cause insurance companies to go under regulatory supervision. These situations result in assessments by state guaranty associations to cover losses to policyholders of insolvent or rehabilitated companies. Some assessments can be partially recovered through a reduction in future premium taxes in certain states. The Company established an asset for guaranty association assessments paid to those states allowing a reduction in future premium taxes over a reasonable period of time. The asset is being amortized as premium taxes are reduced. The Company has also estimated the potential effect of future assessments on the Company's financial position and results of operations and has established a reserve for such potential assessments.

The National Association of Insurance Commissioners (NAIC) established risk-based capital (RBC) standards for life insurance companies to determine capital requirements based upon the risks inherent in its operations. These standards require the computation of a RBC amount which is then compared to a company's actual total adjusted statutory capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level RBC is below certain levels. As of December 31, 2002, the Company's total adjusted capital was well in excess of the levels requiring regulatory attention. In 2003, any dividend distributions in excess of 10 percent of the statutory capital of the Company would require approval of the Department of Commerce of the State of Minnesota.

Forward-Looking Statements

Certain statements in item #7 of this Form 10-K Annual Report contain forward-looking statements which are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its managed assets, management and other fees received based on those assets and the amount of amortization of DAC; potential deterioration in high-yield and other investments, which could result in further losses in the Company's investment portfolio; changes in assumptions relating to DAC which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; negative changes in the Company's and its subsidiaries' credit ratings; increasing competition in all the Company's major businesses; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving CDOs and SLTs that the Company invests in which could affect both the Company's balance sheet and results of operations; and outcomes of litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Management's Discussion and Analysis of financial condition and results of operations under the section titled Risk Management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.   Financial Statements and Schedules Required under Regulation S-X.

     Index to financial statements

       The following consolidated financial statements of IDS Life Insurance Company are included in Item 8:

       Report of Independent Auditors                                      24

       Consolidated Balance Sheets at December 31, 2002 and 2001           25-26

       Consolidated Statements of Income for the years ended
         December 31, 2002, 2001 and 2000                                  27

       Consolidated Statements of Stockholder's Equity for the years ended
         December 31, 2002, 2001 and 2000                                  28-29

       Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000                                  30-31

       Notes to Consolidated Financial Statements                          32-51

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The CEO and CFO also note that subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (b)  Reports on Form 8-K filed in the fourth quarter of 2002.

          Form 8-K, dated November 20, 2002, Item 5, reporting that the Company has entered into an agreement with an outside party to become the primary provider of long-term care insurance policies effective January 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IDS LIFE INSURANCE COMPANY
                                   Registrant


3/27/2003                   By /s/ Timothy V. Bechtold
                               ----------------------------------------
Date                               Timothy V. Bechtold, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


3/27/2003                   By /s/ Gumer C. Alvero
                               ----------------------------------------
Date                               Gumer C. Alvero, Director and Executive Vice
                                   President - Annuities


3/27/2003                   By /s/ Timothy V. Bechtold
                               ----------------------------------------
Date                               Timothy V. Bechtold, President


3/27/2003                   By /s/ Barry J. Murphy
                               ----------------------------------------
Date                               Barry J. Murphy, Director


3/27/2003                   By /s/ Stephen W. Roszell,
                               ----------------------------------------
Date                               Stephen W. Roszell, Director


3/27/2003                   By /s/ Bridget M. Sperl
                               ----------------------------------------
Date                               Bridget M. Sperl, Executive Vice President -
                                   Client Services


3/27/2003                   By /s/ John T. Sweeney
                               ----------------------------------------
Date                               John T. Sweeney, Executive Vice
                                   President - Finance


3/27/2003                   By /s/ Philip C. Wentzel
                               ----------------------------------------
Date                               Philip C. Wentzel, Vice President and
                                   Controller

Report of Independent Auditors

The Board of Directors
IDS Life Insurance Company

We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly-owned subsidiary of American Express Financial Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


January 27, 2003
Minneapolis, Minnesota

                                            IDS LIFE INSURANCE COMPANY
                                            CONSOLIDATED BALANCE SHEETS
                                                   December 31,
                                       (In thousands, except share amounts)

ASSETS                                                                                    2002            2001

Investments:
   Available-for-sale:
     Fixed maturities, at fair value (amortized cost: 2002, $23,209,226; 2001,
       $20,022,072)                                                                    $24,052,104      $20,157,137
      Common stocks, at fair value (cost: 2002,
       $19; 2001, $805)                                                                         21            1,704
   Mortgage loans on real estate                                                         3,417,651        3,680,394
   Policy loans                                                                            597,144          619,571
   Other investments                                                                       752,558          621,897
                                                                                    --------------   --------------
        Total investments                                                               28,819,478       25,080,703

Cash and cash equivalents                                                                4,424,061        1,150,251

Amounts recoverable from reinsurers                                                        633,510          529,166
Amounts due from brokers                                                                       501           90,794
Other accounts receivable                                                                   56,245           46,349
Accrued investment income                                                                  296,595          278,199
Deferred policy acquisition costs                                                        3,309,783        3,107,187
Deferred income taxes, net                                                                      --          156,308
Other assets                                                                               117,788          123,246
Separate account assets                                                                 21,980,674       27,333,697
                                                                                      ------------     ------------

        Total assets                                                                   $59,638,635      $57,895,900
                                                                                       ===========      ===========

                           See accompanying notes to consolidated financial statements.

                                            IDS LIFE INSURANCE COMPANY
                                      CONSOLIDATED BALANCE SHEETS (continued)
                                                   December 31,
                                       (In thousands, except share amounts)


LIABILITIES AND STOCKHOLDER'S EQUITY                                                       2002             2001

Liabilities:
  Future policy benefits:
     Fixed annuities                                                                   $23,411,314      $19,592,273
     Universal life-type insurance                                                       3,515,010        3,433,904
     Traditional life insurance                                                            247,441          241,165
     Disability income and long-term care insurance                                      1,466,171        1,227,172
  Policy claims and other policyholders' funds                                              85,400           71,879
  Amounts due to brokers                                                                 3,342,989        1,740,031
  Deferred income taxes, net                                                               182,059               --
  Other liabilities                                                                        463,326          437,017
  Separate account liabilities                                                          21,980,674       27,333,697
                                                                                     -------------    -------------

          Total liabilities                                                             54,694,384       54,077,138
                                                                                     -------------    -------------
Commitments and contingencies

Stockholder's equity:
  Capital stock, $30 par value per share;
    100,000 shares authorized, issued and outstanding                                        3,000            3,000
  Additional paid-in capital                                                             1,088,327          688,327
  Accumulated other comprehensive income, net of tax:
    Net unrealized securities gains                                                        497,319           83,443
    Net unrealized derivative gains (losses)                                                   764            1,332
                                                                                    --------------  ----------------
          Total accumulated other comprehensive income                                     498,083           84,775
  Retained earnings                                                                      3,354,841        3,042,660
                                                                                     -------------    -------------
          Total stockholder's equity                                                     4,944,251        3,818,762
                                                                                     -------------    -------------

Total liabilities and stockholder's equity                                             $59,638,635      $57,895,900
                                                                                       ===========      ===========


                           See accompanying notes to consolidated financial statements.

                                            IDS LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                             Years ended December 31,
                                                   (In thousands)

                                                                        2002             2001              2000
                                                                   ------------     -------------     ---------
REVENUES
   Premiums:
     Traditional life insurance                                    $   67,978        $   59,415       $   56,187
     Disability income and long-term care insurance                   273,737           255,428          231,311
                                                                    ---------         ---------        ---------

           Total premiums                                             341,715           314,843          287,498

   Net investment income                                            1,561,856         1,485,688        1,730,605
   Policyholder and contractholder charges                            522,777           489,583          438,127
   Management and other fees                                          404,787           473,406          598,168
   Net realized loss on investments                                    (4,507)         (649,752)         (16,975)
                                                                    ----------        ----------       ----------

           Total revenues                                           2,826,628         2,113,768        3,037,423
                                                                    ---------         ---------        ---------

BENEFITS AND EXPENSES
   Death and other benefits:
     Traditional life insurance                                        36,881            35,519           29,042
     Universal life-type insurance and investment contracts           221,544           175,247          131,467
     Disability income and long-term care insurance                    52,962            44,725           40,246
   Increase in liabilities for future policy benefits:
     Traditional life insurance                                         2,768             7,231            5,765
     Disability income and long-term care insurance                   134,605           123,227          113,239
   Interest credited on universal life-type insurance and
     investment contracts                                           1,157,636         1,137,636        1,169,641
   Amortization of deferred policy acquisition costs                  312,402           371,342          362,106
   Other insurance and operating expenses                             437,823           407,798          378,653
                                                                    ---------         ---------        ---------

           Total benefits and expenses                              2,356,621         2,302,725        2,230,159
                                                                    ---------         ---------        ---------

Income (loss) before income tax expense (benefit) and
   cumulative effect of accounting change                             470,007          (188,957)         807,264

Income tax expense (benefit)                                           87,826          (145,222)         221,627
                                                                    ---------         ----------       ---------

Income (loss) before cumulative effect of accounting change
                                                                      382,181           (43,735)         585,637

Cumulative effect of accounting change (net of income tax
   benefit of $11,532)                                                     --           (21,416)              --
                                                                    ---------         ----------       ---------

Net income (loss)                                                  $  382,181        $  (65,151)      $  585,637
                                                                   ==========        ===========      ==========

                           See accompanying notes to consolidated financial statements.

                                              IDS LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                    For the three years ended December 31, 2002
                                                  (In thousands)
                                                                                Accumulated
                                                                                   other
                                                               Additional      comprehensive                         Total
                                                   Capital       paid-in      income (loss),       Retained      stockholder's
                                                    stock        capital        net of tax         earnings          equity

Balance, January 1, 2000                            $3,000        $288,327         $(411,230)     $2,932,174       $2,812,271
Comprehensive income:
    Net income                                           -               -                 -         585,637          585,637
    Net unrealized holding gains on
       available-for-sale securities arising
       during the year, net of deferred
       policy acquisition costs of ($5,154)
       and income tax expense of ($46,921)               -               -            87,138               -           87,138
    Reclassification adjustment for
       gains included in net income, net
       of  income tax expense of $5,192                  -               -            (9,642)              -           (9,642)
                                                                                      ------                           ------
    Other comprehensive income                           -               -            77,496               -           77,496
                                                                                      ------                           ------

    Comprehensive income                                 -               -                 -               -          663,133
Cash dividends                                           -               -                 -        (410,000)        (410,000)
                                                    ------        --------         ---------       ----------      -----------

Balance, December 31, 2000                           3,000         288,327          (333,734)      3,107,811        3,065,404
Comprehensive income:
    Net loss                                             -               -                 -         (65,151)         (65,151)
    Cumulative effect of adopting SFAS No.
       133, net of income tax benefit of $626
                                                         -               -            (1,162)              -           (1,162)
    Net unrealized holding losses on
       available-for-sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of ($20,191) and income tax
       benefit of $6,064                                 -               -           (11,262)              -          (11,262)
    Reclassification adjustment for losses on
       available-for-sale securities included
       in net loss, net of income tax benefit
       of $228,003                                       -               -           423,434               -          423,434
    Reclassification adjustment for losses on
       derivatives included in net loss, net
       of income tax benefit of $4,038
                                                         -               -             7,499               -            7,499
                                                                                   ---------                       -----------
    Other comprehensive income                           -               -           418,509               -          418,509
                                                                                    --------                       ----------
    Comprehensive income                                 -               -                 -               -          353,358
Capital contribution                                     -         400,000                 -                          400,000
                                                    ------        --------         ---------      -----------      ----------

Balance, December 31, 2001                          $3,000        $688,327         $  84,775      $3,042,660       $3,818,762


                           See accompanying notes to consolidated financial statements.

                                            IDS LIFE INSURANCE COMPANY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                         (continued) For the three years ended December 31, 2002
                                                  (In thousands)

                                                                                 Accumulated
                                                                                    other
                                                                Additional      comprehensive                         Total
                                                  Capital        paid-in       income (loss),       Retained      stockholder's
                                                   stock         capital         net of tax         earnings         equity

Balance, December 31, 2001                          $3,000      $  688,327          $ 84,775      $3,042,660       $3,818,762
Comprehensive income:
    Net income                                           -               -                 -         382,181          382,181
    Net unrealized holding gains on
       available-for-sale securities arising
       during the year, net of deferred
       policy acquisition costs of ($75,351)
       and income tax expense of ($228,502)              -               -           424,360               -          424,360
    Reclassification adjustment for gains on
       available-for-sale securities included
       in net income, net of income tax
       expense of $5,645                                 -               -           (10,484)              -          (10,484)
    Reclassification adjustment for gains  on
       derivatives included in net income,
       net of income tax expense of $305                 -               -              (568)              -             (568)
                                                                                    --------                       ----------
    Other comprehensive income                           -               -           413,308               -          413,308
                                                                                    --------                       ----------
    Comprehensive income                                 -               -                 -               -          795,489
Cash dividends                                           -                                 -         (70,000)         (70,000)
Capital contribution                                     -         400,000                 -               -          400,000
                                                    ------      ----------          --------      -----------      -----------
Balance, December 31, 2002                          $3,000      $1,088,327          $498,083      $3,354,841       $4,944,251
                                                    ======      ==========          ========      ==========       ==========


                           See accompanying notes to consolidated financial statements.

                                            IDS LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Years ended December 31,
                                                  (In thousands)
                                                                                     2002            2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $ 382,181       $ (65,151)        $ 585,637
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change, net of tax                                 --          21,416                --
     Policy loans, excluding universal life-type insurance:
       Issuance                                                                    (35,345)        (43,687)          (61,313)
       Repayment                                                                    49,256          54,004            56,088
     Change in amounts recoverable from reinsurers                                (104,344)       (112,686)          (89,312)
     Change in other accounts receivable                                            (9,896)         (4,025)            6,254
     Change in accrued investment income                                            (5,139)         56,729             8,521
     Change in deferred policy acquisition costs, net                             (277,947)       (175,723)         (291,634)
     Change in liabilities for future policy benefits for
       traditional life, disability income and long-term care
       insurance                                                                   245,275         223,177           206,377
     Change in policy claims and other policyholder's funds                         13,521          19,812            27,467
     Deferred income tax provision (benefit)                                       116,995        (246,205)           37,704
     Change in other liabilities                                                    26,309         (24,509)         (120,256)
     Amortization of premium, net                                                   65,869         108,958            37,909
     Net realized loss on investments                                                4,507         649,752            16,975
     Policyholder and contractholder charges, non-cash                            (232,725)       (217,496)         (151,745)
     Other, net                                                                     13,820         (83,023)           (9,279)
                                                                                 ---------        ---------        ---------

       Net cash provided by operating activities                                 $ 252,337       $ 161,343         $ 259,393

                           See accompanying notes to consolidated financial statements.


                                            IDS LIFE INSURANCE COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                             Years ended December 31,
                                                  (In thousands)

                                                                         2002              2001             2000
CASH FLOWS FROM INVESTING ACTIVITIES
  Held-to-maturity securities:
     Purchases                                                      $          -       $         -      $    (4,487)
     Maturities, sinking fund payments and calls                               -                 -          589,742
     Sales                                                                     -                 -           50,067
  Available-for-sale securities:
     Purchases                                                       (16,287,891)       (9,477,740)      (1,454,010)
     Maturities, sinking fund payments and calls                       3,078,509         2,706,147        1,019,403
     Sales                                                            10,093,228         5,493,141        1,237,116
  Other investments, excluding policy loans:
     Purchases                                                          (543,843)         (442,876)        (706,082)
     Sales                                                               509,588           370,636          435,633
  Change in amounts due from brokers                                      90,293           (75,492)         (15,157)
  Change in amounts due to brokers                                     1,602,958         1,293,684          298,236
                                                                    ------------        ----------      -----------

       Net cash (used in) provided by investing activities            (1,457,158)         (132,500)       1,450,461
                                                                    -------------      ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Activities related to universal life-type insurance and
     investment contracts:
     Considerations received                                           4,638,111         2,088,114        1,842,026
     Surrenders and other benefits                                    (1,655,631)       (2,810,401)      (3,974,966)
     Interest credited to account balances                             1,157,636         1,137,636        1,169,641
  Universal life-type insurance policy loans:
     Issuance                                                            (80,831)          (83,720)        (134,107)
     Repayment                                                            89,346            72,805           82,193
  Capital contribution                                                   400,000           400,000                -
  Dividends paid                                                         (70,000)                -         (410,000)
                                                                         -------        ----------      -----------
       Net cash provided by (used in) financing activities             4,478,631           804,434       (1,425,213)
                                                                    ------------        ----------      -----------
  Net increase in cash and cash equivalents                            3,273,810           833,277          284,641
  Cash and cash equivalents at beginning of year                       1,150,251           316,974           32,333
                                                                    ------------        ----------      -----------
  Cash and cash equivalents at end of year                          $  4,424,061       $ 1,150,251      $   316,974
                                                                    ============       ===========      ===========
  Supplemental disclosures:
     Income taxes paid                                              $          -       $         -      $   225,704
     Interest on borrowings                                                7,906            23,688            3,299

          See accompanying notes to consolidated financial statements.


                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1.   Summary of significant accounting policies

     Nature of business

     IDS Life Insurance Company (the Company) is a stock life insurance company organized under the laws of the State of Minnesota whose products are primarily distributed through branded financial advisors. The Company is a wholly-owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly-owned subsidiary of American Express Company. The Company serves residents of all states except New York. IDS Life Insurance Company of New York is a wholly-owned subsidiary of the Company and serves New York State residents. The Company also wholly-owns American Enterprise Life Insurance Company, which issues fixed and variable annuity contracts for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks. American Centurion Life Assurance Company is a wholly-owned subsidiary that offers fixed and variable annuities to American Express(R) Cardmembers and others in New York and through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks, in New York. American Partners Life Insurance Company is a wholly-owned subsidiary that offers fixed and variable annuities to American Express(R) Cardmembers and others who reside in states other than New York. The Company also wholly-owns IDS REO 1, LLC and American Express Corporation. These subsidiaries hold real estate, mortgage loans on real estate and/or affordable housing investments.

     The Company's principal products are deferred annuities and universal life insurance which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. The Company's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, the Company has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on any increase in a broad-based stock market index. The Company also offers variable annuities, including the American Express Retirement Advisor AdvantageSM Variable Annuity and the American Express Retirement Advisor SelectSM Variable Annuity. Life insurance products currently offered by the Company include universal life (fixed and variable, single life and joint life), single premium life and term products. Waiver of premium and accidental death benefit riders are generally available with these life insurance products. The Company also markets disability income insurance. Although the Company discontinued marketing proprietary long-term care insurance at the end of 2002, long-term care insurance is available through a non-proprietary product distributed by an affiliate.

     Under the Company's variable life insurance and variable annuity products described above, the purchaser may choose among investment options that include the Company's "general account" as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

     Basis of presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

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

     Revenue Recognition

     Profits on fixed deferred annuities are the excess of contractholder charges and investment income earned from investment of contract considerations over interest credited to contract values, amortization of deferred acquisition costs, and other expenses. Profits on variable deferred annuities also include the excess of management and other fees over the costs of guaranteed benefits provided. Policyholder and contractholder charges include policy fees and surrender charges. Management and other fees include investment management fees from underlying proprietary mutual funds, certain fee revenues from underlying nonproprietary mutual funds and mortality and expense risk fees from the variable annuity separate accounts.

     Profits on fixed universal life insurance are the excess of contractholder charges and investment income earned from investment of contract considerations over interest credited to contract values, death and other benefits paid in excess of contract values, amortization of deferred acquisition costs, and other expenses. Profits on variable universal life insurance also include management and other fees. Policyholder and contractholder charges include the monthly cost of insurance charges, issue and administrative fees and surrender charges. These charges also include the minimum death benefit guarantee fees received from the variable life insurance separate accounts. Management and other fees include investment management fees from underlying proprietary mutual funds, certain fee revenues from underlying nonproprietary mutual funds and mortality and expense risk fees from the variable life insurance separate accounts.

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

     Investments - Fixed maturity and equity securities

     All fixed maturity securities and marketable equity securities are classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are carried as a separate component of accumulated other comprehensive income (loss), net of the related deferred policy acquisition costs and income taxes. Gains and losses are recognized in the results of operations upon disposition of the securities using the specific identification method. In addition, losses are also recognized when management determines that a decline in a security's fair value is other-than-temporary, which requires judgment regarding the amount and timing of recovery.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     Indicators of other-than-temporary impairment for fixed maturity securities include, but are not limited to, issuer downgrade, default, or bankruptcy. The Company also considers the extent to which cost exceeds fair value, the duration of time of that decline, and management's judgment about the issuer's current and prospective financial condition. The charges are reflected in net realized loss on investments within the Consolidated Statements of Income.

     Fair value of fixed maturity and equity securities is generally based on quoted market prices. However, the Company's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations (CDOs) and secured loan trusts (backed by high-yield bonds and bank loans), which are not readily marketable. As a result, the carrying values of these structured investments are based on estimated cash flow projections which require a significant degree of management judgment as to default and recovery rates of the underlying investments and, as such, are subject to change. The Company's CDO investments are accounted for in accordance with Emerging Issues Task Force
     (EITF) Issue 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". The Company's secured loan trusts are accounted for in accordance with EITF Issue 96-12 "Recognition of Interest Income and Balance Sheet Classification of Structured Notes".

     Net investment income, which primarily consists of interest earned on fixed maturity securities, is generally accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums, discounts and anticipated prepayments on mortgage-backed securities. Prepayment estimates are based on information received from brokers who deal in mortgage-backed securities.

     Investments - Mortgage loans on real estate

     Mortgage loans on real estate reflect principal amounts outstanding less reserves for losses. The estimated fair value of the mortgage loans is determined by discounted cash flow analyses using mortgage interest rates currently offered for mortgages of similar maturities.

     The reserve for losses is measured as the excess of the loan's recorded investment over its present value of expected principal and interest payments discounted at the loan's effective interest rate or the fair value of collateral. Additionally, the level of the reserve for losses considers other factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the reserve for mortgage loan losses and believes it is adequate to absorb estimated losses in the portfolio.

     The Company generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

     Investments - Policy loans

     Policy loans are carried at the aggregate of the unpaid loan balances, which do not exceed the cash surrender values of the related policies.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     Investment - Other investments

     Included in Other investments are affordable housing investments, trading securities, syndicated loans and real estate. Affordable housing investments are carried at amortized cost as the Company has no influence over the operating or financial policies of the general partner. Trading securities are held at fair market value with changes in value recognized in the Consolidated Statements of Income within Net investment income. Syndicated loans reflect principal amounts outstanding less reserves for losses and real estate is carried at its estimated fair value.

     Cash and cash equivalents

     The Company considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost, which approximates fair value.

     Deferred policy acquisition costs

     The costs of acquiring new business, including for example, direct sales commissions, related sales incentive bonuses and awards, underwriting costs, policy issue costs and other related costs, have been deferred on the sale of insurance and annuity contracts. The deferred acquisition costs
     (DAC) for universal life and variable universal life insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method. For traditional life, disability income and long-term care insurance policies, the costs are amortized in proportion to premium revenue.

     Amortization of DAC requires the use of certain assumptions including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

     Management monitors other principal DAC assumptions, such as persistency rates, mortality rate, interest margin and maintenance expense level assumptions each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year.

     When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. These adjustments are collectively referred to as unlocking

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     adjustments. Unlocking adjustments resulted in net increases in amortization of $40,000 in 2002 and $33,600 in 2001, with a net decrease in amortization of $12,300 in 2000.

     Guaranteed Minimum Death Benefits

     The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee that the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in value of the contract. A large portion of the Company's contracts containing a GMDB provision adjust once every six years. The periodic adjustment of these contracts can either increase or decrease the guaranteed amount, though not below the amount invested, adjusted for withdrawals. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Currently, the amount paid in excess of contract value is expensed when payable. Amounts expensed in 2002, 2001 and 2000 were $37,361, $16,202 and $835, respectively.

     Liabilities for future policy benefits

     Liabilities for fixed and variable universal life insurance and fixed and variable deferred annuities are accumulation values.

     Liabilities for equity indexed deferred annuities issued before 1999 are equal to the present value of guaranteed benefits and the intrinsic value of index-based benefits. Liabilities for equity indexed deferred annuities issued in 1999 or later are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

     Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates ranging from 5% to 9.5%, depending on year of issue, with an average rate of approximately 6.5%.

     Liabilities for future benefits on traditional life insurance, principally term and whole life insurance, are based on the net level premium method, using anticipated mortality, policy persistency and interest earning rates. Anticipated mortality rates are based on established industry mortality tables, with modifications based on Company experience. Anticipated policy persistency rates vary by policy form, issue age and policy duration with persistency on level term and cash value plans generally anticipated to be better than persistency on yearly renewable term insurance plans. Anticipated interest rates range from 4% to 10%, depending on policy form, issue year and policy duration.

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

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

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

     Liabilities for reported and unpaid life insurance claims are equal to the death benefits payable. For disability income and long-term care claims, unpaid claims liabilities are equal to benefit amounts due and accrued. Liabilities for incurred but not reported claims are estimated based on periodic analysis of the actual reported claim lag. Where applicable, amounts recoverable from reinsurers are separately recorded as receivables. For life insurance, no claim adjustment expense reserve is held. The claim adjustment expense reserves for disability income and long-term care are based on the claim reserves.

     The Company does not issue participating insurance contracts and has no short-duration life insurance liabilities.

     Reinsurance

     Reinsurance premiums and benefits paid or provided are accounted for on a basis consistent with that used in accounting for original policies issued and with the terms of the reinsurance contracts.

     The maximum amount of life insurance risk retained by the Company is $750 on any policy insuring a single life and $1,500 on any policy insuring a joint-life combination. The Company generally retains 10% of the mortality risk on new life insurance policies. Risk not retained is reinsured with other life insurance companies. Risk on universal life and variable universal life policies is reinsured on a yearly renewable term basis. Risk on term insurance and long-term care policies is reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk.

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

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

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

     Accounting developments

     In July 2000, the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) issued a consensus on Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company adopted the consensus as of January 1, 2001. Issue 99-20 prescribes procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affects the Company's CDO investments. Adoption of the consensus required the Company to adjust the carrying amount of these investments downward by $21,416, net of tax, which is reflected as a cumulative effect of accounting change in the Consolidated Statement of Income.

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to other comprehensive income, depending on the instrument's designated use.
     The adoption of SFAS No. 133 resulted in a cumulative after-tax reduction to other comprehensive income of $1,162. The cumulative impact to earnings was not significant. See Note 8 for further discussion of the Company's derivative and hedging activities.

     SFAS No. 133 also provided a one-time opportunity to reclassify held-to-maturity security investments to available-for-sale without tainting the remaining securities in the held-to-maturity portfolio. The Company elected to take the opportunity in 2001 to reclass all its held-to-maturity investments to available-for-sale.

     The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which superseded SFAS No. 125. The Statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The impact on the Company's financial position or results of operations of adopting the Statement was not significant.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

1.   Summary of significant accounting policies (continued)

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements for VIEs existing at December 31, 2002, are fully effective for reporting periods beginning after June 15, 2003. An entity shall be subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual return of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

     It is likely that the Company will consolidate or disclose information about VIEs when FIN 46 becomes effective in the third quarter of 2003. The entities primarily impacted by FIN 46 relate to structured investments, including CDOs and secured loan trusts (SLTs), which are owned by the Company. The application of FIN 46 for CDOs and SLTs will have no effect on the cash flows of the Company. The CDO entities contain debt issued to investors, which are non-recourse to the Company and are solely supported by portfolios of high-yield bonds and loans. The Company often invests in the residual and rated debt tranches of the CDO structures that are either managed by a related party or a third-party. With regards to those CDOs in which the Company owns a residual tranche and which a related party manages, the portfolios of high-yield bonds and loans have a fair value at December 31, 2002 of approximately $2.0 billion for the benefit of the $2.7 billion in CDO debt investors.

     Substantially all of the Company's interest in the rated debt tranches along with rated tranches owned by AEFC were placed in a securitization trust described in Note 2. The SLTs provide returns to investors primarily based on the performance of an underlying portfolio of up to $3.3 billion in high-yield loans. Currently, the underlying portfolio consists of $2.9 billion in high-yield loans with a market value of $2.6 billion, which are managed by a related party.

     While the potential consolidation of these entities may impact the results of operations at adoption and for each reporting period thereafter, the Company's maximum exposure to economic loss as a result of its investment in these entities is represented by the carrying values at December 31, 2002 because any further reduction in the value of the assets will be absorbed by the non-recourse debt or other unrelated entities. The CDO residual tranches have an adjusted cost basis of $13,363 and the SLTs have an adjusted cost basis of $656,565.

     The Company continues to evaluate other relationships and interests in entities that may be considered VIEs, including affordable housing investments. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments

     Fixed maturity and equity securities

     The following is a summary of securities available-for-sale at December 31, 2002:

                                                                       Gross            Gross
                                                       Amortized    Unrealized       Unrealized           Fair
     Fixed maturities:                                    Cost         Gains           Losses            Value

       U.S. Government agency obligations            $    84,075    $   12,015       $    687         $    95,403
       State and municipal obligations                    29,202         2,522              -              31,724
       Corporate bonds and obligations                 9,614,296       611,060        116,345          10,109,011
       Mortgage and other asset-backed
         securities                                   12,145,797       393,342         10,067          12,529,072
       Structured investments                          1,306,245         2,112         59,101           1,249,256
       Foreign government bonds and obligations           29,611         8,027              -              37,638
                                                     -----------    ----------       --------         -----------
     Total fixed maturity securities                 $23,209,226    $1,029,078       $186,200         $24,052,104
                                                     ===========    ==========       ========         ===========

     Common stocks                                   $        19    $        2       $      -         $        21
                                                     ===========    ==========       ========         ===========

     The amortized cost and fair value of fixed maturity securities at December 31, 2002 by contractual maturity are as follows:
                                                      Amortized         Fair
                                                        Cost            Value
    Due within one year                              $   768,066    $   779,833
    Due from one to five years                         2,740,513      2,887,899
    Due from five to ten years                         5,865,084      6,165,165
    Due in more than ten years                         1,689,766      1,690,135
    Mortgage and other asset-backed securities        12,145,797     12,529,072
                                                     -----------    -----------
         Total                                       $23,209,226    $24,052,104
                                                     ===========    ===========

     The timing of actual receipts may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments (continued)

     The following is a summary of securities available-for-sale at December 31, 2001:

                                                                       Gross         Gross
                                                      Amortized      Unrealized    Unrealized       Fair
     Fixed maturities:                                   Cost          Gains        Losses          Value
       U.S. Government agency obligations            $    31,074      $  2,190      $     56     $    33,208
       State and municipal obligations                     7,826           149             -           7,975
       Corporate bonds and obligations                10,281,693       272,539       113,061      10,441,171
       Mortgage and other asset-backed
         securities                                    8,292,576       103,109        32,801       8,362,884
       Structured investments                          1,377,195         3,793       105,304       1,275,684
       Foreign government bonds and obligations
                                                          31,708         4,507             -          36,215
                                                     -----------       -------      --------     -----------
     Total fixed maturity securities                 $20,022,072      $386,287      $251,222     $20,157,137
                                                     ===========      ========      ========     ===========

     Common stocks                                   $       805      $    899      $      -     $     1,704
                                                     ===========      ========      ========     ===========

     Pursuant to the adoption of SFAS No. 133 the Company reclassified all held-to-maturity securities with a carrying value of $6,463,613 and net unrealized gains of $8,185 to available-for-sale as of January 1, 2001.

     At December 31, 2002 and 2001, bonds carried at $14,523 and $14,639, respectively, were on deposit with various states as required by law.

     At December 31, 2002, fixed maturity securities comprised approximately 84 percent of the Company's total investments. These securities are rated by Moody's and Standard & Poor's (S&P), except for approximately $1.4 billion of securities which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. Ratings are presented using S&P's convention and if the two agencies' ratings differ, the lower rating is used. A summary of fixed maturity securities, at fair value, by rating on December 31, is as follows:

           Rating                                     2002              2001
     AAA                                               53%               45%
     AA                                                 1                 1
     A                                                 14                15
     BBB                                               25                34
     Below investment grade                             7                 5
                                                      ---               ---
        Total                                         100%              100%
                                                      ===               ===

     At December 31, 2002, approximately 93 percent of the securities rated AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than ten percent of stockholder's equity.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments (continued)

     Available-for-sale securities were sold during 2002 with proceeds of $10,093,228 and gross realized gains and losses of $297,477 and $135,824, respectively. Available-for-sale securities were sold during 2001 with proceeds of $5,493,141 and gross realized gains and losses of $116,565 and $390,732, respectively. Available-for-sale securities were sold during 2000 with proceeds of $1,237,116 and gross realized gains and losses of $25,101 and $21,147, respectively.

     During the years ended December 31, 2002, 2001, and 2000, the Company also recognized losses of $145,524, $348,730, and $38,816 respectively due to other-than-temporary impairments on structured investments and corporate debt securities. These amounts are reflected in the net realized loss on investments in the Consolidated Statements of Income. The 2001 realized losses and other-than temporary impairments include the effect of the write-downs and sale of high-yield securities discussed below.

     The net unrealized gain on available-for-sale securities as of December 31, 2002 and 2001, was $842,880 and $135,964, respectively, with the $706,916 change, net of taxes and deferred policy acquisition costs, reflected as a separate component in accumulated other comprehensive income for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000 the change in net unrealized losses on available-for-sale securities was a decrease of $667,340 and $122,196, respectively.

     During 2001, the Company recorded pretax losses of $828,175 to recognize the impact of higher default rate assumptions on certain structured investments; to write down lower rated securities (most of which were sold during 2001) in connection with Company's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; to write down certain other investments; and, to adopt EITF Issue 99-20, as previously discussed. Within the Consolidated Statements of Income, $623,958 of these losses are included in Net realized losses on investments and $171,269 are included in Net investment income, with the remaining losses recorded as a cumulative effect of accounting change.

     During 2001, the Company placed a majority of its rated CDO securities and related accrued interest, (collectively referred to as transferred assets), having an aggregate book value of $675,347, into a securitization trust. In return, the Company received $89,535 in cash relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $585,812. As of December 31, 2002, the retained interests had a carrying value of approximately $562,000, of which approximately $388,000 is considered investment grade. The book amount is determined by allocating the previous carrying value of the transferred assets between assets sold and the retained interests based on their relative fair values. Fair values are based on the estimated present value of future cash flows. The retained interests are accounted for in accordance with EITF Issue 99-20.

     Fair values of fixed maturity and equity securities represent quoted market prices and estimated values when quoted prices are not available. Estimated values are determined by established procedures involving, among other things, review of market indices, price levels of current offerings of comparable issues, price estimates, estimated future cash flows and market data from independent brokers.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments (continued)

     Mortgage loans on real estate

     At December 31, 2002, approximately 12 percent of the Company's investments were mortgage loans on real estate. Concentration of credit risk by region of the United States and by type of real estate are as follows:

                                                     December 31, 2002                 December 31, 2001
                                                On Balance       Funding          On Balance          Funding
          Region                                   Sheet       Commitments           Sheet          Commitments
     East North Central                        $  611,886        $     -         $  670,387           $ 1,873
     West North Central                           493,310         25,500            549,015                 -
     South Atlantic                               765,443          2,800            815,837             9,490
     Middle Atlantic                              318,699         19,100            352,821             9,363
     New England                                  227,150          5,800            274,486             8,700
     Pacific                                      355,622          5,250            355,945            14,618
     West South Central                           210,435          1,000            214,000               600
     East South Central                            63,859              -             55,798                 -
     Mountain                                     406,459              -            413,053                27
                                               ----------        -------         ----------           -------
                                                3,452,863         59,450          3,701,342            44,671
     Less reserves for losses                      35,212              -             20,948                 -
                                               ----------        -------         ----------           -------
        Total                                  $3,417,651        $59,450         $3,680,394           $44,671
                                               ==========        =======         ==========           =======

                                                    December 31, 2002                   December 31, 2001
                                                On Balance       Funding          On Balance          Funding
              Property type                        Sheet       Commitments           Sheet          Commitments
    Department/retail stores                   $  991,984        $20,722         $1,117,195           $13,200
    Apartments                                    622,185              -            694,214            11,531
    Office buildings                            1,178,434         25,628          1,203,090             7,650
    Industrial buildings                          344,604         13,100            333,713             2,263
    Hotels/motels                                 102,184              -            108,019                 -
    Medical buildings                              95,189              -            106,927             6,000
    Nursing/retirement homes                       35,873              -             39,590                 -
    Mixed use                                      54,512              -             86,972                27
    Other                                          27,898              -             11,622             4,000
                                               ----------        -------         ----------           -------
                                                3,452,863         59,450          3,701,342            44,671
    Less reserves for losses                       35,212              -             20,948                 -
                                               ----------        -------         ----------           -------
       Total                                   $3,417,651        $59,450         $3,680,394           $44,671
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

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

2.   Investments (continued)

     At December 31, 2002, 2001 and 2000, the Company's investment in impaired loans was $33,130, $39,601 and $24,999, respectively, with related reserves of $9,100, $7,225 and $4,350, respectively.

     During 2002, 2001 and 2000, the average recorded investment in impaired loans was $36,583, $24,498 and $27,063, respectively.

     The Company recognized $1,090, $1,285 and $1,033 of interest income related to impaired loans for the years ended December 31, 2002, 2001 and 2000, respectively.

     The following table presents changes in the reserves for mortgage loan losses:

                                              2002          2001         2000
     Balance, January 1                      $20,948      $11,489      $28,283
     Provision for mortgage loan losses       14,264       14,959      (14,894)
     Loan payoffs                                  -            -       (1,200)
     Foreclosures and write-offs                   -       (5,500)        (700)
                                             -------      -------      -------
     Balance, December 31                    $35,212      $20,948      $11,489
                                             =======      =======      =======

     Sources of investment income and realized losses on investments

     Net investment income for the years ended December 31 is summarized as follows:

                                             2002         2001          2000
     Income on fixed maturities           $1,331,547   $1,276,966    $1,473,560
     Income on mortgage loans                274,524      290,608       286,611
     Other                                   (15,642)     (41,927)        9,834
                                          -----------  -----------   ----------
                                           1,590,429    1,525,647     1,770,005
     Less investment expenses                 28,573       39,959        39,400
                                          ----------   ----------    ----------
        Total                             $1,561,856   $1,485,688    $1,730,605
                                          ==========   ==========    ==========

     Net realized losses on investments for the years ended December 31 is summarized as follows:

                                              2002          2001         2000
     Fixed maturities                       $ 16,129    $(622,897)     $(34,862)
     Mortgage loans                          (15,586)     (17,834)       16,794
     Other investments                        (5,050)      (9,021)        1,093
                                            ---------   ----------     --------
        Total                               $ (4,507)   $(649,752)     $(16,975)
                                            =========   ==========     =========

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

3.   Income taxes

     The Company qualifies as a life insurance company for federal income tax purposes. As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax expense (benefit) for the years ended December 31 consists of the following:

                                                                    2002              2001        2000
     Federal income taxes
        Current                                                   $(30,648)     $  88,121       $176,397
        Deferred                                                   116,996       (234,673)        37,704
                                                                   -------      ----------      --------
                                                                    86,348       (146,552)       214,101
     State income taxes-current                                      1,478          1,330          7,526
                                                                  --------      ---------       --------
     Income tax expense (benefit) before cumulative effect of
        accounting change                                           87,826       (145,222)       221,627

     Cumulative effect of accounting change income tax benefit
                                                                         -        (11,532)             -
                                                                  --------      ----------      --------
     Income tax expense (benefit)                                 $ 87,826      $(156,754)      $221,627
                                                                  ========      ==========      ========

     Income tax expense (benefit) before the cumulative effect of accounting change differs from that computed by using the federal statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                                 2002                       2001                      2000
                                        Provision      Rate        Provision       Rate      Provision       Rate
    Federal income taxes based
       on the statutory rate            $164,502       35.0%        ($66,136)    (35.0)%       $282,542     35.0%
    Tax-exempt interest and
       dividend income                    (5,260)      (1.1)          (4,663)     (2.5)          (3,788)    (0.5)
    State taxes, net of federal
       benefit                               961        0.2              865       0.4            4,892      0.6
    Affordable housing credits           (70,000)     (14.9)         (73,200)    (38.7)         (54,569)    (6.8)
    Other, net                            (2,377)      (0.5)          (2,088)     (1.1)          (7,450)    (0.8)
                                        ---------   --------       ----------   -------       ---------    -----
    Total income taxes                  $ 87,826       18.7%       ($145,222)    (76.9)%       $221,627     27.5%
                                        ========     =======       ==========    =======       ========     =====

     A portion of life insurance company income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a "policyholders' surplus account". At December 31, 2002, the Company had a policyholders' surplus account balance of $20,114. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if the Company is liquidated. Deferred income taxes of $7,040 have not been established because no distributions of such amounts are contemplated.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

3.   Income taxes (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities as of December 31 are as follows:

                                                                2002             2001
     Deferred income tax assets:
       Policy reserves                                     $  683,144        $  705,637
       Other investments                                      319,829           333,857
       Other                                                   29,789            24,640
                                                           -----------       ----------
     Total deferred income tax assets                       1,032,762         1,064,134
                                                           ----------         ---------
     Deferred income tax liabilities:
       Deferred policy acquisition costs                      929,751           861,892
       Net unrealized gain - available-for-sale securities    267,787            45,934
       Other                                                   17,283                 -
                                                           ----------        ----------
    Total deferred income tax liabilities                   1,214,821           907,826
                                                           ----------        ----------
    Net deferred income tax (liability) asset              $ (182,059)       $  156,308
                                                           ==========        ==========

     The Company is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred income tax assets and, therefore, no such valuation allowance has been established.

4.   Stockholder's equity

     Retained earnings available for distribution as dividends to AEFC are limited to the Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. The Company's statutory unassigned surplus aggregated $1,323,324 and $1,262,335 as of December 31, 2002 and 2001, respectively (see Note 3 with respect to the income tax effect of certain distributions). In addition, any dividend distributions in 2003 in excess of $240,838 would require approval of the Department of Commerce of the State of Minnesota.

     Statutory net income (loss) for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

                                          2002            2001           2000
     Statutory net income (loss)       $  159,794     $ (317,973)     $  344,973
     Statutory capital and surplus      2,408,379      1,947,350       1,778,306

     The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised regulations took effect January 1, 2001. The domiciliary states of the Company and its insurance subsidiaries adopted the provisions of the revised manual, with the exception of certain provisions not adopted by its subsidiaries organized in the state of New York. The revised manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The impact of implementing these changes was a decrease of $39,997 to the Company's statutory-basis capital and surplus as of January 1, 2001. Effective January 1, 2002 the Company's subsidiaries organized in the state of New York

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

4.   Stockholder's equity (continued)

     adopted additional provisions of the manual which resulted in an increase of $5,597 to the Company's statutory-basis capital and surplus as of January 1, 2002.

5.   Related party transactions

     The Company loans funds to AEFC under a collateral loan agreement. The balance of the loan was $nil at December 31, 2002 and 2001. This loan can be increased to a maximum of $75,000 and pays interest at a rate equal to the preceding month's effective new money rate for the Company's permanent investments. Interest income on related party loans totaled $nil in 2002, 2001 and 2000.

     The Company participates in the American Express Company Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Company contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. The Company's share of the total net periodic pension cost was $294, $263 and $250 in 2002, 2001 and 2000, respectively.

     The Company also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 2002, 2001 and 2000 were $1,411, $662 and $1,707, respectively.

     The Company participates in defined benefit health care plans of AEFC that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of AEFC. AEFC expenses these benefits and allocates the expenses to its subsidiaries. The cost of these plans charged to operations in 2002, 2001 and 2000 was $1,835, $1,011 and $1,136,
     respectively.

     Charges by AEFC for use of joint facilities, technology support, marketing services and other services aggregated $526,081, $505,526 and $582,836 for 2002, 2001 and 2000, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.

     Included in other liabilities at December 31, 2002 and 2001 are $55,602 and $68,919, respectively, payable to AEFC for federal income taxes.

6.   Lines of credit

     The Company has available lines of credit with AEFC aggregating $200,000 ($100,000 committed and $100,000 uncommitted). The interest rate for any borrowings is established by reference to various indices plus 20 to 45 basis points, depending on the term. There were no borrowings outstanding under this agreement at December 31, 2002 and 2001.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

7.   Commitments and contingencies

     At December 31, 2002, 2001 and 2000, traditional life and universal life-type insurance in force aggregated $119,173,734, $108,255,014 and $98,060,472 respectively, of which $38,008,734, $25,986,706 and $17,429,851 was reinsured at the respective year ends. The Company also reinsures a portion of the risks assumed under long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $129,345, $114,534 and $89,506 and reinsurance recovered from reinsurers amounted to $60,567, $43,388, and $32,500 for the years ended December 31, 2002, 2001 and 2000, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

     At December 31, 2002, the Company had no commitments to purchase investments other than mortgage loan fundings (see Note 2).

     The Company is a party to litigation and arbitration proceedings in the ordinary course of its business, none of which is expected to have a material adverse affect on the Company.

     In recent years, life insurance companies have been named as defendants in lawsuits, including class action lawsuits, alleging improper life insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. The Company and its affiliates were named defendants in three purported class-action lawsuits alleging improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts. A fourth lawsuit was filed against the Company and its affiliates in federal court. In January 2000, AEFC reached an agreement in principle to settle the four class action lawsuits described above. It is expected the settlement will provide $215,000 of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity state and federal market conduct claims dating back to 1985. The settlement received court approval. Implementation of the settlement commenced October 15, 2001 and is substantially complete. Claim review payments have been made. Numerous individuals opted out of the settlement described above and therefore did not release their claims against AEFC and its subsidiaries. Some of these class members who opted out were represented by counsel and presented separate claims to AEFC and the Company. Most of their claims have been settled.

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

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

8.   Derivative financial instruments

     The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and equity market volatility. The Company does not enter into derivative instruments for speculative purposes. As prescribed by SFAS No. 133, derivative instruments that are designated and qualify as hedging instruments are classified as cash flow hedges, fair value hedges, or hedges of a net investment in a foreign operation, based upon the exposure being hedged. The Company currently has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133.

     The Company enters into interest rate swaps, caps and floors to manage the Company's interest rate risk and options and futures to manage equity-based risk. The values of derivative financial instruments are based on market values, dealer quotes or pricing models.

     Market risk is the possibility that the value of the derivative financial instruments will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or equity market index. The Company is not impacted by market risk related to derivatives held for non- trading purposes beyond that inherent in cash market transactions. Derivatives held for purposes other than trading are largely used to manage risk and, therefore, the cash flow and income effects of the derivatives are inverse to the effects of the underlying transactions. Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. The Company monitors credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, and requiring collateral, where appropriate. A vast majority of the Company's counterparties are rated A or better by Moody's and Standard & Poor's.

     Interest rate caps, swaps and floors are primarily used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders. No interest rate swaps or floors were outstanding as of December 31, 2002. The interest rate caps expire in January 2003. The fair value of the interest rate caps is included in Other assets. Changes in the value of the interest rate caps are included in Other insurance and operating expenses.

     A purchased (written) option conveys the right (obligation) to buy or sell an instrument at a fixed price for a set period of time or on a specific date. The Company writes and purchases index options to manage the risks related to annuity products that pay interest based upon the relative change in a major stock market index between the beginning and end of the product's term (equity-indexed annuities). The Company views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

     The equity indexed annuities contain embedded derivatives, essentially the equity based return of the product, which must be separated from the host contract and accounted for as derivative instruments per SFAS No. 133. As a result of fluctuations in equity markets, and the corresponding changes in value of the embedded derivatives, the amount of interest credited incurred by the Company related to the annuity product will positively or negatively impact reported earnings.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

8.   Derivative financial instruments (continued)

     The purchased and written options are carried at fair value and included in Other assets and Other liabilities, respectively. The fair value of the embedded options are included in Future policy benefits for fixed annuities. The changes in fair value of the options are recognized in Other insurance and operating expenses and the embedded derivatives are recognized in Interest credited on universal life-type insurance and investment contracts. The purchased and written options expire on various dates through 2009.

     The Company also purchases futures to hedge its obligations under equity indexed annuities. The futures purchased are marked-to-market daily and exchange traded, exposing the Company to no counterparty risk. The futures contracts mature in 2003.

     Index options may be used to manage the equity market risk related to the fee income that the Company receives from its separate accounts and the underlying mutual funds. The amount of the fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, the Company's fee income could be impacted significantly by fluctuations in the equity market. There are no index options outstanding as of December 31, 2002 related to this strategy.

9.   Fair values of financial instruments

     The Company discloses fair value information for financial instruments for which it is practicable to estimate that value. Fair values of life insurance obligations and all non-financial instruments, such as DAC, are excluded. Off-balance sheet intangible assets, such as the value of the field force, are also excluded. Management believes the value of excluded assets and liabilities is significant. The fair value of the Company, therefore, cannot be estimated by aggregating the amounts presented.

                                                                   2002                              2001
                                                        Carrying          Fair           Carrying            Fair
     Financial Assets                                    Value            Value            Value            Value
     Fixed maturities                                  $24,052,104     $24,052,104      $20,157,137      $20,157,137
     Common stocks                                              21              21            1,704            1,704
     Mortgage loans on real estate                       3,417,651       3,815,362        3,680,394        3,845,950
     Cash and cash equivalents                           4,424,061       4,424,061        1,150,251        1,150,251
     Other investments                                     110,574         108,813           75,721           75,721
     Derivatives                                            24,016          24,016           34,477           34,477
     Separate account assets                            21,980,674      21,980,674       27,333,697       27,333,697

     Financial Liabilities
     Future policy benefits for fixed annuities        $21,911,497     $21,282,750      $18,139,462      $17,671,777
     Derivatives                                             9,099           9,099            2,506            2,506
     Separate account liabilities                       19,391,316      18,539,425       24,280,092       23,716,854

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)

9.   Fair values of financial instruments

     At December 31, 2002 and 2001, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1,432,294 and $1,368,254, respectively, and policy loans of $67,523 and $84,557, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 2002 and 2001. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 2002 and 2001.

     At December 31, 2002 and 2001, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $2,589,358 and $3,053,605, respectively.