Form 10-Q
period 2003-03-31
IDS LIFE INSURANCE CO
filed 2003-05-15
CIK 727892

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

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes ___X___  No _______

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).             Yes _______  No ___X___

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE PERMITTED ABBREVIATED NARRATIVE DISCLOSURE.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2003

                                Table of Contents

PART I - FINANCIAL INFORMATION                                           Page

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                 March 31, 2003 (unaudited) and
                 December 31, 2002                                       3 - 4

                 Consolidated Statements of Income for the
                 three months ended March 31, 2003
                 and 2002 (unaudited)                                    5

                 Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2003 and 2002
                 (unaudited)                                             6 - 7

                 Notes to Consolidated Financial Statements
                 (unaudited)                                             8 - 11

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12 - 17

         Item 4. Controls and Procedures                                 18

PART II - OTHER INFORMATION                                              19 - 23

SIGNATURES                                                               24

EXHIBITS                                                                 25 - 30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   IDS LIFE INSURANCE COMPANY
                                   CONSOLIDATED BALANCE SHEETS
                                         (In thousands)

                                                                March 31,           December 31,
                                                                   2003                 2002
                                                              ---------------      ---------------
ASSETS                                                         (unaudited)

Investments:
    Available-for-sale:
       Fixed maturity investments, at fair value (Amortized
       cost: 2003, $25,268,162; 2002, $23,209,226)              $26,156,174            $24,052,104
       Common stocks, at fair value (Cost: 2003,
               $19; 2002, $19)                                           21                     21
    Mortgage loans on real estate                                 3,345,539              3,417,651
    Policy loans                                                    581,648                597,144
    Other investments                                               978,898                752,558
                                                                -----------            -----------
                  Total investments                              31,062,280             28,819,478

Cash and cash equivalents                                           419,687              4,424,061
Amounts recoverable from reinsurers                                 660,577                633,510
Amounts due from brokers                                          1,301,169                 25,835
Other accounts receivable                                            48,911                 56,245
Accrued investment income                                           280,245                271,261
Deferred policy acquisition costs                                 3,371,291              3,309,783
Other assets                                                        116,659                117,788
Separate account assets                                          21,262,333             21,980,674
                                                                -----------            -----------

                  Total assets                                  $58,523,152            $59,638,635
                                                                ===========            ===========


          See accompanying notes to consolidated financial statements.

                                      IDS LIFE INSURANCE COMPANY
                                     CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share amounts)
                                             (continued)

                                                                  March 31,             December 31,
                                                                     2003                   2002
                                                               -----------------      -----------------
LIABILITIES AND STOCKHOLDER'S EQUITY                               (unaudited)

Liabilities:
    Future policy benefits:
       Fixed annuities                                              $24,629,156            $23,411,314
       Universal life-type insurance                                  3,539,969              3,515,010
       Traditional life insurance                                       251,369                247,441
       Disability income and
           long-term care insurance                                   1,520,294              1,466,171
    Policy claims and other
       policyholders' funds                                              79,432                 85,400
    Amounts due to brokers                                            1,556,805              3,342,989
    Deferred income taxes                                               203,688                182,059
    Other liabilities                                                   415,473                463,326
    Separate account liabilities                                     21,262,333             21,980,674
                                                               -----------------      -----------------

                      Total liabilities                              53,458,519             54,694,384
                                                               -----------------      -----------------
Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                  3,000                  3,000
    Additional paid-in capital                                        1,088,327              1,088,327
    Accumulated other comprehensive income, net of tax:
        Net unrealized securities gains                                 524,118               497,319
        Net unrealized derivative gains                                   1,705                    764
                                                               -----------------      -----------------
            Total accumulated other comprehensive income                525,823                498,083

    Retained earnings                                                 3,447,483              3,354,841
                                                               -----------------      -----------------

                      Total stockholder's equity                      5,064,633              4,944,251
                                                               -----------------      -----------------

Total liabilities and stockholder's equity                          $58,523,152            $59,638,635
                                                               =================      =================

          See accompanying notes to consolidated financial statements.

                          IDS LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)

                                   (unaudited)
                                                                                        Three months ended
                                                                                             March 31,
                                                                                 2003                     2002
                                                                            -------------             ------------
Revenues:
    Premiums:
       Traditional life insurance                                               $15,612                   $15,912
       Disability income and
         long-term care insurance                                                69,191                    65,385
                                                                            -------------             ------------
                                   Total premiums                                84,803                    81,297

    Policyholder and contractholder charges                                     128,899                   125,051
    Management and other fees                                                    87,055                   111,170
    Net investment income                                                       396,127                   399,901
    Net realized loss on investments                                             22,119                    (4,724)
                                                                            -------------             ------------
                                   Total revenues                               719,003                   712,695
                                                                            -------------             ------------
Benefits and expenses:
    Death and other benefits:
       Traditional life insurance                                                10,432                     7,195
       Universal life-type insurance
             and investment contracts                                            56,260                    46,391
       Disability income and
             long-term care insurance                                            13,706                    12,168
    Increase in liabilities for
       future policy benefits:
             Traditional life insurance                                           2,022                     1,789
             Disability income and
                long-term care insurance                                         30,517                    29,074
    Interest credited on universal life-type
       insurance and investment contracts                                       299,095                   279,280
    Amortization of deferred policy
       acquisition costs                                                         75,400                    75,172
    Other insurance and operating expenses                                      115,877                    94,730
                                                                            -------------             ------------
                                   Total benefits and expenses                  603,309                   545,799
                                                                            -------------             ------------

Income (loss) before income tax expense (benefit)                               115,694                   166,896

Income tax expense (benefit)                                                     19,506                    38,666
                                                                            -------------             ------------

Net income (loss)                                                               $96,188                  $128,230
                                                                            =============             ============

          See accompanying notes to consolidated financial statements.

                                    IDS LIFE INSURANCE COMPANY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (unaudited)
                                                                   Three months ended
                                                                        March 31,
                                                                   2003            2002
                                                               -----------      ----------
Cash flows from operating activities:
    Net income                                                    $96,188        $128,230
    Adjustments to reconcile net income to
       net cash (used in) provided by operating activities:
             Policy loans, excluding universal
                life-type insurance:
                  Issuance                                         (7,662)         (8,431)
                  Repayment                                        11,223          12,139
             Change in amounts recoverable from reinsurers        (27,067)        (30,912)
             Change in other accounts receivable                    7,334         (21,711)
             Change in accrued investment income                   (5,635)         35,205
             Change in deferred policy
                acquisition costs, net                            (63,487)        (58,053)
             Change in liabilities for future policy
                benefits for traditional life,
                disability income and
                long-term care insurance                           58,051          60,421
             Change in policy claims and other
                policyholders' funds                               (5,968)         27,075
             Deferred income taxes                                  6,647          19,854
             Change in other assets                                 1,127             363
             Change in other liabilities                          (47,853)        (13,312)
             Amortization of premium, net                          45,308           1,266
             Net realized (gain) loss on investments              (22,119)          4,724
             Contractholder charges, non-cash                     (60,358)        (56,306)
             Other, net                                            (8,743)        (13,703)
                                                              ------------      ----------
                Net cash (used in) provided by operating
                activities                                       $(23,014)        $86,849
                                                              -------------     ----------

          See accompanying notes to consolidated financial statements.

                                      IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (unaudited)
                                             (continued)

                                                                         Three months ended
                                                                             March 31,
                                                                     2003                    2002
                                                              ----------------       ------------------
Cash flows from investing activities:
    Available-for-sale investments:
       Purchases                                                  $(7,796,926)           $(3,031,142)
       Maturities, sinking fund payments and calls                  1,067,997                859,125
       Sales                                                        4,670,855              2,029,299
    Other investments, excluding policy loans:
       Purchases                                                     (310,575)              (151,296)
       Sales                                                          139,734                138,556
    Change in amounts due from broker                              (1,275,334)                46,804
    Change in amounts due to broker                                (1,786,184)            (1,138,054)
                                                              ----------------      -----------------
       Net cash used in investing activities                       (5,290,433)            (1,246,708)
                                                              ----------------       ----------------
Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                      1,301,427                663,318
       Surrenders and death benefits                                 (297,364)              (563,078)
       Interest credited to account balances                          299,094                279,280
    Universal life-type insurance policy loans:
       Issuance                                                       (19,227)               (18,069)
       Repayment                                                       25,143                 29,388
                                                              ----------------      -----------------
         Net cash provided by financing activities                  1,309,073                390,839
                                                              ----------------      -----------------

Net decrease in cash and cash equivalents                          (4,004,374)              (769,020)

Cash and cash equivalents at beginning of period                    4,424,061              1,150,251
                                                              ----------------      -----------------

Cash and cash equivalents at end of period                        $   419,687            $   381,231
                                                              ================      =================

          See accompanying notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (unaudited)

1.       Basis of Presentation

         The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of IDS Life Insurance Company (the Company) for the year ended December 31, 2002. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

         The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

         Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003, for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual return of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

         Implementation had no effect on results of operations for the first quarter of 2003. It is likely that the Company will consolidate and disclose additional information about VIEs when FIN 46 becomes fully effective in the third quarter of 2003. The entities primarily impacted by FIN 46 relate to structured investments, including collateralized debt obligations (CDOs) and secured loan trusts (SLTs), which are owned by the Company.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)
                                   (unaudited)

1.       Basis of Presentation (continued)

         The CDO entities contain debt issued to investors which is non-recourse to the Company and solely supported by portfolios of high-yield bonds and loans. From time-to-time the Company invests in the residual and rated debt tranches of the CDO structures that are either managed by a related party or a third-party. The SLTs provide returns to investors primarily based on the performance of an underlying portfolio of high-yield loans which are managed by a related party. The aggregate fair value of bonds and loans related to structures owned by the Company and managed by a related party approximates $4.8 billion at March 31, 2003.

         The potential consolidation of these and other VIE entities will likely result in a cumulative effect of accounting change that will reduce reported net income at full adoption in the third quarter of 2003 to the extent that newly consolidated liabilities exceed newly consolidated assets. FIN 46 will likely also impact results of operations each reporting period thereafter. Take together, over the lives of the structures subject to FIN 46 through their maturity, the Company's maximum cumulative exposure to pre-tax loss as a result of its investment in these entities is represented by the carrying values at March 31, 2003. These carrying values include CDO residual tranches having an adjusted cost basis of $6,307 and SLTs having an adjusted cost basis of $649,589 (see the Company's Liquidity and Capital Resources section of the Management's Discussion and Analysis for further discussion of all the Company's CDO and SLT holdings). The application of FIN 46 for CDOs and SLTs will have no cash flow effect on the Company.

         The Company continues to evaluate other relationships and interests in entities that may be considered VIEs, including affordable housing investments. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

2.       Investment Securities

         Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $138,057 and $36,831 for the three months ended March 31, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($46,570) and ($26,370) for the same periods. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($68,101) and ($3,891) for the three months ended March 31, 2003 and 2002, respectively.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)
                                   (unaudited)

3.       Comprehensive Income

         Comprehensive income is defined as the aggregate change in stockholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on available-for-sale securities and unrealized gains or losses on derivatives.

         Total comprehensive income was $123,928 and for the three months ended March 31, 2003 compared to a total comprehensive net loss of $5,135 for the three months ended March 31, 2002. The difference between net income and total comprehensive income for the three months ended March 31, 2003 and 2002 is primarily the result of net unrealized gains and losses on available-for-sale securities that arose during the periods.

4.       Taxes and Interest

         Cash paid for income taxes totaled $43,731and $50,329 for the three months ended March 31, 2003 and 2002, respectively. Cash paid for interest on borrowings totaled $785 and $3,031 for the three months ended March 31, 2003 and 2002, respectively.

5.       Commitments and contingencies

         Commitments to fund mortgage loan investments in the ordinary course of business at March 31, 2003 aggregated $48,400.

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

         The Company is a party to litigation and arbitration proceedings in the ordinary course of its business. The outcome of any litigation or threatened litigation cannot be predicted with any certainty. However, in the aggregate, the Company does not consider any lawsuits in which it is named as a defendant to have a material impact on the Company's financial position or operating results.

                           IDS LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (In thousands)
                                   (unaudited)

5.       Commitments and contingencies (continued)

         The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. The standard guaranteed minimum death benefit in the current "flagship" annuity offered by the Company, American Express Retirement Advisor Advantage Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value on the date of death, (ii) purchase payments minus adjusted partial surrenders, or
         (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payment and minus adjusted partial surrenders since that anniversary.

         To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended March 31, 2003 and 2002, were $12 million and $6 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs. Management believes that an anticipated American Institute of Certified Public Accountants (AICPA) Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The impact of the SOP, which is currently projected to be finalized in the second quarter of 2003, is currently being evaluated.

         The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 5%. To the extent interest rates decline below the minimum, the Company's spread would be negatively affected.

         The IRS routinely examines the Company's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of these audits.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IDS Life Insurance Company ("the Company") is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation ("AEFC") and serves all states except New York. AEFC is a wholly-owned subsidiary of American Express Company. The Company distributes its fixed and variable insurance and annuities products exclusively through the American Express Financial Advisors' ("AEFA") retail sales force. The Company has four wholly owned subsidiaries that distribute their products through the various AEFA distribution channels. IDS Life Insurance Company of New York ("IDS Life of New York") is a wholly owned subsidiary of the Company and serves New York State residents. IDS Life of New York distributes its fixed and variable insurance and annuity products exclusively through AEFA's retail sales force. The Company also owns American Enterprise Life Insurance Company ("American Enterprise Life"), an Indiana corporation, which primarily issues fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors. American Centurion Life Assurance Company ("American Centurion Life") is also a subsidiary of the Company. American Centurion Life offers fixed and variable annuities to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuities for sale through non-affiliated representatives and agents of third party distributors, in New York. The Company owns American Partners Life Insurance Company ("American Partners Life"), an Arizona corporation which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York. The Company also owns IDS REO 1, LLC, IDS REO 2, LLC and American Express Corporation. These subsidiaries hold real estate, mortgage loans on real estate and/or affordable housing investments.

         The Company follows accounting principles generally accepted in the United States (GAAP).

         Results of  Operations  for the Three  Months Ended March 31, 2003 and
         2002

         Net income was $96 million for the three months ended March 31, 2003, compared to $128 million in 2002. The decrease in net income was primarily due to increases in benefit expenses, including guaranteed minimum death benefits (GMDB), interest credited to universal life-type insurance and investment contracts and increased other insurance and operating expenses. The net realized gain on investments was partially offset by lower management and other fees, which primarily reflects continued weakness in equity markets, which contributed to lower separate account asset balances in 2003.

         Premiums and investment contract deposits increased to $2.1 billion for the three months ended March 31, 2003, compared to $1.5 billion for the three months ended March 31, 2002. This growth is due to a significant increase in annuity sales, both fixed and variable, particularly in the fixed account portion of the Company's variable annuities.

         Management and other fees decreased to $87 million for the three months ended March 31, 2003 compared with $111 million for the three months ended March 31, 2002. This was primarily due to a decrease in average value of separate account assets outstanding, resulting primarily from continued weakness in equity markets. The Company provides investment management services for many of the mutual funds, which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts based on asset levels.

         Net investment income decreased slightly to $396 million for the three months ended March 31, 2003 compared to $400 million for the three months ended March 31, 2002. This decrease was primarily due to lower portfolio yields in 2003.

         Net realized gain (loss) on investments was $22 million for the three months ended March 31, 2003 compared to ($5 million) for the three months ended March 31, 2002. For the quarter ended March 31, 2003, $138 million of total investment gains, primarily resulting from sales of mortgage-backed securities where the Company repositioned its portfolio to improve its prepayment risk profile, were partially offset by $115 million of impairments and losses, the majority of which were airline-related exposures. Included in these total investment gains and losses are $138 million of gross realized gains and $47 million of gross realized losses from sales of securities, as well as $68 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

         Total benefits and expenses were $603 million for the three months ended March 31, 2003, an increase of 11 percent from the same period in 2002. The largest component of benefits and expenses, interest credited on universal life-type insurance and investment contracts, increased 7 percent to $299 million. This was primarily due to increased interest credited to annuity products due to higher accumulation values in force, partially offset by lower crediting rates. Total death and other benefits increased $15 million. This increase is primarily due to unfavorable death claim experience and higher guaranteed minimum death benefit expenses.

         Amortization of deferred policy acquisition costs (DAC) remained unchanged at $75 million for the three months ended March 31, 2003 and 2002.

         Other insurance and operating expenses increased 22 percent, primarily due to the impact of fewer capitalized costs, which are the result of the comprehensive review of the DAC-related practices completed during the third quarter of 2002.

         Deferred Policy Acquisition Costs

         The costs of acquiring new business, including for example, direct sales commissions, related sales incentive bonuses and awards, underwriting costs, policy issue costs and other related costs, have been deferred on the sale of insurance and annuity contracts. The deferred policy acquisition costs (DAC) for universal life and variable universal life insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method. For traditional life, disability income and long-term care insurance policies, the costs are amortized in proportion to premium revenue.

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

         DAC of $3.4 billion was on the Company's balance sheet at March 31, 2003. This balance consisted of $1.7 billion related to life and health insurance and $1.7 billion related to annuities.

         Impact of Recent Market-Volatility on Results of Operations

         Various aspects of the Company business are impacted by equity market levels and other market-based events. Three areas in particular involve DAC, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease DAC expense levels and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of the Company's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. See Liquidity and Capital Resources section of Management Discussion and Analysis for a further discussion of structured investments.

         Another area impacted by market-based events is guaranteed minimum death benefit (GMDB). The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The standard guaranteed minimum death benefit in the current "flagship" annuity offered by the Company, American Express Retirement Advisor Advantage Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value on the date of death,
         (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payment and minus adjusted partial surrenders since that anniversary.

         To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended March 31, 2003 and 2002, were $12 million and $6 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs. Management believes that an anticipated American Institute of Certified Public Accountants (AICPA) Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The impact of the SOP, which is currently projected to be finalized in the second quarter of 2003, is currently being evaluated.

         The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 5%. To the extent interest rates decline below the minimum, the Company's spread would be negatively affected.

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

         The Company has an available line of credit with AEFC of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. There were no borrowings outstanding at March 31, 2003. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $10 million at March 31, 2003.

         At March 31, 2003, based on amortized costs, approximately 6 percent of the Company's investments in fixed maturities were below-investment-grade bonds, compared to 5 percent at March 31, 2002. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. Additionally, the Company had a reserve for losses on mortgage loans of $39 million at March 31, 2003.

         The Company holds investments in collateralized debt obligations (CDOs) and secured loan trusts (SLTs) (backed by high-yield bonds and bank loans), some of which are also managed by a related party. The Company invested in CDOs and SLTs as part of its investment strategy in order to pay a competitive rate to contractholders' accounts. The Company's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of March 31, 2003, the carrying values of the CDO residual tranches and SLT notes were $6 million and $650 million, respectively. CDOs and SLTs are illiquid investments. As an investor in the residual tranche of CDOs, the Company's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of SLTs, the Company's return is based on a reference portfolio of loans. The carrying value of the CDO and SLT investments and the Company's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by the Company. Although the exposure associated with the Company's investment in CDOs and SLTs is limited to the carrying value of such investments, they are volatile investments and have a substantial degree of risk associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than the Company's exposure. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of the Company's investment return with respect to the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the carrying amount.

         During 2001, the Company placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, (collectively referred to as transferred assets), having an aggregate book value of $675 million, into a securitization trust. In return, the Company received $90 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $586 million. As of March 31, 2003, the retained interests had a carrying value of $553 million, of which $386 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

         OTHER REPORTING MATTERS
         Accounting Developments

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). Certain disclosures are required for financial statements issued after January 31, 2003 and are addressed in
         Note 1 to the Consolidated Financial Statements. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

         In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company is currently evaluating the impact of adopting SFAS No. 149 on the Consolidated Financial Statements.

         The AICPA has issued a proposed Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." See the Company's Impact of Recent Market-Volatility on Results of Operations section of the Management Discussion and Analysis for further discussion.

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

          ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         In November 2002, a suit, captioned HARITOS ET AL. V. AMERICAN EXPRESS FINANCIAL CORPORATION AND IDS LIFE INSURANCE COMPANY, was filed in the United States District Court for the District of Arizona. The suit is filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from AEFA advisors during an undefined class period. Plaintiffs allege that the sale of the plans violate the Investment Advisors Act of 1940. The suit seeks an unspecified amount of damages, rescission and injunction relief. The Company believes that it has meritorious defenses to this suit and intends to defend this case vigorously.

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

               3.3 Copy of the Amended and Restated By-laws of IDS Life Insurance Company filed electronically as Exhibit 3.2 to Post-Effective Amendment No. 17 to Registration Statement No.33-28976 is incorporated herein by reference.

               3.4 Copy of Resolution of the Board of Directors of IDS Life Insurance Company, dated May 5, 1989, establishing IDS Life Account MGA filed electronically as Exhibit 3.3 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated herein by reference.

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

               4.27 Form of Traditional IRA or SEP-IRA Annuity Endorsement, Form
                    131061, filed electronically as Exhibit 4.14 to Post-Effective Amendment No. 17 to Registration Statement No. 33-28976 is incorporated herein by reference.

               4.28 Form of Roth IRA Annuity  Endorsement,  Form  131062,  filed electronically as Exhibit 4.15 to Post-Effective Amendment No. 17 to Registration Statement No. 33-28976 is incorporated herein by reference.

               21. Copy of List of Subsidiaries filed electronically as Exhibit 22 to Post-Effective Amendment No. 8 to Registration Statement No. 33-28976 is incorporated herein by reference.

               (b)  Reports on Form 8-K.

                    Form 8-K, filed April 21, 2003, Item 5, reporting that on April 15, 2003 IDS Life Insurance Company appointed Jeryl A. Millner Vice President and Controller. Ms. Millner will act as the Company's Principal Accounting Officer. She succeeds Philip C. Wentzel, who was recently appointed Vice President, Business Planning & Analysis for American Express Financial Corporation, the Company's parent. John T. Sweeney, Executive Vice President - Finance for the Company will act as the Company's Principal and Chief Financial Officer.

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

REGISTRANT                          IDS LIFE INSURANCE COMPANY

BY                                  /s/ John T. Sweeney
                                    --------------------------------------------
NAME AND TITLE                          John T. Sweeney
                                        Executive Vice President - Finance and
                                        Chief Financial Officer

DATE                                    May 15, 2003


BY                                  /s/ Barbara H. Fraser
                                    --------------------------------------------
NAME AND TITLE                          Barbara H. Fraser
                                        Chief Executive Officer

DATE                                    May 15, 2003