Form 10-Q
period 2003-06-30
IDS LIFE INSURANCE CO
filed 2003-08-14
CIK 727892

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

                  For the quarterly period ended June 30, 2003

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
Part I.    Financial Information:

           Item 1.  Financial Statements

                    Consolidated Statements of Income -
                    Three months ended June 30, 2003 and 2002              3

                    Consolidated Statements of Income -
                    Six months ended June 30, 2003 and 2002                4

                    Consolidated Balance Sheets -
                    June 30, 2003 and December 31, 2002                    5

                    Consolidated Statements of Cash Flows -
                    Six months ended June 30, 2003 and 2002                7

                    Notes to Consolidated Financial Statements             9

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         14

           Item 4. Controls and Procedures                                21

Part II.   Other Information

           Item 1.  Legal Proceedings                                     23

           Item 6.  Exhibits and Reports on Form 8-K                      23

           Signatures                                                     24

           Exhibit Index                                                 E-1

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (thousands)
                                   (unaudited)


                                                                  Three months ended
                                                                       June 30,
                                                                  2003           2002

Revenues:
        Premiums:
                Traditional life insurance                      $ 16,267     $ 16,752
                Disability income and long-term care insurance    70,190       66,335
                                                                --------     --------
                      Total premiums                              86,457       83,087

        Policyholder and contractholder charges                  134,419      130,324
        Management and other fees                                 95,395      108,835
        Net investment income                                    422,406      381,953
        Net realized gain (loss) on investments                    1,201      (40,590)
                                                                --------     --------
                      Total revenues                             739,878      663,609
                                                                --------     --------

Benefits and expenses:
        Death and other benefits:
                Traditional life insurance                         9,360       10,992
                Universal life-type insurance
                   and investment contracts                       41,458       43,048
                Disability income and
                   long-term care insurance                       13,641       12,610
        Increase (decrease) in liabilities for
           future policy benefits:
                Traditional life insurance                        (2,319)       2,636
                Disability income and
                   long-term care insurance                       35,322       34,943
        Interest credited on universal life-type
           insurance and investment contracts                    311,309      275,504
        Amortization of deferred policy
           acquisition costs                                      68,831       91,407
        Other insurance and operating expenses                   124,983      112,823
                                                                --------     --------
                        Total benefits and expenses              602,585      583,963
                                                                --------     --------
Income before income tax expense                                 137,293       79,646

Income tax expense                                                27,060        7,915
                                                                --------     --------
Net income                                                      $110,233      $71,731
                                                                ========     ========


          See accompanying notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (thousands)
                                   (unaudited)

                                                                    Six months ended
                                                                        June 30,
                                                                   2003         2002
Revenues:
        Premiums:
                Traditional life insurance                    $   32,385   $   32,664
                Disability income and
                  long-term care insurance                       139,381      131,720
                                                              ----------   ----------
                        Total premiums                           171,766      164,384

        Policyholder and contractholder charges                  264,723      255,663
        Management and other fees                                182,450      220,005
        Net investment income                                    818,533      781,854
        Net realized gain (loss) on investments                   23,320      (45,314)
                                                              ----------   ----------
                        Total revenues                         1,460,792    1,376,592
                                                              ----------   ----------
Benefits and expenses:
        Death and other benefits:
                Traditional life insurance                        19,792       18,187
                Universal life-type insurance
                   and investment contracts                       98,243       89,617
                Disability income and
                   long-term care insurance                       27,347       24,778
        Increase (decrease) in liabilities for
           future policy benefits:
                Traditional life insurance                          (297)       4,425
                Disability income and
                   long-term care insurance                       65,839       64,017
        Interest credited on universal life-type
           insurance and investment contracts                    610,404      555,248
        Amortization of deferred policy
           acquisition costs                                     148,574      167,640
        Other insurance and operating expenses                   237,903      206,138
                                                              ----------   ----------
                        Total benefits and expenses            1,207,805    1,130,050
                                                              ----------   ----------

Income before income tax expense                                 252,987      246,542

Income tax expense                                                46,566       46,581
                                                              ----------   ----------

Net income                                                    $  206,421   $  199,961
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (thousands)


                                                                 June 30,           December 31,
                                                                   2003                 2002
                                                              ---------------      ---------------
ASSETS                                                         (unaudited)
------
Investments:
    Available-for-sale:
       Fixed maturity investments, at fair value (amortized
             cost: 2003, $26,756,706; 2002, $23,209,226)         $28,011,855          $24,052,104
       Common stocks, at fair value (cost: 2003,
               $19; 2002, $19)                                            99                   21
    Mortgage loans on real estate (less reserves: 2003,
             $47,947; 2002, $30,103)                               3,249,853            3,417,651
    Policy loans                                                     578,503              591,126
    Other investments                                              1,133,026              752,558
                                                                 ------------         ------------
                  Total investments                               32,973,336           28,813,460

Cash and cash equivalents                                            101,952            4,424,061
Amounts recoverable from reinsurers                                  687,259              633,510
Amounts due from brokers                                             607,138               25,835
Other accounts receivable                                             36,636               56,245
Accrued investment income                                            336,689              277,279
Deferred policy acquisition costs                                  3,447,413            3,309,783
Other assets                                                         118,726              117,788
Separate account assets                                           24,051,375           21,980,674
                                                                 ------------         ------------

                  Total assets                                   $62,360,524          $59,638,635
                                                                 ============         ============

          See accompanying notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 (thousands, except par value and share amounts)


                                                                   June 30,             December 31,
                                                                     2003                   2002
                                                               ----------------       ----------------
LIABILITIES AND STOCKHOLDER'S EQUITY                               (unaudited)
------------------------------------
Liabilities:
    Future policy benefits:
       Fixed annuities                                              $25,891,714            $23,411,314
       Universal life-type insurance                                  3,556,602              3,515,010
       Traditional life insurance                                       251,367                247,441
       Disability income and
           long-term care insurance                                   1,586,911              1,466,171
    Policy claims and other
       policyholders' funds                                              86,637                 85,400
    Amounts due to brokers                                              842,691              3,342,989
    Deferred income taxes                                               326,587                182,059
    Other liabilities                                                   371,099                463,326
    Separate account liabilities                                     24,051,375             21,980,674
                                                                    -----------            -----------

                      Total liabilities                              56,964,983             54,694,384
                                                                    -----------            -----------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                  3,000                  3,000
    Additional paid-in capital                                        1,088,327              1,088,327
    Retained earnings                                                 3,561,262              3,354,841
    Other comprehensive income, net of tax:
        Net unrealized securities gains                                 741,490                497,319
        Net unrealized derivative gains                                   1,462                    764
                                                                    -----------            -----------
            Accumulated other comprehensive income                      742,952                498,083
                                                                    -----------            -----------

                      Total stockholder's equity                      5,395,541              4,944,251
                                                                    -----------            -----------

Total liabilities and stockholder's equity                          $62,360,524            $59,638,635
                                                                    ===========            ===========


          See accompanying notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (unaudited)

                                                                        Six months ended
                                                                            June 30,
                                                                      2003                   2002
                                                                ----------------       ------------
Cash flows from operating activities:

    Net income                                                      $ 206,421             $ 199,961
    Adjustments  to  reconcile  net  income
       to net cash  (used in)  provided  by operating activities:
             Policy loans, excluding universal life-type insurance:
                  Issuance                                            (40,664)              (18,974)
                  Repayment                                            47,131                25,028
             Change in amounts recoverable from reinsurers            (53,749)              (57,572)
             Change in other accounts receivable                       19,609               (16,735)
             Change in accrued investment income                      (53,080)                 (665)
             Change in deferred policy
                acquisition costs, net                               (172,397)             (135,362)
             Change in liabilities for future policy
                benefits for traditional life,
                disability income and
                long-term care insurance                              124,666               131,156
             Change in policy claims and other
                policyholders' funds                                    1,237                 7,245
             Deferred income taxes                                     12,631                 7,690
             Change in other assets                                      (938)                9,101
             Change in other liabilities                              (92,227)              (96,345)
             Amortization of premium, net                              98,240                31,399
             Net realized (gain) loss on investments                  (23,320)               45,314
             Contractholder charges, non-cash                        (118,956)             (112,063)
             Other, net                                               (28,483)              (11,144)
                                                                   -----------      ---------------
                Net cash (used in) provided by operating
                activities                                          $ (73,879)            $   8,034
                                                                   -----------      ---------------

          See accompanying notes to consolidated financial statements.

                                      IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (thousands)
                                             (unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                     2003                      2002
                                                                 -------------             ------------
Cash flows from investing activities:
    Available-for-sale investments:
       Purchases                                                 $(12,096,165)             $(4,894,562)
       Maturities, sinking fund payments and calls                  2,268,842                1,604,836
       Sales                                                        6,260,068                3,226,222
    Other investments, excluding policy loans:
       Purchases                                                     (567,419)               (279,229)
       Sales                                                          320,940                  222,646
    Change in amounts due to and from brokers, net                 (3,081,601)              (1,037,584)
                                                                 -------------             ------------
       Net cash used in investing activities                       (6,895,335)              (1,157,671)
                                                                 -------------             ------------

Cash flows from financing activities:
    Activity related to universal life-type insurance
     and investment contracts:
       Considerations received                                      2,918,726                1,633,285
       Interest credited to account balances                          610,404                  555,248
       Surrenders and death benefits                                 (888,181)              (1,022,386)
    Universal life-type insurance policy loans:
       Repayment                                                       22,079                   48,882
       Issuance                                                       (15,923)                 (39,107)
    Cash dividends to parent                                               --                  (70,000)
                                                                 -------------             ------------
         Net cash provided by financing activities                  2,647,105                1,105,922
                                                                 -------------             ------------

Net decrease in cash and cash equivalents                          (4,322,109)                 (43,715)

Cash and cash equivalents at beginning of period                    4,424,061                 1,150,251
                                                                 -------------             ------------

Cash and cash equivalents at end of period                       $     101,952             $  1,106,536
                                                                 =============             ============


          See accompanying notes to consolidated financial statements.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

         Recently Issued Accounting Standards

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements for VIEs were effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or, (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

         The entities primarily impacted by FIN 46 relate to structured investments, including collateralized debt obligations (CDOs) and secured loan trusts (SLTs), which are owned by the Company. FIN 46 does not impact the accounting for qualified special purpose entities as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt," such as the Company's securitization trust established in 2001 where the Company's retained interests in the trust had a carrying value of $531 million at June 30, 2003, of which $395 million is considered investment grade.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         The CDO entities impacted by FIN 46 contain debt issued to investors which is non-recourse to the Company and solely supported by portfolios of high-yield bonds and loans. From time-to-time the Company invests in the residual and rated tranches of the CDO structures that are either managed by a related party or a third-party. The SLTs provide returns to investors primarily based on the performance of an underlying portfolio of high-yield loans which are managed by a related party.

         Detailed interpretations of FIN 46 continue to emerge and, accordingly, the Company is still in the process of evaluating its impact. Preliminary estimates are that the consolidation of these and other VIE entities could result in a cumulative effect of accounting change that will reduce reported third quarter 2003 net income through a non-cash charge with the consolidation of up to $450 million of related assets. Taken together, over the lives of the structures subject to FIN 46 through their maturity, the Company's maximum cumulative exposure to pre-tax loss as a result of its investment in these entities is represented by the carrying values at June 30, 2003. Those carrying values include CDO residual tranches having an adjusted cost basis of $5 million and SLTs having an adjusted cost basis of $644 million.

         The initial charge related to the application of FIN 46 will have no cash flow effect on the Company. Future valuation adjustments specifically related to the application of FIN 46 to the CDOs, if consolidated, would also be non-cash items, and would be reflected in the Company's quarterly results until maturity. The Company expects the aggregate gains or losses, including the July 1, 2003 implementation charge, if CDOs are required to be consolidated, to reverse themselves over time as the structures mature, because the debt issued to the investors in the CDOs is non-recourse to the Company and further reduction in the value of the related assets will be absorbed by the third party investors. To the extent losses are incurred in the SLT portfolio, future charges could be incurred under FIN 46.

         In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The Company is
         currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits (GMDBs) included within the majority of variable annuity contracts offered by the Company. SOP 03-1 is required to be adopted on January 1, 2004.

2.       Investment Securities

         Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $53 million and $46 million for the three months ended June 30, 2003 and 2002, respectively. Gross realized losses on sales

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         of securities classified as Available-for-Sale were ($8 million) and ($2 million) for the three months ended June 30, 2003 and 2002, respectively. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($35 million) and ($83 million) for the three months ended June 30, 2003 and 2002, respectively.

         Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $191 million and $83 million for the six months ended June 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were ($55 million) and ($28 million) for the six months ended June 30, 2003 and 2002, respectively. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of ($103 million) and ($87 million) for the six months ended June 30, 2003 and 2002, respectively.

3.       Comprehensive Income

         Comprehensive income is defined as the aggregate change in stockholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities, net of related tax and applicable deferred policy acquisition costs, and unrealized gains or losses on derivatives, net of related tax.

         Total comprehensive income was $327 million and $324 million for the three months ended June 30, 2003 and 2002, respectively. Total comprehensive income was $451 million and $319 million for the six months ended June 30, 2003 and 2002, respectively. The difference between net income and total comprehensive income for these periods is primarily the result of the change in net unrealized gains on Available-for-Sale securities.

4.       Taxes and Interest

         Cash paid for income taxes totaled $73 million and $107 million for the six months ended June 30, 2003 and 2002, respectively. Cash paid for interest on borrowings totaled $2 million and $5 million for the six months ended June 30, 2003 and 2002, respectively.

5.       Commitments and contingencies

         Commitments to fund mortgage loan investments in the ordinary course of business at June 30, 2003 aggregated $55 million.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         The maximum amount of life insurance risk retained by the Company is $750,000 on any policy insuring a single life and $1.5 million on any policy insuring a joint-life combination. The Company generally retains 10% of the mortality risk on new life insurance policies. Risk not retained is reinsured with other life insurance companies. Risk on universal life and variable universal life policies is reinsured on a yearly renewable term basis. Risk on term insurance and long-term care policies is reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

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

         To the extent that the GMDB is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the six months ended June 30, 2003 and 2002, were $19 million and $13 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs. As discussed in
         Note 1, SOP 03-1, which was issued by the AICPA in July 2003 with a required adoption date of January 1, 2004, will require reserves related to GMDBs. The impact of that requirement, as well as other provisions of SOP 03-1, is being evaluated.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 5%. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

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

         Results of Operations for the Three Months Ended June 30, 2003 and 2002

         Net income was $110 million for the three months ended June 30, 2003, compared to $72 million in 2002. The increase in net income reflects increases in net investment income and realized gains on investments, partially offset by lower management and other fees and higher overall benefits and expenses.

         Premiums and investment contract deposits increased to $2.5 billion for the three months ended June 30, 2003 compared to $2.0 billion for the three months ended June 30, 2002. This growth is due to relatively strong cash sales of both fixed annuities and fixed account portions of the Company's variable annuities.

         Policyholder and contractholder charges increased $4 million or 3% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This increase reflects increased cost of insurance charges due primarily to higher amounts of insurance in force, as well as an increase in surrender charges.

         Management and other fees decreased to $95 million for the three months ended June 30, 2003 compared with $109 million for the three months ended June 30, 2002. This was primarily due to a lower average value of separate account assets. While equity markets rose in the second quarter of 2003, average asset values remained below 2002 levels. The Company provides investment management services for many of the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts based on asset levels.

         Net investment income increased to $422 million for the three months ended June 30, 2003 compared to $382 million for the three months ended June 30, 2002. This increase was primarily due to higher invested asset amounts in 2003, partially offset by lower investment yields.

         Net realized gain (loss) on investments was $1 million for the three months ended June 30, 2003 compared to ($41 million) for the three months ended June 30, 2002. For the three months ended June 30, 2003, $54 million of investment gains, were partially offset by ($53 million) of impairments and losses. Included in these total investment gains and losses are $53 million of gross realized gains, ($8 million) of gross realized losses from sales of securities, as well as ($35 million) of other-than-temporary investment impairment losses, classified as Available-for-Sale.

         For the three months ended June 30, 2002, $46 million of investment gains, were partially offset by ($87 million) of impairments and losses. Included in these total investment gains and losses are $46 million of gross realized gains, ($2 million) of gross realized losses from sales of securities, as well as ($83 million) of other-than-temporary investment impairment losses, classified as Available-for-Sale. The 2002 net realized loss on investments reflects losses on WorldCom debt holdings.

         Total benefits and expenses were $603 million for the three months ended June 30, 2003, an increase of 3 percent from the same period in 2002. This increase reflects higher interest credited expenses on universal life-type insurance and investment contracts which increased 13 percent to $311 million. This was primarily due to increased interest credited to annuity products due to higher accumulation values in force, partially offset by lower crediting rates. Total death and other benefits decreased $2 million. The second quarter 2002 benefits and expenses reflect a $7 million release of reserves related to the September 11, 2001 terrorist attacks.

         Amortization of deferred policy acquisition costs (DAC) decreased to $69 million for the three months ended June 30, 2003 compared to $91 million for the three months ended June 30, 2002. The decrease in DAC amortization reflects the impact of significantly  better equity market performance in 2003 than
         in  2002.   Faster-than-assumed   growth  in  customer   asset  values
         associated with the Company's variable annuity and insurance products resulted in a deceleration of DAC amortization in 2003, whereas declines in variable annuity and insurance customer asset values resulted in an acceleration of DAC amortization in 2002.

         Other insurance and operating expenses increased 11 percent, primarily due to the impact of fewer capitalized costs, which is the result of a comprehensive review of the DAC-related practices completed during the third quarter of 2002.

         Results of Operations for the Six Months Ended June 30, 2003 and 2002

         Net income was $206 million for the six months ended June 30, 2003, compared to $200 million in 2002. The increase in net income reflects increases in net investment income and realized gains on investments, partially offset by lower management and other fees and higher overall benefits and expenses.

         Premiums and investment contract deposits increased to $4.6 billion for the six months ended June 30, 2003 compared to $3.5 billion for the six months ended June 30, 2002. This growth is due to relatively strong cash sales of both fixed annuities and fixed account portions of the Company's variable annuities.

         Policyholder and contractholder charges increased $9 million or 4% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase reflects increased cost of insurance charges due primarily to higher amounts of insurance in force, as well as an increase in surrender charges.

         Management and other fees decreased to $182 million for the six months ended June 30, 2003 compared with $220 million for the six months ended June 30, 2002. This was primarily due to a decrease in average value of separate account assets. While equity markets rose in the second quarter of 2003, average asset values remained below 2002 levels. The Company provides investment management services for many of the mutual funds, which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts based on asset levels.

         Net investment income increased to $819 million for the six months ended June 30, 2003 compared to $782 million for the six months ended June 30, 2002. This increase was primarily due to higher invested asset amounts in 2003, partially offset by lower investment yields.

         Net realized gain (loss) on investments was $23 million for the six months ended June 30, 2003 compared to ($45 million) for the six months ended June 30, 2002. For the six months ended June 30, 2003, $192 million of total investment gains, were partially offset by ($169 million) of impairments and losses. Included in these total investment gains and losses are $191 million of gross realized gains and ($55 million) of gross realized losses from sales of securities, as well as ($103
         million)  of   other-than-temporary   investment   impairment  losses,
         classified as Available-for-Sale.

         For the six months ended June 30, 2002, $83 million of investment gains, were partially offset by ($128 million) of impairments and losses. Included in these total investment gains and losses are $83 million of gross realized gains, ($28 million) of gross realized losses from sales of securities, as well as ($87 million) of other-than-temporary investment impairment losses, classified as Available-for-Sale. The 2002 net realized loss on investments reflects losses on WorldCom debt holdings.

         Total benefits and expenses were $1.2 billion for the six months ended June 30, 2003, an increase of 7 percent from the same period in 2002. This increase reflects higher interest credited expenses on universal life-type insurance and investment contracts, which increased 10 percent to $610 million. This was primarily due to increased interest credited to annuity products due to higher accumulation values in force, partially offset by lower crediting rates. Total death and other benefits increased $13 million. The 2002 benefits and expenses include a $7 million release of reserves related to the September 11, 2001 terrorist attacks.

         Amortization of deferred policy acquisition costs (DAC) decreased to $149 million for the six months ended June 30, 2003 compared to $168 million for the six months ended June 30, 2002. The decrease in DAC amortization reflects the impact of significantly better equity market performance in 2003 than in 2002. Faster-than-assumed growth in customer asset values associated with the Company's variable annuity and insurance products resulted in a deceleration of DAC amortization in 2003, whereas declines in variable annuity and insurance customer asset values resulted in an acceleration of DAC amortization in 2002.

         Other insurance and operating expenses increased 15 percent, primarily due to the impact of fewer capitalized costs, which is the result of a comprehensive review of the DAC-related practices completed during the third quarter of 2002.

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

         Management monitors other principal DAC assumptions, such as persistency, mortality rate, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year.

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

         DAC of $3.4 billion was on the Company's balance sheet at June 30, 2003. This balance consisted of $1.7 billion related to life and health insurance and $1.7 billion related to annuities.

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

         Another area impacted by market-based events is guaranteed minimum death benefits (GMDBs). The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The standard guaranteed minimum death benefit in the current "flagship" annuity offered by the Company, American Express Retirement Advisor Advantage Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value on the date of death, (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payment and minus adjusted partial surrenders since that anniversary.

         To the extent that the GMDB is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the six months ended June 30, 2003 and 2002, were $19 million and $13 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs. In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) which requires reserves related to guaranteed minimum death benefits. The impact of that requirement as well as other provisions of SOP 03-1 are currently being evaluated.

         The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 5%. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

         Liquidity and Capital Resources

         The liquidity requirements of the Company are generally met by funds provided by premiums, investment contract deposits, investment income, proceeds from sales of investments as well as maturities, periodic repayments of investment principal and capital contributions. The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

         The Company has an available line of credit with AEFC of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. There were no borrowings outstanding at June 30, 2003. The Company also uses reverse repurchase agreements for short-term liquidity needs. Outstanding reverse repurchase agreements totaled $348 million at June 30, 2003.

         At June 30, 2003 and 2002,  based on amortized  cost,  approximately  6
         percent  of  the  Company's   investments  in  fixed   maturities  were
         below-investment-grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade
         bonds  reflect   consideration  of  such  factors.   The  Company  has
         identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. Additionally, the Company had a reserve for losses on mortgage loans of $48 million at June 30, 2003.

         The Company holds investments in collateralized debt obligations (CDOs) and secured loan trusts (SLTs) (backed by high-yield bonds and bank loans), some of which are also managed by a related party. The Company invested in CDOs and SLTs as part of its investment strategy in order to pay a competitive rate to contractholders' accounts. The Company's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of June 30, 2003, the carrying values of the CDO residual tranches and SLT notes were $5 million and $644 million, respectively. CDOs and SLTs are illiquid investments. As an investor in the residual tranche of CDOs, the Company's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of SLTs, the Company's return is based on a reference portfolio of loans. The carrying value of the CDO and SLT investments and the Company's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by the Company. Although the exposure associated with the Company's investment in CDOs and SLTs is limited to the carrying value of such investments, they are volatile investments and have a substantial degree of risk associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than the Company's exposure. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of the Company's investment return with respect to the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the carrying amount.

         During 2001, the Company placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, (collectively referred to as transferred assets), having an aggregate book value of $675 million, into a securitization trust. In return, the Company received $90 million in
         cash   (excluding   transaction   expenses)   relating   to  sales  to
         unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $586 million. As of June 30, 2003, the retained interests had a carrying value of $531 million, of which $395 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

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

         In July 2003, the AICPA issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The Company is currently evaluating its impact, which, among other provisions, requires reserves related to GMDBs included within the majority of its variable annuity contracts. The SOP is required to be adopted on January 1, 2004. See Impact of Recent Market-Volatility on Results of Operations section of Management's Discussion and Analysis for further discussion.

         ITEM 4. CONTROLS AND PROCEDURES

        (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

        (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         Forward-Looking Statements

         This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the Company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting the Company's revenues; the Company's ability to grow its business over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, and rating agency requirements; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; the accuracy of certain critical accounting estimates, including, the fair value of the assets in the Company's investment portfolio (including those investments that are not readily marketable); fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold, the market value of its managed assets, management, distribution and other fees received based on the value of those assets, the Company's ability to recover DAC as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products, and the level of guaranteed minimum death benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; potential deterioration in the Company's high-yield and other investments, which could result in further losses in the investment portfolio; the ability to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; the types and value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect the Company against losses; a downturn in the Company's business and/or negative changes in the Company's and its subsidiaries' claims-paying ability and other ratings, which could negatively impact sales; increasing competition in all of the Company's major lines of business; fluctuations in interest rates, which impact the

         Company's spreads, credit trends and the rate of bankruptcies, which can affect returns on the Company's investment portfolios; changes in laws or government regulations, including tax laws affecting the Company's business or that may affect the sales of the Company's products, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving CDOs and SLTs that the Company invests in, which could affect both the Company's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters.

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)  Exhibits

                                    See Exhibit Index on page E-1 hereof.

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


                           IDS LIFE INSURANCE COMPANY
                           --------------------------
                                  (Registrant)




Date:  August 13, 2003           By   /s/ John T. Sweeney
                                      ---------------------------------
                                      John T. Sweeney
                                      Executive Vice President -Finance
                                      and Chief Financial Officer







Date:  August 13, 2003           By   /s/ Barbara H. Fraser
                                      ---------------------------------
                                      Barbara H. Fraser
                                      Chief Executive Officer

                                  EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report:


Exhibit                                 Description

31.1 Certification of Barbara H. Fraser pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of John T. Sweeney pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Barbara H. Fraser pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of John T. Sweeney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.