Form 10-Q
period 2003-09-30
IDS LIFE INSURANCE CO
filed 2003-11-14
CIK 727892

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

                For the quarterly period ended September 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                         41-0823832
------------------------------------                        -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

227 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                 55474
------------------------------------------------             -------------
  (Address of principal executive offices)                      (Zip Code)

       (Registrant's telephone number, including area code) (612) 671-3131
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
Part I.      Financial Information:

             Item 1.  Financial Statements

                      Consolidated Statements of Income - Three months
                      ended September 30, 2003 and 2002                       1

                      Consolidated Statements of Income - Nine
                      months ended September 30, 2003 and 2002                2

                      Consolidated Balance Sheets - September 30,
                      2003 and December 31, 2002                              3

                      Consolidated Statements of Cash Flows - Nine
                      months ended September 30, 2003 and 2002              4-5

                      Notes to Consolidated Financial Statements           6-10

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       11-19

             Item 4.  Controls and Procedures                                20

Part II.     Other Information                                               22

             Item 1.  Legal Proceedings                                      22

             Item 6.  Exhibits and Reports on Form 8-K                       22

             Signatures                                                      23

             Exhibit Index                                                  E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                           IDS LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (thousands)
                                                  (unaudited)

                                                                              Three months ended
                                                                                 September 30,
                                                                     ------------------------------------
                                                                        2003                    2002
                                                                     -----------             ----------
Revenues:
    Premiums:
         Traditional life insurance                                    $ 16,021               $ 17,549
         Disability income and  long-term care insurance                 71,433                 69,893
                                                                        --------               --------
                        Total premiums                                   87,454                 87,442

    Policyholder and contractholder charges                             130,320                132,140
    Management and other fees                                           101,980                 93,723
    Net investment income                                               427,603                385,490
    Net realized (loss) gain on investments                             (10,665)                11,619
                                                                        --------               --------
                        Total revenues                                  736,692                710,414
                                                                        --------               --------

Benefits and expenses:
    Death and other benefits:
         Traditional life insurance                                      11,063                  9,213
         Universal life-type insurance and investment contracts          56,620                 54,956
         Disability income and long-term care insurance                  14,877                 13,636
    (Decrease) increase in liabilities for future policy benefits:
                  Traditional life insurance                             (2,374)                (2,373)
                   Disability income and long-term care insurance        36,398                 34,104
    Interest credited on universal life-type
       insurance and investment contracts                               308,675                287,046
    Amortization of deferred policy acquisition costs                    74,234                 96,443
    Other insurance and operating expenses                              107,627                115,537
                                                                       ---------               --------
                        Total benefits and expenses                     607,120                608,562
                                                                       ---------               --------

Income before income tax (benefit) provision                            129,572                101,852

Income tax (benefit) provision                                           (3,592)                15,681
                                                                       ---------               --------

Net income                                                             $133,164               $ 86,171
                                                                       =========               ========

                                See Notes to Consolidated Financial Statements.

                                          IDS LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  (thousands)
                                                  (unaudited)

                                                                              Nine months ended
                                                                                 September 30,
                                                                     ----------------------------------
                                                                        2003                  2002
                                                                     -----------            ----------
Revenues:
    Premiums:
         Traditional life insurance                                  $   48,406            $   50,213
         Disability income and  long-term care insurance                210,814               201,613
                                                                     -----------            ----------
                     Total premiums                                     259,220               251,826

    Policyholder and contractholder charges                             397,287               386,969
    Management and other fees                                           284,430               313,728
    Net investment income                                             1,246,136             1,167,344
    Net realized gain (loss) on investments                              12,655               (33,695)
                                                                     -----------            ----------
                     Total revenues                                   2,199,728             2,086,172
                                                                     -----------            ----------

Benefits and expenses:
    Death and other benefits:
         Traditional life insurance                                      30,916                27,413
         Universal life-type insurance and investment contracts         155,015               143,353
         Disability income and long-term care insurance                  42,224                38,414
    (Decrease) increase in liabilities for future policy benefits:
                  Traditional life insurance                             (2,733)                2,039
                  Disability income and long-term care insurance        102,237                98,121
    Interest credited on universal life-type
       insurance and investment contracts                               919,558               842,647
    Amortization of deferred policy acquisition costs                   228,292               264,114
    Other insurance and operating expenses                              341,660               321,679
                                                                     -----------            ----------
                     Total benefits and expenses                     $1,817,169            $1,737,780
                                                                     -----------            ----------

Income before income tax provision                                      382,559               348,392

Income tax provision                                                     42,974                62,262
                                                                     -----------            ----------

Net income                                                           $  339,585            $  286,130
                                                                     ===========            ==========

                                See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (thousands)

                                                                 September 30,          December 31,
                                                                      2003                  2002
                                                              -----------------        --------------
                                                                  (unaudited)
Assets
Investments:
    Available-for-sale:
         Fixed maturity investments, at fair value  (amortized
                   cost: 2003, $27,149,933; 2002, $23,209,226)   $28,073,453            $24,052,104
    Mortgage loans on real estate (less reserves: 2003,
                   $47,947; 2002, $30,103)                         3,235,521              3,417,651
    Policy loans                                                     579,401                591,126
    Other investments                                              1,112,785                752,579
                                                                 ------------           ------------
                  Total investments                               33,001,160             28,813,460

Cash and cash equivalents                                             79,970              4,424,061
Amounts recoverable from reinsurers                                  723,093                633,510
Amounts due from brokers                                             433,108                 25,835
Other accounts receivable                                             58,503                 56,245
Accrued investment income                                            340,498                277,279
Deferred policy acquisition costs                                  3,523,189              3,309,783
Other assets                                                         121,905                117,788
Separate account assets                                           24,996,574             21,980,674
                                                                 ------------           ------------

                  Total assets                                   $63,278,000            $59,638,635
                                                                 ============           ============

Liabilities and Stockholder's Equity
Liabilities:
    Future policy benefits:
       Fixed annuities                                           $26,311,665            $23,411,314
       Universal life-type insurance                               3,566,598              3,515,010
       Traditional life insurance                                    251,344                247,441
         Disability income and long-term care insurance            1,653,495              1,466,171
    Policy claims and other policyholders' funds                      83,230                 85,400
    Amounts due to brokers                                           464,918              3,342,989
    Deferred income taxes                                            214,643                182,059
    Other liabilities                                                413,182                463,326
    Separate account liabilities                                  24,996,574             21,980,674
                                                                 ------------           ------------

                     Total liabilities                            57,955,649             54,694,384
                                                                 ------------           ------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding               3,000                  3,000
    Additional paid-in capital                                     1,088,327              1,088,327
    Retained earnings                                              3,694,426              3,354,841
    Other comprehensive income, net of tax:
        Net unrealized securities gains                              535,380                497,319
        Net unrealized derivative gains                                1,218                    764
                                                                 ------------           ------------
            Accumulated other comprehensive income                   536,598                498,083
                                                                 ------------           ------------

                     Total stockholder's equity                    5,322,351              4,944,251
                                                                 ------------           ------------

Total liabilities and stockholder's equity                       $63,278,000            $59,638,635
                                                                 ============           ============

                          See Notes to Consolidated Financial Statements.

                                       IDS LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (thousands)
                                               (unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                      2003              2002
                                                                   ----------       ----------
Cash Flows from Operating Activities
    Net income                                                     $ 339,585        $ 286,130
    Adjustments to reconcile net income to
        net cash provided by operating activities:
              Policy loans, excluding universal
                    life-type insurance
                        Issuance                                     (25,868)         (28,126)
                        Repayment                                     33,403           37,939
              Change in amounts recoverable from reinsurers          (89,583)         (72,869)
              Change in other accounts receivable                     (2,258)          (7,164)
              Change in accrued investment income                    (72,249)          (1,655)
              Change in deferred policy acquisition costs, net      (233,646)        (195,873)
              Change in liabilities for future policy benefits
                    for traditional life, disability income and
                    long-term care insurance                         191,227          178,522
              Change in policy claims and other
                    policyholders' funds                              (2,170)          25,363
              Deferred income taxes                                   11,800           53,671
              Change in other assets                                  (4,117)           9,637
              Change in other liabilities                            (50,144)         (63,075)
              Amortization of premium, net                           136,950           48,874
              Net realized (gain) loss on investments                (12,655)          33,695
              Net realized gains on trading securities               (19,079)          (6,993)
              Contractholder charges, non-cash                      (175,764)        (172,811)
              Other, net                                              (4,168)           5,123
                                                                   ----------       ----------
    Net cash provided by operating activities                         21,264          130,388
                                                                   ----------       ----------

                               See Notes to Consolidated Financial Statements.

                                       IDS LIFE INSURANCE COMPANY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (thousands)
                                               (unaudited)

                                                                          Nine months ended
                                                                            September 30,
                                                                   2003                     2002
                                                             ----------------        -----------------
Cash Flows from Investing Activities
    Available-for-Sale investments:
       Sales                                                  $  9,205,312             $  6,581,196
       Maturities, sinking fund payments and calls               3,546,041                2,276,303
       Purchases                                               (16,738,868)             (10,031,715)

    Other investments, excluding policy loans:
       Sales, maturities, sinking fund payments and calls          471,588                  355,323
       Purchases                                                  (697,042)                (362,979)
    Change in amounts due to and from brokers, net              (3,285,344)              (1,344,862)
                                                             --------------            -------------
    Net cash used in investing activities                       (7,498,313)              (2,526,734)
                                                             --------------            -------------

Cash Flows from Financing Activities
    Activity related to universal life-type insurance
    and investment contracts:
       Considerations received                                   3,701,940                3,315,296
       Interest credited to account balances                       919,558                  842,647
       Surrenders and death benefits                            (1,492,730)              (1,205,070)
    Universal life-type insurance policy loans:
       Repayment                                                    66,085                   71,752
       Issuance                                                    (61,895)                 (57,875)
    Cash dividends to parent                                            --                  (70,000)
    Capital contribution from parent                                    --                  250,000
                                                             --------------            -------------
    Net cash provided by financing activities                    3,132,958                3,146,750
                                                             --------------            -------------

Net (decrease) increase in cash and cash equivalents            (4,344,091)                 750,404

Cash and cash equivalents at beginning of period                 4,424,061                1,150,251
                                                             --------------            -------------

Cash and cash equivalents at end of period                    $     79,970             $  1,900,655
                                                             ==============            =============

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

         The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. See Note 4., Taxes and Interest, regarding the Company's third quarter 2003 income tax benefit. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

         Recently Issued Accounting Standards

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). In October 2003, the FASB issued a statement delaying the effective date of the consolidation provisions of FIN 46 from July 1, 2003 to December 31, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or, (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

         The entities primarily impacted by FIN 46, which the Company may consolidate, relate to structured investments, including collateralized debt obligations (CDOs) and secured loan trusts (SLTs), which are partially owned by the Company. FIN 46 does not impact the accounting for qualified special purpose entities as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt," such as the Company's CDO-related securitization trust established in 2001. That trust contains a majority of the Company's rated CDOs whose retained interests in the trust had a carrying value of $548 million at

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         September 30, 2003, of which $411 million is considered investment grade. Separately, FIN 46 is not expected to impact the accounting for an additional $24 million of rated CDO tranches managed by a third party.

         The CDO entities impacted by FIN 46 contain debt issued to investors which is non-recourse to the Company and solely supported by portfolios of high-yield bonds and loans. From time-to-time, the Company invests in the residual and rated debt tranches of the CDO structures that are either managed by a related party or a third-party. The SLTs provide returns to investors primarily based on the performance of an underlying portfolio of high-yield loans, which are managed by a related party.

         Detailed interpretations of FIN 46 continue to emerge and the FASB's statement delaying its implementation indicated the FASB intends to issue further interpretations over the next few months. Accordingly, the Company decided to delay its planned third quarter 2003 adoption of FIN 46 until the revised effective date of December 31, 2003. The Company will record a cumulative effect of accounting change with the consolidation of up to $450 million of additional assets. The impact of adopting FIN 46 will be dependent upon further interpretations of FIN 46 and market factors at December 31, 2003. Taken together, over the lives of the structures subject to FIN 46 through their maturity, the Company's maximum cumulative exposure to pre-tax loss as a result of its investment in these entities is represented by the carrying values at September 30, 2003. Those carrying values include CDO residual tranches having an adjusted cost basis of $4 million and SLTs having an adjusted cost basis of $652 million.

         The initial impact related to the application of FIN 46 will have no cash flow effect on the Company. Ongoing valuation adjustments specifically related to the application of FIN 46 to the CDOs, if consolidated, would also be non-cash items, and would be reflected in the Company's quarterly results until maturity. Subsequent to the December 31, 2003 FIN 46 adoption, if required, these ongoing valuation adjustments, which will be reflected in operating results over the then remaining lives of the structures subject to FIN 46 and which will be dependent upon market factors during such time, will result in periodic gains or losses. The Company expects, in the aggregate, such gains or losses, including the December 31, 2003 implementation amount, if CDOs are required to be consolidated, to reverse themselves over time as the structures mature, because the debt issued to the investors in the CDOs is non-recourse to the Company and the further reductions in the value of the related assets will be absorbed by the third party investors. To the extent losses are incurred in the SLT portfolio, future charges could be incurred under FIN 46.

         In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts"

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         (SOP 03-1). The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits (GMDBs) and guaranteed minimum income benefits (GMIBs) included within the variable annuity contracts offered by the Company. SOP 03-1 is required to be adopted on January 1, 2004.

2.       Investment Securities

         Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $26.3 million and $93.9 million for the three months ended September 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were $36.6 million and $49.7 million for the three months ended September 30, 2003 and 2002, respectively. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of $33.1 million for the three months ended September 30, 2002.

         Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $217.3 million and $176.6 million for the nine months ended September 30, 2003 and 2002, respectively. Gross realized losses on sales of securities classified as Available-for-Sale were $91.4 million and $78.0 million for the nine months ended September 30, 2003 and 2002, respectively. The Company also recognized other-than-temporary impairment losses on Available-for-Sale securities of $102.6 million and $119.8 million for the nine months ended September 30, 2003 and 2002, respectively.

3.       Comprehensive Income

         Comprehensive income is defined as the aggregate change in stockholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and applicable deferred policy acquisition costs, net of related tax and unrealized gains or losses on derivatives, net of related tax.

         Total comprehensive (loss) income was ($61) million and $402 million for the three months ended September 30, 2003 and 2002, respectively. Total comprehensive income was $390 million and $721 million for the nine months ended September 30, 2003 and 2002, respectively. The difference between net income and total comprehensive income for these periods primarily reflects the change in net unrealized gains on Available-for-Sale securities.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

4.       Taxes and Interest

         Net income taxes paid during the nine months ended September 30, 2003 and 2002, were $58.8 million and $80.4 million, respectively. The income tax benefit in the third quarter of 2003 reflects a $29 million reduction in the tax provision resulting from adjustments related to the finalization of the 2002 tax return filed during the quarter and publication of favorable technical guidance related to the taxation of dividend income. Interest paid on borrowings during the nine months ended September 30, 2003 and 2002, were $2.3 million and $6.3 million, respectively.

5.       Commitments and Contingencies

         Commitments to fund mortgage loans on real estate at September 30, 2003 were $86.2 million.

         The maximum amount of life insurance risk retained by the Company is $750,000 on any policy insuring a single life and $1.5 million on any policy insuring a joint-life combination. The Company generally retains 10 percent of the mortality risk on new life insurance policies. Risk not retained is reinsured with other life insurance companies. Risk on universal life and variable universal life policies are reinsured on a yearly renewable term basis. Risk on term insurance and long-term care policies is reinsured on a coinsurance basis. The Company retains all accidental death benefit, disability income and waiver of premium risk. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

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

         To the extent that the GMDB is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         value is expensed when payable. Amounts expensed for the three months ended September 30, 2003 and 2002, were $7 million and $10 million, respectively. Amounts expensed for the nine months ended September 30, 2003 and 2002, were $26 million and $23 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods. As discussed in Note 1, SOP 03-1, which was issued by the AICPA in July 2003 with a required adoption date of January 1, 2004, will require reserves related to GMDBs and GMIBs. The impact of that requirement, as well as other provisions of SOP 03-1, is being evaluated. The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3 percent to 5 percent. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

         The IRS routinely examines the Company's federal income tax information and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on the Company's consolidated financial position as a result of these audits.

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IDS Life Insurance Company ("the Company") is a stock life insurance company organized under the laws of the State of Minnesota. The Company is a wholly owned subsidiary of American Express Financial Corporation ("AEFC") and serves all states except New York. AEFC is a wholly-owned subsidiary of American Express Company. The Company distributes its fixed and variable insurance and annuities products exclusively through the American Express Financial Advisors' ("AEFA") retail sales force. The Company has four wholly owned subsidiaries that distribute their products through the various AEFA distribution channels. IDS Life Insurance Company of New York ("IDS Life of New York"), a New York corporation, is a wholly owned subsidiary of the Company and serves New York State residents. IDS Life of New York distributes its fixed and variable insurance and annuity products exclusively through AEFA's retail sales force. The Company also owns American Enterprise Life Insurance Company ("American Enterprise Life"), an Indiana corporation, which primarily issues fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors. American Centurion Life Assurance Company ("American Centurion Life"), a New York corporation, is also a subsidiary of the Company. American Centurion Life offers fixed and variable annuities to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuities for sale through non-affiliated representatives and agents of third party distributors, in New York. The Company owns American Partners Life Insurance Company ("American Partners Life"), an Arizona corporation which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York. The Company also owns IDS REO 1, LLC; IDS REO 2, LLC; and American Express Corporation. These subsidiaries hold real estate, mortgage loans on real estate and/or affordable housing investments.

         The Company follows accounting principles generally accepted in the United States (GAAP).

         Results of Operations for the Three Months Ended September 30, 2003 and 2002

         Net income increased 55 percent to $133.2 million from $86.2 million. This increase reflects: (i) a $29 million reduction in income tax provision due to adjustments related to the finalization of the 2002 tax return filed during the third quarter of 2003 and the publication of favorable technical guidance related to the taxation of dividend income; (ii) net realized loss on investments of $10.7 million in the third quarter of 2003 compared to a net realized gain on investments of $11.6 million in the third quarter of 2002; (iii) increased revenues from management and other fees; and (iv) substantially increased net investment income.

         Management and other fees revenue increased $8.3 million or 9 percent. This was primarily due to a higher average value of separate account assets, reflecting the recent improvement in equity market conditions. As of September 30, 2003, the Company provides investment management services for many of the mutual funds used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts based on asset levels.

         Net investment income increased $42.1 million or 11 percent as higher levels of invested assets were partially offset by lower average yields on the investment portfolio.

         Net realized (loss) gain on investments was a $10.7 million net loss for the three months ended September 30, 2003 compared to an $11.6 million net gain for the three months ended September 30, 2002. For the three months ended September 30, 2003, $26.4 million of investment gains were more than offset by $37.1 million of impairments and losses. Included in these total investment gains and losses are $26.3 million of gross realized gains and $36.6 million of gross realized losses from sales of securities, classified as Available-for-Sale.

         For the three months ended September 30, 2002, $96.9 million of investment gains were partially offset by $85.3 million of impairments and losses. Included in these total investment gains and losses are $93.9 million of gross realized gains and $49.7 million of gross realized losses from sales of securities, as well as $33.1 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

         Interest credited expenses on universal life-type insurance and investment contracts increased 8 percent due to higher average in force levels across annuity and life products and the effect of appreciation in the S&P 500 on equity indexed annuities this period versus depreciation in the same period a year ago, partially offset by lower crediting rates on both annuities and life insurance products. Total death and other benefits increased slightly by $4.8 million. These two increases were substantially offset by lower DAC amortization expense together with a 7 percent decrease in other insurance and operating expenses.

         Amortization of deferred policy acquisition costs (DAC) decreased $22.2 million or 23 percent reflecting a net $18 million increase in DAC amortization expense in the third quarter of 2002, and a net $2 million decrease in DAC amortization expense in the third quarter of 2003, both as a result of the Company's annual third quarter review of various DAC assumptions and practices. See the DAC section below for further discussion of DAC and related adjustments.

         The income tax benefit in the third quarter of 2003 reflects a $29 million reduction in the tax provision resulting from adjustments related to the finalization of the 2002 tax return filed during the quarter and publication of favorable technical guidance related to the taxation of dividend income. Partially offsetting this expense reduction were realized losses from sales of mortgage-backed securities as the Company made adjustments in the level of these investments, such that mortgage-backed securities were 39 percent of the Company's overall portfolio at September 30, 2003 compared to 44 percent at December 31, 2002.

         Results of Operations for the Nine Months Ended September 30, 2003 and 2002

         Net income increased 19 percent to $339.6 million from $286.1 million. This increase reflects the third quarter 2003 $29 million reduction in income tax provision discussed above and a net realized gain on investments of $12.7 million compared to a net realized loss on investments of $33.7 million in the third quarter of 2002, partially offset by lower revenues from management and other fees and higher total benefits and expenses.

         Management and other fees decreased to $284 million for the nine months ended September 30, 2003 compared with $314 million for the nine months ended September 30, 2002. This was primarily due to a decrease in average value of separate account assets. While equity markets rose in the third quarter of 2003, average asset values for the nine months ended September 30, 2003 remained below 2002 levels. As of September 30, 2003, the Company provides investment management services for many of the mutual funds, which are used as investment options for variable annuities and variable life insurance. The Company also receives a mortality and expense risk fee from the separate accounts based on asset levels.

         Net investment income increased 7 percent to $1.2 billion for the nine months ended September 30, 2003 reflecting higher invested asset amounts in 2003, partially offset by lower average yields on the investment portfolio as a result of the relatively low interest rate environment.

         Net realized gain (loss) on investments was a $12.7 million net gain for the nine months ended September 30, 2003 compared to a $33.7 million net loss for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, $218.4 million of total investment gains were partially offset by $205.7 million of impairments and losses. Included in these total investment gains and losses are $217.3 million of gross realized gains and $91.4 million of gross realized losses from sales of securities, as well as $102.6 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

         For the nine months ended September 30, 2002, $180 million of investment gains were partially offset by $213.7 million of impairments and losses. Included in these total investment gains and losses are $176.6 million of gross realized gains, $78 million of gross realized losses from sales of securities, as well as $119.8 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

         Total benefits and expenses were $1.8 billion for the nine months ended September 30, 2003, an increase of 5 percent from the same period in 2002. This increase reflects a 9 percent increase in interest credited expenses on universal life-type insurance and investment contracts, which was primarily due to higher levels of annuities and insurance products in force, partially offset by lower crediting rates. Total death and other benefits increased 9 percent reflecting the $7 million release of reserves in the 2002 period, which was related to the September 11, 2001 terrorist attacks.

         DAC amortization expense decreased to $228.3 million for the nine months ended September 30, 2003 compared to $264.1 million for the nine months ended September 30, 2002. The decrease in DAC amortization reflects the impact of annual third quarter DAC-related adjustments discussed above together with the recently improved equity market performance in 2003 as compared with 2002. Faster-than-assumed growth in customer asset values associated with the Company's variable annuity and insurance products resulted in a deceleration of DAC amortization during the nine months ended September 30, 2003, whereas declines in variable annuity and insurance customer asset values resulted in an acceleration of DAC amortization during the nine months ended September 30, 2002.

         Other insurance and operating expenses increased 6 percent, reflecting, during the six months ended June 30, 2003, the impact of fewer capitalized costs, which was primarily the result of a comprehensive review of the DAC-related practices completed during the third quarter of 2002 and which is more fully described below.

         The income tax provision for the nine months ended September 30, 2003 reflects a $29 million reduction in the tax expense during the third quarter of 2003 resulting from adjustments related to the finalization of the 2002 tax return filed during the quarter and publication of favorable technical guidance related to the taxation of dividend income. Partially offsetting this expense reduction were realized losses from sales of mortgage-backed securities as the Company made adjustments in the level of these investments, such that mortgage-backed securities were 39 percent of the Company's overall portfolio at September 30, 2003 compared to 44 percent at December 31, 2002.

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

         When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. As a result of these reviews, the Company took actions in both 2003 and 2002 that impacted the DAC balance and expenses. In the third quarter 2003, these actions resulted in a net $2 million in DAC amortization expense reduction reflecting:

          o A $106 million DAC amortization reduction resulting from extending 10 - 15 year amortization periods for certain Flex Annuity contracts to 20 years. The Flex Annuity is an advisor-distributed variable annuity product sold from 1986 - 1996. In reviewing the persistency of this business in recent years, the Company had observed significant volumes persisting beyond the end of the 10- and 15-year amortization periods. The Company had maintained these amortization periods, however, due to uncertainty over the impact of a program launched in April 2002 under which eligible Flex Annuity contracts can be exchanged for new variable annuity contracts offered by the Company. Exchange rates to date under this program have been less than those expected, and the Company concluded in the third quarter it would be appropriate to measure the meaningful life of this business without anticipating future exchanges. This is consistent with the measurement made for other Company products, and the resulting 20-year period is the same as that used for other advisor-distributed variable annuity products.

          o A $92 million DAC amortization increase resulting from the recognition of a premium deficiency on the Company's Long-Term Care (LTC) business. The Company has monitored this business closely in recent periods as claim and persistency experience have developed adversely. The Company discontinued sales of its proprietary LTC product in the first quarter of 2003, and outsourced claims administration on the existing book in the second quarter. On the basis of updated analysis completed in the third quarter, the Company concluded that the associated DAC was not fully recoverable at current premium levels. The associated DAC remaining after this $92 million reduction is $162 million.

          o A $12 million net DAC amortization increase across the Company's Universal Life, Variable Universal Life and fixed and variable annuity products. The Company updated a number of DAC assumptions resulting in increases in amortization totaling $26 million and decreases in amortization totaling $14 million. The largest single item was a $16 million increase in amortization from reflecting lower than previously assumed spreads on fixed contract values.

         In the third quarter 2002, these actions resulted in a net $37 million increase in expenses reflecting:

         o A $173 million DAC amortization expense increase resulting from resetting the customer asset value growth rate assumptions for variable annuity and variable life products to anticipate near-term and long-term growth at an annual rate of 7 percent; and

         o A $155 million DAC amortization expense reduction from revising certain mortality and persistency assumptions for universal and variable universal life insurance products and fixed and variable annuity products to better reflect actual experience and future expectations.

         o These two items resulted in a net increase in expenses of $18 million as compared to the net decrease in expenses of $2 million in 2003.

         o In addition, 2002 expenses increased $19 million from the revision of the types and amounts of costs deferred, in part to reflect the impact of advisor platform changes and the effects of related reengineering. This revision, which resulted in an increase in ongoing expenses, continues to impact the 2003 quarterly results.

         DAC of $3.5 billion was on the Company's balance sheet at September 30, 2003. This balance consisted of $1.6 billion related to life and health insurance and $1.9 billion related to annuities. The DAC balance at December 31, 2002 was $3.3 billion and consisted of $1.7 billion related to life and health insurance and $1.6 billion related to annuities.

         Impact of Market-Volatility on Results of Operations

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

         To the extent that the GMDB is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the Company currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended September 30, 2003 and 2002, were $7 million and $10 million, respectively. Amounts expensed for the nine months ended September 30, 2003 and 2002, were $26 million and $23 million, respectively. The Company also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, the Company has not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods. In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) which requires reserves related to GMDBs and GMIBs. The impact of that requirement, as well as other provisions of SOP 03-1, are currently being evaluated.

         The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3 percent to 5 percent. To the extent the yield on the Company's invested asset portfolio declines below its target spread plus the minimum guarantee, the Company's profitability would be negatively affected.

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

         The Company has an available line of credit with AEFC of $200 million ($100 million committed and $100 million uncommitted). This line of credit is used strictly as a short-term source of funds. There were no borrowings outstanding under this line of credit at September 30, 2003. The Company also uses reverse repurchase agreements for short-term liquidity needs. Reverse repurchase agreements outstanding at September 30, 2003 were $130 million.

         At September 30, 2003 and 2002, based on amortized cost, approximately 7 percent of the Company's fixed maturity investments were below-investment-grade bonds. These investments may be subject to a higher degree of risk than the investment grade issues because of the borrowers' generally greater sensitivity to adverse economic conditions, such as recession or increasing interest rates, and in certain instances the lack of an active secondary market. Expected returns on below-investment-grade bonds reflect consideration of such factors. The Company has identified those fixed maturities for which a decline in fair value is determined to be other than temporary, and has written them down to fair value with a charge to earnings. Additionally, the Company had a reserve for losses on mortgage loans of $48 million at September 30, 2003.

         The Company holds investments in collateralized debt obligations (CDOs) and secured loan trusts (SLTs) (backed by high-yield bonds and bank loans), some of which are also managed by a related party. The Company invested in CDOs and SLTs as part of its investment strategy in order to pay a competitive rate to contractholders' accounts. The Company's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of September 30, 2003, the carrying values of the CDO residual tranches and SLT notes were $4 million and $652 million, respectively. The Company also has an interest in a CDO securitization trust described below as well as $24 million in rated CDO tranches managed by a third party. CDOs and SLTs are illiquid investments. As an investor in the residual tranche of CDOs, the Company's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of SLTs, the Company's return is based on a reference portfolio of loans. The carrying value of the CDO and SLT investments and the Company's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by the Company. Although the exposure associated with the Company's investment in CDOs and SLTs is limited to the carrying value of such investments, they have additional risk associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than the Company's exposure. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of the Company's investment return with respect to the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the carrying amount. See Note 1 to the Consolidated Financial Statements.

         During 2001, the Company placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, (collectively referred to as transferred assets), having an aggregate book value of $675 million, into a securitization trust. In return, the Company received $90 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $586 million. As of September 30, 2003, the retained interests had a carrying value of $548 million, of which $411 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases or decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

         OTHER REPORTING MATTERS

         Accounting Developments

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). In October 2003, the FASB issued a statement delaying the effective date of the consolidation provisions of FIN 46 from July 31, 2003 to December 31, 2003 for VIEs created prior to February 1, 2003. Certain disclosures are addressed in Note 1 to the Consolidated Financial Statements. The impact of adopting FIN 46 on the Consolidated Financial Statements is dependent upon further interpretations of FIN 46 and market conditions at December 31, 2003.

         In July 2003, the AICPA issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits and guaranteed minimum income benefits included within its variable annuity contracts. SOP 03-1 is required to be adopted on January 1, 2004. See Impact of Recent Market-Volatility on Results of Operations section of MD&A for further discussion.

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

PART II - OTHER INFORMATION

IDS LIFE INSURANCE COMPANY

Item 1.  Legal Proceedings

         In November 2002, a suit, captioned HARITOS ET AL. V. AMERICAN EXPRESS FINANCIAL CORPORATION AND IDS LIFE INSURANCE COMPANY, was filed in the United States District Court for the District of Arizona. The suit was filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from AEFA advisors during an undefined class period. Plaintiffs allege that the sale of the plans violate the Investment Advisors Act of 1940. The suit seeks an unspecified amount of damages, rescission and injunction relief. The Company believes that it has meritorious defenses to this suit and intends to defend this case vigorously.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                           See Exhibit Index on page E-1 hereof.

                  (b)  Reports on Form 8-K.

                           There were no reports on Form 8-K filed by the Company during the quarterly period ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IDS LIFE INSURANCE COMPANY
                                        (Registrant)



Date:  November 14, 2003        By  /s/ Barbara H. Fraser
                                    -----------------------
                                        Barbara H. Fraser
                                        Chief Executive Officer



Date:  November 14, 2003        By  /s/ John T. Sweeney
                                    -------------------
                                        John T. Sweeney
                                        Executive Vice President - Finance
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                  Description

31.1 Certification of Barbara H. Fraser pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of John T. Sweeney pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Barbara H. Fraser and John T. Sweeney pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.