Form 10-K
period 2003-12-31
IDS LIFE INSURANCE CO
filed 2004-03-30
CIK 727892

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ________________

                                    FORM 10-K
                                ________________

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                    Minnesota                                  41-0823832
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)


               829 AXP Financial Center
                Minneapolis, Minnesota                           55474
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (612) 671-3131

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes _____ No __X__

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


================================================================================

                                TABLE OF CONTENTS

Form 10-K
Item Number
                                                                            Page
PART I

1.   Business................................................................1
          Introduction.......................................................1
          Insurance:  Product Features and Risks.............................1
          Variable Life Insurance............................................1
          Universal Life Insurance...........................................2
          Traditional Life Insurance Products................................2
          Disability Income Insurance........................................2
          Long-term Care Insurance...........................................3
          Insurance Risks....................................................3
          Annuities:  Product Features and Risks.............................3
          Variable Annuities.................................................3
          Fixed Annuities....................................................3
          Annuity Risks......................................................4
          The General Account................................................5
          The Variable Accounts..............................................6
          Regulation.........................................................7
          Ratings............................................................7
          Risk Based Capital.................................................8
2.   Properties..............................................................8
3.   Legal Proceedings.......................................................8
4.   Submission of Matters to a Vote of Security Holders.....................9

PART II
5.   Market for Registrant's Common Equity and Related Stockholder Matters...9
6.   Selected Financial Data.................................................9
7.   Management's Discussion and Analysis of Consolidated Financial
     Condition and Results of Operations.....................................9
7A.  Quantitative and Qualitative Disclosures About Market Risk..............21
8.   Financial Statements and Supplementary Data.............................21
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure....................................................21
9A.  Controls and Procedures.................................................21

PART III
14.  Principal Accountant Fees and Services..................................21

PART VI
15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........22
     Signatures..............................................................23
     Index to Financial Statements...........................................F-1
     Exhibit Index...........................................................E-1

                                     PART I
ITEM 1. BUSINESS

                                  Introduction

IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation ("AEFC"), which is a wholly owned subsidiary of American Express Company. IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuities products exclusively through the American Express Financial Advisors Inc.'s ("AEFAI") retail sales force. IDS Life Insurance Company has four wholly owned life insurance company subsidiaries that distribute their products through various distribution channels. IDS Life Insurance Company of New York ("IDS Life of New York") is a wholly owned subsidiary of IDS Life Insurance Company and serves New York State residents. IDS Life of New York distributes its fixed and variable insurance and annuity products exclusively through AEFAI's retail sales force. IDS Life Insurance Company also owns American Enterprise Life Insurance Company ("American Enterprise Life"), an Indiana corporation, which primarily issues fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors. American Centurion Life Assurance Company ("American Centurion Life") is also a subsidiary of IDS Life Insurance Company. American Centurion Life offers fixed and variable annuities to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuities for sale through non-affiliated representatives and agents of third party distributors, in New York. IDS Life Insurance Company owns American Partners Life Insurance Company ("American Partners Life"), an Arizona corporation which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO II, LLC. At December 31, 2003, these two subsidiaries held real estate and mortgage loans on real estate. (IDS Life Insurance Company distributed via dividend all of its interest in American Express Corporation ("AEC") to AEFC in December 2003. See Note 1 to the Consolidated Financial Statements for further discussion.) IDS Life Insurance Company and its six subsidiaries are referred to collectively as "IDS Life" in this Form 10-K.

Business sold through AEFAI's retail distribution channel for IDS Life Insurance Company and IDS Life of New York represents the majority of the insurance and annuity business for IDS Life. Business sold through third-party distribution for American Enterprise Life and American Centurion Life ranks second. Business sold through the direct channel for American Partners Life and American Centurion Life ranks a distant third.

                      Insurance: Product Features and Risks

IDS Life issues a wide range of insurance products including variable life insurance, universal life insurance, traditional whole life insurance, traditional term life insurance and disability income insurance. IDS Life issues only non-participating life insurance contracts and does not issue short-duration life insurance policies.

Variable Life Insurance
IDS Life Insurance Company's and IDS Life of New York's biggest selling life insurance products are variable life insurance policies. Variable life insurance provides life insurance coverage along with investment returns linked to the underlying investments the policyholder chooses. These products also offer a fixed account with a guaranteed minimum interest crediting rate ranging from 4.0% to 4.5%. According to LIMRA, IDS Life Insurance Company ranked third in variable life insurance sales on the basis of premiums in 2003.

IDS Life Insurance Company's variable life insurance products include American Express(R) Variable Universal Life IV/American Express(R) Variable Universal Life IV - Estate Series, which are individual flexible premium policies. The Estate Series policy is available to policyholders with initial specified amounts of $1 million or more. IDS Life Insurance Company also issues American Express Succession Select, a flexible premium survivorship policy that insures two lives. Succession Select is often used for estate planning purposes. Finally, IDS Life Insurance Company issues American Express(R) Single Premium Variable Life, an individual single premium variable life insurance policy.

Beginning in 1999 and 2000, respectively, IDS Life Insurance Company and IDS Life of New York reinsured 80% of the mortality risk attributable to new sales of individual flexible premium variable life insurance. This means that on these product sales, IDS Life Insurance Company and IDS Life of New York are at risk for only 20% of each policy's death benefit from the first dollar of coverage. Beginning at the end of 2002 for IDS Life Insurance Company and the third quarter of 2003 for IDS Life of New York, the amount reinsured was increased to 90%, with 10% retained by IDS Life. In contrast and prior to this arrangement, IDS Life Insurance Company and IDS Life of New York generally retained risk up to $750,000 on each insured life and reinsured only those amounts in excess of $750,000. Generally, the prior arrangement left IDS Life Insurance Company and IDS Life of New York with more of the risk for the death benefit than the more recent practice.

Universal Life Insurance
IDS Life Insurance Company's and IDS Life of New York's universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the policy at the discretion of the issuing company. Policies issued by IDS Life Insurance Company and IDS Life of New York also provide a guaranteed minimum interest crediting rate ranging from 4% to 5%.

IDS Life Insurance Company's universal life insurance products include Life Protection Plus, Life Protection Select and Life Protection Select Estate Series. The Estate Series policy is available to policyholders with initial specified amounts of $1 million or more.

Traditional Life Insurance Products
IDS Life Insurance Company's and IDS Life of New York's traditional life insurance products include whole life insurance and term life insurance. Whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend. IDS Life Insurance Company and IDS Life of New York have sold very little traditional whole life insurance in recent years. Term life insurance provides only a death benefit, does not build up cash value and does not pay a dividend. The policyholder chooses the guarantee period at the time of application. During the chosen term, IDS Life Insurance Company and IDS Life of New York cannot raise premium rates even if claims experience were to deteriorate. Beginning in 2001 and 2002, respectively, IDS Life Insurance Company and IDS Life of New York have reinsured 90% of the mortality risk attributable to new term insurance sales. This means that on these more recent product sales, IDS Life Insurance Company and IDS Life of New York are at risk for only 10% of each policy's death benefit from the first dollar of coverage. In contrast and prior to this arrangement, IDS Life Insurance Company and IDS Life of New York generally retained risk up to $750,000 on each insured life and reinsured only amounts in excess of $750,000. Generally, the prior arrangement left IDS Life Insurance Company and IDS Life of New York with more of the risk for the death benefit than the more recent practice.

Disability Income Insurance
IDS Life Insurance Company and IDS Life of New York also issue disability income ("DI") insurance. DI insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation"). Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods up to age 65. Applicants may also choose various benefit riders to help them integrate individual DI insurance benefits with Social Security or similar benefit plans and to help them protect their DI insurance benefits from the risk of inflation. IDS Life Insurance Company believes it has a significant presence in the DI insurance market.

Long-Term Care Insurance
IDS Life Insurance Company and IDS Life of New York no longer issue long-term care ("LTC") insurance, but do retain risk on a large block of existing contracts, 50% of which is reinsured by General Electric Capital Assurance Company ("GECA"). As of December 31, 2002, IDS Life Insurance Company and IDS Life of New York generally discontinued underwriting LTC insurance. (A small number of applications were taken in early 2003.) In addition, in May 2003, IDS Life Insurance Company and IDS Life of New York began outsourcing claims administration to GECA.

Insurance Risks
IDS Life's sales of individual life insurance in 2003, as measured by scheduled annual premiums and excluding lump sum premiums, consisted of 82% variable life, 6% universal life and 12% term life.

Competitive factors applicable to the insurance business include product features, the interest rates credited to products, the charges deducted from the cash values of such products, investment performance, the financial strength of the organization, distribution and management expenses, claims paying ratings and the services provided to policyholders.

For long-term profitability, it is crucial to ensure adequate pricing to cover insurance risks and to accumulate adequate reserves. Reserves are a measure of the assets that IDS Life estimates are needed to adequately provide for future benefits and expenses. These reserves are also discussed in the "Certain Critical Accounting Policies" section herein.

                      Annuities: Product Features and Risks

IDS Life offers variable and fixed annuities to a broad range of consumers through multiple distribution channels. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for life or for a fixed period of time.

IDS Life Insurance Company is one of the largest issuers of annuities in the United States. As of the end of the third quarter of 2003, IDS Life Insurance Company, on a consolidated basis, ranked 11th among the top annuity writers. IDS Life posted annuity cash sales in 2003 of over $8 billion, a decrease of 2% across all distribution channels.

Variable Annuities
Like variable life insurance, variable annuities provide contract owners with investment returns linked to the underlying investments the contract owner chooses. These products also offer a fixed account with a guaranteed minimum interest crediting rate ranging from 1.5% to 4%. One of IDS Life Insurance Company's variable annuities, the American Express Retirement Advisor Advantage(R) Variable Annuity, was the 12th largest-selling annuity in the country in 2003. In January 2004 IDS Life Insurance Company introduced an enhanced version of this annuity named American Express Retirement Advisor Advantage PlusSM Variable Annuity.

Fixed Annuities
IDS Life's fixed annuities provide cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the contract at the discretion of IDS Life. At December 31, 2003, the contracts provide a guaranteed minimum interest crediting rate ranging from 1.5% to 5%. In 2003, a number of states adopted a model regulation providing for an indexed guaranteed minimum interest crediting rate, and a number of states now follow this model. IDS Life filed a number of contract changes to begin taking advantage of the lower rate guarantee offer on new product sales.

Annuity Risks
The relative proportion between fixed and variable annuities sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. In addition, investment management performance is critical to the profitability of an annuity business.

In past years, innovative features for annuity products have continually been evolving. These features include guaranteed minimum death benefits ("GMDBs") that protect beneficiaries from a drop in death benefits due to performance of the related underlying investments. The standard GMDB in the "flagship" annuity offered by IDS Life Insurance Company and IDS Life of New York in 2003, the American Express Retirement Advisor Advantage Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value, (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payments and minus adjusted partial surrenders since that anniversary. Under the new American Express Retirement Advisor Advantage PlusSM Variable Annuity, the standard GMDB provides that if the contract owner is age 75 or younger on the date of death, the beneficiary will receive the greater of (i) the contract value less a pro rata portion of any rider fees, or (ii) purchase payments minus adjusted partial surrenders.

Additional optional GMDBs are also available. For example, IDS Life Insurance Company and IDS Life of New York contract owners may purchase a maximum anniversary value death benefit for an additional charge. This death benefit rider guarantees that the death benefit will not be less than the highest contract value achieved on a contract anniversary before the contract owner reaches the age of 81, adjusted for partial withdrawals. IDS Life Insurance Company contract owners also may purchase an enhanced earnings death benefit or an enhanced earnings plus death benefit for an additional charge. These death benefit riders are intended to provide additional benefits to a beneficiary to offset expenses after the contract owner's death.

American Enterprise Life and other subsidiaries of IDS Life Insurance Company also offer variable annuities with a variety of guaranteed minimum death benefit features and certain optional benefits. For example, American Enterprise Life issues certain variable annuity contracts that contain a guaranteed minimum income benefit feature which, if elected by the contract owner after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in guaranteed minimum income benefits being higher than what accumulated contract owner account balances would support.

To the extent a GMDB or GMIB is higher than the current account value at the time of death, IDS Life incurs a cost. For fiscal years beginning before December 16, 2003, GAAP did not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, IDS Life did not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. Through December 31, 2003, the amount paid in excess of contract value was expensed when payable. Amounts expensed in 2003 and 2002 were $31.5 million and $37.4 million, respectively.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) with an effective date of January 1, 2004. SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where additional liabilities are established, the recognition of this liability may also impact the valuation and amortization of DAC associated with those insurance or annuity contracts. SOP 03-1 also provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements

Detailed interpretations of SOP 03-1 and related implementation guidance continue to emerge and, accordingly, IDS Life continues to evaluate its impact. Current estimates of applying SOP 03-1, partially offset by related impacts to DAC balances, would reduce first quarter 2004 net income by approximately $30 million.

The general account assets of IDS Life support these GMDBs (see "The General Account" section below). IDS Life bears the risk that protracted under-performance of the financial markets could result in GMDBs being higher than what current account values would support. Actual experience may differ from IDS Life's estimates. IDS Life's exposure to risk from these guarantees generally will increase when equity markets decline.

                              The General Account

Assets supporting contract values associated with fixed account life insurance and annuity products, as well as those associated with fixed account options under variable insurance and annuity products (collectively, the "fixed accounts"), are part of IDS Life's "general account." Under fixed accounts, IDS Life bears the investment risk. In investing their general account assets, IDS Life seeks to maintain a dependable and targeted difference or "spread" between the interest rate earned on general account assets and the interest rate IDS Life credits to contract owners' fixed accounts. This spread is a major driver of net income for IDS Life.

The general account assets also include funds accumulated through insurance premiums and cost of insurance and annuity product charges. These premiums and charges are major sources of revenue for IDS Life.

In the general account, IDS Life primarily invests in fixed income securities over a broad range of maturities for the purpose of providing a targeted rate of return on their investments while controlling risk. The majority of these fixed income securities are interest-bearing investments such as government obligations, mortgage backed obligations and various corporate debt instruments. IDS Life does not invest in securities to generate trading profits.

IDS Life Insurance Company and its four life insurance company subsidiaries, through their respective Boards of Directors' investment committees or staff functions, reviews models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment security portfolio based upon the type and expected behavior of products in the liability portfolio to meet contractual obligations and achieve targeted levels of profitability within defined risk parameters.

IDS Life has the discretion to set the rate of interest credited to contract owners' accounts. However, this discretion is limited by the contract's guaranteed minimum interest crediting rate. As of December 31, 2003, this rate varied among fixed accounts and was as low as 1.5% and as high as 5%. To the extent the yield on IDS Life's invested general account asset portfolio declines below its target spread plus the minimum guarantee, IDS Life's profitability would be negatively affected.

The interest rates credited to contract owners' fixed accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of IDS Life's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contract owners' fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on IDS Life's invested assets approach guaranteed minimum interest rates on the insurance or annuity contracts. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment. In light of the present environment in which interest rates are at historic lows, IDS Life imposed fixed account allocation and transfer rules for new variable annuity sales in the summer of 2003.

IDS Life sold approximately $16 billion of their invested assets during the year, on a consolidated basis. In addition, approximately $3 billion in assets were redeemed during the year. The cash generated by these sales and redemptions has been or will be re-invested.

                              The Variable Accounts

Variable insurance and annuity products also offer variable account investment options in addition to fixed account options. Under variable accounts, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940.

IDS Life's major source of revenue from the variable insurance and annuities is the fees it receives, including mortality and expense fees. Prior to November 2003, these fees included investment advisory fees for internally managed funds. In the fourth quarter of 2003, AEFC assumed these duties for the funds and retained IDS Life Insurance Company, and its non-New York subsidiaries, to provide underlying administrative services. In March 2004, a similar structure for the New York subsidiaries was approved by the New York Insurance Department effective as of February 1, 2004. Fees payable from AEFC to IDS Life include administrative service fees.

Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund. Contract owners can allocate their payments among these variable subaccounts. The underlying funds are managed both by internal and unaffiliated third-party money managers. Internally managed proprietary funds for IDS Life's variable annuities include the nineteen AXP Variable Portfolio Funds. Internally managed proprietary funds for IDS Life's variable life business include the AXP Variable Portfolio Funds and the seven IDS Life Series Fund portfolios.

As noted above and in the fourth quarter of 2003, AEFC replaced IDS Life Insurance Company as the investment manager of these internally managed proprietary funds. Concurrent with the investment manager change, IDS Life Insurance Company entered into an agreement with AEFC to receive administrative services fees for the fund management services, other than investment management, that IDS Life Insurance Company provides the underlying proprietary mutual funds. Previous to this change, IDS Life Insurance Company received management fees directly from the proprietary funds and was a party to an agreement with AEFC to compensate AEFC for the investment sub-advisory services AEFC provided to the proprietary funds.

IDS Life's variable life insurance and annuities also offer funds managed by third-party money managers. For example, the investment advisers under the American Express Retirement Advisor Advantage(R) Variable Annuity ("RAVA") and the American Express(R) Variable Universal Life IV/Variable Universal Life IV - Estate Series include AIM Advisors Inc., Alliance Capital Management, L.P., American Century Investment Management, Inc., Calvert Asset Management Company, Inc., Evergreen Investment Management Company, LLC., Fidelity Management & Research Company, Franklin Mutual Advisers, LLC, Franklin Advisers, Inc., Franklin Advisory Services, LLC, Goldman Sachs Asset Management, L.P., INVESCO Funds Group, Inc., Janus Capital, Lazard Asset Management, LLC, MFS Investment Management(R), Pioneer Investment Management, Inc., Putnam Investment Management, LLC, Strong Capital Management, Inc., Liberty Wanger Asset Management, L.P. and Wells Fargo Funds Management, LLC.

Funds underlying the variable accounts invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of the subaccounts fluctuates with the investment return of the funds in which the subaccounts invest.

IDS Life earns fee revenues from the variable accounts related to the underlying proprietary and non-proprietary mutual funds and mortality and expense risk fees from variable subaccounts.

Variable life insurance and annuities are "separate account" rather than general account products. This means that state insurance law prohibits charging variable accounts with liabilities of the general business. Under the subaccounts of each variable account, IDS Life credits or charges income, capital gains and capital losses only to that subaccount.

                                   Regulation

IDS Life Insurance Company, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively (collectively, and with the New York Insurance Department, "Domiciliary Regulators"). American Centurion Life and IDS Life of New York are regulated by the New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders. Financial regulation of IDS Life is extensive. IDS Life's financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-approval and continuing evaluation by the Domiciliary Regulators.

Regulatory and judicial scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of life insurance and annuities, agent practices, "bonus" annuities and market timing and late trading under variable insurance and annuities, increased significantly in recent years and continues to affect the manner in which companies approach various operational issues, including compliance. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of contract owners of insolvent insurance companies.

On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuity contracts and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an annuity contract and insurance policy. New federal regulation in any of these areas could potentially have an adverse effect upon IDS Life. More specifically, recent federal legislative proposals aimed at the promotion of tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Accounts may adversely impact IDS Life's sales of annuity and life insurance products if enacted.

                                     Ratings

IDS Life had consolidated assets at December 31, 2003 of approximately $65.9 billion, based on accounting principles generally accepted in the United States
(GAAP), and had total capital and surplus as of December 31, 2003 of $2.8 billion, on a statutory accounting basis.

IDS Life Insurance Company receives ratings from independent rating agencies. Generally, its four insurance subsidiaries do not receive an individual rating, but receive the same rating as IDS Life Insurance Company. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings reflect each agency's estimation of IDS Life's ability to meet their contractual obligations such as making annuity payouts and paying death benefits and other distributions from the contracts. As such, the ratings relate to IDS Life's general accounts and not to the management or performance of the variable accounts of the contracts.

Ratings are important to maintaining public confidence in IDS Life Insurance Company and its four life insurance company subsidiaries. Lowering of IDS Life Insurance Company's ratings could have a material adverse effect on IDS Life Insurance Company's and its four life insurance company subsidiaries' ability to market their products and could lead to increased surrenders of their products. Rating agencies continually review the financial performance and condition of insurers. As of the end of 2003, IDS Life Insurance Company was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch.

The foregoing ratings reflect each rating agency's opinion of IDS Life's financial strength, operating performance and ability to meet its obligations to contract owners. Such factors are of primary concern to contract owners, agents and intermediaries, but also may be of interest to investors.

                               Risk Based Capital

The National Association of Insurance Commissioners ("NAIC") adopted Risk Based Capital ("RBC") requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2003, IDS Life Insurance Company had total adjusted capital of approximately $3.1 billion on a statutory accounting basis. As defined by the NAIC, total adjusted capital includes certain asset valuation reserves excluded from the $2.8 billion of statutory capital and surplus referred to above. The Minnesota Department of Commerce, IDS Life Insurance Company's insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level." If total adjusted capital fell below the authorized control level, the Minnesota Department of Commerce would be authorized to exercise management control over IDS Life Insurance Company. For IDS Life Insurance Company, the authorized control level capital was $507.1 million at December 31, 2003.

In addition, IDS Life Insurance Company, like other life insurance companies, is expected to maintain capital at a level above which would require a company to file an action plan with the Minnesota Department of Commerce. This is referred to as the "company action level." For IDS Life Insurance Company, the company action level capital was $1 billion at December 31, 2003.

As described above, IDS Life Insurance Company maintains levels of RBC far in excess of the authorized control and company action levels required by the Minnesota Department of Commerce. The level of capital maintained in IDS Life Insurance Company is thought to be appropriate by management and is more commensurate with standards necessary to maintain IDS Life Insurance Company's ratings with the various credit and claims-paying rating agencies.


ITEM 2.  PROPERTIES

IDS Life Insurance Company occupies office space in Minneapolis, Minnesota, which is leased or owned by AEFC. IDS Life Insurance Company reimburses AEFC for rent based on direct and indirect allocation methods. IDS Life of New York and American Centurion Life rent office space in Albany, New York. Facilities occupied by IDS Life are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales. IDS Life Insurance Company has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

In November 2002, IDS Life Insurance Company was named in a purported class action entitled John Haritos, et al. v. American Express Financial Advisors, Inc. et al., No. 02 2255, United States District Court, District of Arizona. The complaint originally named IDS Life Insurance Company as a defendant, but IDS Life Insurance Company was dismissed when plaintiffs chose to file an Amended Complaint not naming IDS Life Insurance Company. This action alleges that defendants violated the Investment Advisors Act of 1940, 15 U.S.C., in the sale of financial plans and various products including those of IDS Life Insurance Company. The complaint seeks certification of a nationwide class, restitution, injunctive relief, and punitive damages. Defendants have moved to dismiss the action and that motion is pending.

IDS Life Insurance Company and its subsidiaries are involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. IDS Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on IDS Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

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

ITEM 6. SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IDS Life follows accounting principles generally accepted in the United States
(GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

Results of Operations for the Years Ended December 31, 2003 and 2002
IDS Life's 2003 income before accounting change rose 33 percent to $507.6 million. IDS Life's net income increased 44 percent to $552.1 million in 2003, up from $382.2 million in 2002. Among other things described below, IDS Life's 2003 results reflect a $41.3 million reduction in tax expense due to adjustments related to the finalization of the 2002 tax return filed during the third quarter of 2003 and the publication of favorable technical guidance related to the taxation of dividend income.

Results for 2003 also reflect the impact of IDS Life's adoption of Financial Accounting Standard Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," revised December 2003 (FIN 46), which addresses the consolidation of variable interest entities (VIEs). The impact of the FIN 46 adoption is discussed in more detail below.

Revenues
Total revenues increased 6 percent in 2003 primarily due to higher net investment income and disability income premium revenues, together with net realized gains on investments versus net realized losses in 2002, partially offset by lower management and other fee revenues.

Net investment income increased 9 percent in 2003 as higher levels of invested assets and the effect of appreciation in the S&P 500 on the value of options hedging equity indexed annuities this year versus depreciation last year, which was offset in interest credited expenses. The positive effects of the foregoing were partially offset by a lower average yield on IDS Life's invested assets.

Total premium revenue increased $14.5 million reflecting a higher number of disability income and traditional life insurance policies.

Net realized gain (loss) on investments was $4.1 million in 2003 compared to ($4.5 million) in 2002. In 2003, $257.1 million of investment gains, were partially offset by $253.0 million of impairments and losses. Included in these total investment gains and losses were $255.3 million of gross realized gains and $135.5 million of gross realized losses from the sales of securities, as well as $102.6 million of other-than-temporary investment impairment losses, classified as Available-for-Sale. In 2002, $300.4 million of investment gains were more than offset by $304.9 million of impairments and losses. Included in these total investment gains and losses were $297.6 million of gross realized gains and $137.4 million of gross realized losses from the sales of securities, as well as $144.1 million of other-than-temporary investment impairment losses (including $45 million related to directly-held WorldCom debt holdings), classified as Available-for-Sale.

Management and other fee revenues decreased $14.3 million, or 4 percent, as a result of lower average market values of separate account assets throughout the full year of 2003 compared to 2002. While equity markets increased in the second half of 2003, average market values of separate account assets for the full year of 2003 remained below 2002 levels. For 2003 and 2002, IDS Life provided mutual fund management services for many of the mutual funds available as investment options within IDS Life's variable annuity and variable life insurance products. IDS Life also receives mortality and expense risk fees from the separate accounts based on asset levels.

Expenses
Total death and other benefit expenses increased $3.4 million, or 1 percent, reflecting increased claims on long-term care and universal-life type policies, partially offset by lower costs related to GMDBs. The 2003 increase also reflects the 2002 benefit of $7 million ($4 million after-tax), which resulted from a reversal of a portion of the 2001 September 11th related reserves as a result of lower than previously anticipated insured loss claims.

Disability and long-term care insurance liability for future policy benefit expenses increased $7.9 million, or 6 percent, reflecting increases in underlying policies in force.

Interest credited on investment contracts and universal-life type insurance increased $67.3 million, or 6 percent, due to higher average in force levels of both annuities and insurance products and the effect of appreciation in the S&P 500 on equity indexed annuities in 2003 versus depreciation in 2002, partially offset by the benefit of lower interest crediting rates on both fixed annuity and fixed life insurance contract values reflecting the relatively lower interest rate environment during 2003.

Amortization expense of deferred policy acquisition costs (DAC) decreased $47.5 million, or 14 percent, reflecting a net $18.0 million increase in DAC amortization expense in the third quarter of 2002, and a net $1.8 million decrease in DAC amortization expense in the third quarter of 2003, both as a result of IDS Life's annual third quarter review of various DAC assumptions and practices. Additionally, DAC amortization expense in 2003 was favorably impacted by recently improved equity market performance during 2003 as compared with 2002. Faster-than-assumed growth in customer asset values associated with IDS Life's variable annuity and insurance products resulted in a decrease in DAC amortization expense during 2003, whereas declines in variable annuity and insurance customer asset values resulted in an increase in DAC amortization expense during 2002. See the DAC section below for further discussion of DAC and related adjustments.

Other insurance and operating expenses increased $26.4 million, or 6 percent, due to the unfavorable impact of fewer capitalized costs due to the ongoing impact of the third quarter 2002 comprehensive review of DAC-related practices. The change in investment manager of the proprietary mutual funds underlying IDS Life's separate account products, more fully described above, has the effect of reducing operating expenses as the agreement to compensate AEFC for investment sub-advisory services was terminated at the same time the investment manager change was put into effect.

IDS Life's 2003 income tax provision reflects a $41.3 million reduction in tax expense resulting from adjustments related to the finalization of the 2002 tax return filed during the third quarter of 2003 and publication of favorable technical guidance related to the taxation of dividend income. Partially offsetting this reduction in tax expenses was the after-tax impact of realized losses from sales of mortgage-backed securities as IDS Life made adjustments to the level of such investments during the third quarter of 2003, such that mortgage-backed securities were 32 percent of IDS Life's overall investment portfolio at December 31, 2003 compared to 43 percent at December 31, 2002.

As described more fully in the "Liquidity and Capital Resources" section below, the consolidation of FIN 46-related entities resulted in a cumulative effect of accounting change that increased net income through a non-cash gain of $44.5 million ($68.4 million pretax) related to the consolidation of three secured loan trusts (SLTs).

Results of Operations for the Years Ended December 31, 2002 and 2001
Net income was $382.2 million in 2002, compared to a net loss of ($65.2 million) in 2001. Income before income tax provision was $470.0 million in 2002, compared with a loss before income tax benefit and cumulative effect of accounting change of ($189.0 million) in 2001. This favorable change from 2001 to 2002 was primarily a result of the 2001 writedown and sale of high-yield securities that reduced risk within the investment portfolio, as explained below.

Revenues
Total revenues increased by 33 percent to $2.8 billion in 2002, compared with $2.1 billion in 2001. The increase was primarily due to higher net investment income and lower levels of realized losses, primarily reflecting the impact of the 2001 high-yield securities' realized losses. In addition, invested assets were higher in 2002. Insurance premiums and policyholder and contractholder charges also increased. Partially offsetting were declines in management and other fees, as separate account assets dropped 20 percent from 2001 levels.

Net investment income, the largest component of revenues, increased by $76.2 million from 2001. This increase primarily reflects the effect of credit related yield adjustments on fixed maturity investments in 2001 and higher invested asset levels in 2002, which were somewhat offset by lower portfolio yields in 2002, driven by investment portfolio repositioning as described below. Investment income also benefited from the effect of less depreciation in the S&P 500 in 2002 on the value of options hedging outstanding equity indexed annuities, which is offset in the related provisions for losses and benefits.

Contractholder and policyholder charges increased 7 percent to $525.7 million in 2002, compared with $492.4 million in 2001. This increase relates to the 10 percent growth in total life insurance inforce, which grew to $119 billion at December 31, 2002.

Management and other fees decreased 14 percent to $404.8 million in 2002, compared with $473.4 million in 2001. This decrease was primarily due to lower levels of average separate account assets, resulting primarily from market depreciation of equity securities as weak equity markets continued throughout 2002. For 2002 and 2001, IDS Life provided investment management services for many of the mutual funds that are available as investment options for variable annuities and variable life insurance.

Net realized losses on investments were ($4.5 million) in 2002, compared to net realized losses of ($649.8 million) in 2001. The 2002 net realized losses on investments reflect ($146 million) from impairments recognized on Available-for-Sale securities (including $45 million related to directly-held WorldCom debt holdings). The net realized loss for 2001 was comprised of a ($143 million) pretax net loss in the first quarter resulting primarily from the recognition of impairment losses and the sale of certain high-yield securities; a ($227 million) writedown in the second quarter to recognize the impact of higher default rate assumptions on certain structured investments; a ($262 million) writedown of lower-rated securities (most of which were sold during
2001) in the second quarter of 2001 primarily in connection with IDS Life's decision to lower its risk profile by reducing the level of its high-yield fixed maturity investment portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and ($18 million) of other net losses primarily related to the sale and write-down of other investments.

Expenses
Total benefits and expenses were $2.4 billion in 2002 and $2.3 billion in 2001. The largest component of expenses, interest credited to policyholder accounts for universal life-type insurance and investment contracts, increased 1 percent to $1.2 billion, reflecting the growth in fixed annuities in force and the effect of less depreciation in the S&P 500 on equity indexed annuities, partially offset by lower interest crediting rates from the lower interest rate environment. The $39.9 million increase in total death and other benefits reflects higher insurance claims and a significant increase in guaranteed minimum death benefits on variable annuity contracts with $37.4 million expensed in 2002 versus $16.2 million in 2001. 2001's results also include an $11 million charge for anticipated insured loss claims from the September 11th terrorist attacks while 2002 results include a $7 million reversal of a portion of these reserves as a result of lower than anticipated insured loss claims. Amortization of DAC decreased to $335.7 million in 2002, compared to $376.0 million in 2001. The decrease in 2002's amortization was primarily from the $67 million amortization increase in the first quarter of 2001 of DAC for variable annuity and insurance products as a result of the significant decline in equity-based separate account values and the associated fee revenues. In addition, during the third quarter of 2002 IDS Life completed a comprehensive review of its DAC related practices that resulted in a net increase in DAC amortization, as described below.

Other insurance and operating expenses increased to $426.5 million in 2002, compared to $397.2 million in 2001. This increase was primarily due to lower levels of expenses deferred in 2002 as described below and from business growth and technology costs related to growth initiatives.

Deferred policy acquisition costs
For IDS Life's annuity and insurance products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made. As a result of these reviews, IDS Life took actions in both 2003 and 2002 that impacted DAC balance and expenses.

In the third quarter of 2003, based on its detailed review, IDS Life took certain actions that resulted in a net $1.8 million DAC amortization expense reduction reflecting:

o A $106 million DAC amortization reduction resulting from extending 10-15 year amortization periods for certain Flex Annuity contracts to 20 years.

o A $92 million DAC amortization increase resulting from the recognition of a premium deficiency on IDS Life's Long-Term Care (LTC) business.

o A $12 million net DAC amortization increase across IDS Life's universal life, variable universal life and fixed and variable annuity products.

In the third quarter of 2002, IDS Life completed a comprehensive review of its DAC-related practices and took actions that resulted in a net $44 million increase in expenses reflecting:

o A $173 million DAC amortization increase resulting from resetting the customer asset value growth rate assumptions for variable annuity and variable life products to anticipate near-term and long-term growth at an annual rate of 7%.

o A $155 million DAC amortization reduction from revising certain mortality and persistency assumptions for universal and variable universal life insurance products and fixed and variable annuity products to better reflect actual experience and future expectations.

o A $26 million operating expense increase from the revision of the types and amounts of costs deferred, in part to reflect the impact of advisor platform changes and the effects of related reengineering. This revision, which resulted in an increase in ongoing expenses, continued to impact 2003 results.

DAC balances for various insurance and annuity products sold by IDS Life are set forth below:

  December 31, (Millions)                                   2003            2002
  ------------------------------------------------------------------------------
  Life and health insurance                              $ 1,602         $ 1,654
  Annuities                                                2,013           1,655
  ------------------------------------------------------------------------------
      Total                                              $ 3,615         $ 3,309
  ==============================================================================

Certain Critical Accounting Policies
IDS Life's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to reserves for investment securities valuation, deferred acquisition costs and liabilities for future policy benefits.

Investment securities valuation
Generally, investment securities are carried at fair value on the balance sheet with unrealized gains and losses recorded in other comprehensive income (loss) within equity, net of income tax provisions (benefits). At December 31, 2003, IDS Life had net unrealized pretax gains on Available-for-Sale securities of $697.8 million. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. IDS Life also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. Fair value is generally based on quoted market prices. As of December 31, 2003, there were $146.3 million in gross unrealized losses that related to $8.2 billion of securities (excluding structured investments), of which only $3.4 million has been in a continuous unrealized loss position for 12 months or more. IDS Life does not believe that the unrealized loss on any individual security at December 31, 2003 represents an other-than-temporary impairment, and IDS Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost.

IDS Life's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations (CDOs) (backed by high-yield bonds and bank loans), which are not readily marketable. As a result, the carrying values of these structured investments are based on future cash flow projections that require a significant degree of management judgment as to the amount and timing of cash payments, defaults and recovery rates of the underlying investments and, as such, are subject to change. The carrying value will vary if the actual cash flows differ from projected due to actual defaults or an increase in the near-term default rate. As an example, an increase in the near-term default rate by 100 basis points, in and of itself, would reduce the cash flow projections by approximately $12 million based on underlying investments as of December 31, 2003.

Deferred policy acquisition costs
Deferred policy acquisition costs (DAC) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and life and health insurance products. For annuity and life and health insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of the interest margins associated with the products.

For annuity and life and health insurance products, the DAC balances at any reporting date are supported by projections that show management expects there to be adequate premiums, estimated gross profits or interest margins after that date to amortize the remaining balances. These projections are inherently uncertain because they require management to make assumptions about financial markets and policyholder behavior over periods extending well into the future. Projection periods used for IDS Life's annuity business are typically 10 to 25 years, while projection periods for IDS Life's life and health insurance products are often 50 years or longer. Management regularly monitors financial market conditions and compares actual policyholder behavior experience to its assumptions. For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in DAC balance and increase in DAC amortization expense while a decrease in amortization percentage will result in an increase in DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For other life and health insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC is not recoverable.

For annuity and life and health insurance products, key assumptions underlying these long-term projections include interest rates, equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates drive projected interest margins, while assumptions about equity market performance drive projected customer asset value growth rates and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance business during the DAC amortization period.

The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis. IDS Life uses a mean reversion method as a guideline in setting near-term customer asset value growth rates based on a long-term view of financial market performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, IDS Life will reassess the near-term rate in order to continue to project its best estimate of long-term growth. Management is currently assuming a 7 percent long-term customer asset value growth rate. If IDS Life increased or decreased its assumption related to this growth rate by 100 basis points, the impact on the DAC balance would be an increase or decrease of approximately $40 million.

Management monitors other principal DAC assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions discussed above. Therefore, an assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.

Liabilities for Future Policy Benefits
Liabilities for reported and unpaid life insurance claims are equal to the death benefits payable. For disability income and long-term care claims, unpaid claim liabilities are equal to benefit amounts due and accrued. Liabilities for incurred but not reported claims are estimated based on periodic analysis of the actual reported claim lag. Where applicable, amounts recoverable from reinsurers are separately recorded as receivables. For life insurance, no claim adjustment expense reserve is held. The claim adjustment expense reserves for disability income and long-term care are based on the claim reserves.

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

Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates, ranging from 4.6% to 9.5%, depending on year of issue, with an average rate of approximately 6.3%.

Liabilities for future benefits on term and whole life insurance are based on the net level premium method, using anticipated mortality, policy persistency and interest earning rates. Anticipated mortality rates are based on established industry mortality tables, with modifications based on IDS Life's experience. Anticipated policy persistency rates vary by policy form, issue age and policy duration with persistency on level term and cash value plans generally anticipated to be better than persistency on yearly renewable term insurance plans. Anticipated interest rates range from 4% to 10%, depending on policy form, issue year and policy duration.

Liabilities for future disability income and long-term care policy benefits include both policy reserves and claim reserves. Policy reserves are based on the net level premium method, using anticipated morbidity, mortality, policy persistency and interest earning rates. Anticipated morbidity and mortality rates are based on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for disability income policies, occupation class. Anticipated interest rates for disability income policy reserves are 7.5% at policy issue and grade to 5% over 5 years. Anticipated interest rates for long-term care policy reserves are currently 5.9% grading up to 8.9% over 30 years.

Claim reserves are calculated based on claim continuance tables and anticipated interest earnings. Anticipated claim continuance rates are based on established industry tables. Anticipated interest rates for claim reserves for both disability income and long-term care range from 5% to 8%, with an average rate of approximately 5.7%. IDS Life issues only non-participating life insurance contracts and does not issue short duration life insurance liabilities.

Impact of Recent Market-Volatility on Results of Operations
Various aspects of IDS Life's business are impacted by equity market levels and other market-based events. Several areas in particular, as of December 31, 2003, involve DAC, management and other fee revenues, structured investments and GMDBs. The direction and magnitude of the changes in equity markets can increase or decrease DAC amortization expense levels and management and other fee revenues and correspondingly affect results of operations in any particular period. Similarly, the value of IDS Life's structured investment portfolio and derivatives resulting from the consolidation of certain secured loan trusts are impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. See discussion of structured investments and consolidated derivatives below.

The majority of the variable annuity contracts offered by IDS Life contain GMDB provisions. The standard GMDB provision in the "flagship" variable annuity product offered by IDS Life Insurance Company and IDS Life of New York throughout 2003, American Express Retirement Advisor Advantage(R) Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value on the date of death, (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payment and minus adjusted partial surrenders since that anniversary.

To the extent that the GMDB is higher than the current account value at the time of death, IDS Life incurs a benefit cost. For the results through December 31, 2003, GAAP did not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, IDS Life did not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. The amount paid in excess of contract value was expensed when payable. Amounts expensed for the years ended December 31, 2003 and 2002 were $31.5 million and $37.4 million, respectively. IDS Life also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, IDS Life has not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) with an effective date of January 1, 2004. SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where additional liabilities are established, the recognition of this liability may also impact the valuation and amortization of DAC associated with those insurance or annuity contracts. SOP 03-1 also provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements.

Detailed interpretations of SOP 03-1 and related implementation guidance continue to emerge and, accordingly, IDS Life continues to evaluate its impact. Current estimates of applying SOP 03-1, partially offset by related impacts to DAC balances, would reduce first quarter 2004 net income by approximately $30 million.

IDS Life's annuity and life products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 1.5% to 5%. To the extent the yield on IDS Life's invested asset portfolio declines below its target spread plus the minimum guarantee, IDS Life's profitability would be negatively affected.

For long-term profitability, it is crucial to ensure adequate pricing to cover risks, and to accumulate adequate reserves. Reserves are a measure of the assets IDS Life estimates are needed to adequately provide for future benefits and expenses. Such reserves are discussed in more detail in the "Certain Critical Accounting Policies" section below.

Liquidity and Capital Resources
The liquidity requirements of IDS Life are generally met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities, periodic repayments of investment principal and capital contributions from AEFC. The primary uses of funds are policy benefits, commissions and operating expenses, policy loans, dividends and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

IDS Life has available lines of credit with AEFC aggregating $200 million ($100 million committed and $100 million uncommitted). There were no line of credit borrowings outstanding with AEFC at December 31, 2003. At December 31, 2003, IDS Life had outstanding reverse repurchase agreements totaling $67.5 million. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

IDS Life's total assets and liabilities increased in 2003 primarily due to higher investments, client contract reserves and separate account assets and liabilities, which increased mainly as a result of market appreciation. Investments primarily include corporate bonds and obligations and mortgage and other asset-backed securities. IDS Life's corporate bonds and obligations securities comprise a diverse portfolio with the largest concentrations, accounting for approximately 65 percent of the portfolio, in the following industries: banking and finance, utilities, and communications and media. Investments also include $4.6 billion and $4.8 billion of mortgage loans on real estate, policy loans and other investments at December 31, 2003 and 2002, respectively. Investments are principally funded by sales of annuities and insurance and by reinvested income.

At December 31, 2003 and based on amortized costs, approximately 9 percent of IDS Life's investments in Available-for-Sale fixed maturity securities were below investment grade. These investments may be subject to a higher degree of risk than investment grade issues because of the borrower's generally greater sensitivity to adverse economic conditions, such as a recession or increasing interest rates, and in certain instances, the lack of an active secondary market. Expected returns on below investment grade bonds reflect consideration of such factors. IDS Life has identified certain Available-for-Sale fixed maturity securities for which a decline in fair value has been determined to be other-than-temporary, and has written them down to fair value with a charge to net income.

Assets consolidated as a result of the December 31, 2003 adoption of FIN 46 were $907 million. The newly consolidated assets consisted of $834 million of cash and $73 million of derivatives, essentially all of which are restricted. The effect of consolidating these assets on IDS Life's balance sheet was offset by IDS Life's previously recorded carrying values of its investment in the three secured loan trusts ("SLTs"), which totaled $673 million and $166 million of newly consolidated liabilities.

The consolidation of FIN 46-related entities resulted in a cumulative effect of accounting change that increased 2003 net income through a non-cash gain of $44.5 million ($68.4 million pretax) related to the consolidation of the three SLTs.

The initial gain related to the application of FIN 46 for the three SLTs had no cash flow effect on IDS Life. To the extent losses are incurred on the three SLTs, charges could be incurred that may or may not be reversed. Taken together over the lives of the structures through their maturity, IDS Life's maximum cumulative exposure to pretax loss as a result of its investment in these entities is represented by the carrying value prior to adoption of FIN 46, which was $673 million for the three SLTs, as well as the $68.4 million pretax non-cash gain recorded upon consolidation of the three SLTs.

During 2003, IDS Life continued to hold investments in CDOs, some of which are also managed by an affiliate, and were not consolidated pursuant to the adoption of FIN 46 as IDS Life was not considered a primary beneficiary. IDS Life invested in CDOs as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. IDS Life's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of December 31, 2003, the carrying values of the CDO residual tranches, managed by an affiliate, were $5 million. IDS Life also has an interest in a CDO securitization described below, as well as an additional $24 million in rated CDO tranches managed by a third party. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, IDS Life's return correlates to the performance of portfolios of high-yield bonds and/or bank loans.

The carrying value of the CDOs, as well as derivatives recorded on the balance sheet as a result of consolidating the three SLTs, and IDS Life's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Although the exposure associated with IDS Life's investment in CDOs is limited to the carrying value of such investments, they have significant volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than IDS Life's exposure. In addition, the derivatives recorded as a result of consolidating certain SLTs under FIN 46 are valued based on the expected performance of a reference portfolio of high-yield loans. As previously mentioned, the exposure to loss related to these derivatives is represented by the $673 million carrying value of the SLTs prior to adoption of FIN 46 and the $68.4 million pretax non-cash gain recorded upon consolidation. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of IDS Life's investment return with respect to the relevant CDO or consolidated derivative, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT structure containing the consolidated derivative may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO or consolidated derivative carrying amount. See Note 1 to the Consolidated Financial Statements.

During 2001, IDS Life placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities (collectively referred to as transferred assets), having an aggregate book value of $675.3 million, into a securitization trust. In return, IDS Life received $89.5 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $585.8 million. As of December 31, 2003, the retained interests had a carrying value of $518.0 million, of which $381.7 million is considered investment grade. IDS Life has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases and decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

IDS Life holds reserves for current and future obligations related to fixed annuities and life and health insurance. Reserves for fixed annuities and universal life contracts are equal to the underlying contract accumulation values. Reserves for other life and health insurance products are based on various assumptions, including mortality rates, morbidity rates and policy persistency.

Separate account assets represent funds held for the exclusive benefit of variable annuity and variable life insurance contract holders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. IDS Life earns fees from the related accounts.

The National Association of Insurance Commissioners (NAIC) has prescribed Risk-Based Capital (RBC) requirements for insurance companies. The RBC requirements are to be used as minimum capital and surplus requirements by the NAIC and state insurance regulators to identify companies that merit further regulatory attention. At December 31, 2003, each of IDS Life's insurance companies had adjusted capital and surplus in excess of amounts requiring such attention.

State insurance statutes also contain limitations as to the amount of dividends and distributions that insurers may make without providing prior notification to state regulators. For IDS Life, any dividends or distributions in 2004, whose amount, together with that of other distributions made within the preceding 12 months, exceeds IDS Life's 2003 statutory net gain from operations, would require notification to the Minnesota Commissioner of Commerce who would have the option to disapprove the proposed distribution based on consideration of general solvency as well as RBC results.

Contingent Liquidity Planning
AEFC has developed a contingent funding plan that enables IDS Life to meet daily customer obligations during periods in which its customers do not roll over maturing certificate contracts and elect to withdraw funds from their annuity and insurance contracts. This plan is designed to ensure that IDS Life could meet these customer withdrawals by selling or obtaining financing, through repurchase agreements, of portions of its investment securities portfolio.

Risk Management
At IDS Life, interest rate exposures arise primarily within the fixed account portion of its annuity and insurance products. Rates credited to customers' accounts generally reset at shorter intervals than the yield on underlying investments. Therefore, IDS Life's interest spread margins are affected by changes in the general level of interest rates. The extent to which the level of interest rates affects spread margins is managed primarily by a combination of modifying the maturity structure of the investment portfolio and entering into swaps or other derivative instruments that effectively lengthen the interest crediting rate reset interval on customer liabilities. Additionally, IDS Life has entered into interest rate swaptions with notional amounts totaling $1.2 billion to hedge the impact of increasing interest rates.

The negative effect on IDS Life's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models, to the book of business at December 31, 2003 and 2002 would be approximately $19.6 million and $10.7 million for 2003 and 2002, respectively.

IDS Life has two primary exposures to the general level of equity markets. One exposure is that IDS Life earns fees from variable annuity and variable life insurance products. The amount of such fees is generally based on the value of the portfolios, and thus is subject to fluctuation with the general level of equity market values. To reduce the sensitivity of IDS Life's fee revenues to the general performance of equity markets, IDS Life has from time to time entered into various combinations of financial instruments that mitigate the negative effect on fees that would result from a decline in the equity markets. The second exposure is that IDS Life writes and purchases index options to manage the margin related to certain annuity products that pay interest based upon the relative change in a major stock market index between the beginning and end of the annuity product's term. At December 31, 2003, equity-based derivatives with a net notional amount of $257.6 million were outstanding to hedge the margin related to certain annuity products that pay interest based upon the relative change in a major stock market index.

The negative effect on IDS Life's pretax earnings of a 10 percent decline in equity markets would be approximately $39.3 million and $23.0 million based on annuity and insurance business inforce and equity index options as of December 31, 2003 and 2002, respectively.

IDS Life's owned investment securities are primarily invested in long-term and intermediate-term fixed maturity securities to provide clients with a competitive rate of return on their investments while controlling risk. Investment in fixed maturity securities is designed to provide IDS Life with a targeted margin between the yield earned on investments and the interest rate credited to clients' accounts. IDS Life does not trade in securities to generate short-term profits for its own account.

AEFC's Balance Sheet Management Committee along with American Express Company's Enterprisewide Risk Management Committee regularly review models projecting various interest rate scenarios and risk/return measures and their effect on the profitability of IDS Life. The committees' objectives are to structure their investment security portfolios based upon the type and behavior of the products in the liability portfolios to achieve targeted levels of profitability within defined risk parameters and to meet contractual obligations. Part of the committees' strategies include the use of derivatives, such as equity market-related derivatives and interest rate caps, swaps and floors, for risk management purposes.

Forward-Looking Statements
Certain statements in Item 7. of this Form 10-K Annual Report contain forward-looking statements that are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to publicly update or revise any forward-looking statements. Important factors that could cause actual results to differ materially from IDS Life's forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its managed assets, fees received based on those assets and the amount of amortization of DAC; potential deterioration in high-yield and other investments, which could result in further losses in IDS Life's investment portfolio; changes in assumptions relating to DAC which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect IDS Life against losses; negative changes in IDS Life Insurance Company's and its four life insurance company subsidiaries' credit ratings; increasing competition in all IDS Life's major businesses; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving SLTs that IDS Life invests in which could affect both IDS Life's balance sheet and results of operations; and outcomes of litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the Management's Discussion and Analysis of financial condition and results of operations under the section titled Risk Management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    1. Financial Statements.

       See Index to Financial Statements at page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

IDS Life's management, with the participation of IDS Life's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of IDS Life's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, IDS Life's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, IDS Life's disclosure controls and procedures are effective. There have not been any changes in IDS Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during IDS Life's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, IDS Life's internal control over financial reporting.


                                    PART III

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of IDS Life for the year ended December 31, 2003.

Audit Fees
The aggregated fees billed or to be billed by Ernst & Young for each of the last two years for professional services rendered for the audit of IDS Life's annual financial statements and services that were provided in connection with statutory and regulatory filings or engagements and other attest services were $1,894,000 for 2003 and $1,219,000 for 2002.

Audit-Related Fees
IDS Life was not billed by Ernst & Young for any fees for audit-related services for 2003 or 2002.

Tax Fees
IDS Life was not billed by Ernst & Young for any tax fees for 2003 or 2002.

All Other Fees
IDS Life was not billed by Ernst & Young for any other fees for 2003 or 2002.

Policy on Pre-Approval of Services Provided by Independent Auditor
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of American Express Company. All audit and permitted non-audit services to be performed by Ernst & Young for IDS Life required pre-approval by the Audit Committee of American Express Company in accordance with pre-approval procedures established by the Audit Committee of American Express Company. The procedures require all proposed engagements of Ernst & Young for services to IDS Life of any kind to be directed to the General Auditor of American Express Company and then submitted for approval to the Audit Committee of American Express Company prior to the beginning of any services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   (1)  Financial Statements

                See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

           (2)  Financial Statement Schedules

                See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.
                All information on schedules to the consolidated financial statements required by Article 7 of Regulation S-X is included in the consolidated financial statements or is not required. Therefore, all schedules have been omitted.

           (3)  Exhibits

                See Exhibit Index on pages E-1 through E-3 hereof.

    (b)  Reports on Form 8-K filed in the fourth quarter of 2003.

         Form 8-K, dated November 15, 2003, Item 5, reporting that, on November 15, 2003, IDS Life Insurance Company appointed Arthur H. Berman as Chief Financial Officer. He succeeds John T. Sweeney, who was recently appointed Vice President, Brokerage and Banking at AEFC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IDS LIFE INSURANCE COMPANY
                                            Registrant



March 29, 2004                      By /s/ Mark E. Schwarzmann
--------------                         ------------------------
Date                                       Mark E. Schwarzmann, Director,
                                           Chairman of the Board and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 29, 2004                      By /s/ Gumer C. Alvero
--------------                         -------------------
Date                                       Gumer C. Alvero, Director and
                                           Executive Vice President - Annuities


March 29, 2004                      By /s/ Timothy V. Bechtold
--------------                         -----------------------
Date                                       Timothy V. Bechtold, Director and
                                           President


March 29, 2004                      By /s/ Arthur H. Berman
--------------                         --------------------
Date Arthur H. Berman, Director and Executive Vice President - Finance and Chief Financial Officer


March 29, 2004                      By /s/ Jeryl A. Millner
--------------                         --------------------
Date                                       Jeryl A. Millner, Vice President and
                                           Controller


March 29, 2004                      By /s/ Roger Natarajan
--------------                         -------------------
Date                                       Roger Natarajan, Director


March 29, 2004                      By /s/ Mark E. Schwarzmann
--------------                         ------------------------
Date                                       Mark E. Schwarzmann, Director,
                                           Chairman of the Board and
                                           Chief Executive Officer

                           IDS LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14 (a))





                                                                    Page Number

Consolidated Financial Statements:

Report of Management                                                    F-2

Report of Independent Auditors                                          F-3

Consolidated Balance Sheets at December 31, 2003 and 2002           F-4 to F-5

Consolidated Statements of Operations for each of the three
years ended December 31, 2003, 2002 and 2001                            F-6

Consolidated Statements of Cash Flows for each of the three
years ended December 31, 2003, 2002 and 2001                        F-7 to F-8

Consolidated Statements of Stockholder's Equity for each of
the three years ended December 31, 2003, 2002 and 2001              F-9 to F-11

Notes to Consolidated Financial Statements                         F-12 to F-32



Schedules:
All information on schedules to the consolidated financial statements required by Article 7 of Regulation S-X is included in the consolidated financial statements and notes thereto or is not required. Therefore, all schedules have been omitted.

Report of Management
The management of IDS Life Insurance Company is responsible for the preparation and fair presentation of its Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States, and include amounts based on the best judgment of management. IDS Life Insurance Company's management is also responsible for the accuracy and consistency of other financial information included in this annual report.

In recognition of its responsibility for the integrity and objectivity of data in the financial statements, IDS Life Insurance Company maintains a system of internal control over financial reporting which is designed to provide reasonable, but not absolute, assurance with respect to the reliability of IDS Life Insurance Company's financial statements. The concept of reasonable assurance is based on the notion that the cost of the internal control system should not exceed the benefits derived.

The internal control system is founded on an ethical climate and includes: (i) an organizational structure with clearly defined lines of responsibility, policies and procedures; (ii) a Code of Conduct; and (iii) a careful selection and training of employees. Internal auditors monitor and assess the effectiveness of the internal control system and report their findings to management and the Board of Directors throughout the year. IDS Life Insurance Company's independent auditors are engaged to express an opinion on the year-end financial statements and, with the coordinated support of the internal auditors, review the financial records and related data and test the internal control system over financial reporting to the extent they believed necessary to support their report.

Report of Ernst & Young LLP Independent Auditors

The Board of Directors
IDS Life Insurance Company

We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly owned subsidiary of American Express Financial Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of IDS Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2003 IDS Life Insurance Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities."



/s/ Ernst & Young LLP
Minneapolis, Minnesota
January 26, 2004

                           IDS LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                        (Thousands, except share amounts)

                                                                                           2003            2002
                                                                                       -----------      -----------
ASSETS
Investments: (Note 2)
   Available-for-sale:
     Fixed maturities, at fair value (amortized cost: 2003, $26,626,709; 2002,
       $23,209,226)                                                                    $27,324,491      $24,052,104
      Common stocks, at fair value (cost: 2003,
       $19; 2002, $19)                                                                         120               21
   Mortgage loans on real estate                                                         3,180,020        3,417,651
   Policy loans                                                                            578,000          597,144
   Other investments                                                                       801,871          753,247
                                                                                       -----------      -----------
        Total investments                                                               31,884,502       28,820,167

Cash and cash equivalents                                                                  400,294        4,424,061
Restricted cash                                                                            834,448               --
Amounts recoverable from reinsurers                                                        754,514          633,510
Amounts due from brokers                                                                     1,792              501
Other accounts receivable                                                                   68,422           56,245
Accrued investment income                                                                  355,374          296,595
Deferred policy acquisition costs (Note 3)                                               3,615,179        3,309,094
Other assets                                                                               253,858          117,788
Separate account assets                                                                 27,774,319       21,980,674
                                                                                       -----------      -----------

        Total assets                                                                   $65,942,702      $59,638,635
                                                                                       ===========      ===========


See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                     CONSOLIDATED BALANCE SHEETS (continued)
                                  December 31,
                        (Thousands, except share amounts)



                                                                                          2003             2002
                                                                                       -----------      -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Future policy benefits:
     Fixed annuities                                                                   $26,376,944      $23,411,314
     Universal life-type insurance                                                       3,569,882        3,515,010
     Traditional life insurance                                                            254,641          247,441
     Disability income and long-term care insurance                                      1,724,204        1,466,171
  Policy claims and other policyholders' funds                                              67,911           85,400
  Amounts due to brokers                                                                   228,707        3,342,989
  Deferred income taxes, net                                                               139,814          182,059
  Other liabilities                                                                        408,444          463,326
  Separate account liabilities                                                          27,774,319       21,980,674
                                                                                       -----------      -----------

          Total liabilities                                                             60,544,866       54,694,384
                                                                                       -----------      -----------

Commitments and contingencies

Stockholder's equity:
  Capital stock, $30 par value per share;
    100,000 shares authorized, issued and outstanding                                        3,000            3,000
  Additional paid-in capital                                                             1,370,388        1,088,327
  Retained earnings                                                                      3,624,837        3,354,841
  Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities gains                                                        405,456          497,319
    Net unrealized derivative (losses) gains                                                (5,845)             764
                                                                                       -----------      -----------
          Total accumulated other comprehensive income                                     399,611          498,083
          Total stockholder's equity                                                     5,397,836        4,944,251
                                                                                       -----------      -----------

Total liabilities and stockholder's equity                                             $65,942,702      $59,638,635
                                                                                       ===========      ===========


See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended December 31,
                                   (Thousands)

                                                                        2003              2002             2001
                                                                     ----------        ----------       ----------
REVENUES
   Premiums:
     Traditional life insurance                                      $   64,890        $   60,740       $   59,415
     Disability income and long-term care insurance                     284,111           273,737          255,428
                                                                     ----------        ----------       ----------

           Total premiums                                               349,001           334,477          314,843

   Net investment income                                              1,705,530         1,561,856        1,485,688
   Contractholder and policyholder charges                              530,101           525,708          492,441
   Management and other fees                                            390,516           404,787          473,406
   Net realized gain (loss) on investments                                4,100            (4,507)        (649,752)
                                                                     ----------        ----------       ----------

           Total revenues                                             2,979,248         2,822,321        2,116,626
                                                                     ----------        ----------       ----------

BENEFITS AND EXPENSES
   Death and other benefits:
     Traditional life insurance                                          38,870            36,850           35,492
     Investment contracts and universal life-type insurance             202,205           205,147          174,868
     Disability income and long-term care insurance                      57,339            52,972           44,743
   (Decrease) increase in liabilities for future policy
      benefits:
     Traditional life insurance                                          (2,401)            2,841            7,167
     Disability income and long-term care insurance                     142,532           134,605          123,227
   Interest credited on investment contracts and universal
     life-type insurance                                              1,224,910         1,157,636        1,146,866
   Amortization of deferred policy acquisition costs                    288,276           335,729          375,984
   Other insurance and operating expenses                               452,978           426,534          397,236
                                                                     ----------        ----------       ----------

           Total benefits and expenses                                2,404,709         2,352,314        2,305,583
                                                                     ----------        ----------       ----------

Income (loss) before income tax provision (benefit) and
   cumulative effect of accounting change                               574,539           470,007         (188,957)

Income tax provision (benefit)                                           66,945            87,826         (145,222)
                                                                     ----------        ----------       ----------
Income (loss) before cumulative effect of accounting change             507,594           382,181          (43,735)
Cumulative effect of accounting change (net of income tax
   provision of $23,942 for 2003 and income tax benefit of
   $11,532 for 2001) (Note 1)                                            44,463                --          (21,416)
                                                                     ----------        ----------       ----------

Net income (loss)                                                    $  552,057        $  382,181       $  (65,151)
                                                                     ==========        ==========       ==========

See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
                                   (Thousands)

                                                                          2003              2002             2001
                                                                       ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ 552,057         $ 382,181         $ (65,151)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting change, net of tax
       (Note 1)                                                          (44,463)               --            21,416
     Policy loans, excluding universal life-type insurance:
       Issuance                                                          (34,490)          (35,345)          (43,687)
       Repayment                                                          43,596            49,256            54,004
     Change in amounts recoverable from reinsurers                      (121,004)         (104,344)         (112,686)
     Change in other accounts receivable                                 (12,177)           (9,896)           (4,025)
     Change in accrued investment income                                 (64,359)           (5,139)           56,729
     Change in deferred policy acquisition costs, net                   (300,491)         (277,258)         (175,723)
     Change in liabilities for future policy benefits for
       traditional life, disability income and long-term care
       insurance                                                         265,233           245,275           223,177
     Change in policy claims and other policyholder's funds              (17,489)           13,521            19,812
     Deferred income tax (benefit) provision                             (30,714)          116,995          (246,205)
     Change in other assets and liabilities, net                         (95,537)           26,309           (24,509)
     Amortization of premium, net                                        160,862            65,869           108,958
     Net realized (gain) loss on investments                              (4,100)            4,507           649,752
     Net realized (gain) loss on trading securities                      (30,400)            2,480                --
     Policyholder and contractholder charges, non-cash                  (234,098)         (232,725)         (217,496)
     Other, net                                                           (7,561)           10,651           (92,253)
                                                                       ---------         ---------         ---------

       Net cash provided by operating activities                       $  24,865         $ 252,337         $ 152,113

See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            Years ended December 31,
                                   (Thousands)

                                                                        2003               2002             2001
                                                                    ------------       ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Available-for-sale securities:
     Sales                                                          $ 12,232,235       $ 10,093,228     $ 5,493,141
     Maturities, sinking fund payments and calls                       4,152,088          3,078,509       2,706,147
     Purchases                                                       (20,527,995)       (16,287,891)     (9,477,740)
  Other investments, excluding policy loans:
     Sales                                                               668,071            509,588         370,636
     Purchases                                                          (853,647)          (543,843)       (442,876)
  Change in amounts due from brokers                                      (1,291)            90,293         (75,492)
  Change in amounts due to brokers                                    (3,260,310)         1,602,958       1,293,684
                                                                    ------------       ------------     -----------

       Net cash used in investing activities                          (7,590,849)        (1,457,158)       (132,500)
                                                                    ------------       ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Activities related to investment contracts and universal
     life-type insurance:
     Considerations received                                           4,267,115          4,638,111       2,088,114
     Interest credited to account balances                             1,224,910          1,157,636       1,146,866
     Surrenders and other benefits                                    (2,235,889)        (1,655,631)     (2,810,401)
  Universal life-type insurance policy loans:
     Repayment                                                            85,760             89,346          72,805
     Issuance                                                            (81,740)           (80,831)        (83,720)
  Capital contribution                                                   282,061            400,000         400,000
  Dividends paid                                                              --            (70,000)              -
                                                                    ------------       ------------     -----------

       Net cash provided by financing activities                       3,542,217          4,478,631         813,664
                                                                    ------------       ------------     -----------

  Net (decrease) increase in cash and cash equivalents                (4,023,767)         3,273,810         833,277

  Cash and cash equivalents at beginning of year                       4,424,061          1,150,251         316,974
                                                                    ------------       ------------     -----------

  Cash and cash equivalents at end of year                          $    400,294       $  4,424,061     $ 1,150,251
                                                                    ============       ============     ===========
  Supplemental disclosures:
     Income taxes paid                                              $    103,034       $          -     $         -
     Interest on borrowings                                         $      2,647       $      7,906     $    23,688
     Non-cash ownership transfer of net assets of AEC to AEFC
       in 2003 (Note 1)                                             $    282,061       $          -     $         -

See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   For the three years ended December 31, 2003
                                   (Thousands)

                                                                                Accumulated
                                                                                   Other
                                                               Additional      Comprehensive                         Total
                                                   Capital       Paid-in      Income (Loss),       Retained      Stockholder's
                                                    Stock        Capital        Net of Tax         Earnings          Equity
                                                   -------       ---------        ----------      ----------      -----------
Balance, January 1, 2001                           $ 3,000       $ 288,327        $ (333,734)     $3,107,811      $ 3,065,404
Comprehensive income:
    Net loss                                             -               -                 -         (65,151)         (65,151)
    Cumulative effect of adopting SFAS
       No. 133, net of income tax
       benefit of $626                                   -               -            (1,162)              -           (1,162)
    Net unrealized holding losses on
       available-for-sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of ($20,191) and income tax
       benefit of $6,064                                 -               -           (11,262)              -          (11,262)
    Reclassification adjustment for
       losses on available-for-sale
       securities included in net loss, net
       of income tax benefit of
       $228,003                                          -               -           423,434               -          423,434
    Reclassification adjustment for
       losses on derivatives included in
       net loss, net of income tax
       benefit of $4,038                                 -               -             7,499               -            7,499
                                                                                                                  -----------
    Total comprehensive income                           -               -                 -               -          353,358
Capital contribution                                     -         400,000                 -               -          400,000
                                                   -------       ---------        ----------      ----------      -----------

Balance, December 31, 2001                         $ 3,000       $ 688,327        $   84,775      $3,042,660      $ 3,818,762

See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                   For the three years ended December 31, 2003
                                   (Thousands)

                                                                                Accumulated
                                                                                   Other
                                                                Additional     Comprehensive                          Total
                                                   Capital       Paid-in       Income (Loss),      Retained       Stockholder's
                                                    Stock        Capital        Net of Tax         Earnings           Equity
                                                   -------     -----------      ------------      ----------       ----------

Balance, December 31, 2001                          $3,000      $  688,327          $ 84,775      $3,042,660       $3,818,762
Comprehensive income:
    Net income                                           -               -                 -         382,181          382,181
    Net unrealized holding gains on
       available-for-sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of ($75,351) and income tax
       provision of ($228,502)                           -               -           424,360               -          424,360
    Reclassification adjustment for gains
       on available-for-sale securities
       included in net income, net of
       income tax provision of ($5,645)                  -               -           (10,484)              -          (10,484)
    Reclassification adjustment for gains
       on derivatives included in net
       income, net of income tax
       provision of ($305)                               -               -              (568)              -             (568)
                                                                                                                   ----------
    Total comprehensive income                                                                                        795,489
Cash dividends                                           -               -                 -         (70,000)         (70,000)

Capital contribution                                     -         400,000                 -               -          400,000
                                                    ------      ----------          --------      ----------       ----------
Balance, December 31, 2002                          $3,000      $1,088,327          $498,083      $3,354,841       $4,944,251


See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                   For the three years ended December 31, 2003
                                   (Thousands)

                                                                                Accumulated
                                                                                   Other
                                                                Additional     Comprehensive                          Total
                                                   Capital       Paid-in       Income (Loss),      Retained       Stockholder's
                                                    Stock        Capital        Net of Tax         Earnings           Equity
                                                   -------     -----------      ------------      ----------       ----------
Balance, December 31, 2002                          $3,000     $1,088,327           $498,083      $3,354,841      $4,944,251
Comprehensive income:
    Net income                                           -               -                 -         552,057         552,057
    Net unrealized holding losses on
       available-for-sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of ($5,594) and income tax benefit
       of $46,545                                        -               -           (79,470)              -         (79,470)
    Reclassification adjustment for
       gains on available-for-sale
       securities included in net income,
       net of income tax provision of
       ($6,044)                                          -               -           (11,225)              -         (11,225)
    Net unrealized holding losses on
       derivatives arising during the
       year, net of income tax benefit of
       $3,663                                            -               -            (6,802)              -          (6,802)
    Reclassification adjustment for
       gains on derivatives included in
       net income, net of income tax
       provision of ($525)                               -               -              (975)              -            (975)
                                                                                                                  ----------
    Total comprehensive income                                                                                       453,585
Non-cash dividend of AEC to AEFC
  (Note 1)                                               -               -                 -        (282,061)       (282,061)
Capital contribution                                     -         282,061                 -               -         282,061
                                                    ------      ----------          --------      ----------      ----------

Balance, December 31, 2003                          $3,000      $1,370,388          $399,611      $3,624,837      $5,397,836
                                                   =======      ==========          ========      ==========      ==========

See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies

     Nature of business

     IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota whose products are primarily distributed through branded financial advisors. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation
     (AEFC), which is a wholly owned subsidiary of American Express Company. IDS Life Insurance Company distributes its fixed and variable insurance and annuity products exclusively through the American Express Financial Advisors Inc.'s (AEFAI) retail sales force. IDS Life Insurance Company has four wholly owned subsidiaries that distribute their products through various distribution channels. IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company of New York is a wholly owned subsidiary of IDS Life Insurance Company and serves New York State residents. IDS Life of New York distributes its fixed and variable insurance and annuity products exclusively through AEFAI's retail sales force. IDS Life Insurance Company also wholly owns American Enterprise Life Insurance Company, which issues fixed and variable annuity contracts for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks. American Centurion Life Assurance Company is a wholly owned subsidiary that offers fixed and variable annuities to American Express(R) Cardmembers and others in New York and through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks, in New York. American Partners Life Insurance Company is a wholly owned subsidiary that offers fixed and variable annuities to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also wholly owns IDS REO 1, LLC and IDS REO II, LLC. At December 31, 2003, these two subsidiaries held real estate and mortgage loans on real estate. IDS Life Insurance Company and its six subsidiaries are referred to collectively as "IDS Life" in these consolidated financial statements and notes thereto.

     On December 29, 2003, IDS Life contributed substantially all of its interests in low income housing investments, net of related payables and deferred tax assets, to its wholly owned subsidiary, American Express Corporation ("AEC"). These investments had a carrying value of $308.6 million and $381.5 million at December 29, 2003 and December 31, 2002, respectively. The amount of the contribution to AEC was $272 million. AEC had a carrying value of approximately $10 million prior to receiving this contribution.

     On December 30, 2003, IDS Life distributed via dividend all of its interest in AEC to AEFC. This distribution was considered extraordinary, as defined in Minnesota holding company statutes. On December 30, 2003, IDS Life received a contribution of cash of approximately $282 million, equal to the amount of the distribution of AEC.

     IDS Life's principal products are deferred annuities and universal life insurance which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. IDS Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, IDS Life has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on any increase in a broad-based stock market index. IDS Life also offers variable annuities, including the American Express Retirement Advisor Advantage(R) Variable Annuity and the American Express Retirement Advisor Select(R) Variable Annuity. Life insurance products currently offered by IDS Life include universal life (fixed and variable, single life and joint life), single

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     premium life and term products. Waiver of premium and accidental death benefit riders are generally available with these life insurance products. IDS Life also markets disability income insurance. Although IDS Life discontinued issuance of long-term care insurance at the end of 2002, IDS Life retains risk on a large block of existing contracts, 50% of which are reinsured. In May 2003, IDS Life began outsourcing claims administration as well.

     Under IDS Life's variable life insurance and variable annuity products described above, the purchaser may choose among investment options that include IDS Life's "general account" as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

     Basis of presentation

     The accompanying consolidated financial statements include the accounts of IDS Life, its wholly owned subsidiaries and certain variable interest entities. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as included in Note 5. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     As of December 31, 2003, pursuant to IDS Life's adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised (FIN 46), IDS Life consolidates all variable interest entities for which it is considered to be the primary beneficiary. In addition, IDS Life generally consolidates all entities in which it holds a greater than 50% interest, except for immaterial seed money investments in mutual and hedge funds. Entities in which IDS Life holds a greater than 20% but less than 50% equity interest are accounted for under the equity method. All other investments are accounted for under the cost method unless IDS Life determines that it exercises significant influence over the entity by means other than voting rights.

     Qualifying Special Purpose Entities (QSPEs) under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated. Such QSPEs include a securitization trust containing a majority of IDS Life's rated collateralized debt obligations (CDOs) described in "Recently issued accounting standards" section below. Other entities are evaluated using the control, risk and reward criteria as outlined under GAAP in determining whether to consolidate other entities where IDS Life has an interest, is the sponsor or transferor. See "Recently issued accounting standards" section below for further information regarding IDS Life's December 31, 2003 adoption of FIN 46.

     Revenue Recognition

     Premium revenues
     Premium revenues include premiums on traditional life, disability income and long-term care products. Such premiums are recognized as revenue when due.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Net investment income
     Net investment income predominantly consists of interest income earned on fixed maturity securities classified as Available-for-Sale, mortgage loans on real estate, policy loans and other investments. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and mortgage loans on real estate so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Interest income on structured securities is recognized according to Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" or EITF Issue No. 96-12, "Recognition of Interest Income and Balance Sheet Classification of Structured Notes" depending upon the instrument.

     Contractholder and policyholder charges
     Contractholder and policyholder charges include certain charges assessed on annuities and universal and variable universal life insurance. Contractholder and policyholder charges include cost of insurance charges, administrative charges and surrender charges on annuities, universal and variable universal life insurance. Cost of insurance charges on universal and variable universal life insurance are recognized as revenue when earned, whereas contract charges and surrender charges on annuities, universal and variable universal life insurance are recognized as revenue when collected.

     Management and other fees
     Management and other fees include risk fees, management and administration fees, which are generated directly and indirectly from IDS Life's separate account assets. IDS Life's management and other fees are generally computed as a contractual rate generally based on the underlying asset values and are generally received monthly.

     Net realized gain (loss) on investments
     Realized gains and losses are recognized on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

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

     Indicators of other-than-temporary impairment for fixed maturity securities include issuer downgrade, default, or bankruptcy. IDS Life also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. The charges are reflected in net realized loss on investments within the Consolidated Statements of Income.

     Fair value of fixed maturity and equity securities is generally based on quoted market prices. However, IDS Life's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations (CDOs) (backed by high-yield bonds and bank loans), which are not readily marketable. As a result, the carrying values of these structured investments are based on future cash flow projections that require a significant degree of management judgment as to the amount and timing of cash payments, default and recovery rates of the underlying

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     investments and, as such, are subject to change. IDS Life's CDO investments are accounted for in accordance with Emerging Issues Task Force (EITF) Issue 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets".

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

     IDS Life generally stops accruing interest on mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

     Investments - Policy loans

     Policy loans are carried at the aggregate of the unpaid loan balances, which do not exceed the cash surrender values of the related policies.

     Investment - Other investments

     Included in other investments are affordable housing investments, trading securities, syndicated loans and real estate. Affordable housing investments are carried at amortized cost as IDS Life has no influence over the operating or financial policies of the general partner. Trading securities are held at fair market value with changes in value recognized in the Consolidated Statements of Income within Net investment income. Syndicated loans reflect amortized cost less reserves for losses and real estate is carried at its estimated fair value.

     Cash and cash equivalents

     IDS Life considers investments with a maturity at the date of their acquisition of three months or less to be cash equivalents. These securities are carried principally at amortized cost, which approximates fair value.

     Deferred policy acquisition costs

     Deferred policy acquisition costs (DAC) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and life and health insurance. For annuity and insurance products, DAC are

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of the interest margins associated with the products.

     For insurance and annuity products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions, with respect to customer asset value growth rates on a quarterly basis. Management monitors other principle DAC assumptions, such as persistency, mortality rate, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring process, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can either be positive or negative in any particular period and is reflected in the period in which such changes are made.

     Guaranteed minimum death benefits

     The majority of the variable annuity contracts offered by IDS Life contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in value of the contract. A large portion of IDS Life's contracts containing a GMDB provision adjust once every six years. The periodic adjustment of these contracts can either increase or decrease the guaranteed amount though not below the amount invested adjusted for withdrawals. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Through December 31, 2003, the amount paid in excess of contract value was expensed when payable. Amounts expensed in 2003, 2002, and 2001 were $31.5 million, $37.4 million, and $16.2 million respectively. IDS Life also issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates. To date, IDS Life has not expensed any amount related to GMIBs as all terms on GMIB features are within the stipulated waiting periods. See "Recently issued accounting standards" section herein for a description of Statement of Position 03-1.

     Liabilities for future policy benefits

     Liabilities for reported and unpaid life insurance claims are equal to the death benefits payable. For disability income and long-term care claims, unpaid claim liabilities are equal to benefit amounts due and accrued. Liabilities for incurred but not reported claims are estimated based on periodic analysis of the actual reported claim lag. Where applicable, amounts recoverable from reinsurers are separately recorded as receivables. For life insurance, no claim adjustment expense reserve is held. The claim adjustment expense reserves for disability income and long-term care are based on the claim reserves.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Liabilities for fixed annuities in a benefit status are based on established industry mortality tables and interest rates, ranging from 4.6% to 9.5%, depending on year of issue, with an average rate of approximately 6.3%.

     Liabilities for future benefits on term and whole life insurance are based on the net level premium method, using anticipated mortality, policy persistency and interest earning rates. Anticipated mortality rates are based on established industry mortality tables, with modifications based on Company experience. Anticipated policy persistency rates vary by policy form, issue age and policy duration with persistency on level term and cash value plans generally anticipated to be better than persistency on yearly renewable term insurance plans. Anticipated interest rates range from 4% to 10%, depending on policy form, issue year and policy duration.

     Liabilities for future disability income and long-term care policy benefits include both policy reserves and claim reserves. Policy reserves are based on the net level premium method, using anticipated morbidity, mortality, policy persistency and interest earning rates. Anticipated morbidity and mortality rates are based on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for disability income policies, occupation class. Anticipated interest rates for disability income policy reserves are 7.5% at policy issue and grade to 5% over 5 years. Anticipated interest rates for long-term care policy reserves are currently 5.9% grading up to 8.9% over 30 years.

     Claim reserves are calculated based on claim continuance tables and anticipated interest earnings. Anticipated claim continuance rates are based on established industry tables. Anticipated interest rates for claim reserves for both disability income and long-term care range from 5% to 8%, with an average rate of approximately 5.7%. IDS Life issues only non-participating life insurance contracts and does not issue short-duration life insurance policies.

     Reinsurance

     Reinsurance premiums and benefits paid or provided are accounted for on a basis consistent with that used in accounting for original policies issued and with the terms of the reinsurance contracts.

     The maximum amount of life insurance risk retained by IDS Life is $750,000 on any policy insuring a single life and $1.5 million on any policy insuring a joint-life combination. IDS Life generally retains 10% of the mortality risk on new life insurance policies. Risk not retained is reinsured with other life insurance companies. Risk on universal life and variable universal life policies is reinsured on a yearly renewable term basis. Risk on term insurance and long-term care policies is reinsured on a coinsurance basis. IDS Life retains all accidental death benefit, disability income and waiver of premium risk.

     Federal income taxes

     IDS Life's taxable income is included in the consolidated federal income tax return of American Express Company. IDS Life provides for income taxes on a separate return basis, except that, under an agreement between AEFC and American Express Company, tax benefit is recognized for

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     losses to the extent they can be used on the consolidated tax return. It is the policy of AEFC and its subsidiaries that AEFC will reimburse subsidiaries for all tax benefits.

     Separate account business

     The separate account assets and liabilities represent funds held for the exclusive benefit of the variable annuity and variable life insurance contract owners. Through the year ended December 31, 2003, IDS Life received fees related to the proprietary mutual funds used as investment options for variable annuities and variable life insurance directly from the separate accounts. In the fourth quarter of 2003, AEFC replaced IDS Life Insurance Company as the investment manager of these proprietary mutual funds. In connection with this change and through an agreement with AEFC, IDS Life receives fund administrative services fees for the fund management services, other than investment management services, IDS Life provides these proprietary mutual funds. Prior to this change, IDS Life received management fees from the funds. IDS Life receives mortality and expense risk fees directly from the separate accounts.

     IDS Life makes contractual mortality assurances to the variable annuity contract owners that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. IDS Life makes periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities that are in the benefit payment period. IDS Life also guarantees that the rates at which administrative fees are deducted from contract funds will not exceed contractual maximums.

     For variable life insurance, IDS Life guarantees that the rate at which insurance charges and administrative fees are deducted from contract funds will not exceed contractual maximums. IDS Life also guarantees that the death benefit will continue to be payable at the current level, less outstanding loans, regardless of investment performance so long as the policy owner pays the contractual premium requirements for the death benefit guarantee provision.

     Recently issued accounting standards

     In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of variable interest entities (VIEs) and was subsequently revised in December 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either
     (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or, (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary which means that it will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

     The variable interest entities primarily impacted by FIN 46, which IDS Life consolidated as of December 31, 2003, relate to three securitized loan trusts (SLTs), which are managed by an affiliate and partially owned by IDS Life. The three SLTs consolidated as a result of FIN 46 provide returns to investors primarily based on the performance of an underlying portfolio of high-yield loans which are managed by IDS Life. FIN 46 does not impact the accounting for QSPEs as defined by SFAS No. 140, such as IDS Life's CDO-related securitization trust established in 2001. That trust contains a majority of IDS Life's rated CDOs whose retained interest in the trust had a carrying value of $518.0 million at December 31, 2003, of which $381.7 million is considered investment grade. In addition, FIN 46 did not impact the accounting for an additional $24 million in rated CDO tranches, which are

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     managed by third parties, $5 million of CDO residual tranches managed by an affiliate and $0.3 million of affordable housing investments as IDS Life is not the primary beneficiary. IDS Life's maximum exposure to loss as a result of its investment in these entities is represented by the carrying values.

     The consolidation of the three SLTs partially owned by IDS Life and managed by an affiliate, resulted in a cumulative effect of accounting change that increased 2003 net income through a non-cash gain of $44.5 million ($68.4 million pretax). In addition, the consolidation of these VIEs resulted in the elimination of IDS Life's investment in the applicable VIEs, which was $673 million for the three SLTs. IDS Life consolidated new assets of $907 million. The newly consolidated assets consist of $834 million of cash and $73 million of derivatives, essentially all of which are restricted. The effect of consolidating these assets on IDS Life's balance sheet was offset by IDS Life's previously recorded carrying values of its investments in the three SLTs, which totaled $673 million and $166 million of newly consolidated liabilities.

     The initial gain related to the application of FIN 46 for the three SLTs had no cash flow effect on IDS Life. To the extent losses are incurred on the three SLTs, charges could be incurred that may or may not be reversed. Taken together over the lives of the structures through their maturity, IDS Life's maximum cumulative exposure to pretax loss as a result of its investment in the three SLTs is represented by the carrying value prior to adoption of FIN 46, which was $673 million for the three SLTs, as well as the $68.4 million pretax non-cash gain recorded upon consolidation of the SLTs.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of this Statement did not have a material impact on IDS Life's financial statements.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). IDS Life is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits included within the majority of variable annuity contracts offered by IDS Life. SOP 03-1 is required to be adopted on January 1, 2004, and any impact will be recognized in IDS Life's 2004 results of operations.

     In November 2003, the FASB ratified a consensus on the disclosure provisions of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The disclosure provisions of this rule, which are addressed in Note 2, require tabular presentation of certain information regarding investment securities with gross unrealized losses.

     In July 2000, the FASB's EITF issued a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." IDS Life adopted the consensus as of January 1, 2001. Issue No. 99-20 prescribed new procedures for recording interest income and measuring impairment on retained and purchased beneficial interests. The consensus primarily affected CDOs. Adoption of the consensus resulted in a cumulative after-tax effect of accounting change that reduced 2001 net income by $21.4 million, net of tax.

     Effective January 1, 2001, IDS Life adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which required an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. The adoption of SFAS No. 133 on January 1, 2001,

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     resulted in cumulative after-tax reductions to other comprehensive income of $1.2 million. The cumulative impact to earnings was not significant.

2.   Investments

     Fixed maturity and equity securities

     Available-for-sale securities at December 31, 2003 are distributed by type as presented below:

                                                                         Gross           Gross
                                                       Amortized      Unrealized       Unrealized           Fair
     (Thousands)                                          Cost           Gains           Losses             Value
                                                      -----------      --------        ---------         -----------
     Fixed maturities:
     Corporate bonds and obligations                  $12,746,966      $568,866        $ (63,059)        $13,252,773
     Mortgage and other asset-backed
        securities                                     10,187,423       166,679          (54,535)         10,299,567
     Foreign corporate bonds and
        obligations                                     2,666,626       126,187          (24,923)          2,767,890
     Structured investments                               593,094         1,784          (47,767)            547,111
     U.S. Government agency obligations                   235,994        13,848              (20)            249,822
     State and municipal obligations                      114,158         3,711           (3,100)            114,769
     Foreign government bonds and
        obligations                                        82,448        10,728             (617)             92,559
                                                      -----------      --------        ---------         -----------
     Total fixed maturities                            26,626,709       891,803         (194,021)         27,324,491
     Common stocks                                             19           101                -                 120
                                                      -----------      --------        ---------         -----------
     Total fixed maturities and equity securities     $26,626,728      $891,904        $(194,021)        $27,324,611
                                                      ===========      ========        =========         ===========

     Available-for-sale securities at December 31, 2002 are distributed by type as presented below:

                                                                         Gross           Gross
                                                       Amortized      Unrealized       Unrealized           Fair
     (Thousands)                                          Cost           Gains           Losses             Value
                                                      -----------      --------        ---------         -----------
     Fixed maturities:
     Corporate bonds and obligations                  $ 8,137,626    $  509,870        $(112,540)        $ 8,534,956
     Mortgage and other asset-backed
        securities                                     12,145,797       393,342          (10,067)         12,529,072
     Foreign corporate bonds and
        obligations                                     1,476,670       101,190           (3,805)          1,574,055
     Structured investments                             1,306,245         2,112          (59,101)          1,249,256
     U.S. Government agency obligations                    84,075        12,015             (687)             95,403
     State and municipal obligations                       29,202         2,522                -              31,724
     Foreign government bonds and
        obligations                                        29,611         8,027                -              37,638
                                                      -----------    ----------        ---------         -----------
     Total fixed maturities                            23,209,226     1,029,078         (186,200)         24,052,104
     Common stocks                                             19             2                -                  21
                                                      -----------    ----------        ---------         -----------

     Total fixed maturities and equity securities     $23,209,245    $1,029,080        $(186,200)        $24,052,125
                                                      ===========    ==========        =========         ===========

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table provides information about available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2003:

                                          Less than 12 months         12 months or more                 Total
                                          -------------------         -----------------                 -----
                                         Fair        Unrealized     Fair       Unrealized        Fair        Unrealized
     (Thousands)                         Value         Losses       Value        Losses          Value         Losses
     -----------------                ----------     ---------     -------       -------      ----------     ---------
     Description of securities:
     Corporate bonds and
       obligations                    $3,145,975     $ (59,691)    $40,125       $(3,368)     $3,186,100     $ (63,059)
     Mortgage and other
       asset-backed securities         4,154,632       (54,524)        144           (11)      4,154,776       (54,535)
     Foreign corporate bonds and
       obligations                       740,943       (24,923)          -             -         740,943       (24,923)
     U.S. Government and agencies
       obligations                         8,250           (20)          -             -           8,250           (20)
     State and municipal
       obligations                        61,926        (3,100)          -             -          61,926        (3,100)
     Foreign government bonds and
       obligations                         8,242          (617)          -             -           8,242          (617)
     Other                                     -              -          3            (1)              3            (1)
                                      ----------     ---------     -------       -------      ----------     ---------
     Total                            $8,119,968     $(142,875)    $40,272       $(3,380)     $8,160,240     $(146,255)
                                      ==========     ==========    =======       ========     ==========     ==========

     Note: Excludes structured investments that are accounted for pursuant to EITF 99-20, and are therefore outside the scope of EITF 03-1. At December 31, 2003, such investments had gross unrealized losses of $47.8 million.

     Approximately 751 investment positions were in an unrealized loss position as of December 31, 2003. The gross unrealized losses on these securities are attributable to a number of factors including changes in interest rates and credit spreads and specific credit events associated with individual issuers. As part of its ongoing monitoring process, management has concluded that none of these securities are other-than-temporarily impaired at December 31, 2003. IDS Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost. See the Available-for-sale Securities section of Note 1 for information regarding IDS Life's policy for determining when an investment's decline in value is other-than-temporary.

     The following is a distribution of available-for-sale securities by maturity at December 31, 2003:

                                                    Amortized           Fair
     (Thousands)                                      Cost              Value
     --------------                                -----------       -----------
     Due within one year                           $   329,607       $   337,004
     Due from one to five years                      3,682,678         3,904,191
     Due from five to ten years                     10,287,297        10,627,059
     Due in more than ten years                      2,139,704         2,156,670
     Mortgage and other asset-backed securities     10,187,423        10,299,567
                                                   -----------       -----------
         Total                                     $26,626,709       $27,324,491
                                                   ===========       ===========

     The timing of actual receipts may differ from contractual maturities because issuers may have the right to call or prepay obligations.

     At December 31, 2002, fixed maturity securities comprised approximately 86 percent of IDS Life's total investments. These securities are rated by Moody's and Standard & Poor's (S&P), except for

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     approximately $1.6 billion of securities which are rated by AEFC's internal analysts using criteria similar to Moody's and S&P. Ratings are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary of fixed maturity securities, at fair value, by rating on December 31, is as follows:

     Rating                                                     2003      2002
     --------                                                  ------    ------
     AAA                                                         41%       53%
     AA                                                           2         1
     A                                                           21        14
     BBB                                                         27        25
     Below investment grade                                       9         7
                                                                ---        ---
         Total                                                  100%       100%
                                                                ===        ===

     At December 31, 2003, approximately 91 percent of the securities rated AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than ten percent of stockholder's equity.

     The table below includes sales, maturities and purchases of investments classified as available-for-sale for the years ended December 31:

     (Thousands)                    2003             2002             2001
     ---------------------------------------------------------------------------
     Sales                       $12,232,235      $10,093,228      $5,493,141
     Maturities                  $ 4,152,088      $ 3,078,509      $2,706,147
     Purchases                   $20,527,995      $16,287,891      $9,477,740
     ---------------------------------------------------------------------------

     Gross realized gains on sales of securities classified as available-for-sale securities, using the specific identification method, were approximately $255.3 million, $297.5 million and $116.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized (losses) on sales of available-for-sale securities were approximately ($135.5 million), ($137.4 million) and ($390.7 million) for the same periods. IDS Life also recognized (losses) of approximately ($102.6 million), ($144.1 million) and ($348.7 million) in other-than-temporary impairments on available-for-sale securities for the years ended December 31, 2003, 2002 and 2001, respectively. The 2001 losses include the effect of the write-down and sale of high-yield securities discussed below.

     During 2001, IDS Life recognized pretax losses of $828.2 million to recognize the impact of higher default rate assumptions on certain structured investments, to write down lower-rated securities (most of which were sold in 2001) in connection with IDS Life's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; to write down certain other investments, and to adopt EITF Issue No. 99-20. Of the total charge of $828.2 million, approximately $624.0 million of these losses are included in net realized losses on investments and $171.3 million are included in net investment income, with the remaining losses recorded as a cumulative effect of accounting change.

     Also during 2001 IDS Life placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities (collectively referred to as transferred assets), having an aggregate book value of $675.3 million, into a securitization trust. In return, IDS Life received $89.5 in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $585.8 million. As of December 31, 2003, the retained interests had a carrying value of $518.0 million, of which $381.7 million is considered investment grade. The book amount is determined by allocating the previous carrying value of the transferred assets between assets sold and the retained interests based on their

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     relative fair values. Fair values are based upon the estimated present value of future cash flows. The retained interests are accounted for in accordance with EITF Issue No. 99-20.

     The change in net unrealized securities gains (losses) recognized in other comprehensive income includes two components: (i) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), and (ii) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales of available-for-sale securities (reclassification for realized gains (losses)). This reclassification has no effect on total comprehensive income or shareholders' equity.

     The following table presents these components of other comprehensive income net of tax:

     (Thousands)                                                     2003          2002        2001
     --------------------------------------------------------     --------      --------     --------
     Holding (losses) gains, net of deferred policy
        acquisition costs                                         $(79,470)     $424,360     $(11,262)
     Reclassification for realized securities losses (gains)       (11,225)      (10,484)     423,434
                                                                  --------      --------     --------
     Increase in net unrealized securities (losses) gains
       recognized in other comprehensive income                   $(90,695)     $413,876     $412,172
                                                                  ========      ========     ========

     At December 31, 2003 and 2002, bonds carried at $16.3 million and $14.5 million, respectively, were on deposit with various states as required by law.

     Pursuant to adoption of SFAS No. 133, IDS Life reclassified all Held-to-Maturity securities with a carrying value of $6.5 billion and net unrealized gains of $8.2 million to Available-for-Sale as of January 1, 2001.

     Mortgage loans on real estate and syndicated loans

     The following is a summary of mortgage loans on real estate and syndicated loans at December 31:

     (Thousands)                                                                       2003                 2002
     -----------                                                                   -----------           ----------
     Mortgage loans on real estate                                                 $ 3,227,217           $3,461,963
     Mortgage loans on real estate reserves                                            (47,197)             (44,312)
                                                                                   -----------           ----------
     Net mortgage loans                                                            $ 3,180,020           $3,417,651
                                                                                   ===========           ==========

     Syndicated loans                                                              $   140,792           $  111,574
     Syndicated loans reserves                                                          (3,000)              (1,000)
                                                                                   -----------           ----------
     Net syndicated loans                                                          $   137,792           $  110,574
                                                                                   ===========           ==========

     Mortgage loans are first mortgages on real estate. IDS Life holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements.

     At December 31, 2003 and 2002, IDS Life's recorded investment in impaired mortgage loans on real estate was $11.1 million and $33.1 million, with a reserve of $2.9 million and $9.1 million, respectively. During 2003 and 2002, the average recorded investment in impaired mortgage loans on real estate was $26.0 million and $36.6 million, respectively. IDS Life recognized $0.8 million, $1.1 million and $1.3 million of interest income related to impaired mortgage loans on real estate for the years ended December 31, 2003, 2002 and 2001, respectively.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The balances of and changes in the total reserve for mortgage loan losses as of and for the years ended December 31, are as follows:

     (Thousands)                                                        2003              2002             2001
     -----------                                                       -------          -------          --------
     Balance, January 1                                                $44,312          $28,173          $ 11,489
     Provision for mortgage loan losses                                 11,687           23,514            19,934
     Foreclosures, write-offs and other                                 (8,802)          (7,375)           (3,250)
                                                                       -------          -------          --------
     Balance, December 31                                              $47,197          $44,312          $ 28,173
                                                                       =======          =======          ========

     Concentration of credit risk of mortgage loans on real estate by region at December 31 were:

                                                     December 31, 2003                 December 31, 2002
                                                 ------------------------            ---------------------
     (Thousands)                                 On Balance       Funding          On Balance         Funding
     Region                                        Sheet        Commitments           Sheet         Commitments
     -------------                               ----------      -------           ----------         -------
     East North Central                          $  578,855      $ 6,575           $  615,886         $     -
     West North Central                             490,119        8,115              493,310          25,500
     South Atlantic                                 662,121        1,350              765,443           2,800
     Middle Atlantic                                294,333        4,800              321,699          19,100
     New England                                    197,338       11,474              228,400           5,800
     Pacific                                        342,214       13,900              355,622           5,250
     West South Central                             191,886        8,800              211,285           1,000
     East South Central                              71,566          800               63,859               -
     Mountain                                       398,785        2,700              406,459               -
                                                 ----------      -------           ----------         -------
                                                  3,227,217       58,514            3,461,963          59,450
     Less reserves for losses                       (47,197)           -              (44,312)              -
                                                 ----------      -------           ----------         -------
        Total                                    $3,180,020      $58,514           $3,417,651         $59,450
                                                 ==========      =======           ==========         =======

     Concentration of credit risk of mortgage loans on real estate by property type at December 31 were:

                                                    December 31, 2003                   December 31, 2002
                                                 ---------------------               -----------------------
     (Thousands)                                 On Balance       Funding          On Balance         Funding
     Property type                                 Sheet        Commitments           Sheet         Commitments
     -------------                               ----------      -------           ----------         -------
     Department/retail stores                    $  868,079      $18,444           $  998,234         $20,722
     Apartments                                     560,753       21,600              622,185               -
     Office buildings                             1,136,034       10,805            1,178,934          25,628
     Industrial buildings                           355,497        4,265              344,604          13,100
     Hotels/motels                                  111,230        1,000              103,034               -
     Medical buildings                               70,934            -               96,689               -
     Nursing/retirement homes                        27,253            -               35,873               -
     Mixed use                                       60,124            -               54,512               -
     Other                                           37,313        2,400               27,898               -
                                                 ----------      -------           ----------         -------
                                                  3,227,217       58,514            3,461,963          59,450
     Less reserves for losses                       (47,197)           -             (44,312)               -
                                                 ----------      -------           ----------         -------
        Total                                    $3,180,020      $58,514           $3,417,651         $59,450
                                                 ==========      =======           ==========         =======

     Commitments to fund mortgages are made in the ordinary course of business. The estimated fair value of the mortgage commitments as of December 31, 2003 and 2002 was not material.

     Syndicated loans, which are included as a component of other investments, represent loans in which a group of lenders provide funds to borrowers. There is usually one originating lender which retains a small percentage and syndicates the remainder.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. IDS Life holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreement.

     Sources of investment income and realized gains (losses) on investments

     Net investment income for the years ended December 31 is summarized as follows:

     (Thousands)                                                 2003              2002             2001
     -----------                                              ----------        ----------       ----------
     Income on fixed maturities                               $1,423,560        $1,331,547       $1,276,966
     Income on mortgage loans on real estate                     247,001           274,524          290,608
     Other                                                        64,328           (15,642)         (41,927)
                                                              ----------        ----------       ----------
                                                               1,734,889         1,590,429        1,525,647
     Less investment expenses                                     29,359            28,573           39,959
                                                              ----------        ----------       ----------
        Total                                                 $1,705,530        $1,561,856       $1,485,688
                                                              ==========        ==========       ==========

     Net realized gains (losses) on investments for the years ended December 31 is summarized as follows:

     (Thousands)                                                 2003              2002             2001
     -----------                                              ----------        ----------       ----------
     Fixed maturities                                           $ 17,271          $ 16,129        $(622,897)
     Mortgage loans on real estate                                (3,437)          (15,586)         (17,834)
     Other                                                        (9,734)           (5,050)          (9,021)
                                                              ----------        ----------       ----------
        Total                                                   $  4,100          $ (4,507)       $(649,752)
                                                              ==========        ==========       ==========

3.   Deferred policy acquisition costs

     The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, were:

     (Thousands)                                                 2003              2002             2001
     -----------                                              ----------        ----------       ----------
     Balance, beginning of year                               $3,309,094        $3,107,187       $2,951,655
     Capitalization of expenses                                  588,767           612,987          551,707
     Amortization                                               (288,276)         (335,729)        (375,984)
     Change in unrealized investment gains and losses              5,594           (75,351)         (20,191)
                                                              ----------        ----------       ----------
     Balance, end of year                                     $3,615,179        $3,309,094       $3,107,187
                                                              ==========        ==========       ==========

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     4.  Income taxes

     IDS Life qualifies as a life insurance company for federal income tax purposes. As such, IDS Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The income tax provision (benefit) for the years ended December 31 consists of the following:

     (Thousands)                                                 2003               2002             2001
     -----------                                               ---------          --------        ---------
     Federal income taxes
        Current                                                $  91,862          $(30,647)       $  88,121
        Deferred                                                 (30,714)          116,995         (234,673)
                                                               ---------           -------        ---------
                                                                  61,148            86,348         (146,552)
     State income taxes-current                                    5,797             1,478            1,330
                                                               ---------          --------        ---------
     Income tax provision (benefit) before cumulative
        effect of accounting change                            $  66,945          $ 87,826        $(145,222)
                                                               =========          ========        =========

     Income tax provision (benefit) before the cumulative effect of accounting change differs from that computed by using the federal statutory rate of 35%. The principal causes of the difference in each year are shown below:

                                                2003                      2002                         2001
                                      ------------------------- -------------------------- ------------------------------
     (Dollars in Thousands)            Provision      Rate        Provision       Rate        Provision         Rate
     ----------------------           ------------ ------------ -------------- ----------- ---------------- -------------
     Federal income taxes   based
        on the statutory rate          $201,089       35.0%      $164,502         35.0%       ($66,136)        (35.0)%
     Tax-exempt interest and
        dividend income                 (61,070)     (10.6)        (5,260)        (1.1)         (4,663)         (2.5)
     State taxes, net of federal
        benefit                           3,768        0.7            961          0.2             865           0.4
     Affordable housing credits         (73,500)     (12.8)       (70,000)       (14.9)        (73,200)        (38.7)
     Other, net                          (3,342)      (0.6)        (2,377)        (0.5)         (2,088)         (1.1)
                                       --------       ----       --------         ----       ---------         -----
     Total income taxes                $ 66,945       11.7%      $ 87,826         18.7%      ($145,222)        (76.9)%
                                       ========       ====       ========         ====       =========         =====

     IDS Life's 2003 income tax provision reflects a $41.3 million reduction in tax expense due to adjustments related to the finalization to the 2002 tax return filed during the third quarter of 2003 and the publication of favorable technical guidance related to the taxation of dividend income.

     A portion of IDS Life's income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a "policyholders' surplus account". At December 31, 2003, IDS Life had a policyholders' surplus account balance of $20.1 million. The policyholders' surplus account is only taxable if dividends to the stockholder exceed the stockholder's surplus account or if IDS Life is liquidated. Deferred income taxes of $7.0 million have not been established because no distributions of such amounts are contemplated.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of IDS Life's deferred income tax assets and liabilities as of December 31 are as follows:

     (Thousands)                                                                      2003                 2002
     -----------                                                                ------------------    ----------------

     Deferred income tax assets:
        Policy reserves                                                            $  798,508            $  683,144
        Other investments                                                             300,888               319,829
        Other                                                                          30,376                29,789
                                                                                ------------------    ----------------
     Total deferred income tax assets                                               1,129,772             1,032,762
                                                                                ------------------    ----------------

     Deferred income tax liabilities:
        Deferred policy acquisition costs                                           1,004,942               929,751
        Net unrealized gain - available-for-sale securities                           218,322               267,113
        Other                                                                                                17,957
                                                                                       46,322
                                                                                ------------------    ----------------
     Total deferred income tax liabilities                                          1,269,586             1,214,821
                                                                                ------------------    ----------------
     Net deferred income tax liability                                             $ (139,814)           $ (182,059)
                                                                                ==================    ================

     IDS Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that IDS Life will realize the benefit of the deferred income tax assets and, therefore, no such valuation allowance has been established.

5.   Stockholder's equity

     Retained earnings available for distribution as dividends to AEFC are limited to IDS Life's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. IDS Life's statutory unassigned surplus aggregated $1.4 billion and $1.3 billion as of December 31, 2003 and 2002, respectively. In addition, any dividend distributions in 2004 in excess of $280.5 million would require approval of the Department of Commerce of the State of Minnesota.

     Statutory net income (loss) for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

     (Thousands)                                                      2003              2002             2001
     -----------                                                  ------------      ------------     ------------
     Statutory net income (loss)                                     $  432,063      $  159,794       $ (317,973)
     Statutory capital and surplus                                    2,804,593       2,408,379        1,947,350

    The National Association of Insurance Commissioners (NAIC) revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised regulations took effect January 1, 2001. The domiciliary states of IDS Life Insurance Company and its four life insurance company subsidiaries adopted the provisions of the revised manual, with the exception of certain provisions not adopted by its subsidiaries organized in the state of New York. The revised manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that IDS Life uses to prepare its statutory-basis financial statements. The impact of implementing these changes was a decrease of $40.0 million to IDS Life's statutory-basis capital and surplus as of January 1, 2001. Effective January 1, 2002 IDS Life's subsidiaries organized in the state of New York adopted additional provisions of the manual which resulted in an increase of $5.6 million to IDS Life's statutory-basis capital and surplus as of January 1, 2002.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Related party transactions

     IDS Life loans funds to AEFC under a collateral loan agreement. The balance of the loan was $nil at December 31, 2003 and 2002. This loan can be increased to a maximum of $75 million and pays interest at a rate equal to the preceding month's effective new money rate for IDS Life's permanent investments. Interest income on related party loans totaled $nil in 2003, 2002 and 2001.

     In connection with AEFC being named the investment manager for the proprietary mutual funds used as investment options by IDS Life's variable annuity and variable life insurance contract owners in the fourth quarter of 2003 and as discussed in the "Separate account business" section of Note 1 herein, AEFC receives management fees from these funds. IDS Life continues to provide all fund management services, other than investment management, and has entered into an administrative services agreement with AEFC to be compensated for the services IDS Life provides. During the fourth quarter of 2003, $14.1 million was received by IDS Life under this arrangement.

     IDS Life participates in the American Express Company Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Company contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. IDS Life's share of the total net periodic pension cost was $0.3 million in 2003, 2002 and 2001.

     IDS Life also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 2003, 2002 and 2001 were $2.2 million, $1.4 million, and $0.7 million, respectively.

     IDS Life participates in defined benefit health care plans of AEFC that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of AEFC. AEFC expenses these benefits and allocates the expenses to its subsidiaries. The cost of these plans charged to operations in 2003, 2002 and 2001 was $2.1 million, $1.8 million, and $1.0 million, respectively.

     Charges by AEFC for use of joint facilities, technology support, marketing services and other services aggregated $549.2 million, $526.1 million, and $505.5 million for 2003, 2002 and 2001, respectively. Certain of these costs are included in DAC. Expenses allocated to IDS Life may not be reflective of expenses that would have been incurred by IDS Life on a stand-alone basis.

     Included in other liabilities at December 31, 2003 and 2002 are $64.4 million and $55.6 million, respectively, payable to AEFC for federal income taxes.

7.   Lines of credit

     IDS Life has available lines of credit with AEFC aggregating $200 million ($100 million committed and $100 million uncommitted). The interest rate for any borrowings is established by reference to various indices plus 20 to 45 basis points, depending on the term. There were no borrowings outstanding under these line of credit arrangements at December 31, 2003 and 2002.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Commitments and contingencies

     At December 31, 2003, 2002 and 2001, traditional life and universal life-type insurance in force aggregated $131.1 billion, $119.2 billion, and $108.3 billion, respectively, of which $53.8 billion, $38.0 billion, and $26.0 billion was reinsured at the respective year ends. IDS Life also reinsures a portion of the risks assumed under long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $144.7 million, $129.3 million, and $114.5 million and reinsurance recovered from reinsurers amounted to $60.3 million, $60.6 million, and $43.4 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Reinsurance contracts do not relieve IDS Life from its primary obligation to policyholders.

     At December 31, 2003, IDS Life had no commitments to purchase investments other than mortgage loan fundings (see Note 2).

     The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales. IDS Life Insurance Company has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     IDS Life Insurance Company and its subsidiaries are involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. IDS Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on IDS Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

     The IRS routinely examines IDS Life's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on IDS Life's consolidated financial position as a result of these audits.

9.   Derivative financial instruments

     IDS Life maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings caused by interest rate and equity market volatility. IDS Life does not enter into derivative instruments for speculative purposes. As prescribed by SFAS No. 133, derivative instruments that are designated and qualify as hedging instruments are classified as cash flow hedges, fair value hedges, or hedges of a net investment in a foreign operation, based upon the exposure being hedged.

     Market risk is the possibility that the value of the derivative financial instruments will change due to fluctuations in a factor from which the instrument derives its value, primarily an interest rate or equity market index. IDS Life is not impacted by market risk related to derivatives held for non-trading purposes beyond that inherent in cash market transactions. Derivatives held for purposes other than trading are largely used to manage risk and, therefore, the cash flow and income effects of the derivatives are inverse to the effects of the underlying transactions. Credit risk is the possibility that the counterparty will not fulfill the terms of the contract. IDS Life monitors credit risk related to derivative financial instruments through established approval procedures, including setting

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     concentration limits by counterparty, and requiring collateral, where appropriate. A vast majority of IDS Life's counterparties are rated A or better by Moody's and Standard & Poor's.

     As prescribed by SFAS No. 133, derivative instruments that are designated and qualify as hedging instruments are classified as cash flow hedges, fair value hedges, or hedges of a net investment in a foreign operation, based upon the exposure being hedged. IDS Life currently has derivatives that are considered cash flows hedges and also has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. For derivative instruments that are designated and qualify as a cash flow hedge, the portion of the gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of other comprehensive income (loss) and reclassified into earnings when the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized currently in earnings.

     For the years ended December 31, 2003, 2002 and 2001, there were no significant gains or losses on derivative transactions or portions thereof that were ineffective as hedges, excluded from the assessment of hedge effectiveness or reclassified into earnings as a result of the discontinuance of cash flow hedges.

     Cash Flow Hedges
     IDS Life uses interest rate swaptions to manage interest crediting rates related to IDS Life's fixed annuity business. IDS Life uses interest rate swaptions to hedge the risk of increasing interest rates. The fair values of the interest rate swaptions are included in other assets in the Consolidated Balance Sheets.

     No amounts were reclassified out of accumulated other comprehensive income and into earnings during 2003, 2002 or 2001, as IDS Life entered into the interest rate swaptions in late-2003. Additionally, IDS Life does not expect to reclassify any material amounts from accumulated other comprehensive income to earnings during the next twelve months as the hedge period covered by the interest rate swaptions begins in 2007. The impacts of the interest rate swaptions will be recognized in earnings at the same time that IDS Life realizes the impacts of increased interest crediting rates. In the event that cash flow hedge accounting is no longer applied as the derivative is de-designated as a hedge by IDS Life, the hedge is not considered to be highly effective, or the forecasted transaction being hedged is no longer likely to occur, the reclassification from accumulated other comprehensive income into earnings may be accelerated and all future market value fluctuations will be reflected in income. There were no cash flow hedges for which hedge accounting was terminated for these reasons during 2003, 2002 or 2001.

     Currently, the longest period of time over which IDS Life is hedging exposure to the variability in future cash flows is 15 years.

     Derivatives Not Designated as Hedges
     IDS Life enters into interest rate swaps, caps and floors to manage IDS Life's interest rate risk and options and futures to manage equity-based risk. The values of derivative financial instruments are based on market values, dealer quotes or pricing models. Interest rate caps, swaps and floors are primarily used to protect the margin between interest rates earned on investments and the interest rates credited to related annuity contract holders. No interest rate swaps or floors were outstanding as of December 31, 2003. The interest rate caps expired in January 2003. The fair value of the interest rate caps is included in other assets. Changes in the value of the interest rate caps are included in other insurance and operating expenses.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A purchased (written) option conveys the right (obligation) to buy or sell an instrument at a fixed price for a set period of time or on a specific date. IDS Life writes and purchases index options to manage the risks related to annuity products that pay interest based upon the relative change in a major stock market index between the beginning and end of the product's term (equity-indexed annuities). IDS Life views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels.

     The equity indexed annuities contain embedded derivatives, essentially the equity based return of the product, which must be separated from the host contract and accounted for as derivative instruments per SFAS No. 133. As a result of fluctuations in equity markets and the corresponding changes in value of the embedded derivatives, the amount of interest credited incurred by IDS Life related to the annuity product will positively or negatively impact reported earnings.

     The purchased and written options are carried at fair value and included in other assets and other liabilities, respectively. The fair value of the embedded options are included in future policy benefits for fixed annuities. The changes in fair value of the options are recognized in net investment income and the embedded derivatives are recognized in interest credited on universal life-type insurance and investment contracts. The purchased and written options expire on various dates through 2009.

     IDS Life also purchases futures to hedge its obligations under equity indexed annuities. The futures purchased are marked-to-market daily and exchange traded, exposing IDS Life to no counterparty risk. The futures contracts mature in 2003.

     Index options may be used to manage the equity market risk related to the fee income that IDS Life receives from its separate accounts and the underlying mutual funds. The amount of the fee income received is based upon the daily market value of the separate account and mutual fund assets. As a result, IDS Life's fee income could be impacted significantly by fluctuations in the equity market. There are no index options outstanding as of December 31, 2003 related to this strategy.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Fair values of financial instruments

     IDS Life discloses fair value information for financial instruments for which it is practicable to estimate that value. Fair values of life insurance obligations and all non-financial instruments, such as DAC, are excluded. Off-balance sheet intangible assets, such as the value of the field force, are also excluded. The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2003 and 2002 and require management judgment. These figures may not be indicative of their future fair values. Management believes the value of excluded assets and liabilities is significant. The fair value of IDS Life, therefore, cannot be estimated by aggregating the amounts presented.

                                                                  2003                              2002
                                                       ---------------------------      ----------------------------
                                                        Carrying          Fair           Carrying           Fair
     (Thousands)                                          Value           Value            Value            Value
     -----------                                       -----------     -----------      -----------      -----------
     Financial Assets
     ----------------
     Fixed maturities                                  $27,324,491     $27,324,491      $24,052,104      $24,052,104
     Common stocks                                     $       120     $       120      $        21      $        21
     Mortgage loans on real estate                     $ 3,180,020     $ 3,477,868      $ 3,417,651      $ 3,815,362
     Cash and cash equivalents                         $ 1,234,742     $ 1,234,742      $ 4,424,061      $ 4,424,061
     Other investments                                 $   137,792     $   141,179      $   110,574      $   108,813
     Derivatives                                       $   163,237     $   163,237      $    24,016      $    24,016
     Separate account assets                           $27,774,319     $27,774,319      $21,980,674      $21,980,674

     Financial Liabilities
     ---------------------
     Future policy benefits for fixed
        annuities                                      $24,873,303     $24,113,440      $21,911,497      $21,282,750
     Derivatives                                       $     2,563     $     2,563      $     9,099      $     9,099
     Separate account liabilities                      $24,281,415     $23,320,423      $19,391,316      $18,539,425

     At December 31, 2003 and 2002, the carrying amount and fair value of future policy benefits for fixed annuities exclude life insurance-related contracts carried at $1.4 billion and $1.4 billion, respectively, and policy loans of $55.8 million and $67.5 million, respectively. The fair value of these benefits is based on the status of the annuities at December 31, 2003 and 2002. The fair value of deferred annuities is estimated as the carrying amount less any applicable surrender charges and related loans. The fair value for annuities in non-life contingent payout status is estimated as the present value of projected benefit payments at rates appropriate for contracts issued in 2003 and 2002.

     At December 31, 2003 and 2002, the fair value of liabilities related to separate accounts is estimated as the carrying amount less any applicable surrender charges and less variable insurance contracts carried at $3.5 billion and $2.6 billion, respectively.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

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

*10. Copy of Gross Administrative Charge Agreement by and between American Express Financial Corporation and IDS Life Insurance Company, dated November 1, 2003.

*31.1Certification of Mark E. Schwarzmann, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2 Certification of Arthur H. Berman, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1 Certification of Mark E. Schwarzmann, Chief Executive Officer, and
      Arthur H. Berman, Chief Financial Officer, pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed electronically herewith.