Form 10-Q
period 2004-03-31
IDS LIFE INSURANCE CO
filed 2004-05-11
CIK 727892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------
                                    FORM 10-Q
                            -------------------------

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

       Registrant's telephone number, including area code: (612) 671-3131
                                                           ---------------

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I.   Financial Information:
          Item 1.  Financial Statement                                       1

                   Consolidated Balance Sheets--March 31, 2004 and
                   December 31, 2003                                         1

                   Consolidated Statements of Income--Three months ended
                   March 31, 2004 and 2003                                   2

                   Consolidated Statements of Cash Flows--Three months
                   ended March 31, 2004 and 2003                             3

                   Notes to Consolidated Financial Statements              4-8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    9-13

          Item 4.  Controls and Procedures                                  14

PART II.  Other Information                                                 15

          Item 1.  Legal Proceedings                                        15

          Item 6.  Exhibits and Reports on Form 8-K                         15

          Signatures                                                        16

          Exhibit Index                                                    E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         IDS LIFE INSURANCE COMPANY
                                        CONSOLIDATED BALANCE SHEETS
                                       (thousands, except share data)
                                                                                March 31,            December 31,
                                                                                   2004                   2003
                                                                             ----------------     -------------------
Assets                                                                         (Unaudited)
------
Investments:
    Available-for-Sale:
       Fixed maturities, at fair value (amortized cost: 2004, $26,992,712;
       2003, $26,626,709)                                                       $ 28,232,644          $ 27,324,491
       Common stocks, at fair value (cost:  2004, $25; 2003, $19)                        116                   120
    Mortgage loans on real estate, at cost (less reserves: 2004, $48,697;
       2003, $47,197)                                                              3,083,006             3,180,020
    Policy loans                                                                     575,696               578,000
    Other investments                                                                799,994               801,871
                                                                             ----------------     -------------------
            Total investments                                                     32,691,456            31,884,502

Cash and cash equivalents                                                            364,808               400,294
Restricted cash                                                                      825,201               834,448
Amounts recoverable from reinsurers                                                  773,244               754,514
Amounts due from brokers                                                               3,832                 1,792
Other accounts receivable                                                             74,820                68,422
Accrued investment income                                                            351,093               355,374
Deferred policy acquisition costs                                                  3,362,089             3,336,208
Deferred sales inducements costs                                                     271,128               278,971
Other assets                                                                         261,450               253,858
Separate account assets                                                           29,000,569            27,774,319
                                                                             ----------------     -------------------

    Total assets                                                                $ 67,979,690          $ 65,942,702
                                                                             ================     ===================
Liabilities and Stockholder's Equity
------------------------------------
Liabilities:
    Future policy benefits:
       Fixed annuities                                                          $ 26,414,719          $ 26,376,944
       Variable annuity guarantees                                                    31,526                     -
       Universal life insurance                                                    3,664,944             3,569,882
       Traditional life insurance                                                    256,755               254,641
       Disability income and long-term care insurance                              1,759,156             1,724,204
    Policy claims and other policyholders' funds                                      79,489                67,911
    Amounts due to brokers                                                           303,276               228,707
    Deferred income taxes                                                            268,412               139,814
    Other liabilities                                                                455,589               408,444
    Separate account liabilities                                                  29,000,569            27,774,319
                                                                             ----------------     -------------------

            Total liabilities                                                     62,234,435            60,544,866
                                                                             ----------------     -------------------
Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                               3,000                 3,000
    Additional paid-in capital                                                     1,370,388             1,370,388
    Retained earnings                                                              3,701,066             3,624,837
    Accumulated other comprehensive income, net of tax:
        Net unrealized securities gains                                              684,227               405,456
        Net unrealized derivative losses                                             (13,426)               (5,845)
                                                                             ----------------     -------------------
            Total accumulated other comprehensive income                             670,801               399,611
                                                                             ----------------     -------------------

            Total stockholder's equity                                             5,745,255             5,397,836
                                                                             ----------------     -------------------

   Total liabilities and stockholder's equity                                   $ 67,979,690          $ 65,942,702
                                                                             ================     ===================

                 See Notes to Consolidated Financial Statements.
                                      -1-


                                          IDS LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (thousands)
                                                 (Unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                     ------------------------------------------
                                                                          2004                       2003
                                                                     ---------------            ---------------
Revenues:
    Premiums:
       Traditional life insurance                                      $    17,051              $    16,118
       Disability income and long-term care insurance                       68,098                   69,191
                                                                     ---------------            ---------------
           Total premiums                                                   85,149                   85,309

    Net investment income                                                  415,173                  396,127
    Contractholder and policyholder charges                                136,203                  130,901
    Mortality and expense risk and other fees                              107,242                   87,055
    Net realized gain on investments                                         8,646                   22,119
                                                                     ---------------            ---------------
           Total                                                           752,413                  721,511
                                                                     ---------------            ---------------

Benefits and Expenses:
    Death and other benefits:
       Traditional life insurance                                           10,562                   10,455
       Investment contracts and universal life-type insurance               58,233                   59,669
       Disability income and long-term care insurance                       15,358                   13,706
    (Decrease) increase in liabilities for future policy benefits:
       Traditional life insurance                                           (1,265)                   2,001
       Disability income and long-term care insurance                       20,120                   30,517
    Interest credited on investment contracts and universal
       life-type insurance                                                 283,071                  294,795
    Amortization of deferred policy acquisition costs                       23,578                   81,772
    Other insurance and operating expenses                                 125,588                  112,902
                                                                     ---------------            ---------------
           Total                                                           535,245                  605,817
                                                                     ---------------            ---------------
Pre-tax income before accounting change                                    217,168                  115,694
Income tax provision                                                        70,371                   19,506
                                                                     ---------------            ---------------
Income before accounting change                                            146,797                   96,188
Cumulative effect of accounting change, net of tax (Note 1)                (70,568)                       -
                                                                     ---------------            ---------------

Net income                                                             $    76,229              $    96,188
                                                                     ===============            ===============

                                See Notes to Consolidated Financial Statements.

                                           IDS LIFE INSURANCE COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (thousands)
                                                  (Unaudited)

                                                                                          Three months ended
                                                                                              March 31,
                                                                                      2004                  2003
                                                                                -----------------     -----------------
Cash Flows from Operating Activities
    Net income                                                                    $     76,229         $      96,188
    Adjustments to reconcile net income to
         net cash provided by (used in) operating activities:
            Policy loans, excluding universal life-type insurance
               Repayment                                                                 9,761                11,223
               Issuance                                                                 (8,475)               (7,662)
            Change in amounts recoverable from reinsurers                              (18,730)              (27,067)
            Change in other accounts receivable                                         (6,398)                7,334
            Change in accrued investment income                                          2,080                (5,635)
            Change in deferred policy acquisition costs, net                           (62,631)              (51,235)
            Change in liabilities for future policy benefits for
               traditional life, disability income and long-term care
               insurance                                                                37,066                58,051
            Change in policy claims and other policyholders' funds                      11,578                (5,968)
            Deferred income taxes                                                       25,431                 6,647
            Change in other assets and liabilities, net                                 21,955               (60,939)
            Amortization of premium, net                                                25,408                45,308
            Net realized gain on investments                                            (8,646)              (22,119)
            Net realized gains on trading securities                                   (21,056)               (2,483)
            Policyholder and contractholder charges, non-cash                          (57,277)              (60,358)
            Cumulative effect of accounting change, net of tax (Note 1)                 70,568                     -
                                                                                -----------------     -----------------
    Net cash provided by (used in) operating activities                                 96,863               (18,715)
                                                                                -----------------     -----------------
Cash Flows from Investing Activities
    Available-for-Sale securities:
            Sales                                                                      263,213             4,670,855
            Maturities, sinking fund payments and calls                                479,186             1,067,997
            Purchases                                                               (1,121,743)           (7,796,926)
    Other investments, excluding policy loans:
            Sales, maturities, sinking fund payments and calls                         163,560               139,734
            Purchases                                                                  (80,992)             (310,575)
    Change in amounts due to and from brokers, net                                      72,529            (3,061,518)
                                                                                -----------------     -----------------
    Net cash used in investing activities                                             (224,247)           (5,290,433)

Cash Flows from Financing Activities
    Activity related to investment contracts and universal life-type insurance:
            Considerations received                                                    563,139             1,301,427
            Interest credited to account balances                                      285,284               294,795
            Surrenders and other benefits                                             (757,542)             (297,364)
    Universal life-type insurance policy loans:
            Repayment                                                                   24,438                25,143
            Issuance                                                                   (23,421)              (19,227)
                                                                                -----------------     -----------------
    Net cash provided by financing activities                                           91,898             1,304,774

Net decrease in cash and cash equivalents                                              (35,486)           (4,004,374)

Cash and cash equivalents at beginning of period                                       400,294             4,424,061
                                                                                -----------------     -----------------

Cash and cash equivalents at end of period                                        $    364,808          $    419,687
                                                                                =================     =================

                                   See Notes to Consolidated Financial Statements.


                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of IDS Life Insurance Company (IDS Life) for the year ended December 31, 2003. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

     Recently Issued Accounting Standards

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced first quarter 2004 results by $71 million ($109 million pretax). The cumulative effect of accounting change consisted of: (i) $43 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits and from considering these liabilities in valuing DAC and deferred sales inducement assets associated with those contracts and (ii) $66 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits and from considering these liabilities in valuing DAC associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable.

     IDS Life's current accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     The additional liabilities for guaranteed benefits established under SOP 03-1 are supported by general account assets. Changes in these liabilities are included in death and other benefits in the Consolidated Statements of Income.

     The majority of the variable annuity contracts offered by IDS Life contain guaranteed minimum death benefits (GMDB) provisions. When market values of the customer's

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. IDS Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up (GGU) benefits. Certain variable annuity contracts offered by IDS Life also contain guaranteed minimum income benefits (GMIB) provisions. If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. IDS Life has established additional liabilities for these variable annuity death and GMIB benefits under SOP 03-1. IDS Life has not established additional liabilities for other insurance or annuitization guarantees for which the risk is currently immaterial.

     The variable annuity death benefit liability is determined each period by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, proprietary fund management fees, 12b-1 fees, contractual administrative charges and similar fees). Similarly, the GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated meaningful life based on expected assessments. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. In determining the additional liabilities for variable annuity death benefits and GMIB, IDS Life projects these benefits and contract assessments over 200 randomly generated equity market scenarios. As with DAC, management will review and, where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

     The following provides summary information related to variable annuity contracts for which IDS Life has established additional liabilities for death benefits and guaranteed minimum income benefits:

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

----------------------------------------------------------------------- ------------------ ------------------
            Variable Annuity GMDB and GMIB by Benefit Type                    As of              As of
                                                                         March 31, 2004    December 31, 2003
----------------------------------------------------------------------- ------------------ ------------------
(Dollar amounts in millions)
-------------------------- -------------------------------------------- ------------------ ------------------
   Contracts with GMDB     Total Contract Value                              $    2,419.9     $      2,413.1
 Providing for Return of   Contract Value in Separate Accounts               $    1,129.8     $      1,107.0
         Premium           Net Amount at Risk                                $       25.9     $         27.7
                           Weighted Average Attained Age                               62                 62
-------------------------- -------------------------------------------- ------------------ ------------------
  Contracts with GMDB      Total Contract Value                              $   25,485.7     $     24,570.6
 Providing for Six Year    Contract Value in Separate Accounts               $   21,179.3     $     20,316.1
          Reset            Net Amount at Risk                                $    1,861.6     $      2,077.5
                           Weighted Average Attained Age                               60                 60
-------------------------- -------------------------------------------- ------------------ ------------------
   Contracts with GMDB     Total Contract Value                              $    2,981.3     $      2,827.5
 Providing for One Year    Contract Value in Separate Accounts               $    2,058.8     $      1,886.3
         Ratchet           Net Amount at Risk                                $       78.4     $         84.7
                           Weighted Average Attained Age                               60                 60
-------------------------- -------------------------------------------- ------------------ ------------------
  Contracts with Other     Total Contract Value                              $    1,005.8     $      1,001.1
          GMDB             Contract Value in Separate Accounts               $      677.2     $        668.5
                           Net Amount at Risk                                $       19.4     $         21.1
                           Weighted Average Attained Age                               63                 63
-------------------------- -------------------------------------------- ------------------ ------------------
   Contracts with GGU      Total Contract Value                              $      315.2     $        276.4
      Death Benefit        Contract Value in Separate Accounts               $      232.2     $        193.1
                           Net Amount at Risk                                $        8.3     $          5.8
                           Weighted Average Attained Age                               61                 61
-------------------------- -------------------------------------------- ------------------ ------------------
   Contracts with GMIB     Total Contract Value                              $      438.1     $        357.8
                           Contract Value in Separate Accounts               $      345.9     $        268.3
                           Net Amount at Risk                                $       22.1     $         23.0
                           Weighted Average Attained Age                               59                 59
-------------------------- -------------------------------------------- ------------------ ------------------

Net amount at risk under GMDB is current death benefit less total contract value

Net amount at risk under gain gross up death benefit is amount of gross up

Net amount at risk under GMIB is accumulated guaranteed minimum benefit base less total contract value

------------------------------------------------------------------------------ ------------------ ------------------
             Additional Liabilities and Incurred Benefits                         GMDB & GGU            GMIB
------------------------------------------------------------------------------ ------------------ ------------------
Three months ended         Liability balance at January 1                       $      30.6       $        2.2
  March 31, 2004           Reported claims                                      $       5.3       $          -
                           Liability balance at March 31                        $      29.2       $        2.3
                           Incurred claims (reported + change in liability)     $       3.9       $        0.1
------------------------------------------------------------------------------ ------------------ ------------------

     Contract values in separate accounts were invested in various equity, bond and other funds as directed by the contract holder. No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

     Sales inducement costs include bonus interest credits and premium credits added to certain annuity contract values. IDS Life capitalizes these benefit costs to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs were $271 million and $279 million as of March 31, 2004 and December 31, 2003, respectively, and are included separately on the balance sheet. The amounts capitalized are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs. IDS Life capitalized $20.0 million and $19.2 million of sales inducement costs during the three months ended March 31, 2004 and 2003, respectively, and amortized $8.0 million and $7.0 million of sales inducement costs during the three months ended March 31, 2004 and 2003, respectively.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force
     (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." IDS Life complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for reporting periods beginning after June 15, 2004. Assuming no market changes, IDS Life does not expect EITF 03-1 to have a material impact on IDS Life's results of operations at the time of adoption.

2.   Investment Securities

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended March 31, 2004 and 2003:

                                                                            Three Months Ended March 31,
                                                                      ------------------------------------------
                                                                            2004                    2003
                                                                      ------------------      ------------------
     (Millions)
     Gross realized gains on sales                                        $   13.2                $  138.1
     Gross realized (losses) on sales                                     $   (3.7)               $  (46.6)
     Realized (losses) recognized for other-than-temporary                $   (0.1)               $  (68.1)
        impairments

3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in stockholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and applicable deferred policy acquisition costs, net of related tax and unrealized gains or losses on derivatives, net of related tax.

     Total comprehensive income was $347.4 million and $123.9 million for the three months ended March 31, 2004 and 2003, respectively. The difference between net income and total comprehensive income for these periods primarily reflects the change in net unrealized gains on Available-for-Sale securities.

4.   Taxes and Interest

     Net income taxes paid during the three months ended March 31, 2004 and 2003, were $11.8 million and $43.7 million, respectively. Interest paid on borrowings during the three months ended March 31, 2004 and 2003, were $0.3 million and $3.0 million, respectively.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Commitments and Contingencies

     Commitments to fund mortgage loans on real estate at March 31, 2004 and December 31, 2003 were $104.4 million and $58.5 million, respectively.

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

     Substantially all of IDS Life's life and annuity products have minimum interest rate guarantees in their fixed accounts. As of March 31, 2004, these minimum interest rate guarantees ranged from 1.5 percent to 5 percent. To the extent the yield on IDS Life's investment portfolio declines below its target spread plus the minimum guarantee, IDS Life's profitability would be negatively affected.

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

     IDS Life Insurance Company and its subsidiaries are involved in other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. IDS Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In addition, IDS Life is subject to periodic state insurance department regulatory action, through examinations or other proceedings. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

     The IRS routinely examines IDS Life's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years. Management does not believe there will be a material adverse effect on IDS Life's consolidated financial position as a result of these audits.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuities products exclusively through the American Express Financial Advisors Inc.'s (AEFAI) retail sales force. IDS Life Insurance Company has four wholly owned life insurance company subsidiaries that distribute their products through various distribution channels. IDS Life Insurance Company of New York (IDS Life of New York) is a wholly owned subsidiary of IDS Life Insurance Company and serves New York State residents. IDS Life of New York distributes its fixed and variable insurance and annuity products exclusively through AEFAI's retail sales force. IDS Life Insurance Company also owns American Enterprise Life Insurance Company (American Enterprise Life), an Indiana corporation, which primarily issues fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors. American Centurion Life Assurance Company (American Centurion Life) is also a subsidiary of IDS Life Insurance Company. American Centurion Life offers fixed and variable annuities to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuities for sale through non-affiliated representatives and agents of third party distributors, in New York. IDS Life Insurance Company owns American Partners Life Insurance Company (American Partners Life), an Arizona corporation which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO II, LLC. These two subsidiaries hold real estate and mortgage loans on real estate. IDS Life Insurance Company and its six subsidiaries are referred to collectively herein as "IDS Life".

     IDS Life follows accounting principles generally accepted in the United States (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See the Forward-Looking Statements section.

     Results of Operations for the Three Months Ended March 31, 2004 and 2003

     Net income for the three months ended 2004 reflects the $71 million ($109 million pretax) impact of IDS Life's adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements for discussion regarding the impact of adoption of SOP 03-1. Net income also reflects favorable deferred policy acquisition costs (DAC) adjustments of $66 million pretax ($44 million after-tax). See the Deferred Policy Acquisition Cost section below for a discussion of these adjustments.

     Revenues
     Net investment income increased $19.0 million or 5 percent reflecting higher levels of investments offset by lower average yields on the investment portfolio and a $49 million charge resulting from management's decision to further improve the investment portfolio's risk profile through the early liquidation of a secured loan trust managed by an affiliate. Additionally, the first quarter of 2003 includes $19.4 million of amortization expense of certain low income housing investments, whereas there was no amortization expense of such investments in the first quarter of 2004. See effective tax rate discussion below regarding IDS Life's December 2003 low income housing investment distribution to AEFC.

     Mortality and expense risk and other fees increased $20.2 million or 23 percent, reflecting higher average values of separate account assets, and the impact of the change from IDS Life to AEFC as investment manager of the internally managed proprietary funds during the fourth quarter of 2003. Concurrent with the investment manager change, IDS Life entered into an agreement with AEFC to receive fees for the services, other than investment management, that IDS Life continues to provide the underlying proprietary mutual funds. The administrative service fees will vary with the market values of these proprietary mutual funds. Previous to this change, IDS Life received management fees directly from the proprietary funds and was party to an agreement with AEFC to compensate AEFC for the investment sub-advisory services AEFC provided these proprietary funds. In addition to the administrative service fees, IDS Life receives mortality and expense risk fees from the separate accounts based on the level of assets.

     Net realized gain on investments was $8.6 million for the three months ended March 31, 2004 compared to $22.1 million for the three months ended March 31, 2003. For the three months ended March 31, 2004, $15.0 million of investment gains were partially offset by $6.4 million of impairments and losses. Included in these total investment gains and losses are $13.2 million of gross realized gains and $3.7 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

     For the three months ended March 31, 2003, $138.3 million of investment gains were partially offset by $116.2 million of impairments and losses. Included in these total investment gains and losses are $138.1 million of gross realized gains and $46.6 million of gross realized losses from sales of securities, as well as $68.1 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

     Benefits and Expenses
     Interest credited expenses on investment contracts and universal life-type insurance decreased $11.7 million or 4 percent, primarily reflecting lower interest crediting rates from the lower interest rate environment compared to the same period a year ago, partially offset by the impact of S&P 500 appreciation on equity indexed annuities.

     Amortization of deferred policy acquisition costs decreased $58.2 million or 71 percent reflecting a net $56.4 million decrease in expenses from first quarter DAC adjustments primarily in conjunction with SOP 03-1. See the DAC section below for discussion of these adjustments.

     IDS Life completed a valuation system conversion for its Long-Term Care insurance business during the first quarter of 2004 which resulted in a $6.5 million pretax reduction of estimated Long-Term Care liabilities for future policy benefits and an offsetting estimated increase of $9.6 million in amortization of deferred policy acquisition costs.

     Other insurance and operating expenses increased $12.7 million, or 11 percent reflecting increases in distribution costs and non-deferrable expenses related to product management and business reinvestment initiatives. These increases were partially offset by a reduction of $9.8 million related to the change in the investment manager of the proprietary mutual funds from IDS Life to AEFC, described earlier. Effective with this change, the previously existing arrangement under which IDS Life compensated AEFC for investment sub-advisory services was terminated.

     The effective tax rate increased to 32 percent in the first three months of 2004 from 17 percent in the first three months of 2003, reflecting the December 30, 2003 distribution of substantially all of IDS Life's interests in low income housing investments to AEFC which caused unfavorable tax provision impacts. For 2003 and prior years, IDS Life's federal income taxes were reduced by credits arising from these investments. Such distribution is more fully discussed in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2003.

     Deferred Policy Acquisition Costs

     The costs of acquiring new business, including for example, direct sales commissions, related sales incentive bonuses and awards, underwriting costs, policy issue costs and other related costs, have been deferred on the sale of insurance and annuity contracts. The DAC for universal life and variable universal life insurance and certain annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method. For traditional life, disability income and long-term care insurance policies, the costs are amortized in proportion to premium revenue.

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

     During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, IDS Life extended the time periods over which DAC associated with certain insurance and annuity products are amortized. In adopting SOP 03-1, IDS Life established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on single pay universal life contracts. In order to establish the proper relationships between these liabilities and DAC associated with the same contracts, IDS Life changed its estimates of meaningful life for certain contracts so DAC amortization periods are the same as liability funding periods. As a result, IDS Life recognized a $66 million valuation benefit reflecting the lengthening of the amortization periods for the same contracts impacted by SOP 03-1. The SOP 03-1 valuation benefit above was partially offset by the pretax $9.6 million DAC reduction* due to the valuation system conversion discussed in the Benefits and Expenses section.

     DAC balances for various insurance and annuity products sold by IDS Life are set forth below:

(Millions)                                              March 31, 2004                December 31, 2003
--------------------------------------------------- ---------------------- ----------------------------
Annuities                                                $      1,721                   $      1,734
Life and health insurance                                       1,641                          1,602
                                                         ------------                   ------------
Total                                                    $      3,362                   $      3,336
                                                         ============                   ============

     In addition to the DAC balances shown above and in conjunction with IDS Life's adoption of SOP 03-1, IDS Life had $271 million and $279 million of deferred sales inducements costs at March 31, 2004 and December 31, 2003, respectively. Sales inducement costs include bonus interest credits and premium credits added to certain annuity contract values. IDS Life capitalizes these benefit costs to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs.

     *This valuation adjustment is an increase to the $92 million estimated premium deficiency IDS Life recognized in the third quarter of 2003.

     Impact of Recent Market Volatility on Results of Operations

     Various aspects of IDS Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of benefits under guaranteed minimum death benefits (GMDB) and certain other variable annuity benefits, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred benefit amounts under GMDB and other variable annuity benefit provisions and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of IDS Life's structured investment portfolio and derivatives arising from the December 31, 2003 Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," revised December 2003 (FIN
     46) related consolidation of certain secured loan trusts are impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

     Liquidity and Capital Resources

     The liquidity requirements of IDS Life are generally met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities, periodic repayments of investment principal and capital contributions from AEFC. The primary uses of funds are policy benefits, commissions, other product-related acquisition costs and operating expenses, policy loans, dividends and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

     IDS Life has available lines of credit with AEFC aggregating $200 million ($100 million committed and $100 million uncommitted). There were no line of credit borrowings outstanding with AEFC at March 31, 2004. At March 31, 2004, IDS Life had outstanding reverse repurchase agreements totaling $70.0 million. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

     Investments include $2.4 billion, $2.4 billion and $1.6 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. These investments represent 7.6 percent, 7.7 percent and 5.3 percent of IDS Life's investment portfolio at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

     During 2004, IDS Life continued to hold investments in CDOs, some of which are also managed by an affiliate, and were not consolidated pursuant to the adoption of FIN 46 as IDS Life was not considered a primary beneficiary. IDS Life invested in CDOs as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. IDS Life's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of March 31, 2004, the carrying values of the CDO residual tranches, managed by an affiliate, were $6 million. IDS Life also has a $520 million interest in a CDO securitization, as well as an additional $24 million in rated CDO tranches managed by a third party. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, IDS Life's return correlates to the performance of portfolios of high-yield bonds and/or bank loans.

     The carrying value of the CDOs, as well as derivatives recorded on the balance sheet as a result of consolidating three SLTs in accordance with FIN 46, and IDS Life's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by IDS Life. Although the exposure associated with IDS Life's investment in CDOs is limited to the carrying value of such investments, they have additional volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than IDS Life's exposure. In addition, the derivatives recorded as a result of consolidating the three SLTs under FIN 46 are valued based on the expected performance of a reference portfolio of high-yield loans. The exposure to loss as a result of IDS Life's investment in these SLTs consolidated under FIN 46 is represented by the net assets of the consolidated SLTs which were $692 million at March 31, 2004. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of IDS Life's investment return with respect to the relevant CDO or consolidated derivative, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT structure containing the consolidated derivative may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO or consolidated derivative carrying amount.

     OTHER REPORTING MATTERS
     Accounting Developments

     See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

     ITEM 4. CONTROLS AND PROCEDURES

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

     Forward-Looking Statements

     This report includes forward-looking statements that are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to publicly update or revise any forward-looking statements. Important factors that could cause actual results to differ materially from IDS Life's forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its separate account assets and related fees received and the amount of amortization of DAC; potential deterioration in high-yield and other investments, which could result in further losses in IDS Life's investment portfolio; changes in assumptions relating to DAC which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated time frames and to maintain its high-yield portfolio at certain levels in the future; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect IDS Life against losses; negative changes in IDS Life Insurance Company's and its four life insurance company subsidiaries' credit ratings; increasing competition in all IDS Life's major businesses; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving SLTs that IDS Life invests in, and accounting for guarantees under SOP 03-1, both of which could further affect both IDS Life's balance sheet and results of operations; and outcomes of litigation. A further description of these and other risks and uncertainties can be found in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2003, and its other reports filed with the SEC.

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

         IDS Life Insurance Company and its subsidiaries are involved in other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. IDS Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on IDS Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

              See Exhibit Index on page E-1 hereof.

         (b) Reports on Form 8-K.

              There were no reports on Form 8-K filed by IDS Life during the quarterly period ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IDS LIFE INSURANCE COMPANY
                                  (Registrant)




Date:  May 10, 2004           By   /s/ Mark E. Schwarzmann
                                   ---------------------------------------------
                                       Mark E. Schwarzmann
                                       Director, Chairman of the Board and
                                       Chief Executive Officer



Date:  May 10, 2004           By   /s/ Arthur H. Berman
                                   ---------------------------------------------
                                       Arthur H. Berman
                                       Director and Executive Vice President -
                                       Finance and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:


Exhibit                      Description

31.1 Certification of Mark E. Schwarzmann pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Arthur H. Berman pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Mark E. Schwarzmann and Arthur H. Berman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.