Form 10-Q
period 2004-06-30
IDS LIFE INSURANCE CO
filed 2004-08-04
CIK 727892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No [X]


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                        Page No.
PART I.   Financial Information:

          Item 1.  Financial Statements

                   Consolidated Balance Sheets--June 30, 2004 and December
                   31, 2003                                                    1

                   Consolidated Statements of Income--Three months ended
                   June 30, 2004 and 2003                                      2

                   Consolidated Statements of Income--Six months ended
                   June 30, 2004 and 2003                                      3

                   Consolidated Statements of Cash Flows--Six months ended
                   June 30, 2004 and 2003                                      4

                   Notes to Consolidated Financial Statements               5-10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     11-17

          Item 4.  Controls and Procedures                                    17

PART II.  Other Information

          Item 1.  Legal Proceedings                                          18

          Item 6.  Exhibits and Reports on Form 8-K                           18

          Signatures                                                          19

          Exhibit Index                                                      E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         IDS LIFE INSURANCE COMPANY
                                        CONSOLIDATED BALANCE SHEETS
                                       (thousands, except share data)
                                                                                          June 30,             December 31,
                                                                                            2004                   2003
                                                                                       ----------------     -------------------
                                                                                          (Unaudited)
Assets
Investments:
    Available-for-Sale:
       Fixed maturities, at fair value (amortized cost: 2004, $26,794,583;
       2003, $26,596,709)                                                                 $ 26,855,813          $ 27,293,565
       Preferred and common stocks, at fair value (cost:  2004, $30,019;
       2003, $30,019)                                                                           29,343                31,046
    Mortgage loans on real estate, at cost (less reserves: 2004, $47,197;
       2003, $47,197)                                                                        3,081,972             3,180,020
    Policy loans                                                                               578,026               578,000
    Other investments                                                                          790,472               801,871
                                                                                       ----------------     -------------------
            Total investments                                                               31,335,626            31,884,502

Cash and cash equivalents                                                                      236,204               400,294
Restricted cash                                                                                823,519               834,448
Amounts recoverable from reinsurers                                                            808,623               754,514
Amounts due from brokers                                                                         3,452                 1,792
Other accounts receivable                                                                       72,570                68,422
Accrued investment income                                                                      345,846               355,374
Deferred policy acquisition costs                                                            3,578,046             3,336,208
Deferred income taxes, net                                                                      32,775                     -
Deferred sales inducement costs                                                                295,956               278,971
Other assets                                                                                   317,909               253,858
Separate account assets                                                                     29,424,686            27,774,319
                                                                                       ----------------     -------------------

    Total assets                                                                          $ 67,275,212          $ 65,942,702
                                                                                       ================     ===================

Liabilities and Stockholder's Equity
Liabilities:
    Future policy benefits:
       Fixed annuities                                                                    $ 26,569,522          $ 26,376,944
       Variable annuity guarantees                                                              31,198                     -
       Universal life insurance                                                              3,662,945             3,569,882
       Traditional life insurance                                                              261,304               254,641
       Disability income and long-term care insurance                                        1,818,231             1,724,204
    Policy claims and other policyholders' funds                                                82,000                67,911
    Amounts due to brokers                                                                     194,332               228,707
    Deferred income taxes, net                                                                       -               139,814
    Other liabilities                                                                          444,457               408,444
    Separate account liabilities                                                            29,424,686            27,774,319
                                                                                       ----------------     -------------------

            Total liabilities                                                               62,488,675            60,544,866
                                                                                       ----------------     -------------------

Stockholder's equity:
    Capital stock, $30 par value per share;
       100,000 shares authorized, issued and outstanding                                         3,000                 3,000
    Additional paid-in capital                                                               1,370,388             1,370,388
    Retained earnings                                                                        3,394,170             3,624,837
    Accumulated other comprehensive income, net of tax:
       Net unrealized securities gains                                                          37,051               405,456
       Net unrealized derivative losses                                                        (18,072)               (5,845)
                                                                                       ----------------     -------------------
            Total accumulated other comprehensive income                                        18,979               399,611
                                                                                       ----------------     -------------------

            Total stockholder's equity                                                       4,786,537             5,397,836
                                                                                       ----------------     -------------------

    Total liabilities and stockholder's equity                                            $ 67,275,212          $ 65,942,702
                                                                                       ================     ===================

                 See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)
                                                                                             Three months ended
                                                                                                  June 30,
                                                                                  ------------------------------------------
                                                                                       2004                       2003
                                                                                  ---------------            ---------------
Revenues:
    Premiums:
       Traditional life insurance                                                 $        17,003            $        16,267
       Disability income and long-term care insurance                                      70,268                     70,190
                                                                                  ---------------            ---------------
           Total premiums                                                                  87,271                     86,457

    Net investment income                                                                 464,644                    422,406
    Contractholder and policyholder charges                                               138,181                    134,539
    Mortality and expense risk and other fees                                             101,740                     95,395
    Net realized gain on investments                                                        8,867                      1,201
                                                                                  ---------------            ---------------
           Total                                                                          800,703                    739,998
                                                                                  ---------------            ---------------

Benefits and Expenses:
    Death and other benefits:
       Traditional life insurance                                                           9,528                      9,403
       Investment contracts and universal life-type insurance                              58,474                     42,515
       Disability income and long-term care insurance                                      16,178                     13,641
    Increase (decrease) in liabilities for future policy benefits:
       Traditional life insurance                                                             649                     (2,360)
       Disability income and long-term care insurance                                      34,566                     35,322
    Interest credited on investment contracts and universal
       life-type insurance                                                                280,009                    307,097
    Amortization of deferred policy acquisition costs                                      88,206                     72,041
    Other insurance and operating expenses                                                119,824                    125,046
                                                                                  ---------------            ---------------
           Total                                                                          607,434                    602,705
                                                                                  ---------------            ---------------
Pre-tax income                                                                            193,269                    137,293
Income tax provision                                                                       70,165                     27,060
                                                                                  ---------------            ---------------

Net income                                                                        $       123,104            $       110,233
                                                                                  ===============            ===============

                 See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                  ------------------------------------------
                                                                                       2004                       2003
                                                                                  ---------------            ---------------
Revenues:
    Premiums:
       Traditional life insurance                                                 $        34,054            $        32,385
       Disability income and long-term care insurance                                     138,366                    139,381
                                                                                  ---------------            ---------------
           Total premiums                                                                 172,420                    171,766

    Net investment income                                                                 879,817                    818,533
    Contractholder and policyholder charges                                               274,384                    265,440
    Mortality and expense risk and other fees                                             208,982                    182,450
    Net realized gain on investments                                                       17,513                     23,320
                                                                                  ---------------            ---------------
           Total                                                                        1,553,116                  1,461,509
                                                                                  ---------------            ---------------

Benefits and Expenses:
    Death and other benefits:
       Traditional life insurance                                                          20,090                     19,858
       Investment contracts and universal life-type insurance                             116,707                    102,184
       Disability income and long-term care insurance                                      31,536                     27,347
    (Decrease) increase in liabilities for future policy benefits:
       Traditional life insurance                                                            (616)                      (359)
       Disability income and long-term care insurance                                      54,686                     65,839
    Interest credited on investment contracts and universal
       life-type insurance                                                                563,080                    601,892
    Amortization of deferred policy acquisition costs                                     111,784                    153,813
    Other insurance and operating expenses                                                245,412                    237,948
                                                                                  ---------------            ---------------
           Total                                                                        1,142,679                  1,208,522
                                                                                  ---------------            ---------------
Pre-tax income before accounting change                                                   410,437                    252,987
Income tax provision                                                                      140,536                     46,566
                                                                                  ---------------            ---------------
Income before accounting change                                                           269,901                    206,421
Cumulative effect of accounting change, net of tax (Note 1)                               (70,568)                         -
                                                                                  ----------------           ---------------

Net income                                                                        $       199,333            $       206,421
                                                                                  ===============            ===============

                 See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (Unaudited)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                                       2004                       2003
                                                                                  ---------------            ---------------
Cash Flows from Operating Activities
  Net income                                                                      $       199,333            $       206,421
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
       Policy loans, excluding universal life-type insurance
          Repayment                                                                        19,370                     47,131
          Issuance                                                                        (19,101)                   (40,664)
       Change in amounts recoverable from reinsurers                                      (54,109)                   (53,749)
       Change in other accounts receivable                                                 (4,148)                    19,609
       Change in accrued investment income                                                  9,139                    (53,080)
       Change in deferred policy acquisition costs, net                                  (151,457)                  (142,657)
       Change in liabilities for future policy benefits for traditional life,
          disability income and long-term care insurance                                  100,690                    124,666
       Change in policy claims and other policyholders' funds                              14,089                      1,237
       Deferred income taxes                                                               70,363                     12,631
       Change in other assets and liabilities, net                                        (42,548)                  (127,942)
       Amortization of premium, net                                                        43,069                     98,240
       Net realized gain on investments                                                   (17,513)                   (23,320)
       Net realized gains on trading securities                                           (16,249)                   (14,934)
       Policyholder and contractholder charges, non-cash                                 (115,062)                  (118,956)
       Cumulative effect of accounting change, net of tax (Note 1)                         70,568                          -
                                                                                  ----------------           ---------------
  Net cash provided by (used in) operating activities                                     106,434                    (65,367)
                                                                                  ----------------           ---------------
Cash Flows from Investing Activities
  Available-for-Sale securities:
       Sales                                                                              795,643                  6,260,068
       Maturities, sinking fund payments and calls                                      1,026,235                  2,268,842
       Purchases                                                                       (2,041,103)               (12,096,165)
  Other investments, excluding policy loans:
       Sales, maturities, sinking fund payments and calls                                 364,122                    320,940
       Purchases                                                                         (239,443)                  (567,419)
  Change in amounts due to and from brokers, net                                          (36,033)                (3,081,601)
                                                                                  ----------------           ---------------
  Net cash used in investing activities                                                  (130,579)                (6,895,335)
                                                                                  ----------------           ---------------
Cash Flows from Financing Activities
  Activity related to investment contracts and universal life-type insurance:
       Considerations received                                                          1,127,947                  2,918,726
       Interest credited to account balances                                              563,080                    601,892
       Surrenders and other benefits                                                   (1,400,677)                  (888,181)
  Universal life-type insurance policy loans:
       Repayment                                                                           46,102                     22,079
       Issuance                                                                           (46,397)                   (15,923)
  Cash dividend to parent                                                                (430,000)                         -
                                                                                  ----------------           ---------------
  Net cash (used in) provided by financing activities                                    (139,945)                 2,638,593
                                                                                  ----------------           ---------------
Net decrease in cash and cash equivalents                                                (164,090)                (4,322,109)

Cash and cash equivalents at beginning of period                                          400,294                  4,424,061
                                                                                  ----------------           ---------------
Cash and cash equivalents at end of period                                        $       236,204            $       101,952
                                                                                  ===============            ===============

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

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced 2004 results by $70.6 million ($108.6 million pretax). The cumulative effect of accounting change consisted of: (i) $42.8 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits and from considering these liabilities in valuing DAC and deferred sales inducement costs associated with those contracts and (ii) $65.7 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits and from considering these liabilities in valuing DAC associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. IDS Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     The additional liabilities for guaranteed benefits established under SOP 03-1 are supported by general account assets. Changes in these liabilities are included in death and other benefits in the Consolidated Statements of Income.

     The majority of the variable annuity contracts offered by IDS Life contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     contract accumulation value. IDS Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up benefits (GGU). In addition, IDS Life offers contracts containing guaranteed minimum income benefit (GMIB) provisions. If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. IDS Life has established additional liabilities for these variable annuity death and GMIB benefits under SOP 03-1. IDS Life has not established additional liabilities for other insurance or annuitization guarantees for which the risk is currently immaterial.

     The variable annuity death benefit liability is determined each period by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees). Similarly, the GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated meaningful life based on expected assessments. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. In determining the additional liabilities for variable annuity death benefits and GMIB, IDS Life projects these benefits and contract assessments over 200 randomly generated equity market scenarios. As with DAC, management will review and, where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

     The following provides summary information related to variable annuity contracts for which IDS Life has established additional liabilities for death benefits and guaranteed minimum income benefits:

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
            Variable Annuity GMDB and GMIB by Benefit Type                        As of              As of
                                                                              June 30, 2004     December 31, 2003
-----------------------------------------------------------------------------------------------------------------
(Dollar amounts in millions)
-------------------------- --------------------------------------------------------------------------------------
   Contracts with GMDB     Total Contract Value                               $     3,118.1         $  2,413.1
 Providing for Return of
         Premium           Contract Value in Separate Accounts                $     1,592.1         $  1,107.0

                           Net Amount at Risk*                                $        27.4         $     27.7

                           Weighted Average Attained Age                                 62                 62
-------------------------- --------------------------------------------------------------------------------------
   Contracts with GMDB     Total Contract Value                               $    25,161.4         $ 24,570.6
 Providing for Six Year
          Reset            Contract Value in Separate Accounts                $    20,772.7         $ 20,316.1

                           Net Amount at Risk*                                $     1,835.0         $  2,077.5

                           Weighted Average Attained Age                                 60                 60
-------------------------- --------------------------------------------------------------------------------------
   Contracts with GMDB     Total Contract Value                               $     3,109.5         $  2,827.5
 Providing for One Year
         Ratchet           Contract Value in Separate Accounts                $     2,250.5         $  1,886.3

                           Net Amount at Risk*                                $        89.1         $     84.7

                           Weighted Average Attained Age                                 61                 60
-------------------------- --------------------------------------------------------------------------------------
Contracts with Other GMDB  Total Contract Value                               $       369.2         $  1,001.1

                           Contract Value in Separate Accounts                $       283.4         $    668.5

                           Net Amount at Risk*                                $        53.3         $     21.1

                           Weighted Average Attained Age                                 65                 63
-------------------------- --------------------------------------------------------------------------------------
   Contracts with GGU      Total Contract Value                               $       331.9         $    276.4
      Death Benefit
                           Contract Value in Separate Accounts                $       257.7         $    193.1

                           Net Amount at Risk*                                $         9.8         $      5.8

                           Weighted Average Attained Age                                 64                 61
-------------------------- --------------------------------------------------------------------------------------
   Contracts with GMIB     Total Contract Value                               $       434.7         $    357.8

                           Contract Value in Separate Accounts                $       350.3         $    268.3

                           Net Amount at Risk*                                $        25.1         $     23.0

                           Weighted Average Attained Age                                 59                 59
-------------------------- --------------------------------------------------------------------------------------

* Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

-----------------------------------------------------------------------------------------------------------------
             Additional Liabilities and Incurred Benefits                       GMDB & GGU           GMIB
-------------------------- --------------------------------------------------------------------------------------
Six  months ended June     Liability balance at January 1                     $        30.6         $      2.2
30, 2004
                           Reported claims                                    $        10.1         $        -

                           Liability balance at June 30                       $        28.8         $      2.4

                           Incurred claims (reported + change in liability)   $         8.3         $      0.2
-------------------------- --------------------------------------------------------------------------------------

     Contract values in separate accounts were invested in various equity, bond and other funds as directed by the contract holder. No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

     Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs were $296.0 million and $279.0 million as of June 30, 2004 and December 31, 2003, respectively, and are stated separately in the Consolidated Balance Sheets. These costs were previously included in DAC and were reclassified as part of the adoption of SOP 03-1. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. IDS Life capitalized $17.0 million and $23.8 million during the three months ended June 30, 2004 and 2003, respectively, and $37.0

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     million and $43.0 million during the six months ended June 30, 2004 and 2003, respectively. IDS Life amortized $8.9 million and $6.3 million during the three months ended June 30, 2004 and 2003, respectively, and $16.9 million and $13.3 million during the six months ended June 30, 2004 and 2003, respectively.

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

2.   Investment Securities

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended June 30, 2004 and 2003:

                                                                             Three Months Ended June 30,
                                                                      ------------------------------------------
                                                                            2004                    2003
                                                                      ------------------      ------------------
     (Millions)
     Gross realized gains on sales                                        $   10.5                $   52.9
     Gross realized losses on sales                                       $   (2.7)               $   (8.3)
     Realized losses recognized for other-than-temporary impairments      $      -                $  (34.5)

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the six months ended June 30, 2004 and 2003:

                                                                              Six Months Ended June 30,
                                                                      ------------------------------------------
                                                                            2004                    2003
                                                                      ------------------      ------------------
     (Millions)
     Gross realized gains on sales                                        $   23.7                $  191.0
     Gross realized losses on sales                                       $   (6.4)               $  (54.8)
     Realized losses recognized for other-than-temporary impairments      $   (0.1)               $ (102.6)

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in stockholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in unrealized gains or losses on Available-for-Sale securities and applicable deferred policy acquisition and deferred sales inducement costs, net of related tax and unrealized gains or losses on derivatives, net of related tax.

     Total comprehensive (loss) income was ($528.7) million and $327.4 million for the three months ended June 30, 2004 and 2003, respectively. Total comprehensive (loss) income was ($181.3) million and $451.3 million for the six months ended June 30, 2004 and 2003, respectively. The difference between net income and total comprehensive income for these periods primarily reflects the after-tax change in net unrealized gains on Available-for-Sale securities.

4.   Taxes and Interest

     Net income taxes paid during the six months ended June 30, 2004 and 2003, were $83.3 million and $73.3 million, respectively. Interest paid on borrowings during the six months ended June 30, 2004 and 2003, were $0.4 million and $1.7 million, respectively.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   Commitments and Contingencies

     Commitments to fund mortgage loans on real estate at June 30, 2004 and December 31, 2003 were $87.1 million and $58.5 million, respectively.

     The maximum amount of life insurance risk retained by IDS Life is $750,000 on any policy insuring a single life and $1.5 million on any policy insuring a joint-life combination. IDS Life generally retains 10 percent of the mortality risk on new life insurance policies. Risk not retained is reinsured with other life insurance companies. Risk on universal life and variable universal life policies is reinsured on a yearly renewable term basis. Risk on term insurance and long-term care policies is reinsured on a coinsurance basis. IDS Life retains all accidental death benefit, disability income and waiver of premium risk. Reinsurance contracts do not relieve IDS Life from its primary obligation to policyholders.

     Substantially all of IDS Life's life and annuity products have minimum interest rate guarantees in their fixed accounts. As of June 30, 2004, these minimum interest rate guarantees ranged from 1.5 percent to 5.0 percent. To the extent the yield on IDS Life's investment portfolio declines below its target spread plus the minimum guarantee, IDS Life's profitability would be negatively affected.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuities products exclusively through the American Express Financial Advisors Inc.'s (AEFAI) retail sales force. IDS Life Insurance Company has four wholly owned life insurance company subsidiaries that distribute their products through various distribution channels. IDS Life Insurance Company of New York (IDS Life of New York) is a wholly owned subsidiary of IDS Life Insurance Company and serves New York State residents. IDS Life of New York distributes its fixed and variable insurance and annuity products exclusively through AEFAI's retail sales force. IDS Life Insurance Company also owns American Enterprise Life Insurance Company (American Enterprise Life), an Indiana corporation, which primarily issues fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors. American Centurion Life Assurance Company (American Centurion Life) is also a subsidiary of IDS Life Insurance Company. American Centurion Life offers fixed and variable annuities to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuities for sale through non-affiliated representatives and agents of third party distributors, in New York. IDS Life Insurance Company also owns American Partners Life Insurance Company (American Partners Life), an Arizona corporation which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO II, LLC. These two subsidiaries hold real estate and mortgage loans on real estate. IDS Life Insurance Company and its six subsidiaries are referred to collectively herein as "IDS Life".

     IDS Life follows United States generally accepted accounting principles
     (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements section below.

     Results of Operations for the Three Months Ended June 30, 2004 and 2003

     Net income was $123.1 million for the three months ended June 30, 2004, compared to $110.2 million for the three months ended June 30, 2003. The increase in net income primarily reflects increases in net investment income and net realized gains on investments and lower interest credited on investment contracts and universal life-type insurance partially offset by an increased effective tax rate, which is discussed in further detail below.

     Revenues

     Net investment income increased $42.2 million or 10 percent reflecting slightly higher average levels of invested assets and an $18 million pretax benefit reflecting lower than expected losses resulting from management's first quarter decision to liquidate a secured loan trust managed by an affiliate. Additionally, net investment income for the second quarter of 2003, includes $19.3 million of amortization expense of certain low income housing investments, whereas there was no amortization expense of such investments in the second quarter of 2004. See effective tax rate discussion below regarding IDS Life's December 2003 low income housing investment distribution to AEFC.

     Mortality and expense risk and other fees increased $6.3 million or 7 percent, reflecting higher average values of separate account assets, and the impact of the change from IDS Life to AEFC as investment manager of the internally managed proprietary funds during the fourth quarter of 2003. Concurrent with the investment manager change, IDS Life entered into an agreement with AEFC to receive fees for the services, other than investment management, that IDS Life continues to provide the underlying proprietary mutual funds. The administrative service fees will vary with the market values of these proprietary mutual funds. Previous to this change, IDS Life received management fees directly from the proprietary funds and was party to an agreement with AEFC to compensate AEFC for the investment sub-advisory services AEFC provided these proprietary funds. In addition to the administrative service fees, IDS Life receives mortality and expense risk fees from the separate accounts based on the level of assets.

     Net realized gain on investments was $8.9 million for the three months ended June 30, 2004 compared to $1.2 million for the three months ended June 30, 2003. For the three months ended June 30, 2004, $11.6 million of investment gains were partially offset by $2.7 million of gross realized losses from sales of securities, classified as Available-for-Sale. Included in these total investment gains are $10.5 million of gross realized gains from sales of securities, classified as Available-for-Sale.

     For the three months ended June 30, 2003, $53.7 million of investment gains were partially offset by $52.4 million of impairments and losses. Included in these total investment gains and losses are $52.9 million of gross realized gains and $8.2 million of gross realized losses from sales of securities, as well as $34.5 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     Benefits and Expenses

     Interest credited on investment contracts and universal life-type insurance decreased $27.1 million or 9 percent, primarily reflecting lower interest crediting rates and lower appreciation in the S&P 500 on equity indexed annuities this year versus last year, partially offset by higher average inforce levels of both investment contracts and life products.

     Amortization of deferred policy acquisition costs (DAC) increased $16.2 million or 22 percent reflecting lower than assumed equity market appreciation within IDS Life's variable annuity and variable life products compared to the same period last year.

     The effective tax rate increased to 36 percent in the three months ended June 30, 2004 from 20 percent in the three months ended June 30, 2003, reflecting the December 30, 2003 distribution of substantially all of IDS Life's interests in low income housing investments to AEFC and also due to reductions in net deferred tax assets, both of which caused unfavorable tax provision impacts. For 2003 and prior years, IDS Life's federal income taxes were reduced by credits arising from such low income housing investments. IDS Life's distribution to AEFC is more fully discussed in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2003.

     Results of Operations for the Six Months Ended June 30, 2004 and 2003

     Income before accounting change was $269.9 million for the six months ended June 30, 2004, compared to $206.4 million for the six months ended June 30, 2003. The increase primarily reflects increased net investment income, lower interest credited on investment contracts and universal life-type insurance and the first quarter 2004 net $56.4 million decrease in expenses primarily from DAC adjustments in conjunction with SOP 03-1. See the DAC section below for discussion of these adjustments.

     Net income for the six months ended June 30, 2004 reflects the $70.6 million ($108.6 million pretax) impact of IDS Life's adoption of SOP 03-1. See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements for discussion regarding the impact of adoption of SOP 03-1.

     Revenues

     Net investment income increased $61.3 million or 7 percent reflecting slightly higher average levels of invested assets and an $18.1 million pretax benefit in the second quarter of 2004, reflecting lower than expected losses resulting from management's first quarter decision to liquidate a secured loan trust managed by an affiliate, as well as the original first quarter $49 million pretax charge related to the same early liquidation. Additionally, net investment income for the six months ended June 30, 2003 includes $38.7 million of amortization expense of certain low income housing investments. See effective tax rate discussion below.

     Mortality and expense risk and other fees increased $26.5 million or 15 percent, reflecting higher average values of separate account assets, and the impact of the change from IDS Life to AEFC as investment manager of the internally managed proprietary funds during the fourth quarter of 2003.

     Net realized gain on investments was $17.5 million for the six months ended June 30, 2004 compared to $23.4 million for the six months ended June 30, 2003. For the six months ended June 30, 2004, $26.5 million of investment gains were partially offset by $9.0 million of impairments and losses. Included in these total investment gains and losses are $23.7 million of gross realized gains and $6.4 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     For the six months ended June 30, 2003, $192.0 million of investment gains were partially offset by $168.6 million of impairments and losses. Included in these total investment gains and losses are $191.0 million of gross realized gains and $54.8 million of gross realized losses from sales of securities, as well as $102.6 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

     Benefits and Expenses

     Interest credited on investment contracts and universal life-type insurance decreased $38.8 million or 6 percent, primarily reflecting lower interest crediting rates, partially offset by a higher average inforce levels of both investment contracts and life products.

     Amortization of DAC decreased $42.0 million or 27 percent reflecting the first quarter 2004 net $56.4 million decrease in expenses primarily from DAC adjustments in conjunction with SOP 03-1. See the Deferred Policy Acquisition Costs section below for discussion of these adjustments.

     IDS Life completed a valuation system conversion for its Long-Term Care insurance business during the first quarter of 2004 which resulted in a $6.5 million pretax reduction of estimated Long-Term Care liabilities for future policy benefits and an offsetting estimated increase of $9.6 million in amortization of deferred policy acquisition costs.

     The effective tax rate increased to 34 percent in the six months ended June 30, 2004 from 18 percent in the six months ended June 30, 2003, reflecting the December 30, 2003 distribution of substantially all of IDS Life's interests in low income housing investments to AEFC and also due to the reduction in net deferred tax assets in the second quarter of 2004, both of which caused unfavorable tax provision impacts. For 2003 and prior years, IDS Life's federal income taxes were reduced by credits arising from such low income housing investments.

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

     During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, IDS Life extended the time periods over which DAC associated with certain insurance and annuity products are amortized. In adopting SOP 03-1, IDS Life established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on single pay universal life contracts. In order to establish the proper relationships between these liabilities and DAC associated with the same contracts, IDS Life changed its estimates of meaningful life for certain contracts so DAC amortization periods are the same as liability funding periods. As a result, IDS Life recognized a $65.7 million valuation benefit reflecting the lengthening of the amortization periods for the same contracts impacted by SOP 03-1. The SOP 03-1 valuation benefit above was partially offset by the pretax $9.6 million DAC reduction* due to the valuation system conversion discussed in the Benefits and Expenses section of Management's Discussion and Analysis of Results of Operations for the six months ended June 30, 2004 and 2003.

     DAC balances for various insurance and annuity products sold by IDS Life are set forth below:

                                                 June 30, 2004
                                                  (Unaudited)      December 31, 2003
                                                 --------------    ------------------
     (Millions)
     Annuities                                   $       1,877     $         1,734
     Life and health insurance                           1,702               1,602
                                                 --------------    -----------------
     Total                                       $       3,579     $         3,336
                                                 ==============    =================

     In addition to the DAC balances shown above and in conjunction with IDS Life's adoption of SOP 03-1, IDS Life had $296 million and $279 million of deferred sales inducements costs at June 30, 2004 and December 31, 2003, respectively. Sales inducement costs include bonus interest credits and premium credits added to certain annuity contract values. IDS Life capitalizes these benefit costs to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs.

     *This valuation adjustment was an increase to the $92 million estimated premium deficiency IDS Life recognized in the third quarter of 2003.

     Impact of Recent Market Volatility on Results of Operations

     Various aspects of IDS Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducement costs, recognition of benefits under guaranteed minimum death benefits (GMDB) and certain other variable annuity benefits, mortality and expense risk and other fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement costs, incurred amounts under GMDB and other variable annuity benefit provisions and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period. Similarly, the value of IDS Life's structured investment portfolio and derivatives arising from the consolidation of certain secured loan trusts are impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. See Liquidity and Capital Resources section for a further discussion of structured investments and consolidated derivatives.

     Liquidity and Capital Resources

     The liquidity requirements of IDS Life are generally met by funds provided by premiums, investment income, proceeds from sales of investments as well as maturities, periodic repayments of investment principal and capital contributions from AEFC. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs and operating expenses, policy loans, dividends and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

     IDS Life has available lines of credit with AEFC aggregating $200 million ($100 million committed and $100 million uncommitted). There were no line of credit borrowings outstanding with AEFC at June 30, 2004. At June 30, 2004, IDS Life had outstanding reverse repurchase agreements totaling $5.0 million. Both the line of credit and reverse repurchase agreements are used strictly as short-term sources of funds.

     Investments include $2.5 billion, $2.4 billion and $1.7 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. These investments represent 8.2 percent, 7.7 percent and 5.5 percent of IDS Life's investment portfolio at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

     During 2004, IDS Life continued to hold investments in Collateralized Debt Obligation (CDO), some of which are also managed by an affiliate, and were not consolidated pursuant to the adoption of FIN 46 as IDS Life was not considered a primary beneficiary. IDS Life invested in CDOs as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. IDS Life's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of June 30, 2004, the carrying values of the CDO residual tranches, managed by an affiliate, were $5.5 million. IDS Life also has a retained interest in a CDO securitization with a carrying value of $531.2 million, of which $395.0 million is considered investment grade, as well as an additional $20.7 million in rated CDO tranches managed by a third party. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, IDS Life's return correlates to the performance of portfolios of high-yield bonds and/or bank loans.

     The carrying value of the CDOs, and IDS Life's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans held directly by the CDO and, as such, are subject to change. Although the exposure associated with IDS Life's investment in CDOs is limited to the carrying value of such investments, they have additional volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than IDS Life's exposure. In addition, the derivatives recorded as a result of consolidating the three Secured Loan Trusts (SLT) under FIN 46 are valued based on the expected performance of a reference portfolio of high-yield loans. The exposure to loss as a result of IDS Life's investment in these SLTs consolidated under FIN 46 is represented by the pretax net assets of the consolidated SLTs which were $713.5 million at June 30, 2004; upon the closing of the early liquidation of an SLT as described above, this exposure is expected to be reduced by approximately $238.4 million. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of IDS Life's investment return with respect to the relevant CDO or consolidated derivative, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT structure containing the consolidated derivative may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO or consolidated derivative carrying amount.

     OTHER REPORTING MATTERS
     Accounting Developments

     See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

     ITEM 4. CONTROLS AND PROCEDURES

     IDS Life's management, with the participation of IDS Life's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of IDS Life's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, IDS Life's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, IDS Life's disclosure controls and procedures are effective. There have not been any changes in IDS Life's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, IDS Life's internal control over financial reporting.

     Forward-Looking Statements

     This report includes forward-looking statements that are subject to risks and uncertainties that could cause results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to publicly update or revise any forward-looking statements. Important factors that could cause actual results to differ materially from IDS Life's forward-looking statements include, but are not limited to: fluctuations in external markets, which can affect the amount and types of investment products sold, the market value of its separate account assets and related fees received and the amount of amortization of DAC; potential deterioration in high-yield and other investments, which could result in further losses in IDS Life's investment portfolio; changes in assumptions relating to DAC which also could impact the amount of DAC amortization; the ability to sell certain high-yield investments at expected values and within anticipated time frames and to maintain its high-yield portfolio at certain levels in the future; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect IDS Life against losses; negative changes in IDS Life Insurance Company's and its four life insurance company subsidiaries' credit ratings; increasing competition in all IDS Life's major businesses; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving SLTs that IDS Life invests in, and accounting for guarantees under SOP 03-1, both of which could further affect both IDS Life's balance sheet and results of operations; and outcomes of litigation. A further description of these and other risks and uncertainties can be found in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2003, and its other reports filed with the Securities and Exchange Commission (SEC).

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  See Exhibit Index on page E-1 hereof.

         (b) Reports on Form 8-K.

                  Form 8K, filed May 17, 2004, Item 5, reporting that on May 17, 2004 IDS Life Insurance Company appointed Dave K. Stewart as Principal Accounting Officer, replacing Jeryl Millner.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IDS LIFE INSURANCE COMPANY
                                        ---------------------------
                                              (Registrant)






Date:  August 3, 2004             By /s/ Mark E. Schwarzmann
                                     -------------------------------------------
                                         Mark E. Schwarzmann
                                         Director, Chairman of the Board and
                                         Chief Executive Officer




Date:  August 3, 2004             By /s/ Arthur H. Berman
                                     -------------------------------------------
                                         Arthur H. Berman
                                         Director and Executive Vice President -
                                         Finance and Chief Financial Officer

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