Form 10-Q
period 2004-06-30
IDS LIFE INSURANCE CO
filed 2004-11-10
CIK 727892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                         Commission file number 33-28976


                           IDS LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)


                 Minnesota                                41-0823832
    --------------------------------       -----------------------------------
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)



 829 AXP Financial Center, Minneapolis, Minnesota            55474
---------------------------------------------------   -----------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code   (612) 671-3131
                                                  ------------------------

                                      None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes  X            No
                                            -----            -------


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                        Yes               No   X
                                            ------           --------




THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                           IDS LIFE INSURANCE COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                      Page No.
 PART I.     Financial Information:

          Item 1.  Financial Statements

                   Consolidated Balance Sheets --
                   September 30, 2004 and December 31, 2003               1

                   Consolidated Statements of Income --
                   Three months ended September 30, 2004 and 2003         2

                   Consolidated Statements of Income --
                   Nine months ended September 30, 2004
                   and 2003                                               3

                   Consolidated Statements of Cash Flows --
                   Nine months ended September 30, 2004 and 2003          4

                   Notes to Consolidated Financial Statements          5-10

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations                                      11-18

          Item 4.  Controls and Procedures                               19

 PART II. Other Information

          Item 1.  Legal Proceedings                                     20

          Item 6.  Exhibits and Reports on Form 8-K                      20

          Signatures                                                     21

          Exhibit Index                                                 E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                          IDS LIFE INSURANCE COMPANY
                                          CONSOLIDATED BALANCE SHEETS
                                        (thousands, except share data)


                                                                       September 30,           December 31,
                                                                           2004                    2003
                                                                     ------------------     --------------------
Assets                                                                  (Unaudited)
Investments:
    Available-for-Sale:
       Fixed maturities, at fair value (amortized cost: 2004,
       $26,780,791; 2003, $26,596,709)                               $       27,518,496     $        27,293,565
       Preferred and common stocks, at fair value (cost:  2004,
       $30,019; 2003, $30,019)                                                   31,074                  31,046
    Mortgage loans on real estate, at cost (less reserves: 2004,
       $45,347; 2003, $47,197)                                                2,995,749               3,180,020
    Policy loans                                                                581,738                 578,000
    Other investments                                                           755,421                 801,871
                                                                     ------------------     --------------------
            Total investments                                                31,882,478              31,884,502

Cash and cash equivalents                                                       786,889                 400,294
Restricted cash                                                                 510,499                 834,448
Amounts recoverable from reinsurers                                             843,391                 754,514
Amounts due from brokers                                                        105,579                   1,792
Other accounts receivable                                                        37,649                  68,422
Accrued investment income                                                       358,976                 355,374
Deferred policy acquisition costs                                             3,605,204               3,336,208
Deferred sales inducement costs                                                 298,034                 278,971
Other assets                                                                    333,200                 253,858
Separate account assets                                                      29,448,993              27,774,319
                                                                     ------------------     --------------------
            Total assets                                                    68,210,892               65,942,702
                                                                     ==================     ====================

Liabilities and Stockholder's Equity
Liabilities:
    Future policy benefits:
       Fixed annuities                                                       26,795,532              26,376,944
       Variable annuity guarantees                                               31,771                      --
       Universal life insurance                                               3,672,716               3,569,882
       Traditional life insurance                                               265,293                 254,641
       Disability income and long-term care insurance                         1,878,772               1,724,204
    Policy claims and other policyholders' funds                                 77,660                  67,911
    Amounts due to brokers                                                       96,299                 228,707
    Deferred income taxes, net                                                  205,070                 139,814
    Other liabilities                                                           418,667                 408,444
    Separate account liabilities                                             29,448,993              27,774,319
                                                                     ------------------     --------------------

            Total liabilities                                                62,890,773              60,544,866
                                                                     ------------------     --------------------

Stockholder's equity:
    Capital stock, $30 par value;
       100,000 shares authorized, issued and outstanding                          3,000                   3,000
    Additional paid-in capital                                                1,370,388               1,370,388
    Retained earnings                                                         3,526,673               3,624,837
    Accumulated other comprehensive income, net of tax:
        Net unrealized securities gains                                         444,760                 405,456
        Net unrealized derivative losses                                        (24,702)                 (5,845)
                                                                     ------------------     --------------------
            Total accumulated other comprehensive income                        420,058                 399,611
                                                                     ------------------     --------------------

            Total stockholder's equity                                        5,320,119               5,397,836
                                                                     ------------------     --------------------

    Total liabilities and stockholder's equity                               68,210,892              65,942,702
                                                                     ==================     ====================

                 See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                Three months ended
                                                                                   September 30,
                                                                     --------------------------------------
                                                                           2004                   2003
                                                                     -----------------        -------------
Revenues:
    Premiums:
       Traditional life insurance                                    $         17,040         $     16,021
       Disability income and long-term care insurance                          71,879               71,433
                                                                       ---------------        -------------
           Total premiums                                                      88,919               87,454

    Net investment income                                                     443,534              427,603
    Contractholder and policyholder charges                                   139,449              131,895
    Mortality and expense risk and other fees                                 106,420              101,980
    Net realized gain (loss) on investments                                       788              (10,665)
                                                                       ---------------        -------------
           Total                                                              779,110              738,267
                                                                       ---------------        -------------

Benefits and Expenses:
    Death and other benefits:
       Traditional life insurance                                               6,921               11,179
       Investment contracts and universal life-type insurance                  51,442               58,982
       Disability income and long-term care insurance                          18,726               14,877
    Increase (decrease) in liabilities for future policy benefits:
       Traditional life insurance                                                 104               (2,374)
       Disability income and long-term care insurance                          33,067               36,398
    Interest credited on investment contracts and universal
       life-type insurance                                                    278,902              303,438
    Amortization of deferred policy acquisition costs                          63,446               82,419
    Other insurance and operating expenses                                    128,754              103,776
                                                                     -----------------        -------------
           Total                                                              581,362              608,695
                                                                     -----------------        -------------
Pre-tax income                                                                197,748              129,572
Income tax provision (benefit)                                                 65,245               (3,592)
                                                                     -----------------        -------------

Net income                                                           $        132,503         $    133,164
                                                                     =================        =============

                 See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (thousands)
                                   (Unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                     ------------------------------------------
                                                                           2004                    2003
                                                                     ------------------     -------------------
Revenues:
    Premiums:
       Traditional life insurance                                    $           51,094     $          48,406
       Disability income and long-term care insurance                           210,245               210,814
                                                                     ------------------     -------------------
           Total premiums                                                       261,339               259,220

    Net investment income                                                     1,323,351             1,246,136
    Contractholder and policyholder charges                                     413,833               397,335
    Mortality and expense risk and other fees                                   315,402               284,430
    Net realized gain on investments                                             18,301                12,655
                                                                     ------------------     -------------------
           Total                                                              2,332,226             2,199,776
                                                                     ------------------     -------------------

Benefits and Expenses:
    Death and other benefits:
       Traditional life insurance                                                27,011                31,037
       Investment contracts and universal life-type insurance                   168,149               161,166
       Disability income and long-term care insurance                            50,262                42,224
    (Decrease) increase in liabilities for future policy benefits:
       Traditional life insurance                                                  (512)               (2,733)
       Disability income and long-term care insurance                            87,753               102,237
    Interest credited on investment contracts and universal
       life-type insurance                                                      841,982               905,330
    Amortization of deferred policy acquisition costs                           175,230               236,232
    Other insurance and operating expenses                                      374,166               341,724
                                                                     ------------------     -------------------
           Total                                                              1,724,041             1,817,217
                                                                     ------------------     -------------------
Pre-tax income before accounting change                                         608,185               382,559
Income tax provision                                                            205,781                42,974
                                                                     ------------------     -------------------
Income before accounting change                                                 402,404               339,585
Cumulative effect of accounting change, net of tax (Note 1)                     (70,568)                   --
                                                                     ------------------     -------------------

Net income                                                           $          331,836     $         339,585
                                                                     ==================     ===================

                 See Notes to Consolidated Financial Statements.


                           IDS LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                            ----------------------------------------
                                                                                  2004                  2003
                                                                            ------------------    ------------------
Cash Flows from Operating Activities
    Net income                                                              $       331,836       $        339,585
    Adjustments to reconcile net income
         to net cash provided by operating activities:
            Policy loans, excluding universal life-type insurance
               Repayment                                                             28,693                 33,403
               Issuance                                                             (29,587)               (25,868)
            Change in amounts recoverable from reinsurers                           (88,877)               (89,583)
            Change in other accounts receivable                                      30,773                 (2,258)
            Change in accrued investment income                                      (3,602)               (72,249)
            Change in deferred policy acquisition costs, net                       (222,936)              (190,159)
            Change in liabilities for future policy benefits for
               traditional life, disability income and long-term care
               insurance                                                            165,220                191,227
            Change in policy claims and other policyholders' funds                    9,749                 (2,170)
            Deferred income taxes                                                    92,243                 11,800
            Change in other assets and liabilities, net                             200,400                (87,688)
            Amortization of premium, net                                             68,107                136,950
            Net realized gain on investments                                        (18,301)               (12,655)
            Net realized gain on trading securities                                 (20,644)               (19,079)
            Policyholder and contractholder charges, non-cash                      (174,704)              (175,764)
            Cumulative effect of accounting change, net of tax (Note 1)              70,568                     --
                                                                            ------------------    ------------------
    Net cash provided by operating activities                                       438,938                 35,492
                                                                            ------------------    ------------------

Cash Flows from Investing Activities
    Available-for-Sale securities:
            Sales                                                                 1,235,236              9,205,312
            Maturities, sinking fund payments and calls                           1,577,817              3,546,041
            Purchases                                                            (3,037,184)           (16,738,868)
    Other investments, excluding policy loans:
            Sales, maturities, sinking fund payments and calls                      588,641                471,588
            Purchases                                                              (342,767)              (697,042)
    Change in amounts due to and from brokers, net                                 (236,195)            (3,285,344)
                                                                            ------------------    ------------------
    Net cash used in investing activities                                          (214,452)            (7,498,313)
                                                                            ------------------    ------------------

Cash Flows from Financing Activities
    Activity related to investment contracts
    and universal life-type insurance:
            Considerations received                                               1,768,159              3,701,940
            Interest credited to account values                                     841,982                905,330
            Surrenders and other benefits                                        (2,015,188)            (1,492,730)
    Universal life-type insurance policy loans:
            Repayment                                                                66,526                 66,085
            Issuance                                                                (69,370)               (61,895)
    Cash dividend to American Express Financial Corporation                        (430,000)                    --
                                                                            ------------------    ------------------
    Net cash provided by financing activities                                       162,109              3,118,730
                                                                            ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                386,595             (4,344,091)
Cash and cash equivalents at beginning of period                                    400,294              4,424,061
                                                                            ------------------    ------------------

Cash and cash equivalents at end of period                                  $       786,889       $         79,970
                                                                            ==================    ==================


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

     Recently Issued Accounting Standards

     In June 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability" (FSP 97-1). The implementation of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1), raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have a material impact on IDS Life's consolidated financial condition or results of operations. (For further discussion of SOP 03-1, see below and Note 3).

     The AICPA released a series of technical practice aids (TPAs) in September 2004 which provide additional guidance related to, among other things, the definition of an insurance benefit feature and the definition of policy assessments in determining benefit liabilities, as described within SOP 03-1. Although IDS Life is studying the TPAs, its initial assessment is that it will not have a material effect on IDS Life's calculation of liabilities that were recorded in the first quarter of 2004 upon adoption of SOP 03-1.

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced 2004 results by $70.6 million ($108.6 million pretax). The cumulative effect of accounting change consisted of: (i) $42.8 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits and from considering these liabilities in valuing DAC and deferred sales inducement costs associated with those contracts and (ii) $65.8 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits and from considering these liabilities in valuing DAC associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. IDS Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force
     (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." IDS Life complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) No. EITF 03-1-1, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. IDS Life will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   Investment Securities

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and nine months ended September 30, 2004 and 2003:


                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                   ---------------------------        ------------------------
                                                       2004            2003             2004          2003
                                                   ----------    -----------        ---------      -----------
     (Millions)
     Gross realized gains on sales                 $    10.2     $     26.3         $    33.9      $    217.3
     Gross realized (losses) on sales              $    (5.3)    $    (36.6)        $   (11.7)     $    (91.4)
     Realized (losses) recognized for
         other-than-temporary impairments          $      --     $       --         $    (0.1)     $   (102.6)

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Variable Annuities and Sales Inducement Costs

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

     In determining the additional liabilities for variable annuity death benefits and GMIB, IDS Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review, and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

     The following provides summary information related to variable annuity contracts for which IDS Life has established additional liabilities for death benefits and guaranteed minimum income benefits:

                          IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       --------------------------------------------------------------------- ----------------- --------------------
                                                                                  As of
                  Variable Annuity GMDB and GMIB by Benefit Type              September 30,           As of
                                                                                   2004         December 31, 2003
       -------------------------------------------------------------------------------------- ---------------------
       (Dollar amounts in millions)
       -------------------------------------------------------------------------------------- ---------------------
         Contracts with GMDB     Total Contract Value                        $       3,108.5     $         3,162.4
       Providing for Return of   Contract Value in Separate Accounts         $       1,605.4     $         1,600.7
               Premium           Net Amount at Risk*                         $          22.9     $            28.0
                                 Weighted Average Attained Age                            61                    62
       ------------------------- ---------------------------------------------- ------------- ----- ---------------
         Contracts with GMDB     Total Contract Value                        $      25,366.8     $        24,570.6
        Providing for Six Year   Contract Value in Separate Accounts         $      20,851.4     $        20,316.1
                Reset            Net Amount at Risk*                         $       1,839.4     $         2,077.5
                                 Weighted Average Attained Age                            60                    60
       ------------------------- ---------------------------------------------- ------------- ----- ---------------
         Contracts with GMDB     Total Contract Value                        $       2,989.2     $         2,827.5
        Providing for One Year   Contract Value in Separate Accounts         $       2,148.0     $         1,886.3
               Ratchet           Net Amount at Risk*                         $          62.5     $            84.7
                                 Weighted Average Attained Age                            61                    60
       ------------------------- ---------------------------------------------- ------------- ----- ---------------
         Contracts with Other    Total Contract Value                        $         346.4     $           251.8
                 GMDB            Contract Value in Separate Accounts         $         260.1     $           174.8
                                 Net Amount at Risk*                         $          36.1     $            20.8
                                 Weighted Average Attained Age                            65                    63
       ------------------------- ---------------------------------------------- ------------- ----- ---------------
          Contracts with GGU     Total Contract Value                        $         328.1     $           276.4
            Death Benefit        Contract Value in Separate Accounts         $         253.6     $           193.1
                                 Net Amount at Risk*                         $           9.1     $             5.8
                                 Weighted Average Attained Age                            64                    61
       ------------------------- ---------------------------------------------- ------------- ----- ---------------
         Contracts with GMIB     Total Contract Value                        $         397.6     $           357.8
                                 Contract Value in Separate Accounts         $         311.2     $           268.3
                                 Net Amount at Risk*                         $          16.1     $            23.0
                                 Weighted Average Attained Age                            59                    59
       -------------------------------------------------------------------------------------- ----- ---------------


* Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.


       --------------------------------------------------------------------- ---------------- --------------------
                   Additional Liabilities and Incurred Benefits                 GMDB & GGU             GMIB
       --------------------------------------------------------------------- ---------------- --------------------
       ------------------------- ------------------------------------------- ---------------- --------------------
       Nine months ended         Liability balance at January 1               $          30.6     $             2.2
       September 30, 2004        Reported claims                              $          14.5     $             0.1
                                 Liability balance at September 30            $          29.3     $             2.5
                                 Incurred claims (reported + change in
                                 liability)                                   $          13.2     $             0.4
       ------------------------- ------------------------------------------- ---------------- --------------------

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

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Sales inducement costs consist of bonus interest credits and premium credits added to certain product contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs were $298.0 million and $279.0 million at September 30, 2004 and December 31, 2003, respectively. These costs were previously included in DAC and were reclassified as part of the adoption of SOP 03-1. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. IDS Life capitalized $15.8 million and $11.2 million during the three months ended September 30, 2004 and 2003, respectively, and $52.8 million and $54.3 million during the nine months ended September 30, 2004 and 2003, respectively. IDS Life amortized $7.1 million and $4.6 million during the three months ended September 30, 2004 and 2003, respectively, and $24.0 million and $17.9 million during the nine months ended September 30, 2004 and 2003, respectively.

4.   Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the aggregate change in stockholder's equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities and applicable deferred policy acquisition and deferred sales inducement costs; and (ii) unrealized gains or losses on derivatives. The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2004 and 2003 were as follows:


                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                    -----------------------------  ----------------------------
     (Millions)                                         2004           2003            2004          2003
                                                    ------------- ---------------  ------------- --------------
     Net income                                     $     132.5   $       133.2    $     331.8   $      339.6
     Change in:
       Net unrealized securities gains (losses)           407.7          (206.1)          39.3           38.1
       Net unrealized derivative (losses) gains            (6.7)           (0.2)         (18.9)           0.5
                                                    ------------- ---------------  ------------- --------------
     Total                                          $     533.5   $       (73.1)   $     352.2   $      378.2
                                                    ============= ===============  ============= ==============

5.   Taxes and Interest

     Net income taxes paid during the nine months ended September 30, 2004 and 2003, were $154.7 million and $58.8 million, respectively. The income tax benefit in the third quarter of 2003 reflects a $29 million reduction in the tax provision resulting from adjustments related to the finalization of the 2002 tax return filed during the quarter and the publication of favorable technical guidance related to the taxation of dividend income. Interest paid on borrowings during the nine months ended September 30, 2004 and 2003, were $0.4 million and $2.3 million, respectively.

                           IDS LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   Commitments and Contingencies

     Commitments to fund mortgage loans on real estate at September 30, 2004 and December 31, 2003 were $93.1 million and $58.5 million, respectively.

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

     Substantially all of IDS Life's life and annuity products have minimum interest rate guarantees in their fixed accounts. At September 30, 2004, these minimum interest rate guarantees ranged from 1.5 percent to 5.0 percent. To the extent the yield on IDS Life's investment portfolio declines below its target spread plus the minimum guarantee, IDS Life's profitability would be negatively affected.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuity products exclusively through the American Express Financial Advisors Inc.'s (AEFAI) retail sales force. IDS Life Insurance Company has four wholly owned life insurance company subsidiaries that distribute their products through various distribution channels. IDS Life Insurance Company of New York (IDS Life of New York) is a wholly owned subsidiary of IDS Life Insurance Company and serves New York State residents. IDS Life of New York distributes its fixed and variable insurance and annuity products exclusively through AEFAI's retail sales force. IDS Life Insurance Company also owns American Enterprise Life Insurance Company (American Enterprise Life), an Indiana corporation, which primarily issues fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors. American Centurion Life Assurance Company (American Centurion Life) is also a subsidiary of IDS Life Insurance Company. American Centurion Life offers fixed and variable annuity contracts to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors, in New York. IDS Life Insurance Company also owns American Partners Life Insurance Company (American Partners Life), an Arizona corporation which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO II, LLC. These two subsidiaries hold real estate and mortgage loans on real estate. IDS Life Insurance Company and its six subsidiaries are referred to collectively herein as "IDS Life".

     IDS Life follows United States generally accepted accounting principles
     (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements section below.

     Results of  Operations  for the Three Months Ended  September  30, 2004 and
     2003

     Net income was $132.5 million for the three months ended September 30, 2004 and $133.2 for the three months ended September 30, 2003, which was reflective of the favorable prior year tax adjustment noted below. Pretax income rose 53 percent.

     Revenues

     Net investment income increased $15.9 million or 4 percent reflecting a $6.6 million pretax benefit from lower than expected losses related to management's first quarter decision to liquidate a secured loan trust managed by an affiliate. Additionally, net investment income for the third quarter of 2003 includes $19.3 million of amortization expense of certain low income housing investments, whereas there was no amortization expense of such investments in the third quarter of 2004. See effective tax rate discussion below regarding IDS Life's December 2003 low income housing investment distribution to AEFC. These increases were partially offset by the effect of depreciation during the current quarter versus appreciation in the same period a year ago in the S&P 500 on the value of options hedging equity indexed annuities, which was offset in the related benefits and expenses.

     Contractholder and policyholder charges increased $7.6 million or 6 percent reflecting increased cost of insurance charges on Variable Universal Life products, as well as an increase in surrender charges on variable annuity products.

     Mortality and expense risk and other fees increased $4.4 million or 4 percent, reflecting higher average values of separate account assets and the impact of the change from IDS Life to AEFC as investment manager of the internally managed proprietary funds during the fourth quarter of 2003. Concurrent with the investment manager change, IDS Life entered into an agreement with AEFC to receive fees for the services, other than investment management, that IDS Life continues to provide the underlying proprietary mutual funds. The administrative service fees will vary with the market values of these proprietary mutual funds. Previous to this change, IDS Life received management fees directly from the proprietary funds and was party to an agreement with AEFC to compensate AEFC for the investment sub-advisory services AEFC provided these proprietary funds. In addition to the administrative service fees, IDS Life receives mortality and expense risk fees from the separate accounts based on the level of assets.

     Net realized gain on investments was $0.8 million for the three months ended September 30, 2004 compared to net realized loss on investments of $10.7 million for the three months ended September 30, 2003. For the three months ended September 30, 2004, $13.8 million of total investment gains were partially offset by $13.0 million of impairments and losses. Included in these total investment gains and losses are $10.2 million of gross realized gains and $5.3 million of gross realized losses from sales of securities, classified as Available-for-Sale.

     For the three months ended September 30, 2003, $26.4 million of investment gains were more than offset by $37.1 million of losses and impairments. Included in these total investment gains and losses are $26.3 million of gross realized gains and $36.6 million of gross realized losses from sales of securities, classified as Available-for-Sale.

     Benefits and Expenses

     Interest credited on investment contracts and universal life-type insurance decreased $24.5 million or 8 percent, primarily due to lower interest crediting rates and the effect of depreciation in the S&P 500 on equity index annuities during the current quarter versus appreciation in the same period a year ago, partially offset by higher average accumulation values of annuities and inforce levels of life insurance products.

     Amortization of deferred policy acquisition costs (DAC) decreased $19.0 million or 23 percent primarily reflecting a net $24 million DAC amortization expense reduction in the third quarter of 2004, compared to a net $2 million DAC amortization expense reduction in the third quarter of 2003, both as a result of IDS Life's annual third quarter review of various DAC assumptions and practices. See the DAC section below for further discussion of DAC and related third quarter 2004 and 2003 adjustments.

     Other insurance and operating expense increased $25.0 million or 24 percent reflecting increases in distribution costs and non-deferrable expenses related to product management and business reinvestment initiatives. These increases were partially offset by a reduction related to the change in the investment manager of the proprietary mutual funds from IDS Life to AEFC. Effective with this change, the previously existing arrangement under which IDS Life compensated AEFC for investment sub-advisory services were terminated.

     The effective tax rate was 33 percent for the three months ended September 30, 2004 compared to an income tax benefit for the same period a year ago. This change reflects the third quarter of 2003 $29 million reduction in the tax provision resulting from adjustments related to the finalization of the 2002 tax return filed during the third quarter of 2003 and also the publication of favorable technical guidance related to the taxation of dividend income. Also impacting the increased effective rate is the December 2003 distribution of substantially all of IDS Life's interests in low income housing investments to AEFC which caused unfavorable tax provision impacts. For 2003 and prior years, IDS Life's federal income taxes were reduced by credits arising from such low income housing investments. IDS Life's distribution to AEFC is more fully discussed in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2003.

     Results of Operations for the Nine Months Ended September 30, 2004 and 2003

     Income before accounting change rose 19 percent to $402.4 million for the nine months ended September 30, 2004. The increase primarily reflects increased net investment income, contractholder and policyholder charges, mortality and expense risk and other fees, net realized gain on investments, lower interest credited on investment contracts and universal life-type insurance costs and lower amortization of DAC, partially offset by higher other insurance and operating costs and a higher effective income tax rate. See the DAC section below for further discussion of DAC and related third quarter 2004 and 2003 adjustments.

     Net income for the nine months ended September 30, 2004 reflects the $70.6 million ($108.6 million pretax) impact of IDS Life's January 1, 2004 adoption of SOP 03-1. SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions.

     Revenues

     Net investment income increased $77.2 million or 6 percent reflecting slightly higher average levels of invested assets and slightly higher yields, as well as a $24.7 million pretax benefit in 2004, reflecting lower than expected losses resulting from management's first quarter 2004 decision to liquidate a secured loan trust managed by an affiliate, offset by the first quarter 2004 $49.0 million pretax charge related to the same early liquidation. Additionally, net investment income for the nine months ended September 30, 2003 includes $58.0 million of amortization expense of certain low income housing investments. See effective tax rate discussion below.

     Contractholder and policyholder charges increased $16.5 million or 4 percent reflecting increased cost of insurance charges on Variable Universal Life products as well as an increase in surrender charges on variable annuity products.

     Mortality and expense risk and other fees increased $31.0 million or 11 percent, reflecting higher average values of separate account assets, and the impact of the change from IDS Life to AEFC as investment manager of the internally managed proprietary funds during the fourth quarter of 2003.

     Net realized gain on investments was $18.3 million for the nine months ended September 30, 2004 and $12.7 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, $40.3 million of total investment gains were partially offset by $22.0 million of impairments and losses. Included in these total investment gains and losses are $33.9 million of gross realized gains and $11.7 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     For the nine months ended September 30, 2003, $218.4 million of total investment gains were partially offset by $205.7 million of impairments and losses. Included in these total net investment gains and losses are $217.3 million of gross realized gains and $91.4 million of gross realized losses from sales of securities, as well as $102.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     Benefits and Expenses

     Interest credited on investment contracts and Universal Life-type insurance decreased $63.3 million or 7 percent, primarily due to lower interest crediting rates and the effect on equity indexed annuities of lower appreciation in the S&P 500 during the first nine months of 2004 versus the same period a year ago, partially offset by higher average accumulation values of annuities and inforce levels of life insurance products.

     DAC amortization expense decreased to $175.2 million for the nine months ended September 30, 2004 from $236.2 million for the nine months ended September 30, 2003. The decrease reflects the first quarter 2004 net $56.2 million decrease in expenses primarily in conjunction with the adoption of SOP 03-1 during the first quarter of 2004, and the impact of the annual third quarter DAC-related adjustments. See the DAC section below for further discussion.

     Other insurance and operating expenses increased $32.4 million or 9 percent reflecting increases in distribution costs and non-deferrable expenses related to product management and business reinvestment initiatives. These increases were partially offset by a reduction related to the changes in the previously existing arrangement between IDS Life and AEFC as noted above.

     As previously disclosed, IDS Life completed a valuation system conversion for its Long-Term Care insurance business during the first quarter of 2004 which resulted in a $6.5 million pretax reduction of estimated Long-Term Care liabilities for future policy benefits and an offsetting estimated increase of $9.6 million in amortization of deferred policy acquisition costs.

     The effective tax rate rose to 34 percent in the nine months ended September 30, 2004 from 11 percent in the nine months ended September 30, 2003 as a result of the second quarter 2004 reduction in net deferred tax assets, and the effect of the $29 million reduction to the tax expense in the third quarter of 2003 related to the finalization of the 2002 tax return filed during the third quarter of 2003 and the publication of favorable technical guidance related to the taxation of dividend income, both of which caused relatively unfavorable tax provision impacts. Also impacting the increased effective rate is the December 2003 distribution of substantially all of IDS Life's interests in low income housing investments to AEFC which also caused unfavorable tax provision impacts.

     Deferred Policy Acquisition Costs

     Deferred Policy Acquisition Costs represent the costs of acquiring new business, including for example, direct sales commissions, related sales incentive bonuses and awards, underwriting costs, policy issue costs and other related costs, have been deferred on the sale of insurance and annuity contracts. DAC for universal life and variable universal life insurance and certain annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method. For traditional life, disability income and long-term care insurance policies, the costs are amortized in proportion to premium revenue.

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

     When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period that such changes are made. As a result of these reviews, IDS Life took actions in the third quarters of 2004 and 2003 that impacted DAC balances and expenses. In the third quarter 2004, these actions resulted in a net $24 million DAC amortization expense reduction reflecting:

     o A $27 million DAC amortization reduction reflecting lower than previously assumed surrender and mortality rates on variable annuity products, higher surrender charges collected on Universal and Variable Universal Life products, and higher than previously assumed interest rate spreads on annuity and Universal Life products. Variable annuity surrender rates were reduced between 0 and 20%, depending on product and duration. Additionally, there was an increase in surrender charge revenue ranging from 60% to 80% for Universal Life products and 10% to 50% for certain variable annuity products. The mortality assumption was changed from duration to an attained age basis. Interest rate spreads were higher by approximately 40 basis points relative to previously assumed spreads in 2003.

     o A $3 million DAC amortization reduction reflecting the extension of the mean reversion period by one year on variable annuity and Variable Universal Life products.

     o    A  $6  million  DAC  amortization   increase  primarily  reflecting  a
          reduction in estimated future premiums on variable annuity products.

     In the third quarter 2003, these actions resulted in a net $2 million DAC amortization expense reduction reflecting:

     o    A $106 million DAC amortization  reduction resulting from extending 10
          - 15 year amortization periods for certain Flex Annuity contracts to 20 years. The Flex Annuity is an advisor-distributed variable annuity product sold from 1986 - 1996. In reviewing the persistency of this business in recent years, IDS Life had observed significant volumes persisting beyond the end of the 10- and 15-year amortization periods. IDS Life had maintained these amortization periods, however, due to uncertainty over the impact of a program launched in April 2002 under which eligible Flex Annuity contracts can be exchanged for new variable annuity contracts offered by IDS Life. Exchange rates to date under this program were less than those expected, and IDS Life concluded in the third quarter of 2003 it would be appropriate to measure the meaningful life of this business without anticipating future exchanges. This is consistent with the measurement made for other IDS Life products, and the resulting 20-year period is the same as that used for other advisor-distributed variable annuity products.

     o A $92 million DAC amortization increase resulting from the recognition of a premium deficiency on IDS Life's Long-Term Care (LTC) business. IDS Life has monitored this business closely in 2003 as claim and persistency experience developed adversely. IDS Life discontinued sales of its proprietary LTC product in the first quarter of 2003, and outsourced claims administration on the existing book in the second quarter of 2003. On the basis of updated analysis completed in the third quarter of 2003, IDS Life concluded that the associated DAC was not fully recoverable at current premium levels. The associated DAC remaining after this $92 million reduction was $162 million.

     o A $12 million net DAC amortization increase across IDS Life's Universal Life, Variable Universal Life and fixed and variable annuity products. IDS Life updated a number of DAC assumptions resulting in increases in amortization totaling $26 million and decreases in amortization totaling $14 million. The largest single item was a $16 million increase in amortization from reflecting lower than previously assumed spreads on fixed contract values.

     During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, IDS Life extended the time periods over which DAC associated with certain insurance and annuity products are amortized. In adopting SOP 03-1, IDS Life established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on single pay universal life contracts. In order to establish the proper relationships between these liabilities and DAC associated with the same contracts, IDS Life changed its estimates of meaningful life for certain contracts so DAC amortization periods are the same as liability funding periods. As a result, IDS Life recognized a $65.8 million valuation benefit reflecting the lengthening of the amortization periods for the same contracts impacted by SOP 03-1. The SOP 03-1 valuation benefit above was partially offset by the pretax $9.6 million DAC reduction* due to the valuation system conversion discussed in the Benefits and Expenses section of Management's Discussion and Analysis of Results of Operations for the nine months ended September 30, 2004 and 2003.

     DAC balances for various insurance and annuity products sold by IDS Life are set forth below:

     (Millions)                               September 30, 2004       December 31, 2003
                                              -------------------     -------------------
                                                  (Unaudited)
     Annuities                                $            1,862      $             1,734
     Life and health insurance                             1,743                    1,602
                                              ------------------      -------------------
     Total                                    $            3,605      $             3,336
                                              ==================      ===================

     In addition to the DAC balances shown above and in conjunction with IDS Life's adoption of SOP 03-1, sales inducement costs previously included in DAC were reclassified from DAC and presented as a separate line item in the Consolidated Balance Sheets. Deferred sales inducement costs were $298.0 million and $279.0 million at September 30, 2004 and December 31, 2003, respectively. Sales inducement costs consist of bonus interest credits and premium credits added to certain product contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

     * This valuation adjustment was an increase to the $92 million estimated premium deficiency IDS Life recognized in the third quarter of 2003.

     Impact of Market Volatility on Results of Operations

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


     Liquidity and Capital Resources

     The liquidity requirements of IDS Life are generally met by funds provided by premiums, investment income, proceeds from sales of investments, as well as maturities, periodic repayments of investment principal and capital contributions from AEFC. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to AEFC and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations. IDS Life intends to pay a dividend to AEFC during the fourth quarter of 2004, which is subject to state regulatory approval. If approved and paid, IDS Life expects to continue to maintain adequate capital to meet internal and external Risk-Based Capital requirements.

     IDS Life, on a consolidated basis, has available lines of credit with AEFC aggregating $295 million ($195 million committed and $100 million uncommitted). At September 30, 2004, there were no line of credit borrowings outstanding with AEFC and no outstanding reverse repurchase agreements. Both the line of credit and reverse repurchase agreements are used strictly as short-term sources of funds.

     Investment securities include $2.4 billion, $2.4 billion and $2.0 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. These investments represent 7.9 percent, 7.7 percent and 6.2 percent of IDS Life's investment portfolio at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

     During 2004, IDS Life continued to hold investments in Collateralized Debt Obligations (CDOs), some of which are also managed by an affiliate, and were not consolidated pursuant to the adoption of Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities", as revised (FIN 46) as IDS Life was not considered the primary beneficiary. IDS Life invested in CDOs as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. IDS Life's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. At September 30, 2004, the carrying values of the CDO residual tranches, managed by an affiliate, were $5.2 million. IDS Life also has a retained interest in a CDO securitization with a carrying value of $519.6 million, of which $383.3 million is considered investment grade, as well as an additional $20.7 million in rated CDO tranches managed by a third party. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, IDS Life's return correlates to the performance of portfolios of high-yield bonds and/or bank loans.

     The carrying value of the CDOs, and IDS Life's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans held directly by the CDO and, as such, are subject to change. Although the exposure associated with IDS Life's investment in CDOs is limited to the carrying value of such investments, they have additional volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than IDS Life's exposure. In addition, the derivatives recorded as a result of consolidating the two remaining Secured Loan Trusts (SLT) under FIN 46 are valued based on the expected performance of a reference portfolio of high-yield loans. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of IDS Life's investment return with respect to the relevant CDO or consolidated derivative, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT structure containing the consolidated derivative may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO or consolidated derivative carrying amount. During the nine months ended September 30, 2004, IDS Life liquidated one of its SLTs. The exposure to loss as a result of IDS Life's investment in the two remaining SLTs consolidated under FIN 46 is represented by the pretax net assets of the consolidated SLTs which were $471.7 million at September 30, 2004.


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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                           See Exhibit Index on page E-1 hereof.

         (b) Reports on Form 8-K.

                           There were no reports on Form 8-K filed by IDS Life during the quarterly period ended September 30, 2004.

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


                                IDS LIFE INSURANCE COMPANY
                                --------------------------
                                       (Registrant)





Date:  November 10, 2004    By   /s/ Mark E. Schwarzmann
                                 ------------------------
                                 Mark E. Schwarzmann
                                 Director, Chairman of the Board and
                                 Chief Executive Officer




Date:  November 10, 2004    By   /s/ Arthur H. Berman
                                 ---------------------
                                 Arthur H. Berman
                                 Director and Executive Vice President -
                                 Finance and Chief Financial Officer

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