Form 10-K
period 2004-12-31
IDS LIFE INSURANCE CO
filed 2005-03-15
CIK 727892

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-K
                              --------------------


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to ________

                         Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                               41-0823832
--------------------------------------------------      ------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
organization)                                           Identification No.)

829 AXP Financial Center, Minneapolis, Minnesota        55474
--------------------------------------------------      ------------------------
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

                                                                  Yes [X] No [ ]

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

                                                                  Yes [ ] No [X]

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

Form 10-K
Item Number
PART I                                                                                              Page
1.       Business.................................................................................   1
         Introduction.............................................................................   1
         Asset Accumulation and Investments:  Product Features and Risks..........................   2
         Insurance:  Product Features and Risks...................................................   3
         General and Variable Account Assets......................................................   5
         Competitive Environment..................................................................   7
         Regulation...............................................................................   7
         Ratings..................................................................................   8
         Risk-Based Capital.......................................................................   8
         Liabilities for Future Policy Benefits...................................................   9
         Deferred Policy Acquisition Costs........................................................   9
2.       Properties...............................................................................   9
3.       Legal Proceedings........................................................................   9
4.       Submission of Matters to a Vote of Security Holders......................................   10

PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters....................   10
6.       Selected Financial Data..................................................................   10
7.       Management's Discussion and Analysis of Consolidated Financial Condition and Results of
         Operations...............................................................................   10
7A.      Quantitative and Qualitative Disclosures About Market Risk...............................   23
8.       Financial Statements and Supplementary Data..............................................   23
9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...............................................................................   24
9A.      Controls and Procedures..................................................................   24

PART III

14.      Principal Accountant Fees and Services...................................................   24

PART IV

15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   25
         Signatures...............................................................................   26
         Index to Financial Statements............................................................   F-1
         Exhibit Index............................................................................   E-1

                                     PART I

ITEM 1.  BUSINESS

                                  Introduction

IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuity products almost exclusively through the American Express Financial Advisors Inc. (AEFAI) retail sales force. IDS Life Insurance Company has four wholly owned life insurance company subsidiaries: IDS Life Insurance Company of New York, a New York stock life insurance company (IDS Life of New York); American Partners Life Insurance Company, an Arizona stock life insurance company (American Partners Life); American Enterprise Life Insurance Company, an Indiana stock life insurance company (American Enterprise Life); and American Centurion Life Assurance Company, a New York stock life insurance company (American Centurion
Life), that distribute their products through various distribution channels. IDS Life of New York serves New York State residents and distributes its fixed and variable insurance and annuity products exclusively through AEFAI's retail sales force. American Enterprise Life provides clients of financial institutions and regional and/or independent broker-dealers with American Express branded financial products and wholesaling services to support its retail insurance and annuity operations. American Enterprise Life underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. Effective in December 2004, American Enterprise Life received a Certificate of Authority to transact business in the State of New Hampshire. American Centurion Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors, in New York. American Partners Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO 2, LLC which hold real estate investments. See Note 1 to the Consolidated Financial Statements for further discussion. IDS Life Insurance Company and its six subsidiaries are referred to collectively as "IDS Life" in this Form 10-K.

Business sold through AEFAI's retail distribution channel for IDS Life Insurance Company and IDS Life of New York represents the majority of the insurance and annuity business for IDS Life, whereas business sold through third party distribution by American Enterprise Life and American Centurion Life and business sold directly to consumers by American Partners Life and American Centurion Life represent a smaller portion of the insurance and annuity business for IDS Life.

On February 1, 2005, the American Express Company announced plans to pursue a tax-free spin-off of the common stock of American Express Company's AEFC unit through a special dividend to American Express common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Express Company's Board of Directors, is expected to close in the third quarter of 2005. In connection with the spin-off, American Express Company intends to provide additional capital to IDS Life's insurance businesses to confirm its current financial strength ratings.

         Asset Accumulation and Investments: Product Features and Risks

IDS Life offers fixed and variable annuities to a broad range of consumers through multiple distribution channels. Variable and fixed annuities issued by IDS Life may be deferred, where assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for life or for a fixed period of time.

IDS Life is one of the largest issuers of annuities in the United States. For the year ended December 31, 2004, IDS Life, on a consolidated basis, ranked eleventh in new sales among the top variable annuity writers according to VARDS(R), an independent annuity rating service. IDS Life posted fixed and variable annuity cash sales in 2004 of $6.1 billion, a slight decrease from 2003, reflecting increased variable annuity sales, offset by decreased fixed annuity sales. (See "Annuity Risks" section below for additional discussion).

Variable Annuities

A variable annuity provides a contract owner with investment returns linked to the underlying investment accounts of the contract owner's choice. Variable annuity products also offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 0% to 4% at December 31, 2004.

Contract owners can also choose among various contract provisions, including guaranteed minimum death benefit (GMDB) and guaranteed minimum income benefit
(GMIB) riders. The GMDB rider protects contract beneficiaries from a drop in death benefits due to performance of the underlying subaccounts. The GMIB rider guarantees, after a stipulated waiting period from contract issuance, minimum annuity payments based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. IDS Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up
(GGU) benefits. In addition, IDS Life offers contracts containing guaranteed minimum withdrawal benefits (GMWB) provisions.

IDS Life's largest-selling variable annuities are the American Express Retirement Advisor PlusSM series of variable annuities, which include the American Express Retirement Advisor Advantage PlusSM Variable Annuity and the American Express Retirement Advisor Select PlusSM Variable Annuity (the "Retirement Advisor PlusSM Variable Annuities").

Fixed Annuities

IDS Life's fixed annuity products provide cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. IDS Life resets interest rates based on a number of factors, including interest rate scenario models and risk/return measures. The annuity contracts issued by IDS Life provide guaranteed minimum interest crediting rates ranging from 1.5% to 5% at December 31, 2004. In 2003 and in response to a declining interest rate environment, several states adopted an interim regulation allowing for a guaranteed minimum interest crediting rate of 1.5% and/or a model regulation providing for a guaranteed rate that was indexed. A number of states now follow the model regulation. In response, IDS Life filed a number of contract changes in 2003 and 2004 to begin taking advantage of lower minimum guarantees. IDS Life will continue to implement contract changes as states continue to adopt the new model regulation or as the interim regulation sunsets.

Annuity Risks

The relative proportion between fixed and variable annuities sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed annuity sales are generally stronger. In times of superior performance in equity markets, variable annuity sales are generally stronger. In addition, investment management performance is critical to the profitability of an annuity business.

Innovative features for annuity products have continued to evolve. These features include GMDBs. Under the Retirement Advisor Advantage PlusSM Variable Annuities, the standard GMDB provides that if the contract owner is age 75 or younger on the date the contract is issued, the beneficiary will receive the greater of (i) contract value less any purchase payment credits subject to recapture less a pro rata portion of any rider fees, or (ii) purchase payments minus adjusted partial surrenders. If the contract owner is age 76 or older at contract issue, the beneficiary will receive the contract value, less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees.

Additional optional GMDBs are also available. For example, American Express Retirement Advisor Advantage PlusSM Variable Annuity contract owners age 76 or older at contract issue may purchase the optional Return of Purchase Payment Death Benefit for an additional charge which adds the return of purchase payments less adjusted partial surrenders to the standard death benefit. Contract owners may also purchase a maximum anniversary value death benefit or a five-year maximum anniversary value death benefit for an additional charge. These death benefit riders guarantee to pay the beneficiary the maximum account value on any contract anniversary or any fifth contract anniversary, plus subsequent purchase payments less adjusted partial surrenders. IDS Life contract owner's also may purchase an enhanced earnings death benefit or an enhanced earnings plus death benefit for an additional charge. These death benefit riders are intended to provide additional benefits to offset expenses after the contract owner's death.

American Enterprise Life and other subsidiaries of IDS Life Insurance Company also offer variable annuities with a variety of guaranteed minimum death benefit features and certain optional benefits. For example, American Enterprise Life issues certain variable annuity contracts that contain a guaranteed minimum income benefit (GMIB) feature which, if elected by the contract owner after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in guaranteed minimum income benefits being higher than what accumulated contract owner account balances would support.

The general account assets of IDS Life support these GMDBs, GGUs, and GMIBs (see "General and Variable Account Assets - The General Account" section below). IDS Life bears the risk that protracted under-performance of the financial markets could result in GMDBs, GGUs, and GMIBs being higher than what current account values would support. Actual experience may differ from IDS Life's estimates. IDS Life's exposure to risk from these guarantees generally will increase when equity markets decline.

                      Insurance: Product Features and Risks

IDS Life issues a wide range of insurance products, each described below. IDS Life's sales of individual life insurance in 2004, as measured by scheduled annual premiums and excluding lump sum and excess premiums, consisted of 87% variable life, 3% universal life and 10% term life and whole life, based on year-end cash sales reports. IDS Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers' earnings.

Variable Life Insurance

IDS Life Insurance Company's and IDS Life of New York's biggest selling life insurance products are variable life insurance policies. Variable life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. These products also offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 4.0% to 4.5% at December 31, 2004. For the year ended December 31, 2004, IDS Life ranked second in variable life insurance sales on the basis of premiums, according to the Value Survey provided by Tillinghast, a consulting firm that provides research, consulting and other services to insurance and financial services companies worldwide. IDS Life's major source of revenue from variable insurance is cost of insurance and other charges.

IDS Life Insurance Company's and IDS Life of New York's variable life insurance products include American Express(R) Variable Universal Life IV/American Express(R) Variable Universal Life IV - Estate Series, which are individual flexible premium life insurance policies. The Estate Series policy is available to policyholders with initial specified insurance coverage of $1 million or more. IDS Life Insurance Company and IDS Life of New York also issue American Express Succession Select, a flexible premium survivorship variable life insurance policy that insures two lives. Succession Select is often used for estate planning purposes. Finally, IDS Life issues American Express(R) Single Premium Variable Life, an individual single premium variable life insurance policy.

Universal Life Insurance

IDS Life Insurance Company's and IDS Life of New York's universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. Policies provide guaranteed minimum interest crediting rates ranging from 4% to 5% at December 31, 2004.

IDS Life's universal life insurance products include Life Protection Plus, Life Protection Select and Life Protection Select Estate Series. The Estate Series policy is available to policyholders with initial specified insurance coverage of $1 million or more.

Traditional Life Insurance Products

IDS Life Insurance Company's and IDS Life of New York's traditional life insurance products include whole life insurance and term life insurance. Whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend (non-participating). IDS Life Insurance Company and IDS Life of New York have sold very little traditional whole life insurance in recent years. Term life insurance provides only a death benefit, does not build up cash value and does not pay a dividend. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, IDS Life Insurance Company and IDS Life of New York cannot raise premium rates even if claims experience were to deteriorate. At the end of the chosen term, coverage continues with higher premiums until the maximum age is attained, at which point the policy expires with no value.

Disability Income Insurance

IDS Life Insurance Company and IDS Life of New York also issue disability income
(DI) insurance. DI insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability (own occupation) or at any suitable occupation (any occupation). Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods up to age 65. Applicants may also choose various benefit riders to help them integrate individual DI insurance benefits with Social Security or similar benefit plans and to help them protect their DI insurance benefits from the risk of inflation. IDS Life believes it has a significant presence in the DI insurance market.

Long-Term Care Insurance

As of December 31, 2002, IDS Life Insurance Company and IDS Life of New York generally discontinued underwriting long-term care (LTC) insurance. Although new product sales were generally discontinued in the fourth quarter of 2002, IDS Life Insurance Company and IDS Life of New York retained 50% of the risk on existing contracts and ceded the remaining 50% of the risk to General Electric Capital Assurance Company, one of the Genworth financial insurance companies. In addition, in May 2003, IDS Life Insurance Company and IDS Life of New York began outsourcing claims administration on their existing block of LTC policies to General Electric Capital Assurance Company.

In 2004, IDS Life filed for approval to implement rate increases on its existing block of nursing home only indemnity LTC insurance policies. Implementation of these rate increases began in early 2005 and will continue throughout the year as regulatory approvals are obtained.

Insurance Risks

Competitive factors applicable to the insurance business include product features, the interest rates credited to products, the charges deducted from the cash values of such products, investment performance, the financial strength of the organization, distribution and management expenses, claims paying ratings and the services provided to policyholders.

Reinsurance

IDS Life Insurance Company and IDS Life of New York reinsure a portion of the insurance risks associated with their life and LTC insurance products through reinsurance agreements with unaffiliated insurance companies. Reinsurance is used in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth and to effect business-sharing arrangements. IDS Life Insurance Company and IDS Life of New York evaluate the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies. IDS Life Insurance Company and IDS Life of New York remain primarily liable as the direct insurers on all risks reinsured.

Generally, IDS Life Insurance Company and IDS Life of New York reinsure 90% of the death benefit liability related to variable, universal and term life insurance products. As a result, IDS Life Insurance Company and IDS Life of New York retain, and are at risk for only, 10% of each policy's death benefit from the first dollar of coverage. IDS Life Insurance Company began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for variable and universal life insurance. IDS Life of New York began reinsuring risks at this level beginning in 2002 for term life insurance and 2003 for variable and universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels. The maximum amount of life insurance risk retained by IDS Life Insurance Company and IDS Life of New York is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing LTC policies, IDS Life Insurance Company and IDS Life of New York retained 50% of the risk and the remaining 50% of the risk was ceded to General Electric Capital Assurance Company. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis. Risk on term life and LTC policies is reinsured on a coinsurance basis.

IDS Life Insurance Company and IDS Life of New York retain all risk for new claims on disability income contracts. Risk is currently managed by limiting the amount of disability insurance written on any one individual. IDS Life Insurance Company and IDS Life of New York also retain all risk on accidental death benefit claims and waiver of premium provisions.

                       General and Variable Account Assets

Depending on the life insurance and annuity product purchased, the assets of IDS Life policyholders and contractholders may be placed in either the general account of IDS Life (the "general account") or, in the case of variable life insurance and variable annuity products, in a separate account that invests in underlying investment options (the "variable account").

The General Account

Assets supporting contract values associated with fixed account life insurance and annuity products, as well as those associated with fixed account options under variable insurance and annuity products (collectively, the "fixed accounts"), are part of IDS Life's general account. Under fixed accounts, IDS Life bears the investment risk. In investing their general account assets, IDS Life seeks to maintain a dependable and targeted difference or "spread" between the interest rate earned on general account assets and the interest rate IDS Life credits to contract owners' fixed accounts. Historically, this spread has been a major component driver of IDS Life's net income.

The general account assets also include funds accumulated through insurance premiums and cost of insurance charges related to both fixed and variable insurance products, as well as annuity contract charges. Historically, these premiums and charges have been major sources of revenue for IDS Life.

In the general account, IDS Life through its investment manager, AEFC, primarily invest in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on their investments while controlling risk. The majority of these fixed maturity securities are interest-bearing investments such as government obligations, mortgage backed obligations and various corporate debt instruments. IDS Life does not invest in securities to generate trading profits.

IDS Life and its four life insurance company subsidiaries, through their respective Boards of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment security portfolio based upon the type and expected behavior of products in the liability portfolio to meet contractual obligations and achieve targeted levels of profitability within defined risk parameters.

IDS Life has the discretion to set the rate of interest credited to contract owners' accounts subject to each contract's guaranteed minimum interest crediting rate. As of December 31, 2004, this rate varied among fixed accounts and was as low as 0% and as high as 6.4%. To the extent the yield on IDS Life's invested general account asset portfolio declines below its target spread plus the minimum guarantee, IDS Life's profitability would be negatively affected.

The interest rates credited to contract owners' fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of IDS Life's strategy includes the use of derivatives, such as interest rate swaptions, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to contract owners' fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on IDS Life's invested assets approach guaranteed minimum interest rates on the insurance or annuity contracts inforce. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment. In light of the present environment in which interest rates are at historic lows, IDS Life imposed fixed account allocation and transfer requirements for new variable annuity sales in 2003. These requirements were relaxed slightly in 2004 with the introduction of lower guaranteed minimum interest rates.

The Variable Accounts

Variable insurance and annuity products also offer variable account investment options in addition to fixed account options. Under the variable account option, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940.

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

IDS Life's major source of revenue from the variable annuities it sells are the fees it receives, including mortality and expense risk and other fees. Before the fourth quarter of 2003, these fees included investment advisory fees for internally managed mutual funds. In the fourth quarter of 2003, AEFC replaced IDS Life as the investment manager and assumed these duties for the mutual funds and retained IDS Life and its non-New York subsidiaries to provide underlying administrative services. Previous to this change, IDS Life received management fees directly from the proprietary funds and was party to an agreement with AEFC to compensate AEFC for the investment sub-advisory services AEFC provided these proprietary funds. IDS Life's administrative service fees will vary with the market values of these proprietary mutual funds. In addition to IDS Life's administrative service fees, IDS Life receives mortality and expense risk fees from the separate accounts based on the level of assets. In March 2004, a similar structure for the New York subsidiaries was approved by the New York Insurance Department effective as of February 1, 2004. Fees payable from AEFC to IDS Life include administrative service fees.

Variable insurance and annuities are "separate account" rather than general account products. State insurance law prescribes that separate accounts constitute a separate operation from the general account and as such are only available to fund the liabilities of the separate accounts. Under the subaccounts of each variable account, IDS Life credits or charges income, capital gains and losses only to that subaccount.

                            Competitive Environment

The insurance and annuity business is highly competitive, and IDS Life's competitors consist of both stock and mutual insurance companies, as well as other financial intermediaries marketing insurance products. IDS Life's annuity business competes with numerous other insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market annuities, mutual funds and other retirement-oriented products.

Competitive factors affecting the sale of insurance and annuity products include:

    o  cost of insurance and other contract charges;

    o  mortality, expense and other contract charges;

    o  the level of premium rates;

    o  investment performance;

    o  the level of interest crediting rates;

    o  financial strength ratings from third party agencies such as A. M. Best;

    o  the breadth, quality and design of products and services offered;

    o  the quality of underwriting;

    o  the effectiveness of advertising and promotion campaigns;

    o  reputation and recognition in the marketplace;

    o  distribution capabilities and compensation; and

    o  the quality of customer service;

With respect to variable annuities, customers also focus on guaranteed payment features that help to insulate them from equity market risk.

                                   Regulation

The Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, regulate IDS Life Insurance Company, American Enterprise Life and American Partners Life, respectively. The New York State Department of Insurance regulates American Centurion Life and IDS Life of New York.

In addition to being regulated by their domiciliary regulators, IDS Life Insurance Company and its subsidiaries are also regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance. These other states also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of policyholders and contractholders. Financial regulation of IDS Life is extensive. IDS Life's financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the domiciliary regulators. Virtually all states require participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices, compensation arrangements and anticompetitive activities, and market timing and late trading in connection with insurance, annuity and mutual fund products. IDS Life has been contacted by regulatory agencies for information relating to some of these investigations and is cooperating with those inquiries. IDS Life is reviewing its compensation arrangements and other operations that may be affected by these regulatory investigations, and the legal precedents and new industry-wide legislation, rules and regulations that may arise from these investigations.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance policy. New federal regulation in any of these areas could potentially have an adverse effect upon IDS Life. Also, recent federal legislative proposals aimed at the promotion of tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Accounts may adversely impact IDS Life's sales of annuity and life insurance products if enacted.

                                     Ratings

IDS Life Insurance Company receives ratings from independent rating agencies. Generally, its four insurance subsidiaries do not receive an individual rating, but receive the same rating as IDS Life Insurance Company. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings reflect each agency's estimation of IDS Life's ability to meet its contractual obligations such as making annuity payouts and paying death benefits and other distributions from the contracts. As such, the ratings relate to IDS Life's general account and not to the management or performance of the variable accounts of the contracts.

Ratings are important to maintaining public confidence in IDS Life. Lowering of IDS Life's ratings could have a material adverse effect on IDS Life Insurance Company's and its four life insurance company subsidiaries' ability to market their products and could lead to increased surrenders of their products. Rating agencies continually review the financial performance and condition of insurers. As of the end of 2004, IDS Life Insurance Company was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch. On February 1, 2005, A.M. Best placed IDS Life's financial strength rating of "A+" under review with negative implications, Moody's affirmed IDS Life's financial strength rating at "Aa3" and Fitch lowered IDS Life's financial strength rating to "AA-" and placed them on "Rating Watch Negative" following American Express Company's announcement that it intends to pursue a spin-off of its full ownership of AEFC, the holding company for IDS Life. In connection with the spin-off, American Express Company intends to provide additional capital to IDS Life to confirm its current financial strength ratings.

The foregoing ratings reflect each rating agency's opinion of IDS Life Insurance Company's financial strength, operating performance and ability to meet its obligations to contract owners.

                               Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) defines Risk-Based Capital (RBC) requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2004, IDS Life Insurance Company had total adjusted capital of approximately $2.7 billion on a statutory accounting basis. The Minnesota Department of Commerce, IDS Life Insurance Company's primary insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level RBC." If total adjusted capital fell below the authorized control level RBC, the Minnesota Department of Commerce would be authorized to exercise management control over IDS Life Insurance Company. For IDS Life Insurance Company, the authorized control level RBC was $372.9 million at December 31, 2004.

In addition, IDS Life Insurance Company, like other life insurance companies, is expected to maintain capital at a level above which would require it to file an action plan with the Minnesota Department of Commerce. This is referred to as the "company action level RBC." For IDS Life Insurance Company, the company action level RBC was $745.9 million at December 31, 2004.

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

                     Liabilities for Future Policy Benefits

IDS Life must maintain adequate financial reserves to cover the insurance risks associated with the insurance products it issues. Generally, reserves represent estimated assets that IDS Life needs to provide adequately for future benefits and expenses. See "Critical Accounting Policies" within management's discussion and analysis below for further discussion regarding liabilities for future policy benefits, which portions of such are incorporated by reference.

                        Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of insurance and annuity products. These costs are deferred to the extent they are recoverable from future profits. For insurance and annuity products, DAC are amortized over periods approximating the lives of the business, principally as a percentage of premiums or estimated gross profits or as a portion of interest margins associated with the products. See "Critical Accounting Policies" within management's discussion and analysis below for further discussion of DAC.

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

ITEM 3.  LEGAL PROCEEDINGS

The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales. IDS Life and its subsidiaries have received requests for information and have been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

In November 2002, IDS Life Insurance Company was named in a purported class action entitled John Haritos, et al. v. American Express Financial Advisors Inc. et al., No. 02 2255, United States District Court, District of Arizona. The complaint originally named IDS Life Insurance Company as a defendant, but IDS Life Insurance Company was dismissed when plaintiffs chose to file an Amended Complaint not naming IDS Life Insurance Company. This action alleges that defendants violated the Investment Advisors Act (IAA) of 1940, 15 U.S.C., in the sale of financial plans and various products including those of IDS Life Insurance Company. The complaint seeks certification of a nationwide class, restitution, injunctive relief, and punitive damages. In June 2004, the Court denied the Company's motion to dismiss the action as a matter of law. The Court did indicate, however, that the plaintiffs may not have a compelling case under the IAA. Notwithstanding the Court's denial of the Company's motion to dismiss, the Company believes that the plaintiffs' case suffers from various factual and legal weaknesses and it intends to continue to defend the case vigorously. The Company has filed a motion to dismiss the plaintiffs' Second Amended Complaint.

IDS Life and its subsidiaries are involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. IDS Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on IDS Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

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

Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions I(2) (a) of Form 10-K.

Results of Operations for the Years Ended December 31, 2004 and 2003

Pretax income rose 38 percent to $792.4 million for the year ended December 31, 2004. The increase primarily reflects increased net investment income, mortality and expense risk and other fees, net realized gain on investments, lower interest credited on investment contracts and universal life-type insurance costs and lower amortization of deferred policy acquisition costs (DAC), partially offset by higher other insurance and operating costs. See the DAC section below for further discussion of DAC and related third quarter 2004 and 2003 adjustments.

IDS Life's effective tax rate rose to 29 percent in 2004 from 12 percent in 2003 primarily due to the impact of lower levels of tax-advantaged items in pretax income during 2004, reduced low income housing credits as a result of the December 2003 distribution of substantially all of IDS Life's interests in low income housing investments to AEFC and the one-time effect of favorable technical guidance related to the taxation of dividend income recognized in 2003. For 2003 and prior years, IDS Life's federal income taxes were reduced by credits arising from low income housing investments.

Net income for the year ended December 31, 2004 reflects the $70.6 million ($108.6 million pretax) impact of IDS Life's January 1, 2004 adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. See "Application of Recent Accounting Standards"
section in Note 1 to the Consolidated Financial Statements regarding the impact of adoption of SOP 03-1.

Revenues

Total revenues increased $162 million or 5 percent primarily due to higher net investment income, mortality and expense risk and other fees and net realized gain on investments compared to 2003.

Net investment income increased $72.3 million or 4 percent. Net investment income for the year ended December 31, 2003 includes $77.3 million of amortization expense of certain low income housing investments. See effective tax rate discussion above.

Contractholder and policyholder charges increased $24.2 million or 5 percent reflecting increased cost of insurance charges on variable universal life products as well as an increase in the amount of surrender charges on variable annuity products.

Mortality and expense risk and other fees increased $39.8 million or 10 percent reflecting higher average market values of separate account assets, and the impact of the change from IDS Life to AEFC as investment manager of the internally managed proprietary funds during the fourth quarter of 2003. Concurrent with the investment manager change, IDS Life entered into an agreement with AEFC to receive fees for the services, other than investment management, that IDS Life continues to provide the underlying proprietary mutual funds. IDS Life's administrative service fees will vary with the market values of these proprietary mutual funds. Previous to this change, IDS Life received management fees directly from the proprietary funds and was party to an agreement with AEFC to compensate AEFC for the investment sub-advisory services AEFC provided these proprietary funds. In addition to IDS Life's administrative service fees, IDS Life receives mortality and expense risk fees from the separate accounts based on the level of assets.

Net realized gain on investments was $27.3 million in 2004 compared to $4.4 million in 2003. For the year ended December 31, 2004, $49.5 million of total investment gains were partially offset by $22.2 million of impairments and losses. Included in these total net investment gains and losses are $48.4 million of gross realized gains and $17.5 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

For the year ended December 31, 2003, $257 million of total investment gains were partially offset by $252.6 million of impairments and losses. Included in these total net investment gains and losses are $255.3 million of gross realized gains and $135.5 million of gross realized losses from sales of securities, as well as $102.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Benefits and Expenses

Total benefits and expenses decreased $55.8 million or 2 percent, reflecting lower interest crediting rates and the effect on equity indexed annuities of lower appreciation in the S&P 500 during 2004 versus 2003, a reduction in DAC amortization in conjunction with the adoption of SOP 03-1 and third quarter DAC adjustments, partially offset by higher other insurance and operating expenses.

Interest credited on investment contracts and universal life-type insurance decreased $114.1 million or 9 percent, primarily due to lower interest crediting rates and the effect on equity indexed annuities of lower appreciation in the S&P 500 during 2004 versus 2003, partially offset by higher average accumulation values of annuities and inforce levels of life insurance products.

DAC amortization expense decreased to $260.8 million in 2004 from $264.3 million in 2003. The decrease reflects the first quarter 2004 $65.7 million pretax DAC valuation benefit reflecting an adjustment associated with the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1, partially offset by an estimated increase in DAC amortization of $9.6 million, as a result of IDS Life's completed valuation system conversion for its long-term care (LTC) insurance business during the first quarter of 2004. In addition, DAC amortization expense was impacted by a net $22 million DAC valuation benefit from the third quarter review of DAC as compared to prior year.

Other insurance and operating expenses increased $50.8 million or 11 percent reflecting increases in distribution costs and non-deferrable expenses related to product management and business reinvestment initiatives. These increases were partially offset by a reduction related to the change in investment manager of the proprietary mutual funds from IDS Life to AEFC. Effective with this change, the previously existing arrangement under which IDS Life compensated AEFC for investment sub-advisory services were terminated.

Results of Operations for the Years Ended December 31, 2003 and 2002

Income before accounting change rose 33 percent to $507.6 million for year ended December 31, 2003. Net income rose 44 percent to $552.1 million in 2003, up from $382.2 million in 2002. Among other things described below, IDS Life's 2003 results reflect a $41.3 million reduction in tax expense due to adjustments related to the finalization of the 2002 tax return filed during the third quarter of 2003 and the publication of favorable technical guidance related to the taxation of dividend income.

Net Income for 2003 also reflects the impact of IDS Life's adoption of Financial Accounting Standard Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," revised December 2003 (FIN 46), which addresses the consolidation of variable interest entities (VIEs). The impact of the FIN 46 adoption is discussed in more detail below.

Revenues

Total revenues increased $157.2 or 6 percent primarily due to higher net investment income and disability income premium revenues, together with net realized gains on investments versus net realized losses in 2002, partially offset by lower mortality and expense risk and other fees revenues.

Total premium revenue increased $14.5 million or 4 percent reflecting a higher number of disability income and traditional life insurance policies.

Net investment income increased $142.6 million or 9 percent in 2003 reflecting higher levels of invested assets and the effect of appreciation in the S&P 500 on the value of options hedging equity indexed annuities this year versus depreciation last year, which was offset in interest credited expenses. The positive effects of the foregoing were partially offset by a lower average yield on invested assets.

Net realized gain (loss) on investments was $4.4 million in 2003 compared to ($5.2 million) in 2002. For the year ended December 31, 2003, $257 million of total investment gains were partially offset by $252.6 million of impairments and losses. Included in these total net investment gains and losses were $255.3 million of gross realized gains and $135.5 million of gross realized losses from sales of securities, as well as $102.6 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

For the year ended December 31, 2002, $299.6 million of total investment gains were more than offset by $304.8 million of impairments and losses. Included in these total net investment gains and losses were $297.6 million of gross realized gains and $137.4 million of gross realized losses from the sales of securities, as well as $144.1 million of other-than-temporary investment impairment losses (including $45 million related to directly-held WorldCom debt holdings), classified as Available-for-Sale.

Mortality and expense risk and other fees decreased $14.3 million or 4 percent reflecting lower average market values of separate account assets throughout 2003 compared to 2002. While equity markets increased in the second half of 2003, average market values of separate account assets for the full year of 2003 remained below 2002 levels. For 2003 and 2002, IDS Life provided mutual fund management services for many of the mutual funds available as investment options within IDS Life's variable annuity and variable life insurance products. IDS Life also receives mortality and expense risk fees from the separate accounts based on asset levels.

Benefits and Expenses

Total benefits and expenses increased $52.7 million or 2 percent, reflecting higher average accumulation value of annuities and inforce levels and the effect on equity indexed annuities of appreciation in the S&P 500 during 2003 versus depreciation in 2002 and higher insurance and other operating expense. The 2003 increase also reflects the 2002 benefit of $7 million ($4 million after-tax), which resulted from a reversal of a portion of the 2001 September 11th related reserves as a result of lower than previously anticipated insured loss claims.

Disability and long-term care insurance liability for future policy benefit expenses increased $7.9 million, or 6 percent, reflecting increases in underlying policies in force.

Interest credited on investment contracts and universal life-type insurance increased $78.7 million or 7 percent due to higher average accumulation value of annuities and inforce levels and the effect on equity indexed annuities of appreciation in the S&P 500 during 2003 versus depreciation in 2002, partially offset by lower interest crediting rates.

DAC amortization expense decreased to $264.3 million for the year ended December 31, 2003 from $320.6 million for the year ended December 31, 2002. The decrease reflects a net $18.0 million increase in DAC amortization expense in the third quarter of 2002, compared to a net $1.8 million DAC amortization expense reduction in the third quarter of 2003, both as a result of IDS Life's annual third quarter review of various DAC assumptions and practices. DAC amortization expense in 2003 was favorably impacted by recently improved equity market performance during 2003 as compared to 2002. Additionally, faster-than-assumed growth in customer asset values associated with IDS Life's variable annuity and insurance products resulted in a reduction in DAC amortization expense during 2003, whereas declines in variable annuity and insurance customer asset values resulted in an increase in DAC amortization expense during 2002. See the DAC section below for further discussion of DAC and related third quarter 2003 adjustments.

Other insurance and operating expenses increased $26.4 million or 6 percent reflecting the unfavorable impact of fewer capitalized costs due to the ongoing impact of the third quarter 2002 comprehensive review of DAC-related practices. These increases were partially offset by a reduction related to the change in the previously existing arrangement between IDS Life and AEFC as noted above.

IDS Life's effective tax rate decreased to 12 percent in 2003 from 19 percent in 2002 reflecting a $41.3 million reduction in tax expense in 2003 related to the finalization of the 2002 tax return filed during the third quarter of 2003 and publication of favorable technical guidance related to the taxation of dividend income. Partially offsetting this reduction in tax expense was the after-tax impact of realized losses from sales of mortgage-backed securities as a result of IDS Life's decision to make an adjustment to the level of such investments during the third quarter of 2003, such that mortgage-backed securities were 32 percent of IDS Life's overall investment portfolio at December 31, 2003 compared to 43 percent at December 31, 2002.

As described more fully in the "Liquidity and Capital Resources" section below, the consolidation of FIN 46-related entities resulted in a cumulative effect of accounting change that increased net income through a non-cash gain of $44.5 million ($68.4 million pretax) related to the consolidation of three secured loan trusts (SLTs).

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and health insurance products. These costs are deferred to the extent they are recoverable from future profits. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

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

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made. As a result of these reviews, IDS Life took actions in both 2004 and 2003 that impacted DAC balance and expenses.

In the third quarter 2004, these actions resulted in a net $24 million DAC amortization expense reduction reflecting:

      o A $27 million DAC amortization reduction reflecting lower than previously assumed surrender and mortality rates on variable annuity products, higher surrender charges collected on universal and variable universal Life products and higher than previously assumed interest rate spreads on annuity and universal life products. Variable annuity surrender rates were reduced between 0 and 20%, depending on product and duration. Additionally, there was an increase in surrender charge revenue ranging from 60% to 80% for universal life products and 10% to 50% for certain variable annuity products. The mortality assumption was changed from duration to an attained age basis. Interest rate spreads were higher by approximately 40 basis points relative to previously assumed spreads in 2003.

      o A $3 million DAC amortization reduction reflecting a change to the mid-term assumed growth rate on variable annuity and variable universal life products.

      o A $6 million DAC amortization increase primarily reflecting a reduction in estimated future premiums on variable annuity products.

In the third quarter 2003, these actions resulted in a net $2 million DAC amortization expense reduction reflecting:

      o A $106 million DAC amortization reduction resulting from extending 10 - 15 year amortization periods for certain Flex Annuity contracts to 20 years based on current measurements of meaningful life in which exchanges of Flex Annuity contracts for other IDS Life variable annuity contracts are treated as continuations rather than terminations. The Flex Annuity is an advisor-distributed variable annuity product sold from 1986 - 1996. In reviewing the persistency of this business in recent years, IDS Life had observed significant volumes persisting beyond the end of the 10- and 15-year amortization periods. IDS Life had maintained these amortization periods, however, due to uncertainty over the impact of a program launched in April 2002 under which eligible Flex Annuity contracts can be exchanged for new variable annuity contracts offered by IDS Life. Exchange rates to date under this program were less than those expected, and IDS Life concluded in the third quarter of 2003 it would be appropriate to measure the meaningful life of this business without anticipating future exchanges. This is consistent with the measurement made for other IDS Life products, and the resulting 20-year period is the same as that used for other advisor-distributed variable annuity products.

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

      o A $12 million net DAC amortization increase across IDS Life's Universal Life, Variable Universal Life and annuity products. IDS Life updated a number of DAC assumptions resulting in increases in amortization totaling $26 million and decreases in amortization totaling $14 million. The largest single item was a $16 million increase in amortization from reflecting lower than previously assumed spreads on fixed contract values.

During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, IDS Life (1) established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on single pay universal life contracts, which prior to January 1, 2004, were expensed when payable; and (2) extended the time periods over which DAC associated with certain insurance and annuity products are amortized to coincide with the liability funding periods in order to establish the proper relationships between these liabilities and DAC associated with the same contracts. As a result, IDS Life recognized a $108.6 million pretax charge due to accounting change on establishing the future liability under death benefit guarantees and recognized a $65.7 million pretax reduction in DAC amortization expense to reflect the lengthening of the amortization periods for certain products impacted by SOP 03-1. Additionally, IDS Life completed a valuation system conversion for its LTC insurance business during the first quarter of 2004 which resulted in a $6.5 million pretax reduction of estimated LTC liabilities for future policy benefits and an offsetting estimated $9.6 million pretax increase in DAC amortization expense. This valuation adjustment was an increase to the $92 million estimated premium deficiency IDS Life recognized in the third quarter of 2003.

DAC balances for various insurance and annuity products sold by IDS Life are set forth below:

  December 31, (Millions)                   2004                  2003
  ----------------------------------------------------------------------
  Life and health insurance            $    1,766         $      1,602
  Annuities                                 1,872                1,734
  ----------------------------------------------------------------------
  Total                                $    3,638         $      3,336
  ----------------------------------------------------------------------

In addition to the DAC balances shown above and in conjunction with IDS Life's adoption of SOP 03-1, sales inducement costs previously included in DAC were reclassified from DAC and presented as a separate line item in the Consolidated Balance Sheets. Deferred sales inducement costs were $303 million and $279 million at December

31, 2004 and 2003, respectively. Sales inducement costs consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

Certain Critical Accounting Policies

IDS Life's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The following provides information about certain critical accounting policies that are important to the Consolidated Financial Statements and that involve estimates requiring significant management assumptions and judgments about the effect of matters that are uncertain. These policies relate to investment securities valuation, deferred policy acquisition costs and liabilities for future policy benefits.

Investment Securities Valuation

Generally, investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other accumulated comprehensive income (loss) within equity, net of income tax provisions (benefits) and net of adjustments in assets and liability balances, such as deferred policy acquisition costs (DAC), to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized immediately. At December 31, 2004, IDS Life had net unrealized pretax gains on Available-for-Sale securities of $731.8 million. Gains and losses are recognized in results of operations upon disposition of the securities. Losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. IDS Life also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. Approximately 90% of the investment portfolio classified as Available-for-Sale is determined by quoted market prices. As of December 31, 2004, there were $118.5 million in gross unrealized losses that related to $7.9 billion of securities, of which $2.2 billion has been in a continuous unrealized loss position for 12 months or more. As part of IDS Life's ongoing monitoring process, management has determined that substantially all of the gross unrealized losses on these securities are attributable to changes in interest rates. Additionally, IDS Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none of these securities are other-than-temporarily impaired at December 31, 2004.

Included in IDS Life's investment portfolio discussed above are structured investments of various asset quality, including collateralized debt obligations
(CDOs) (backed by high-yield bonds and bank loans), which are not readily marketable. The carrying values of these structured investments are based on future cash flow projections that require management's judgment as to the amount and timing of cash payments, defaults and recovery rates of the underlying investments and, as such, are subject to change. The carrying value will vary if the actual cash flows differ from projected due to actual defaults or changes in estimated default or recovery rates. As an example, an increase in the near-term default rate by 100 basis points, in and of itself, would reduce the cash flow projections by approximately $10 million based on underlying investments as of December 31, 2004. The level of change in near-term default rates would have to be significantly higher than 100 basis points to cause a change in carrying value of IDS Life's structured investments due to previously recognized impairment losses coupled with subsequent improvement in actual default rates.

See "Application of Recent Accounting Standards" in Note 1 to the Consolidated Financial Statements for a discussion of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which when finalized by the FASB, may affect IDS Life's investment securities valuation policy.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) represent the costs of acquiring new insurance and annuity business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and health insurance products. These costs are deferred to the extent they are recoverable from future profits. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, principally as a percentage of premiums or estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

For IDS Life's annuity and life and health insurance products, the DAC balances at any reporting date are supported by projections that show management expects there to be adequate premiums, estimated gross profits or interest margins after that date to amortize the remaining DAC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels, and policyholder behavior over periods extending well into the future. Projection periods used for IDS Life's annuity business are typically 10 to 25 years, while projection periods for IDS Life's life and health insurance products are often 50 years or longer. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions. For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in DAC balance and an increase in DAC amortization expense while a decrease in amortization percentage will result in an increase in DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For other life and health insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC is not recoverable. If management concludes that DAC is not recoverable, DAC is reduced to the amount that is recoverable based on best estimate assumptions.

For annuity and life and health insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates drive projected interest margins, while assumptions about rates credited to policyholder accounts and equity market performance drive projected customer asset value growth rates and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance business during the DAC amortization period.

The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis. IDS Life uses a mean reversion method as a monthly guideline in setting near-term customer asset value growth rates based on a long-term view of financial market performance as well as actual historical performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, IDS Life will reassess the near-term rate in order to continue to project its best estimate of long-term growth. The near-term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. Management is currently assuming a 7 percent long-term customer asset value growth rate. If IDS Life increased or decreased its assumption related to this growth rate by 100 basis points, the impact on the DAC amortization expense would be a decrease or increase of approximately $50 million pretax.

Management monitors other principal DAC assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, could impact IDS Life's DAC balances. For example, if IDS Life increased or decreased its interest margin on its universal life and on the fixed portion of its variable universal life insurance products by 10 basis points, the impact on the DAC amortization expense would be a decrease or increase of approximately $5 million pretax. Additionally, if IDS Life extended or reduced the amortization periods one year for variable annuities to reflect changes in premium paying persistency and/or surrender assumptions, the impact on DAC amortization expense would be a decrease or increase of approximately $20 million. The amortization impact of extending or reducing the amortization period any additional years is not linear.

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

Liabilities for Future Policy Benefits

Fixed Annuities and Variable Annuity Guarantees

Liabilities for fixed and variable deferred annuities are equal to accumulation values which are the cumulative gross deposits, credited interest and fund performance less withdrawals and mortality and expense risk charges.

The majority of the variable annuity contracts offered by IDS Life contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. IDS Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up
(GGU) benefits. In addition, IDS Life offers contracts containing guaranteed minimum income benefit (GMIB) and guaranteed minimum withdrawal benefit (GMWB) provisions.

Effective January 1, 2004, liabilities for variable annuity death and GMIB benefits have been established under SOP 03-1. Actuarial models to simulate various equity market scenarios are used to project these benefits and contract assessments and include making significant assumptions related to customer asset value growth rates, mortality, persistency and investment margins. These assumptions, as well as their periodic review by management, are consistent with those used for DAC purposes. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed. See "Application of Recent Accounting Standards" section in Note 1 of the Consolidated Financial Statements regarding the impact of the adoption of SOP 03-1.

Liabilities for equity indexed deferred annuities issued in 1999 or later are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options. Liabilities for equity indexed deferred annuities issued before 1999 are equal to the present value of guaranteed benefits and the intrinsic value of index-based benefits.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2004, depending on year of issue, with an average rate of approximately 6.1% at December 31, 2004.

Life and Disability Policies

Liabilities for life insurance claims that have been reported but have not yet been paid (unpaid claim liabilities) are equal to the death benefits payable under the policies. For disability income and long-term care claims, unpaid claim liabilities are equal to benefit amounts due and accrued including the expense of reviewing claims and making benefit payment determinations. Liabilities for claims that have occurred but have not been reported are estimated based on periodic analysis of the actual lag between when a claim occurs and when it is reported. Where applicable, amounts recoverable from other insurers who share in the risk of the products offered (reinsurers) are separately recorded as receivables.

Liabilities for fixed and variable universal life insurance are equal to accumulation values which are the cumulative gross premiums, credited interest, and fund performance less withdrawals and mortality and expense risk charges.

Liabilities for future benefits on term and whole life insurance are based on the net level premium method, using anticipated premium payments, mortality rates, policy persistency and interest rates earned on the assets supporting the liability. Anticipated mortality rates are based on established industry mortality tables, with modifications based on Company experience. Anticipated policy premium payments and persistency rates vary by policy form, issue age and policy duration. Anticipated interest rates range from 4% to 10% at December 31, 2004, depending on policy form, issue year and policy duration.

Liabilities for future disability income and long-term care policy benefits include both policy reserves and claim reserves. Policy reserves are the amounts needed to meet obligations for future claims and are based on the net level premium method, using anticipated premium payments and morbidity, mortality, policy persistency and discount rates. Anticipated morbidity and mortality rates are based on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for disability income policies, occupation class. Anticipated discount rates for disability income policy reserves at December 31, 2004 are 7.5% at policy issue and grade to 5% over 5 years. Anticipated discount rates for long-term care policy reserves at December 31, 2004 were 5.9% grading up to 8.9% over 30 years.

Claim reserves are the amounts needed to meet obligations for continuing claim payments on already incurred claims. Claim reserves are calculated based on claim continuance tables which estimate the likelihood that an individual will continue to be eligible for benefits and anticipated interest rates earned on assets supporting the reserves. Anticipated claim continuance rates are based on established industry tables. Anticipated discount rates for claim reserves for both disability income and long-term care range from 3% to 8% at December 31, 2004, with an average rate of approximately 5.2% at December 31, 2004. IDS Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers' earnings.

Liquidity and Capital Resources

Capital Strategy

The liquidity requirements of IDS Life are generally met by funds provided by deposits, premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investments and capital contributions from AEFC. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to AEFC and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations. During the second and fourth quarter of 2004, IDS Life approved and paid dividends to AEFC of $430 million and $500 million, respectively. IDS Life expects to continue to maintain adequate capital to meet internal and external Risk-Based Capital requirements.

Funding Strategy

IDS Life, on a consolidated basis, has available lines of credit with AEFC aggregating $295 million ($195 million committed and $100 million uncommitted). There were no line of credit borrowings outstanding with AEFC at December 31, 2004 and 2003. At December 31, 2004 and 2003, IDS Life had outstanding reverse repurchase agreements totaling $47 million and $67.5 million, respectively. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

IDS Life's total assets and liabilities increased in 2004 primarily due to higher investments, client contract reserves and separate account assets and liabilities, which increased as a result of new client inflows and market appreciation. Investments primarily include corporate debt and mortgage and other asset-backed securities. IDS Life's corporate debt securities comprise a diverse portfolio with the largest concentrations, accounting for approximately 66 percent of the portfolio, in the following industries: banking and finance, utilities, and communications and media. Investments also include $4.3 billion and $4.6 billion of mortgage loans on real estate, policy loans and other investments at December 31, 2004 and 2003, respectively. Investments are principally funded by sales of insurance and annuities and by reinvested income. Maturities of these investment securities are largely matched with the expected future payments of insurance and annuity obligations.

Investments include $2.2 billion and $2.4 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at December 31, 2004 and 2003, respectively. These investments represent 8 percent and 9 percent of IDS Life's investment portfolio at December 31, 2004 and 2003, respectively.

Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. IDS Life earns fees from the related accounts.

Off-Balance Sheet Arrangements and Contractual Obligations

IDS Life has identified arrangements, obligations and other relationships that may have a material current or future effect on its financial condition, changes in financial condition, results of operations or liquidity and capital resources.

Contractual Obligations

The contractual obligations identified in the table below include on-balance sheet transactions that represent material expected or contractually committed future obligations of IDS Life.

                                                                             Payments due by year
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    2006-            2008-            2010 and
(Millions)                                         Total            2005            2007             2009            thereafter
---------------------------------------------------------------------------------------------------------------------------------
    Insurance and annuities (1)             $       54,755    $      3,366   $       7,036    $        6,937   $         37,416
---------------------------------------------------------------------------------------------------------------------------------
Total                                       $       54,755    $      3,366   $       7,036    $        6,937   $         37,416
---------------------------------------------------------------------------------------------------------------------------------

(1) These scheduled payments are represented by reserves of $32.9 billion at December 31, 2004 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

IDS Life has off-balance sheet arrangements that include retained interests in assets transferred to unconsolidated entities as more fully described below.

Consolidated Variable Interest Entities

Assets consolidated as a result of the December 31, 2003 adoption of FIN 46 were $907 million. The newly consolidated assets consisted of $834 million of cash and $73 million of derivatives, essentially all of which are restricted. The effect of consolidating these assets on IDS Life's balance sheet was offset by IDS Life's previously recorded carrying values of its investment in such structures, which totaled $673 million, and $166 million of newly consolidated liabilities.

The consolidation of FIN 46-related entities resulted in a cumulative effect of accounting change that increased 2003 net income through a non-cash gain of $44.5 million ($68.4 million pretax) related to the consolidation of the three SLTs. One of the three SLTs originally consolidated was liquidated in 2004 and the other two are in the process of being liquidated as of December 31, 2004.

The initial gain related to the application of FIN 46 for the SLTs had no cash flow effect on IDS Life. The expected impact related to the liquidation of the two remaining SLTs is a $4 million non-cash charge and has been included in the 2004 results of operations. However, further adjustments to that amount could occur based on market movements and execution of the liquidation process. To the extent further adjustments are incurred in the liquidation of the remaining SLT portfolios, IDS Life's maximum cumulative exposure to pretax loss is represented by the pretax net assets, which is $462 million at December 31, 2004.

Retained Interest in Assets Transferred to Unconsolidated Entities

As of December 31, 2004, IDS Life continued to hold investments in CDOs, some of which are also managed by an affiliate, and were not consolidated pursuant to the adoption of FIN 46 as IDS Life was not considered the primary beneficiary. IDS Life invested in CDOs as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. IDS Life's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of December 31, 2004, the carrying values of the CDO residual tranches, managed by an affiliate, were $4.5 million. IDS Life also has an interest in a CDO securitization with a carrying value of $526.2 million of which $389.9 million is considered investment grade. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, IDS Life's return correlates to the performance of portfolios of high-yield bonds and/or bank loans comprising the CDOs.

The carrying value of the CDOs, as well as derivatives recorded on the balance sheet as a result of consolidating the two SLTs, which are in the process of being liquidated, and IDS Life's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDOs or in the reference portfolio of the SLTs and, as such, are subject to change. Although the exposure associated with IDS Life's investment in CDOs is limited to the carrying value of such investments, the CDOs have significant volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than IDS Life's exposure. In the event of significant deterioration of a portfolio, the relevant CDO may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO carrying amount. The derivatives recorded as a result of consolidating and now liquidating certain SLTs under FIN 46 are primarily valued based on the expected gains and losses from liquidating a reference portfolio of high-yield loans. As previously mentioned, the exposure to loss related to these derivatives is represented by the pretax net assets of the SLTs, which is $462 million at December 31, 2004. Deterioration in the value of the reference portfolio would likely result in deterioration of the consolidated derivative value. See Note 3 to the Consolidated Financial Statements for further discussion regarding the consolidated SLTs.

Contingent Liquidity Planning

AEFC has developed a contingent funding plan that enables IDS Life to meet daily customer obligations during periods in which its customers elect to withdraw funds from their annuity and insurance contracts. This plan is designed to ensure that IDS Life could meet these customer withdrawals by selling or obtaining financing, through reverse repurchase agreements, of portions of its investment securities portfolio.

Risk Management

IDS Life and its subsidiaries through their respective Board of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment security portfolios based upon the type and behavior of the liabilities underlying the products, portfolios to achieve targeted levels of profitability within defined risk parameters and to meet contractual obligations.

IDS Life has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuity. As part of this approach, IDS Life develops specific investment guidelines outlining the minimum required investment return and liquidity requirements to support future benefit payments under its insurance and annuity obligations. These same objectives must be consistent with management's overall investment objectives for the general account investment portfolio.

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

As part of IDS Life's investment process, management, with the assistance of its investment advisors, conducts a quarterly review of investment performance. The review process conducted by IDS Life's Investment Committee involves the review of certain invested assets which the committee evaluates to determine whether or not any investments are other than temporarily impaired and/or which specific interest earning investments should be put on an interest non-accrual basis.

Interest Rate Risk

At IDS Life, interest rate exposures arise primarily within the fixed account portion of its annuity and insurance products. Rates credited to customers' accounts generally reset at shorter intervals than the yield on underlying investments. Therefore, IDS Life's interest spread margins are affected by changes in the general level of interest rates. The extent to which the level of interest rates affects spread margins is managed primarily by a combination of modifying the maturity structure of the investment portfolio and entering into interest rate swaptions or other derivative instruments that effectively lengthen the rate reset interval on customer liabilities. IDS Life has entered into interest rate swaptions with notional amounts totaling $1.2 billion to hedge the impact of increasing interest rates on forecasted fixed annuity sales.

The negative effect on IDS Life's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and customer behavior based on the application of proprietary models, to the book of business at December 31, 2004 and December 31, 2003 would be approximately $15.4 million and $19.6 million, respectively.

Equity Market Risk

IDS Life has two primary exposures to the general level of equity markets. One exposure is that IDS Life earns fees from variable annuity and variable life insurance products. The amount of such fees is generally based on the value of the portfolios, and thus is subject to fluctuation with the general level of equity market values. To reduce the sensitivity of IDS Life's fee revenues to the general performance of equity markets, IDS Life has from time to time entered into various combinations of financial instruments that mitigate the negative effect on fees that would result from a decline in the equity markets. The second exposure is that IDS Life writes and purchases index options to manage the margin related to certain annuity products that pay interest based upon the relative change in a major stock market index between the beginning and end of the annuity product's term. At December 31, 2004, equity-based derivatives with a net notional amount of $260.8 million were outstanding to hedge the margin related to certain annuity products that pay interest based upon the relative change in a major stock market index.

The negative effect on IDS Life's pretax earnings of a 10 percent decline in equity markets would be approximately $36.3 million and $39.3 million based on annuity and insurance business inforce and equity index options as of December 31, 2004 and 2003, respectively.

Impact of Market-Volatility on Results of Operations

As discussed above, various aspects of IDS Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB) and certain other variable annuity benefits, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB and other variable annuity benefit provisions and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of IDS Life's structured investment portfolios are impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by IDS Life, and other fees received based on the value of those assets; IDS Life's ability to recover Deferred Policy Acquisition Costs
(DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in IDS Life's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by IDS Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on IDS Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; IDS Life's ability to develop and roll out new and attractive products to clients in a timely manner; successfully cross-selling insurance and annuity products and services to AEFC's customer base; fluctuations in interest rates, which impacts IDS Life's spreads in the insurance and annuity businesses; credit trends and the rate of bankruptcies which can affect returns on IDS Life's investment portfolios; lower than anticipated spreads in the insurance and annuity business; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect IDS Life against losses; negative changes in IDS Life Insurance Company's and its four life insurance company subsidiaries' credit ratings; increasing competition in all of IDS Life's insurance and annuity business; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving SLTs that IDS Life invests in which could affect both IDS Life's financial condition and results of operations; changes in laws or government regulations; outcomes associated with litigation and compliance and regulatory matters.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in the management's discussion and analysis of financial condition and results of operations under the section risk management.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements.

See Index to Financial Statements at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

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

                                    PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express Company has appointed Ernst & Young LLP (Ernst & Young) as independent auditors to audit the Consolidated Financial Statements of IDS Life for the years ended December 31, 2004 and 2005.

Fees Paid to the Registrant's Independent Auditor

The following table presents fees for professional services rendered by Ernst & Young, LLP for the audit of IDS Life's financial statements for the years ended December 31, 2004 and 2003 and other fees billed for other services rendered by Ernst & Young, LLP during those periods.

(thousands)                                           2004           2003
--------------------------------------------------------------------------------
Audit (1)                                        $       1,434   $       1,894
Tax (2)                                                      -               -
All Other (3)                                                -               -
--------------------------------------------------------------------------------
Total                                            $       1,434   $       1,894
================================================================================

(1) Audit fees include audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2) Tax fees included all services performed by the independent auditor's tax personnel.

(3)  All other fees included miscellaneous out-of-pocket expenses.

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

     (a) (1)      Financial Statements

         See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

         (2)      Financial Statement Schedules

         See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

         All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements or is not required. Therefore, all schedules have been omitted.

         (3)      Exhibits

         See Exhibit Index on pages E-1 through E-3 hereof.

         (b)      Reports on Form 8-K.

                  Form 8-K, filed November 24, 2004 (as amended by form 8-K/A filed on December 9, 2004), items 4.01 and 9.01, reporting on IDS Life Insurance Company's decision to dismiss the firm of Ernst & Young LLP as IDS Life Insurance Company's independent registered public accountants and approve the future engagement of PricewaterhouseCoopers LLP as IDS Life Insurance Company's independent registered public accountants for the fiscal year ending December 31, 2005.

                  In addition, IDS Life Insurance Company filed a Form 8-K on February 24, 2005, item 4.01, reporting on the American Express Company's spin-off of AEFC. In view of the spin-off, the Audit Committee of the Board of Directors of American Express Company determined to hire Ernst & Young LLP to be the independent registered public accountants for AEFC and its subsidiaries, including IDS Life Insurance Company, for the 2005 audit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IDS LIFE INSURANCE COMPANY
                                   Registrant

March 14, 2005                     By   /s/ Mark E. Schwarzmann
--------------                          ----------------------------------------
Date Mark E. Schwarzmann, Director, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2005                     By   /s/ Gumer C. Alvero
--------------                          ----------------------------------------
Date                                        Gumer C. Alvero, Director and
                                            Executive Vice President - Annuities

March 14, 2005                     By   /s/ Timothy V. Bechtold
--------------                          ----------------------------------------
Date                                        Timothy V. Bechtold, Director and
                                            President

March 14, 2005                     By   /s/ Arthur H. Berman
--------------                          ----------------------------------------
Date Arthur H. Berman, Director and Executive Vice President - Finance and Chief Financial Officer

March 14, 2005                     By   /s/ David K. Stewart
--------------                          ----------------------------------------
Date                                        David K. Stewart, Vice President and
                                            Controller

March 14, 2005                     By   /s/ Roger Natarajan
--------------                          ----------------------------------------
Date                                        Roger Natarajan, Director

March 14, 2005                     By   /s/ Mark E. Schwarzmann
--------------                          ----------------------------------------
Date Mark E. Schwarzmann, Director, Chairman of the Board and Chief Executive Officer

                           IDS LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS
       COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                  (Item 14 (a))

                                                                    Page Number

Consolidated Financial Statements:

Report of Management                                                     F-2

Report of Independent Registered Public Accounting Firm                  F-3

Consolidated Balance Sheets at December 31, 2004 and 2003            F-4 to F-5

Consolidated Statements of Income for each of the three
years ended December 31, 2004, 2003 and 2002                             F-6

Consolidated Statements of Cash Flows for each of the three
years ended December 31, 2004, 2003 and 2002                         F-7 to F-8

Consolidated Statements of Stockholder's Equity for each of
the three years ended December 31, 2004, 2003 and 2002               F-9 to F-11

Notes to Consolidated Financial Statements                          F-12 to F-37

Schedules:

All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and notes thereto or is not required. Therefore, all schedules have been omitted.

Report of Management

The management of IDS Life Insurance Company is responsible for the preparation and fair presentation of its Consolidated Financial Statements, which have been prepared in conformity with U.S. generally accepted accounting principles, and include amounts based on the best judgment of management. IDS Life Insurance Company's management is also responsible for the accuracy and consistency of other financial information included in this annual report.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors
IDS Life Insurance Company

We have audited the accompanying consolidated balance sheets of IDS Life Insurance Company (a wholly owned subsidiary of American Express Financial Corporation) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of IDS Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS Life Insurance Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2004 IDS Life Insurance Company adopted the provision of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" and in 2003 adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities."

/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 18, 2005

                                                      IDS LIFE INSURANCE COMPANY
                                                      CONSOLIDATED BALANCE SHEETS
                                                             December 31,
                                                    (Thousands, except share data)

                                                                                            2004                     2003
                                                                                   ---------------------    --------------------
ASSETS
Investments: (Note 2)
Available-for-Sale:
   Fixed maturities, at fair value (amortized cost: 2004, $27,400,640; 2003,
   $26,596,709)                                                                    $        28,131,195      $      27,293,565
   Preferred and common stocks, at fair value (cost: 2004, $30,019;
   2003, $30,019)                                                                               31,256                 31,046
Mortgage loans on real estate, at cost (less reserves: 2004, $45,347;
   2003, $47,197)                                                                            2,923,542              3,180,020
Policy loans                                                                                   588,574                578,000
Trading securities and other investments                                                       753,298                801,871
                                                                                   ---------------------    --------------------
         Total investments                                                                  32,427,865             31,884,502

Cash and cash equivalents                                                                      131,427                400,294
Restricted cash                                                                                535,821                834,448
Amounts recoverable from reinsurers                                                            876,408                754,514
Amounts due from brokers                                                                         7,109                  1,792
Other accounts receivable                                                                       52,527                 68,422
Accrued investment income                                                                      351,522                355,374
Deferred policy acquisition costs (Note 4)                                                   3,637,956              3,336,208
Deferred sales inducement costs (Note 5)                                                       302,997                278,971
Other assets                                                                                   308,398                253,858
Separate account assets                                                                     32,454,032             27,774,319
                                                                                   ---------------------    --------------------
         Total assets                                                              $        71,086,062      $      65,942,702
                                                                                   =====================    ====================


See Notes to Consolidated Financial Statements.

                                                      IDS LIFE INSURANCE COMPANY
                                                CONSOLIDATED BALANCE SHEETS (continued)
                                                             December 31,
                                                    (Thousands, except share data)

                                                                                            2004                        2003
                                                                                   ---------------------     ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Future policy benefits:
   Fixed annuities                                                                 $        26,978,596       $     26,376,944
   Variable annuity guarantees (Note 5)                                                         32,955                      -
   Universal life-type insurance                                                             3,689,639              3,569,882
   Traditional life insurance                                                                  271,516                254,641
   Disability income and long-term care insurance                                            1,942,656              1,724,204
Policy claims and other policyholders' funds                                                    69,884                 67,911
Amounts due to brokers                                                                         162,609                228,707
Deferred income taxes, net                                                                     141,202                139,814
Other liabilities                                                                              437,418                408,444
Separate account liabilities                                                                32,454,032             27,774,319
                                                                                   ---------------------     ------------------
         Total liabilities                                                                  66,180,507             60,544,866
                                                                                   ---------------------     ------------------

Commitments and contingencies

Stockholder's equity:
   Capital stock, $30 par value;
   100,000 shares authorized, issued and outstanding                                             3,000                  3,000
   Additional paid-in capital                                                                1,370,388              1,370,388
   Retained earnings                                                                         3,190,474              3,624,837
   Accumulated other comprehensive income (loss), net of tax:
     Net unrealized securities gains                                                           370,615                405,456
     Net unrealized derivative losses                                                          (28,922)                (5,845)
                                                                                   ---------------------     ------------------
         Total accumulated other comprehensive income                                          341,693                399,611
                                                                                   ---------------------     ------------------
             Total stockholder's equity                                                      4,905,555              5,397,836
                                                                                   ---------------------     ------------------

Total liabilities and stockholder's equity                                         $        71,086,062       $     65,942,702
                                                                                   =====================     ==================


See Notes to Consolidated Financial Statements.

                                                      IDS LIFE INSURANCE COMPANY
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                       Years ended December 31,
                                                              (Thousands)

                                                                      2004                   2003                 2002
                                                              -------------------    ---------------------  -----------------
Revenues
   Premiums:
     Traditional life insurance                               $          68,335      $           64,890    $          60,740
     Disability income and long-term care insurance                     283,608                 284,111              273,737
                                                              -------------------    ---------------------  -----------------

         Total premiums                                                 351,943                 349,001              334,477

   Net investment income                                              1,777,446               1,705,185            1,562,592
   Contractholder and policyholder charges                              554,344                 530,190              525,497
   Mortality and expense risk and other fees                            430,320                 390,516              404,787
   Net realized gain (loss) on investments                               27,292                   4,445               (5,243)
                                                              -------------------    ---------------------  -----------------

         Total                                                        3,141,345               2,979,337            2,822,110
                                                              -------------------    ---------------------  -----------------

Benefits and expenses
   Death and other benefits:
     Traditional life insurance                                          36,843                  38,870               36,850
     Investment contracts and universal life-type insurance             227,664                 209,065              214,222
     Disability income and long-term care insurance                      67,261                  57,339               52,972
   Increase (decrease) in liabilities for future policy
     benefits:
     Traditional life insurance                                           1,381                  (2,401)               2,841
     Disability income and long-term care insurance                     123,289                 142,532              134,605
   Interest credited on investment contracts and universal
     life-type insurance                                              1,127,875               1,242,020            1,163,351
   Amortization of deferred policy acquisition costs                    260,778                 264,308              320,629
   Other insurance and operating expenses                               503,872                 453,065              426,633
                                                              -------------------    ---------------------  -----------------

           Total                                                      2,348,963               2,404,798            2,352,103
                                                              -------------------    ---------------------  -----------------

Income before income tax provision and accounting change                792,382                 574,539              470,007
Income tax provision                                                    226,177                  66,945               87,826
                                                              -------------------    ---------------------  -----------------

Income before accounting change                                         566,205                 507,594              382,181
Cumulative effect of accounting change, net of tax
   benefit (Note 1)                                                     (70,568)                 44,463                    -
                                                              -------------------    ---------------------  -----------------

Net income                                                    $         495,637      $          552,057    $         382,181
                                                              ===================    ================== =====================


See Notes to Consolidated Financial Statements.

                                                      IDS LIFE INSURANCE COMPANY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       Years ended December 31,
                                                              (Thousands)

                                                                         2004                   2003                   2002
                                                                 -------------------    -------------------    -------------------
Cash flows from operating activities
Net income                                                       $         495,637      $        552,057       $         382,181
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Policy loans, excluding universal life-type insurance:
     Repayment                                                              37,592                43,596                  49,256
     Issuance                                                              (39,230)              (34,490)                (35,345)
  Change in amounts recoverable from reinsurers                           (121,894)             (121,004)               (104,344)
  Change in other accounts receivable                                       15,895               (12,177)                 (9,896)
  Change in accrued investment income                                        3,852               (64,359)                 (5,139)
  Change in deferred policy acquisition costs, net                        (273,291)             (252,620)               (229,158)
  Change in liabilities for future policy benefits for
     traditional life, disability income and long-term care
     insurance                                                             235,327               265,233                 245,275
  Change in policy claims and other policyholder's funds                     1,973               (17,489)                 13,521
  Deferred income tax provision (benefit)                                   70,574               (30,714)                116,995
  Change in other assets and liabilities, net                              249,054              (177,937)                (18,568)
  Amortization of premium, net                                              92,617               160,862                  65,869
  Net realized (gain) loss on investments                                  (27,292)               (4,445)                  5,243
  Trading securities, net                                                    6,788              (358,200)               (126,094)
  Net realized (gain) loss on trading securities                           (37,460)              (30,400)                  2,480
  Policyholder and contractholder charges, non-cash                       (231,611)             (234,098)               (232,725)
  Cumulative effect of accounting change, net of tax
     benefit (Note 1)                                                       70,568               (44,463)                      -
                                                                 -------------------    -------------------    -------------------

Net cash provided by (used in) operating activities              $         549,099      $       (360,648)      $         119,551
                                                                 -------------------    -------------------    -------------------



See Notes to Consolidated Financial Statements.

                                                      IDS LIFE INSURANCE COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                       Years ended December 31,
                                                              (Thousands)

                                                                         2004                    2003                    2002
                                                                 -------------------    --------------------    --------------------
Cash flows from investing activities
  Available-for-Sale securities:
     Sales                                                              1,603,285               12,232,235               10,093,228
     Maturities, sinking fund payments and calls                        1,931,070                4,152,088                3,078,509
     Purchases                                                         (4,392,522)             (20,527,995)             (16,287,891)
  Other investments, excluding policy loans:
     Sales, maturities, sinking fund payments and calls                   690,333                  621,163                  482,908
     Purchases                                                           (402,235)                (438,336)                (390,092)
     Change in amounts due to and from brokers, net                       (71,415)              (3,261,601)               1,693,251
                                                                 -------------------    --------------------    --------------------

         Net cash used in investing activities                           (641,484)              (7,222,446)              (1,330,087)
                                                                 -------------------    --------------------    --------------------

Cash flows from financing activities
  Activities related to investment contracts and
     universal life-type insurance:
     Considerations received                                            2,350,426                4,267,115                4,638,111
     Interest credited to account values                                1,127,875                1,242,020                1,163,351
     Surrenders and other benefits                                     (2,715,847)              (2,235,889)              (1,655,631)
  Universal life-type insurance policy loans:
     Repayment                                                             84,281                   85,760                   89,346
     Issuance                                                             (93,217)                 (81,740)                 (80,831)
  Capital contribution                                                          -                  282,061                  400,000
  Cash dividend to American Express Financial Corporation                (930,000)                       -                  (70,000)
                                                                 -------------------    --------------------    --------------------
         Net cash (used in) provided by financing activities             (176,482)               3,559,327                4,484,346
                                                                 -------------------    --------------------    --------------------

  Net (decrease) increase  in cash and cash equivalents                  (268,867)              (4,023,767)               3,273,810
  Cash and cash equivalents at beginning of year                          400,294                4,424,061                1,150,251
                                                                 -------------------    --------------------    --------------------

  Cash and cash equivalents at end of year                       $        131,427       $          400,294      $         4,424,061
                                                                 ===================    ====================    ====================

  Supplemental disclosures:
     Income taxes paid                                           $        196,397       $          103,034      $                 -
     Interest on borrowings                                      $            411       $            2,926      $             7,623
     Non-cash ownership transfer of net assets of AEC
       to AEFC in 2003 (Note 8)                                  $              -       $          282,061      $                 -

See Notes to Consolidated Financial Statements.

                                                      IDS LIFE INSURANCE COMPANY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                              For the three years ended December 31, 2004
                                                              (Thousands)

                                                                             Accumulated
                                                                                 Other
                                                            Additional       Comprehensive                          Total
                                               Capital        Paid-in        Income (Loss),       Retained      Stockholder's
                                                Stock         Capital          Net of Tax         Earnings          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                   $    3,000  $        688,327  $       84,775      $  3,042,660    $   3,818,762
Comprehensive income:
    Net income                                                                                      382,181          382,181
    Net unrealized holding gains on
       Available-for-Sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of ($75,351) and income tax
       provision of ($228,502)                                                    424,360                            424,360
    Reclassification adjustment for
       gains on Available-for-Sale
       securities included in net
       income, net of income tax
       provision of ($5,645)                                                      (10,484)                           (10,484)
    Reclassification adjustment for
       gains  on derivatives included
       in net income, net of income tax
       provision of ($305)                                                           (568)                              (568)
                                                                                                                 ------------
    Total comprehensive income                                                                                       795,489
Capital contribution                                              400,000                                            400,000
Cash dividend to American Express Financial
   Corporation (Note 8)                                                                             (70,000)         (70,000)
-----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                   $    3,000  $      1,088,327  $      498,083      $  3,354,841    $   4,944,251
=============================================================================================================================

See Notes to Consolidated Financial Statements.

                                                      IDS LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                                              For the three years ended December 31, 2004
                                                              (Thousands)

                                                                             Accumulated
                                                                                 Other
                                                            Additional       Comprehensive                          Total
                                               Capital        Paid-in        Income (Loss),       Retained      Stockholder's
                                                Stock         Capital          Net of Tax         Earnings          Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                   $    3,000   $     1,088,327  $          498,083  $    3,354,841   $     4,944,251
Comprehensive income:
    Net income                                                                                        552,057           552,057
    Net unrealized holding losses on
       Available-for-Sale securities
       arising during the year, net of
       deferred policy acquisition costs
       of ($5,594) and income tax
       benefit of $46,545                                                             (79,470)                          (79,470)
    Reclassification adjustment for
       gains on Available-for-Sale
       securities included in net
       income, net of income tax
       provision of ($6,044)                                                          (11,225)                          (11,225)
    Net unrealized holding losses on
       derivatives arising during the
       year, net of income tax benefit
       of $3,663                                                                       (6,802)                           (6,802)
    Reclassification adjustment for
        gains  on derivatives included
        in net income, net of income
        tax provision of ($525)                                                          (975)                             (975)
                                                                                                                  --------------
    Total comprehensive income                                                                                          453,585
Capital contribution                                              282,061                                               282,061
Non-cash dividend of American Express
    Corporation to American Express
    Financial Corporation (Note 8)                                                                   (282,061)         (282,061)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                   $    3,000   $     1,370,388  $          399,611  $    3,624,837   $     5,397,836
================================================================================================================================




See Notes to Consolidated Financial Statements.

                                            IDS LIFE INSURANCE COMPANY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (continued)
                                    For the three years ended December 31, 2004
                                                    (Thousands)

                                                                             Accumulated
                                                                                 Other
                                                            Additional       Comprehensive                          Total
                                               Capital        Paid-in        Income (Loss),       Retained      Stockholder's
                                                Stock         Capital          Net of Tax         Earnings          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                 $    3,000   $     1,370,388  $         399,611   $    3,624,837   $     5,397,836
Comprehensive income:
    Net income                                                                                      495,637           495,637
    Net unrealized holding losses on
       Available-for-Sale securities
       arising during the year, net of
       income tax benefit of $8,222
       and net of adjustments to
       deferred policy acquisition
       costs of $8,857, deferred sales
       inducement costs of
       ($10,109), and fixed annuity
       liabilities of ($86,485).                                                   (14,848)                           (14,848)
    Reclassification adjustment for
       gains on Available-for-Sale
       securities included in net
       income, net of income tax
       provision of ($10,765)                                                      (19,993)                           (19,993)
    Net unrealized holding losses on
       derivatives arising during the
       year, net of income tax benefit
       of $11,901                                                                  (22,102)                           (22,102)
    Reclassification adjustment for
       gains  on derivatives included
       in net income, net of income
       tax provision of ($525)                                                        (975)                              (975)
                                                                                                                --------------
    Total comprehensive income                                                                                        437,719
Cash dividends to American Express
   Financial Corporation (Note 8)                                                                  (930,000)         (930,000)
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                 $    3,000   $     1,370,388  $         341,693   $    3,190,474   $     4,905,555
==============================================================================================================================


See Notes to Consolidated Financial Statements.

                           IDS LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of significant accounting policies

     Nature of business

     IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation (AEFC), which is a wholly owned subsidiary of American Express Company. IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuity products almost exclusively through the American Express Financial Advisors Inc. (AEFAI) retail sales force. IDS Life Insurance Company has four wholly owned life insurance company subsidiaries: IDS Life Insurance Company of New York, a New York stock life insurance company (IDS Life of New York); American Partners Life Insurance Company, an Arizona stock life insurance company (American Partners Life); American Enterprise Life Insurance Company, an Indiana stock life insurance company (American Enterprise Life); and American Centurion Life Assurance Company, a New York stock life insurance company (American Centurion Life), that distribute their products through various distribution channels. IDS Life of New York serves New York State residents and distributes its fixed and variable insurance and annuity products exclusively through AEFAI's retail sales force. American Enterprise Life provides clients of financial institutions and regional and/or independent broker-dealers with American Express branded financial products and wholesaling services to support its retail insurance and annuity operations. American Enterprise Life underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. Effective in December 2004, American Enterprise Life received a Certificate of Authority to transact business in the State of New Hampshire. American Centurion Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors, in New York. American Partners Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO 2, LLC which hold real estate investments. IDS Life Insurance Company and its six subsidiaries are referred to collectively as "IDS Life" in these Consolidated Financial Statements and notes thereto.

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

     The accompanying Consolidated Financial Statements have been prepared in conformity with U. S. generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as included in Note 7. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     Principles of Consolidation

     IDS Life consolidates all non-variable interest entities, as defined below, in which it holds a greater than 50 percent voting interest, except for immaterial seed money investments in mutual and hedge funds, which are accounted for as trading securities. Entities in which IDS Life holds a greater than 20 percent but less than 50 percent voting interest are accounted for under the equity method. All other investments in subsidiaries are accounted for under the cost method unless IDS Life determines that it exercises significant influence over the entity by means other than voting rights, in which case, these entities are either accounted for under the equity method or are consolidated, as appropriate.

     IDS Life also consolidates all Variable Interest Entities (VIEs) for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised (FIN 46). The determination as to whether an entity is a VIE is based on the amount and characteristics of the entity's equity. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

     Qualifying Special Purpose Entities (QSPEs) under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated. Such QSPEs include a securitization trust containing a majority of the IDS Life's rated collateralized debt obligations (CDOs) described in Note 2.

     Revenues

     Premium revenues

     Premium revenues include premiums on traditional life, disability income and long-term care products. Such premiums are recognized as revenue when due.

     Net investment income

     Net investment income predominantly consists of interest income earned on fixed maturity securities classified as Available-for-Sale, structured securities, mortgage loans on real estate, policy loans and trading securities and other investments. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and mortgage loans on real estate so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. Interest income on structured securities is recognized according to Emerging Issues Task Force (EITF) Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets."

     Contractholder and policyholder charges

     Contractholder and policyholder charges include certain charges assessed on annuities and universal and variable universal life insurance. Contractholder and policyholder charges include cost of insurance, administrative and surrender charges on annuities and universal and variable universal life insurance. Cost of insurance charges on universal and variable universal life insurance are recognized as revenue when earned, whereas contract charges and surrender charges on annuities and universal and variable universal life insurance are recognized as revenue when collected.

     Mortality and expense risk and other fees

     Mortality and expense risk and other fees include risk fees, management and administration fees, which are generated directly and indirectly from IDS Life's separate account assets. IDS Life's management and other fees are generally computed as a contractual rate based on the underlying asset values and are generally received monthly.

     Net realized gain (loss) on investments

     Realized gains and losses are recognized using specific identification, on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

     Balance Sheet

     Investments

     Available for sale fixed maturity and equity securities

     Available-for-Sale investment securities are carried at fair value on the balance sheet with unrealized gains (losses) recorded in other accumulated comprehensive income (loss) within equity, net of income tax provisions (benefits) and net of adjustments in assets and liability balances, such as deferred policy acquisition costs (DAC), to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized immediately. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. IDS Life also considers the extent to which cost exceeds fair value, the duration and size of that gap, and management's judgment about the issuer's current and prospective financial condition. Other-than-temporary impairment charges are recorded in net realized gains (losses) on investments within the Consolidated Statements of Income. Fair value is generally based on quoted market prices. However, IDS Life's investment portfolio also contains structured investments of various asset quality, including collateralized debt obligations (CDOs) (backed by high-yield bonds and bank loans), which are not readily marketable. As a result, the carrying values of these structured investments are based on future cash flow projections that require a significant degree of management judgment as to the amount and timing of cash payments, defaults and recovery rates of the underlying investments and, as such, are subject to change.

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

     Trading securities and other investments

     Included in trading securities and other investments are trading securities, syndicated loans and real estate. Trading securities primarily include hedge funds and mutual fund seed money investments. Trading securities are held at fair market value with changes in value recognized in the Consolidated Statements of Income within net investment income. Syndicated loans reflect amortized cost less reserves for losses and real estate is carried at its estimated fair value.

     Cash and cash equivalents

     IDS Life has defined cash equivalents to include other highly liquid investments with original maturities of 90 days or less.

     Restricted cash

     As a result of the adoption of FIN 46 in 2003, IDS Life consolidated restricted cash held by secured loan trusts (SLTs) where such cash cannot be utilized for operations. See "Application of Recent Accounting Standards" below for a description of FIN 46.

     Reinsurance

     IDS Life reinsures a portion of the insurance risks associated with its life and long-term care (LTC) insurance products through reinsurance agreements with unaffiliated insurance companies. Reinsurance is used in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. IDS Life evaluates the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies. IDS Life remains primarily liable as the direct insurer on all risks reinsured.

     Generally, IDS Life reinsures 90% of the death benefit liability related to variable, universal and term life insurance product. IDS Life retains, and is at risk for only, 10% of each policy's death benefit from the first dollar of coverage. IDS Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for variable and universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels. The maximum amount of life insurance risk retained by IDS Life is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing LTC policies, IDS Life retained 50% of the risk and the remaining 50% of the risk was ceded to General Electric Capital Assurance Company. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis. Risk on term life and LTC policies is reinsured on a coinsurance basis.

     IDS Life retains all risk for new claims on disability income contracts. Risk is currently managed by limiting the amount of disability insurance written on any one individual. IDS Life also retains all accidental death benefit and waiver of premium risk.

     Deferred policy acquisition costs

     Deferred policy acquisition costs (DAC) represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and life and health insurance products. These costs are deferred to the extent they are recoverable from future profits. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

     For IDS Life's annuity and insurance products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality and morbidity rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis. Management monitors other principal DAC assumptions, such as persistency, mortality and morbidity rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase of DAC amortization while a decrease in amortization percentage will result in a decrease in DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

     Deferred sales inducement costs

     Sales inducement costs consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. These costs were previously included in DAC and were reclassified as part of the adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

     Separate account assets and liabilities

     Separate account assets and liabilities are funds held for exclusive benefit of variable annuity contractholders and variable life insurance policyholders. IDS Life receives fund administrative fees, mortality and expense risk fees, minimum death benefit guarantee fees and cost of insurance charges from the related accounts. Before the fourth quarter of 2003, these fees included investment advisory fees for internally managed mutual funds. In the fourth quarter of 2003, AEFC replaced IDS Life as the investment manager and assumed these duties for the mutual funds and retained IDS Life and its non-New York subsidiaries to provide underlying administrative services. Previous to this change, IDS Life received management fees directly from the proprietary funds and was party to an agreement with AEFC to compensate AEFC for the investment sub-advisory services AEFC provided these proprietary funds. IDS Life's administrative service fees will vary with the market values of these proprietary mutual funds. In addition to IDS Life's administrative service fees, IDS Life receives mortality and expense risk fees from the separate accounts based on the level of assets. In March 2004, a similar structure for the New York subsidiaries was approved by the New York Insurance Department effective as of February 1, 2004. Fees payable from AEFC to IDS Life include administrative service fees.

     IDS Life provides contractual mortality assurances to variable annuity contractholders that the net assets of separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. IDS Life makes periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities that are in the benefit payment period. IDS Life also guarantees that the rates at which administrative charges are deducted from contract funds will not exceed contractual maximums.

     For variable life insurance, IDS Life guarantees that the rates at which administrative charges are deducted from contract funds will not exceed contractual maximums. IDS Life also guarantees that the death benefit will continue to be payable at the initial level regardless of investment performance so long as the minimum premium payments are made.

     Derivative financial instruments and hedging activities

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, (SFAS 133) establishes accounting and reporting requirements for derivative financial instruments, including hedging activities. SFAS 133 requires that all derivatives are recognized on the balance sheet at fair value as either assets or liabilities in IDS Life's Consolidated Balance Sheets. The fair value of IDS Life's derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. IDS Life reports its derivative assets and liabilities in other assets and other liabilities, respectively. The accounting for the change in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.

     Derivative financial instrument agreements introduce the possibility of counterparty credit risk. Counterparty credit risk is the risk that the counterparty will not fulfill the terms of the agreement. IDS Life attempts to minimize counterparty credit risk related to derivative financial instruments through established approval procedures, including setting concentration limits by counterparty, monitoring credit ratings, and requiring collateral, where appropriate. A majority of IDS Life's counterparties are rated A or better by Moody's and Standard & Poor's.

     Cash flow hedges

     For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transactions impact earnings. The amount that is reclassified into earnings is presented in the income statement with the hedged instrument or transaction impact, generally, in net investment income. Any ineffective portion of the gain or loss is reported as a component of net investment income. If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized into earnings immediately.

     Derivative financial instruments that are entered into for hedging purposes are designated as such at the time that IDS Life enters into the contract. As required by SFAS 133, for all derivative financial instruments that are designated for hedging activities, IDS Life formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. IDS Life formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, IDS Life will discontinue the application of hedge accounting. See Note 11 Derivative financial instruments and hedging activities, which describes the types of cash flow hedges used by IDS Life.

     Non-designated derivatives

     IDS Life currently has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS 133. For derivative financial instruments that do not qualify for hedge accounting, or are not designated under SFAS 133 as hedges, changes in fair value are reported in current period earnings generally as a component of net investment income. See Note 11 Derivative financial instruments and hedging activities, which describes the types of economic hedges used by IDS Life.

     Liabilities for future policy benefits

     Fixed annuities and variable annuity guarantees

     Liabilities for fixed and variable deferred annuities are equal to accumulation values which are the cumulative gross deposits, credited interest and fund performance less withdrawals and mortality and expense risk charges.

     The majority of the variable annuity contracts offered by IDS Life contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. IDS Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up (GGU) benefits. In addition, IDS Life offers contracts containing guaranteed minimum income benefit (GMIB) and guaranteed minimum withdrawal benefits (GMWB) provisions.

     Effective January 1, 2004, liabilities for these variable annuity death and income benefits have been established under SOP 03-1. Actuarial models to simulate various equity market scenarios are used to project these benefits and contract assessments and include making significant assumptions related to customer asset value growth rates, mortality, persistency and investment margins. These assumptions, as well as their periodic review by management, are consistent with those used for DAC purposes. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed. See Application of Recent Accounting Standards section below for further discussion on SOP 03-1.

     Liabilities for equity indexed deferred annuities issued in 1999 or later are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options. Liabilities for equity indexed deferred annuities issued before 1999 are equal to the present value of guaranteed benefits and the intrinsic value of index-based benefits.

     Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2004, depending on year of issue, with an average rate of approximately 6.1% at December 31, 2004.

     Life and health policies

     Liabilities for life insurance claims that have been reported but have not yet been paid (unpaid claim liabilities) are equal to the death benefits payable under the policies. For disability income and long-term care claims, unpaid claim liabilities are equal to benefit amounts due and accrued including the expense of reviewing claims and making benefit payment determinations. Liabilities for claims that have occurred but have not been reported are estimated based on periodic analysis of the actual lag between when a claim occurs and when it is reported. Where applicable, amounts recoverable from other insurers who share in the risk of the products offered (reinsurers) are separately recorded as receivables.

     Liabilities for fixed and variable universal life insurance are equal to accumulation values which are the cumulative gross premiums, credited interest, and fund performance less withdrawals and mortality and expense risk charges.

     Liabilities for future benefits on term and whole life insurance are based on the net level premium method, using anticipated premium payments, mortality rates, policy persistency and interest rates earned on the assets supporting the liability. Anticipated mortality rates are based on established industry mortality tables, with modifications based on Company experience. Anticipated policy premium payments and persistency rates vary by policy form, issue age and policy duration. Anticipated interest rates range from 4% to 10% at December 31, 2004, depending on policy form, issue year and policy duration.

     Liabilities for future disability income and long-term care policy benefits include both policy reserves and claim reserves. Policy reserves are the amounts needed to meet obligations for future claims and are based on the net level premium method, using anticipated premium payments and morbidity, mortality, policy persistency and discount rates. Anticipated morbidity and mortality rates are based on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for disability income policies, occupation class. Anticipated discount rates for disability income policy reserves at December 31, 2004 are 7.5% at policy issue and grade to 5% over 5 years. Anticipated discount rates for long-term care policy reserves at December 31, 2004 are currently 5.9% grading up to 8.9% over 30 years.

     Claim reserves are the amounts needed to meet obligations for continuing claim payments on already incurred claims. Claim reserves are calculated based on claim continuance tables which estimate the likelihood that an individual will continue to be eligible for benefits and anticipated interest rates earned on assets supporting the reserves. Anticipated claim continuance rates are based on established industry tables. Anticipated interest rates for claim reserves for both disability income and long-term care range from 3% to 8% at December 31, 2004, with an average rate of approximately 5.2% at December 31, 2004. IDS Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers' earnings.

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

     Application of recent accounting standards

     In June 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability" (FSP 97-1). The implementation of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1), raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have a material impact on IDS Life's consolidated financial condition or results of operations. See Note 5 and below for further discussion of SOP 03-1.

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

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced the first quarter 2004 results by $70.6 million ($108.6 million pretax). The cumulative effect of accounting change consisted of: (i) $42.9 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits ($32.8 million) and from considering these liabilities in valuing DAC and deferred sales inducement costs associated with those contracts ($10.1 million) and
     (ii) $65.7 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits ($92 million) and from considering these liabilities in valuing DAC associated with those contracts ($26.3 million offset). Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. Amounts expensed in 2004 to establish and maintain additional liabilities for certain variable annuity guaranteed benefits amounted to $52.5 million (of which $32.8 million was part of the adoption charge discussed earlier) as compared to amounts expensed in 2003 and 2002 of $31.5 million and $37.4 million, respectively. IDS Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement. See Note 5 for a further discussion regarding SOP 03-1.

     The AICPA released a series of technical practice aids (TPAs) in September 2004 which provide additional guidance related to, among other things, the definition of an insurance benefit feature and the definition of policy assessments in determining benefit liabilities, as described within SOP 03-1. The TPAs did not have a material effect on IDS Life's calculation of liabilities that were recorded in the first quarter of 2004 upon adoption of SOP 03-1.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The adoption of this Statement did not have a material impact on the IDS Life's financial statements.

     In January 2003, the FASB issued FIN 46 as revised, which addresses consolidation by business enterprises of variable interest entities (VIEs) and was subsequently revised in December 2003. The variable interest entities primarily impacted by FIN 46, which IDS Life consolidated as of December 31, 2003, relate to three securitized loan trusts (SLTs), which are managed by an affiliate and partially owned by IDS Life. The consolidation of the three SLTs partially owned by IDS Life and managed by an affiliate, resulted in a cumulative effect of accounting change that increased 2003 net income through a non-cash gain of $44.5 million ($68.4 million pretax). See Note 3 for further discussion of consolidated variable interest entities.

     In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). IDS Life complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. IDS Life will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   Investments

     Available for sale investments

     Investments classified as Available-for-Sale at December 31, 2004 are distributed by type as presented below:

                                                                             December 31, 2004
     ---------------------------------------------------------------------------------------------------------------------
                                                                         Gross               Gross
                                                                       Unrealized         Unrealized            Fair
     (Thousands)                                       Cost              Gains              Losses              Value
     ---------------------------------------------------------------------------------------------------------------------
     Fixed maturities:
     Corporate debt securities                 $     13,718,138   $        531,970   $        (36,990)   $    14,213,118
     Mortgage and other asset-backed
       securities                                     9,383,868            143,102            (30,487)         9,496,483
     Foreign corporate bonds and
        obligations                                   3,185,592            139,821            (14,178)         3,311,235
     Structured investments(a)                          563,899                  -            (33,230)           530,669
     U.S. Government and agencies obligations           330,540             15,181               (513)           345,208
     State and municipal obligations                    114,161              3,493             (2,569)           115,085
     Foreign government bonds and obligations           104,442             15,507               (552)           119,397
     ---------------------------------------------------------------------------------------------------------------------
     Total fixed maturities                          27,400,640            849,074           (118,519)        28,131,195
     Preferred and common stocks                         30,019              1,237                  -             31,256
     ---------------------------------------------------------------------------------------------------------------------
        Total                                  $     27,430,659   $       850,311    $       (118,519)   $    28,162,451
     ---------------------------------------------------------------------------------------------------------------------

     (a) Includes unconsolidated CDOs.

     Investments classified as Available-for-Sale at December 31, 2003 are distributed by type as presented below:

                                                                             December 31, 2003
     ---------------------------------------------------------------------------------------------------------------------
                                                                         Gross               Gross
                                                                       Unrealized         Unrealized            Fair
     (Thousands)                                       Cost              Gains              Losses              Value
     ---------------------------------------------------------------------------------------------------------------------
     Fixed maturities:
     Corporate debt securities                  $     12,716,966  $       567,940    $         (63,059)  $     13,221,847
     Mortgage and other asset-backed
       securities                                     10,187,423          166,679              (54,535)        10,299,567
     Foreign corporate bonds and obligations           2,666,626          126,187              (24,923)         2,767,890
     Structured investments(a)                           593,094            1,784              (47,767)           547,111
     U.S. Government and agencies obligations            235,994           13,848                  (20)           249,822
     State and municipal obligations                     114,158            3,711               (3,100)           114,769
     Foreign government bonds and obligations             82,448           10,728                 (617)            92,559
     ---------------------------------------------------------------------------------------------------------------------
     Total fixed maturities                           26,596,709          890,877             (194,021)        27,293,565
     Preferred and common stocks                          30,019            1,027                    -             31,046
     ---------------------------------------------------------------------------------------------------------------------
       Total                                    $     26,626,728  $       891,904    $        (194,021)  $     27,324,611
     ---------------------------------------------------------------------------------------------------------------------

     (a) Includes unconsolidated CDOs.

     The following table provides information about Available-for-Sale investments with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

     ------------------------------------------------------------------------------------------------------------------------------
     (Thousands)                         Less than 12 months              12 months or more                     Total
     ------------------------------------------------------------------------------------------------------------------------------
                                        Fair          Unrealized         Fair         Unrealized        Fair          Unrealized
     Description of securities:         Value           Losses           Value          Losses          Value           Losses
     ------------------------------------------------------------------------------------------------------------------------------
     Corporate debt securities      $    2,410,156  $     (20,461)   $      645,898  $   (16,529)  $     3,056,054  $     (36,990)
     Mortgage and other
         asset-backed securities         2,560,175        (17,686)          550,728      (12,801)        3,110,903        (30,487)
     Foreign corporate bonds               641,928         (6,571)          373,312       (7,607)        1,015,240        (14,178)
     Structured investments                      -              -           526,190      (33,230)          526,190        (33,230)
     U.S. Government and
         agencies obligations              159,904           (498)              533          (15)          160,437           (513)
     State and municipal
         obligations                             -              -            62,454       (2,569)           62,454         (2,569)
     Foreign government bonds
         and obligations                     1,002            (33)            9,008         (519)           10,010           (552)
     ------------------------------------------------------------------------------------------------------------------------------
         Total                      $    5,773,165  $     (45,249)   $    2,168,123  $   (73,270)  $     7,941,288  $    (118,519)
     ------------------------------------------------------------------------------------------------------------------------------

     In evaluating potential other-than-temporary impairments, IDS Life considers the extent to which amortized costs exceeds fair value and the duration and size of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following table summarizes the unrealized losses by ratio of fair value to cost as of December 31, 2004:

(Millions,
except number
of securities)            Less than 12 months                     12 months or more                         Total
------------------------------------------------------------------------------------------------------------------------------------
Ratio of Fair                                   Gross                                 Gross                                Gross
Value to           Number of               Unrealized    Number of               Unrealized  Number of                Unrealized
Amortized Cost    Securities  Fair Value       Losses   Securities  Fair Value       Losses  Securities  Fair Value       Losses
------------------------------------------------------------------------------------------------------------------------------------
95% - 100%               319   $  5,773    $    (45)           87   $   1,619   $     (38)         406   $   7,392   $     (83)
90% - 95%                  -          -            -            6         545         (34)           6         545         (34)
80% - 90%                  -          -            -            1           4          (1)           1           4          (1)
Less than 80%              1          -            -            1           -            -           2           -            -
------------------------------------------------------------------------------------------------------------------------------------
Total                    320   $  5,773    $    (45)           95   $   2,168   $     (73)         415   $   7,941   $    (118)
------------------------------------------------------------------------------------------------------------------------------------

     Substantially all of the gross unrealized losses on the securities are attributable to changes in interest rates. Credit spreads and specific credit events associated with individual issuers can also cause unrealized losses although these impacts are not significant as of December 31, 2004. As noted in the table above, a significant portion of the unrealized loss relates to securities that have a fair value to cost ratio of 95% or above resulting in an overall 99% ratio of fair value to cost for all securities with an unrealized loss. The holding with the largest unrealized loss relates to the retained interest in a CDO securitization trust which has $33.2 million of the $34.3 million in unrealized losses for securities with an unrealized loss for twelve months or more and a fair value to cost ratio in the 90-95% category. With regard to this security, IDS Life estimates future cash flows through maturity (2014) on a quarterly basis using judgment as to the amount and timing of cash payments and defaults and recovery rates of the underlying investments. These cash flows support full recovery of IDS Life's carrying value related to the retained interest in the CDO securitization trust as of December 31, 2004. All of the unrealized losses for securities with an unrealized loss for twelve months or more and a fair value to cost ratio in the 80-90% category primarily relates to a foreign government bond obligation for which IDS Life expects that all contractual principal and interest will be received. The unrealized losses in the other categories are not concentrated in any individual industries or with any individual securities.

     IDS Life monitors the investments and metrics discussed above on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairment. See the Investments section of
     Note 1 for information regarding IDS Life's policy for determining when an investment's decline in value is other-than-temporary. Additionally, IDS Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none are other-than-temporarily impaired at December 31, 2004.

     The change in net unrealized securities gains (losses) recognized in accumulated other comprehensive income includes three components: (i) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), (ii) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales and other-than-temporary impairments of Available-for-Sale securities (reclassification for realized (gains) losses) and (iii) other items primarily consisting of adjustments in assets and liability balances, such as deferred policy acquisition costs (DAC), to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized immediately.

     The following is a distribution of investments classified as Available-for-Sale by maturity as of December 31, 2004:

                                                     Amortized        Fair
     (Thousands)                                       Cost           Value
     ---------------------------------------------------------------------------
     Due within 1 year                            $    569,953   $     582,432
     Due after 1 through 5 years                     3,786,395       3,930,575
     Due after 5 through 10 years                   11,597,234      11,997,347
     Due after 10 years                              1,499,291       1,593,689
     ---------------------------------------------------------------------------
                                                    17,452,873      18,104,043
     Mortgage and other asset-backed securities      9,383,868       9,496,483
     Structured investments                            563,899         530,669
     Preferred and common stocks                        30,019          31,256
     ---------------------------------------------------------------------------
     Total                                        $ 27,430,659   $  28,162,451
     ---------------------------------------------------------------------------

     The expected payments on mortgage and other asset-backed securities and structured investments may not coincide with their contractual maturities. As such, these securities, as well as preferred and common stocks, were not included in the maturities distribution.

     At December 31, 2004 and 2003, fixed maturity securities comprised approximately 87 and 86 percent of IDS Life's total investments. These securities are rated by Moody's and Standard & Poor's (S&P), except for approximately $1.0 billion and $1.6 billion of securities at December 31, 2004 and 2003, which are rated by IDS Life's internal analysts using criteria similar to Moody's and S&P. Ratings on investment grade securities (excluding net unrealized appreciation and depreciation) are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary by rating on December 31, is as follows:

     Rating                                                2004      2003
     --------------------------------------------------------------------------
     AAA                                                    37%        41%
     AA                                                      3          2
     A                                                      22         21
     BBB                                                    30         27
     Below investment grade                                  8          9
     --------------------------------------------------------------------------
         Total                                             100%       100%
     --------------------------------------------------------------------------

     At December 31, 2004 and 2003, approximately 61 and 91 percent of the securities rated AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than ten percent of stockholder's equity.

     The table below includes sales, maturities, and purchases of investments classified as Available-for-Sale for the years ended December 31:

     (Thousands)                                    2004                   2003                   2002
     --------------------------------------------------------------------------------------------------------
     Sales                                 $       1,603,285      $      12,232,235      $       10,093,228
     Maturities, sinking fund payments
         and calls                         $       1,931,070      $       4,152,088      $        3,078,509
     Purchases                             $       4,392,522      $      20,527,995      $       16,287,891
     --------------------------------------------------------------------------------------------------------

     Included in net realized gains and losses are gross realized gains and losses on sales of securities, as well as other-than-temporary losses on investments, classified as Available-for-Sale as noted in the following table for the years ended December 31:

     (Thousands)                                     2004                  2003                  2002
     --------------------------------------------------------------------------------------------------------
     Gross realized gains from sales        $         48,412       $        255,348      $          297,576
     Gross realized losses from sales       $        (17,524)      $       (135,465)     $         (137,384)
     Other-than-temporary impairments       $           (131)      $       (102,614)     $         (144,064)
     --------------------------------------------------------------------------------------------------------

     As of December 31, 2004, IDS Life's structured investments, which are classified as Available-for-Sale, include interests in CDOs. CDOs are investments backed by high-yield bonds or loans and are not readily marketable. IDS Life invested in CDOs as part of its overall investment strategy in order to offer competitive rates to insurance and annuity contractholders.

     During 2001 IDS Life placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities (collectively referred to as transferred assets), having an aggregate book value of $675.3 million, into a securitization trust. In return, IDS Life received $89.5 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $585.8 million. As of December 31, 2004, the retained interests had a carrying value of $526.2 million, of which $389.9 million is considered investment grade, and are accounted for in accordance with EITF Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." One of the results of this transaction is that increases and decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

     At December 31, 2004 and 2003, bonds carried at $16.9 million and $16.3 million, respectively, were on deposit with various states as required by law.

     Mortgage loans on real estate and syndicated loans

     Mortgage loans are first mortgages on real estate. IDS Life holds the mortgage document, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. Mortgage loan fundings are restricted by state insurance regulatory authorities to 80 percent or less of the market value of the real estate at the time of origination of the loan. Commitments to fund mortgages are made in the ordinary course of business. The estimated fair value of the mortgage commitments as of December 31, 2004 and 2003 was not material.

     Syndicated loans, which are included as a component of other investments, represent loans in which a group of lenders provide funds to borrowers. There is usually one originating lender which retains a small percentage and syndicates the remainder.

     The following is a summary of mortgage loans on real estate and syndicated loans at December 31:

     (Thousands)                                                          2004                       2003
     ------------------------------------------------------------------------------------------------------------
     Mortgage loans on real estate                             $         2,968,889         $         3,227,217
     Mortgage loans on real estate reserves                                (45,347)                    (47,197)
     ------------------------------------------------------------------------------------------------------------
     Net mortgage loans                                        $         2,923,542         $         3,180,020
     ------------------------------------------------------------------------------------------------------------

     Syndicated loans                                          $           139,295         $           140,792
     Syndicated loans reserves                                              (3,500)                     (3,000)
     ------------------------------------------------------------------------------------------------------------
     Net syndicated loans                                      $           135,795         $           137,792
     ------------------------------------------------------------------------------------------------------------

     At December 31, 2004 and 2003, IDS Life's recorded investment in impaired mortgage loans on real estate was $11.3 million and $11.1 million, with a reserve of $4.0 million and $2.9 million, respectively. During 2004 and 2003, the average recorded investment in impaired mortgage loans on real estate was $8.3 million and $26.0 million, respectively. IDS Life recognized $0.6 million, $0.8 million and $1.1 million of interest income related to impaired mortgage loans on real estate for the years ended December 31, 2004, 2003 and 2002, respectively.

     The balances of and changes in the total reserve for mortgage loan losses as of and for the years ended December 31, are as follows:

     (Thousands)                                           2004                    2003                    2002
     -----------------------------------------------------------------------------------------------------------------
     Balance, January 1                           $           47,197      $           44,312      $           28,173
     Provision for mortgage loan losses                        9,500                  11,687                  23,514
     Foreclosures, write-offs and other                      (11,350)                 (8,802)                 (7,375)
     -----------------------------------------------------------------------------------------------------------------
     Balance, December 31                         $           45,347      $           47,197      $           44,312
     -----------------------------------------------------------------------------------------------------------------

     Concentration of credit risk of mortgage loans on real estate by region at December 31 were:

                                                    December 31, 2004                              December 31, 2003
     -----------------------------------------------------------------------------------------------------------------------------
     (Thousands)                             On Balance               Funding               On Balance               Funding
      Region                                   Sheet                Commitments                Sheet               Commitments
     -----------------------------------------------------------------------------------------------------------------------------
     East North Central                $         509,752      $            1,400       $          578,855     $            6,575
     West North Central                          433,298                  14,550                  490,119                  8,115
     South Atlantic                              588,764                  24,115                  662,121                  1,350
     Middle Atlantic                             270,509                   2,600                  294,333                  4,800
     New England                                 198,297                   6,515                  197,338                 11,474
     Pacific                                     332,764                  13,700                  342,214                 13,900
     West South Central                          191,410                       -                  191,886                  8,800
     East South Central                           72,294                   9,625                   71,566                    800
     Mountain                                    371,801                  20,025                  398,785                  2,700
     -----------------------------------------------------------------------------------------------------------------------------
                                               2,968,889                  92,530                3,227,217                 58,514
     Less reserves for losses                    (45,347)                      -                  (47,197)                     -
     -----------------------------------------------------------------------------------------------------------------------------
        Total                          $       2,923,542      $           92,530       $        3,180,020     $           58,514
     -----------------------------------------------------------------------------------------------------------------------------

     Concentration of credit risk of mortgage loans on real estate by property type at December 31 were:

                                                    December 31, 2004                              December 31, 2003
     -----------------------------------------------------------------------------------------------------------------------------
     (Thousands)                             On Balance               Funding               On Balance               Funding
      Property type                            Sheet                Commitments                Sheet               Commitments
     -----------------------------------------------------------------------------------------------------------------------------
     Department/retail stores          $         734,590      $           40,075       $          868,079     $           18,444
     Apartments                                  505,632                  24,875                  560,753                 21,600
     Office buildings                          1,087,700                   5,840                1,136,034                 10,805
     Industrial buildings                        373,767                  15,615                  355,497                  4,265
     Hotels/motels                               109,408                       -                  111,230                  1,000
     Medical buildings                            46,960                       -                   70,934                      -
     Nursing/retirement homes                      9,875                       -                   27,253                      -
     Mixed use                                    62,424                   4,200                   60,124                      -
     Other                                        38,533                   1,925                   37,313                  2,400
     -----------------------------------------------------------------------------------------------------------------------------
                                               2,968,889                  92,530                3,227,217                 58,514
     Less reserves for losses                    (45,347)                      -                  (47,197)                     -
     -----------------------------------------------------------------------------------------------------------------------------
        Total                          $       2,923,542      $           92,530       $        3,180,020     $           58,514
     -----------------------------------------------------------------------------------------------------------------------------

     Sources of investment income and realized gains (losses) on investments

     Net investment income for the years ended December 31 is summarized as follows:

     (Thousands)                                                   2004                 2003               2002
     -----------------------------------------------------------------------------------------------------------------
     Income on fixed maturities                            $      1,450,919   $        1,423,560   $       1,331,547
     Income on mortgage loans on real estate                        221,022              247,001             274,524
     Trading securities and other investments                       138,468               63,983             (14,906)
     -----------------------------------------------------------------------------------------------------------------
                                                                  1,810,409            1,734,544           1,591,165
     Less investment expenses                                        32,963               29,359              28,573
     -----------------------------------------------------------------------------------------------------------------
        Total                                              $      1,777,446   $        1,705,185   $       1,562,592
     -----------------------------------------------------------------------------------------------------------------

     Net realized gains (losses) on investments for the years ended December 31 is summarized as follows:

     (Thousands)                                           2004                2003                2002
     --------------------------------------------------------------------------------------------------------
     Fixed maturities                              $        30,757    $            17,269  $          16,128
     Mortgage loans on real estate                          (3,048)               (10,865)           (20,552)
     Other investments                                        (417)                (1,959)              (819)
     --------------------------------------------------------------------------------------------------------
        Total                                      $        27,292    $             4,445  $          (5,243)
     --------------------------------------------------------------------------------------------------------


3.   Variable interest entities

     The variable interest entities for which IDS Life is considered the primary beneficiary and which were consolidated beginning December 31, 2003, relate to SLTs which are partially owned by IDS Life and managed by an affiliate. The SLTs consolidated as a result of FIN 46 provide returns to investors primarily based on the performance of an underlying portfolio of high-yield loans which are managed by an affiliate. One of the SLTs originally consolidated was liquidated in 2004 and the remaining two SLTs are in the process of being liquidated as of December 31, 2004. The 2004 results of operations (reported in net investment income) include a $24 million pretax, non-cash charge related to the complete liquidation of one SLT, and a $4 million pretax, non-cash charge related to the expected impact of liquidating the two remaining SLTs. However, further adjustments to that amount could occur based on market movements and execution of the liquidation process. To the extent further adjustments are included in the liquidation of the SLT portfolios, the Company's maximum cumulative exposure to losses was $462 million at December 31, 2004. The following table presents the consolidated assets, essentially all of which are restricted, and other balances related to these entities at December 31:

      (Millions)                                              2004        2003
     ---------------------------------------------------------------------------
      Restricted cash                                       $   536     $   834
      Derivative financial instruments (a)                       43          73
     ---------------------------------------------------------------------------
      Total assets                                          $   579     $   907
      Total liabilities                                         117         166
     ---------------------------------------------------------------------------
      Net assets                                            $   462     $   741
     ---------------------------------------------------------------------------

     (a) Represents the estimated fair market value of the total return swap derivatives related to the consolidated SLTs which have a notional amount of $1.8 billion and $3.2 billion as of December 31, 2004 and 2003, respectively.

     IDS Life has other significant variable interests for which it is not considered the primary beneficiary and, therefore, does not consolidate. These interests are represented by a carrying value of $4.5 million of CDO residual tranches managed by an affiliate where the Company is not the primary beneficiary. IDS Life's maximum exposure to loss as a result of its investment in CDO residual tranches is represented by the carrying values. FIN 46 does not impact the accounting for QSPEs as defined by SFAS No. 140, such as the CDO-related securitization trust established in 2001.

4.   Deferred policy acquisition costs

     The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, were:

     (Thousands)                                                       2004              2003              2002
     ----------------------------------------------------------------------------------------------------------------
     Balance, January 1,                                       $   3,336,208      $   3,077,994     $   2,924,187
     SOP 03-1 adoption impact                                         19,600                  -                 -
     Capitalization of expenses                                      534,069            516,928           549,787
     Amortization                                                   (260,778)          (264,308)         (320,629)
     Change in unrealized investment gains and losses                  8,857              5,594           (75,351)
     ----------------------------------------------------------------------------------------------------------------
     Balance, December 31,                                     $   3,637,956      $   3,336,208     $   3,077,994
     ----------------------------------------------------------------------------------------------------------------

5.   Variable annuity guarantees and sales inducement costs

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

     The majority of the GMDB contracts provide for six year reset contract values. In determining the additional liabilities for variable annuity death benefits and GMIB, IDS Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review, and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

     The following provides summary information related to variable annuity contracts for which IDS Life has established additional liabilities for death benefits and guaranteed minimum income benefits as of December 31:

     --------------------------------------------------------------------- ------------------- ------------------
     Variable Annuity GMDB and GMIB by Benefit Type                               2004               2003
     --------------------------------------------------------------------- ------------------- ------------------
     (Dollar amounts in millions)
     ------------------------- ------------------------------------------- ------------------- ------------------
     Contracts with GMDB       Total Contract Value                        $     3,241.6       $      3,162.4
     Providing for Return of   Contract Value in Separate Accounts         $     1,727.4       $      1,600.7
     Premium                   Net Amount at Risk*                         $       110.9       $         28.0
                               Weighted Average Attained Age                          62                   62
     ------------------------- ------------------------------------------- ------------------- ------------------
     Contracts with GMDB       Total Contract Value                        $    27,453.2       $     24,570.6
     Providing for Six Year    Contract Value in Separate Accounts         $    22,787.1       $     20,316.1
     Reset                     Net Amount at Risk*                         $     1,267.2       $      2,077.5
                               Weighted Average Attained Age                          60                   60
     ------------------------- ------------------------------------------- ------------------- ------------------
     Contracts with GMDB       Total Contract Value                        $     4,039.4       $      2,827.5
     Providing for One Year    Contract Value in Separate Accounts         $     3,078.5       $      1,886.3
     Ratchet                   Net Amount at Risk*                         $        55.6       $         84.7
                               Weighted Average Attained Age                          61                   60
     ------------------------- ------------------------------------------- ------------------- ------------------
     Contracts with Other      Total Contract Value                        $       494.7       $        251.8
     GMDB                      Contract Value in Separate Accounts         $       397.7       $        174.8
                               Net Amount at Risk*                         $        11.7       $         20.8
                               Weighted Average Attained Age                          66                   63
     ------------------------- ------------------------------------------- --- --------------- ---- -------------
     Contracts with GGU        Total Contract Value                        $       450.1       $        276.4
     Death Benefit             Contract Value in Separate Accounts         $       363.8       $        193.1
                               Net Amount at Risk*                         $        18.2       $          5.8
                               Weighted Average Attained Age                          64                   61
     ------------------------- ------------------------------------------- ------------------- ------------------
     Contracts with GMIB       Total Contract Value                        $       603.3       $        357.8
                               Contract Value in Separate Accounts         $       517.6       $        268.3
                               Net Amount at Risk*                         $        11.9       $         23.0
                               Weighted Average Attained Age                          59                   59
     ------------------------- ------------------------------------------- ------------------- ------------------

     *     Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

     ---------------------------------------------------------------------------------------------------------
     Additional Liabilities and Incurred Benefits                              GMDB & GGU           GMIB
     ------------------------- ------------------------------------------- ------------------ ----------------
     For the year ended        Liability balance at January 1              $        30.6      $          2.2
     December 31, 2004         Reported claims                             $        19.6      $            -
                               Liability balance at December 31            $        29.9      $          3.0
                               Incurred claims (reported + change in
                               liability)                                  $        18.9      $          0.8
     ------------------------- ------------------------------------------- ------------------ ----------------

     The additional liabilities for guaranteed benefits established under SOP 03-1 are supported by general account assets. Changes in these liabilities are included in death and other benefits in the Consolidated Statements of Income.

     Contract values in separate accounts were invested in various equity, bond and other funds as directed by the contractholder. No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

     Sales inducement costs consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. These costs were previously included in DAC and were reclassified as part of the adoption of SOP 03-1. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. IDS Life capitalized $70.9 million and $71.8 million for the years ended December 31, 2004 and 2003, respectively. IDS Life amortized $33.8 million and $23.9 million for the years ended December 31, 2004 and 2003, respectively.

6.   Income taxes

     IDS Life qualifies as a life insurance company for federal income tax purposes. As such, IDS Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     The components of income tax provision included in the Consolidated Statements of Income for the years ended December 31 were as follows:

    (Thousands)                                                       2004              2003             2002
    ---------------------------------------------------------------------------------------------------------------
    Federal income taxes
       Current                                                 $      159,783   $        91,862   $      (30,647)
       Deferred                                                        70,574           (30,714)         116,995
    ---------------------------------------------------------------------------------------------------------------
                                                                      230,357            61,148           86,348
    State income taxes-current                                         (4,180)            5,797            1,478
    ---------------------------------------------------------------------------------------------------------------
    Income tax provision before accounting change              $      226,177   $        66,945   $       87,826
    ===============================================================================================================

     A reconciliation of the expected federal income tax provision using the U.S. federal statutory rate of 35% to IDS Life's actual income tax provision for the years ended December 31 were as follows:

    (Thousands)                                       2004                    2003                    2002
    -----------------------------------------------------------------------------------------------------------------
    Combined tax at U.S. statutory rate        $    277,334    35.0%    $   201,089     35.0%  $    164,502    35.0%
    Changes in taxes resulting from:
         Tax-exempt interest and dividend
           income                                   (45,199)   (5.7)        (61,070)   (10.6)        (5,260)   (1.1)
         State income taxes, net of federal
           benefit                                   (2,717)   (0.4)          3,768      0.7            961     0.2
         Affordable housing credits                       -       -         (73,500)   (12.8)       (70,000)  (14.9)
         All other                                   (3,241)   (0.4)         (3,342)    (0.6)        (2,377)   (0.5)
    -----------------------------------------------------------------------------------------------------------------
    Income tax provision before accounting
      change                                   $    226,177    28.5%    $    66,945     11.7%  $     87,826    18.7%
    =================================================================================================================

     A portion of IDS Life's income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a "policyholders' surplus account." At December 31, 2004, IDS Life had a policyholders' surplus account balance of $20.1 million. The American Jobs Creation Act of 2004 which was enacted on October 22, 2004 provided a two-year suspension of the tax on policyholders' surplus account distributions. IDS Life is evaluating making distributions which will not be subject to tax under the two-year suspension. Previously the policyholders' surplus account was only taxable if dividends to shareholders exceed the shareholders' surplus account and/or IDS Life is liquidated. Deferred taxes of $7 million had not been established because no distributions of such amounts were contemplated.

     Deferred income tax provision (benefit) results from differences between assets and liabilities measured for financial reporting and for income tax return purposes. The significant components of IDS Life's deferred tax assets and liabilities as of December 31, 2004 and 2003 are reflected in the following table:

     (Thousands)                                                                2004                 2003
     ---------------------------------------------------------------------------------------------------------
     Deferred tax assets:
        Policy reserves                                                  $    1,035,300       $      798,508
        Other investments                                                       139,066              300,888
        Other                                                                    55,556               30,376
     ---------------------------------------------------------------------------------------------------------
     Total                                                                    1,229,922            1,129,772
     ---------------------------------------------------------------------------------------------------------

     Deferred tax liabilities:
        Deferred policy acquisition costs                                     1,116,235            1,004,942
        Deferred taxes related to net unrealized securities gains               183,988              218,322
        Other                                                                    70,901               46,322
     ---------------------------------------------------------------------------------------------------------
     Total                                                                    1,371,124            1,269,586
     ---------------------------------------------------------------------------------------------------------
     Net deferred tax liability                                          $      141,202       $      139,814
     ---------------------------------------------------------------------------------------------------------

     IDS Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. In the opinion of management, it is more likely than not that IDS Life will realize the benefit of the deferred income tax assets and, therefore, no such valuation allowance has been established.

7.   Statutory capital and surplus

     Statutory capital and surplus available for distribution or dividends to AEFC are limited to IDS Life Insurance Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. IDS Life Insurance Company's statutory unassigned surplus aggregated $909.7 million and $1.4 billion as of December 31, 2004 and 2003, respectively. In addition, any dividend or distribution paid prior to December 20, 2005 (one year after IDS Life Insurance Company's most recent dividend payment) would require pre-notification to the Commissioner of Commerce of the State of Minnesota, who has the authority to disapprove and prevent payment thereof. From December 20, 2005 to December 31, 2005, dividends or distributions in excess of $358.6 million would be subject to this same pre-notification and potential disapproval.

     Statutory net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

     (Thousands)                                           2004                  2003                 2002
     ---------------------------------------------------------------------------------------------------------
     Statutory net income                           $      379,950       $       432,063       $      159,794
     Statutory capital and surplus                       2,276,724             2,804,593            2,408,379

8.   Related party transactions

     IDS Life loans funds to AEFC under a collateral loan agreement. There was no balance on the loan at December 31, 2004 and 2003. This loan can be increased to a maximum of $75 million and pays interest at a rate equal to the preceding month's effective new money rate for IDS Life's permanent investments.

     In connection with AEFC being named the investment manager for the proprietary mutual funds used as investment options by IDS Life's variable annuity and variable life insurance contract owners in the fourth quarter of 2003, AEFC receives management fees from these funds. IDS Life continues to provide all fund management services, other than investment management, and has entered into an administrative services agreement with AEFC to be compensated for the services IDS Life provides. For the years ended December 31, 2004 and 2003 IDS Life received under this arrangement, $81.5 million and $14.1 million, respectively.

     IDS Life participates in the American Express Company Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Company contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. IDS Life's share of the total net periodic pension cost was $0.5 million in 2004, and $0.3 million in 2003 and 2002.

     IDS Life also participates in defined contribution pension plans of American Express Company which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 2004, 2003 and 2002 were $2.4 million, $2.2 million, and $1.4 million, respectively.

     IDS Life participates in defined benefit health care plans of AEFC that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of AEFC. AEFC expenses these benefits and allocates the expenses to its subsidiaries. The cost of these plans charged to operations in 2004, 2003 and 2002 was $0.5 million, $2.1 million, and $1.8 million, respectively.

     Charges by AEFC for use of joint facilities, technology support, marketing services and other services aggregated $600.6 million, $549.2 million, and $526.1 million for 2004, 2003 and 2002, respectively. Certain of these costs are included in DAC. Expenses allocated to IDS Life may not be reflective of expenses that would have been incurred by IDS Life on a stand-alone basis.

     On December 29, 2003, IDS Life contributed substantially all of its interests in low income housing investments, net of related payables and deferred tax assets, to its wholly owned subsidiary, American Express Corporation (AEC). These investments had a carrying value of $308.6 million and $381.5 million at December 29, 2003 and December 31, 2002, respectively. The amount of the contribution to AEC was $272 million. AEC had a carrying value of approximately $10 million prior to receiving this contribution.

     On December 30, 2003, IDS Life distributed via dividend all of its interest in AEC to AEFC. This distribution was considered extraordinary, as defined in Minnesota holding company statutes. On December 30, 2003, IDS Life received a contribution of cash of approximately $282 million, equal to the amount of the distribution of AEC.

     During the second and fourth quarter of 2004, IDS Life approved and paid dividends to AEFC of $430 million and $500 million, respectively. IDS Life expects to continue to maintain adequate capital to meet internal and external Risk-Based Capital requirements.

     Included in other liabilities at December 31, 2004 and 2003 are $30.1 million and $64.4 million, respectively, payable to AEFC for federal income taxes.

9.   Lines of credit

     IDS Life has available lines of credit with AEFC aggregating $295 million ($195 million committed and $100 million uncommitted). The interest rate for any borrowings is established by reference to various indices plus 20 to 45 basis points, depending on the term. There were no borrowings outstanding under these line of credit arrangements at December 31, 2004 and 2003.

10.  Reinsurance

     At December 31, 2004, 2003 and 2002, traditional life and universal life insurance in force aggregated $147.5 billion, $131.1 billion and $119.2 billion, respectively, of which $70.9 billion, $53.8 billion, and $38.0 billion, was reinsured at the respective year ends. IDS Life also reinsures a portion of the risks assumed under long-term care policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $159.6 million, $144.7 million and $129.3 million and reinsurance recovered from reinsurers amounted to $73.3 million, $60.3 million and $60.6 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Reinsurance contracts do not relieve IDS Life from its primary obligation to policyholders. Life insurance inforce was reported on a statutory basis.

11.  Derivative financial instruments and hedging activities

     Derivative financial instruments enable the end users to manage exposure to various credit or market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, and interest rate indices or prices. IDS Life enters into various derivative financial instruments as part of its ongoing risk management activities. The following summarizes IDS Life's use of derivative financial instruments.

     Cash flow hedges

     IDS Life uses interest rate products, primarily interest rate swaptions to hedge the risk of increasing interest rates on forecasted fixed annuity sales. During 2004, 2003 and 2002, no amounts were reclassified into earnings from accumulated other comprehensive income. Additionally, IDS Life does not expect to reclassify any material amounts from accumulated other comprehensive income to earnings during the next twelve months. Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 14 years and relates to forecasted fixed annuity sales. For the years ended December 31, 2004, 2003 and 2002, there were no gains or losses on derivative transactions or portions thereof that were ineffective as hedges or excluded from the assessment of hedge effectiveness.

     Non-designated derivatives

     IDS Life has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS 133. Certain of IDS Life's annuity products have returns tied to the performance of equity markets. These elements are considered derivatives under SFAS 133. IDS Life manages this equity market risk by entering into options and futures with offsetting characteristics.

     Derivative financial instruments used to economically hedge IDS Life's exposure to annuity products include the use of purchased and written index options, as well as futures contracts. A purchased (written) option conveys the right (obligation) to buy or sell an instrument at a fixed price for a set period of time or on a specific date. IDS Life writes and purchases index options to manage the risks related to annuity products that pay interest based upon the relative change in a major stock market index between the beginning and end of the product's term (equity-indexed annuities). IDS Life views this strategy as a prudent management of equity market sensitivity, such that earnings are not exposed to undue risk presented by changes in equity market levels. The purchased and written options are carried at fair value on the balance sheet and included in other assets and other liabilities, respectively. The purchased and written options expire on various dates through 2009. IDS Life purchases futures to hedge its obligations under equity indexed annuities. The futures purchased are marked-to-market daily and exchange traded, exposing IDS Life to no counterparty risk.

     Embedded Derivatives

     IDS Life's equity indexed annuities contain embedded derivatives, essentially the equity based return of the product, which must be separated from the host contract and accounted for as derivative instruments per SFAS
     133. IDS Life managed this equity market risk by entering into options and futures with offsetting characteristics. As a result of fluctuations in equity markets and the corresponding changes in value of the embedded derivatives, the amount of interest credited incurred by IDS Life related to the annuity product positively or negatively impact reported earnings. The changes in fair value of the options are recognized in net investment income and the embedded derivatives are recognized in interest credited on universal life-type insurance and investment contracts. The fair value of the embedded options are recognized on the balance sheet in future policy benefits for fixed annuities. The total fair value of these instruments were $341.2 million and $304.2 million at December 31, 2004 and 2003, respectively.

12.  Fair values of financial instruments

     The following table discloses fair value information for financial instruments. Certain items, such as life insurance obligations, employee benefit obligations, investments accounted for under the equity method, deferred policy acquisition costs and deferred sales inducement costs are specifically excluded by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2004 and 2003 and require management judgment. These figures may not be indicative of their future fair values. Additionally, management believes the value of excluded assets and liabilities is significant. The fair value of IDS Life, therefore, cannot be estimated by aggregating the amounts presented. The following table discloses fair value information for financial instruments as of December 31:

                                                                2004                                 2003
     -------------------------------------------------------------------------------------------------------------------
                                                    Carrying             Fair             Carrying            Fair
     (Thousands)                                      Value             Value               Value            Value
     -------------------------------------------------------------------------------------------------------------------
     Financial Assets
     Available-for-Sale, policy loans,
     trading securities and other
     investments                               $     29,553,121  $      29,553,121  $      28,711,183  $     28,711,183
     Mortgage loans on real estate, net        $      2,923,542  $       3,149,986  $       3,180,020  $      3,477,868
     Separate account assets                   $     32,454,032  $      32,454,032  $      27,774,319  $     27,774,319
     Other financial assets                    $      1,338,006  $       1,342,639  $       1,907,487  $      1,910,874

     Financial Liabilities
     Fixed annuities                           $     25,469,069  $      24,759,962  $      24,873,303  $     24,113,440
     Separate account liabilities              $     28,284,118  $      27,164,063  $      24,281,415  $     23,320,423
     Other financial liabilities               $        600,027  $         600,027  $         637,151  $        637,151
     -------------------------------------------------------------------------------------------------------------------

     The following methods were used to estimate the fair values of financial assets and financial liabilities.

     Financial assets

     Generally, investments are carried at fair value on the Consolidated Balance Sheets. Gains and losses are recognized in the results of operations upon disposition of the securities. In addition, losses are recognized when management determines that a decline in value is other-than-temporary. See Note 2 for carrying value and fair value information regarding investments.

     For variable rate loans that reprice within a year where there has been no significant change in counterparties' creditworthiness, fair values approximate carrying value.

     The fair values of all other loans (including mortgage loans on real estate and leveraged investment loans), except those with significant credit deterioration, are estimated using discounted cash flow analysis, based on current interest rates for loans with similar terms to borrowers of similar credit quality. For loans with significant credit deterioration, fair values are based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans on collateral values.

     Separate account assets are carried at fair value on the Consolidated Balance Sheets.

     Other financial assets for which carrying values approximate fair values, include cash and cash equivalents, other accounts receivable and accrued interest, derivative financial instruments and certain other assets. The carrying values approximate fair value due to the short term nature of these investments.

     Financial liabilities

     The fair values of fixed annuities in deferral status are estimated as the accumulated value less applicable surrender charges and loans. For annuities in payout status, fair value is estimated using discounted cash flows, based on current interest rates. The fair value of these reserves excludes life insurance related elements of $1.5 billion and $1.4 billion at December 31, 2004 and 2003, respectively.

     The fair values of separate account liabilities, after excluding life insurance-related elements of $4.2 billion and $3.5 billion at December 31, 2004 and 2003, respectively, are estimated as the accumulated value less applicable surrender charges.

     Other financial liabilities for which carrying values approximate fair values include derivative financial instruments and certain other liabilities. The carrying value approximates fair value due to the short-term nature of these instruments.

13.  Commitments and contingencies

     At December 31, 2004 and 2003, IDS Life had no commitments to purchase investments other than mortgage loan fundings (see Note 2).

     The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, including suitability generally, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales of B shares. IDS Life Insurance Company has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     IDS Life and its subsidiaries are involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. IDS Life believes it has meritorious defenses to each of these actions and intends to defend them vigorously. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on IDS Life's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

     The IRS routinely examines IDS Life's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years and in February of 2005 began the examination of the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on IDS Life's consolidated financial position as a result of these audits.

14.  Subsequent events

     On February 1, 2005, the American Express Company announced plans to pursue a tax-free spin-off of the common stock of American Express Company's AEFC unit through a special dividend to American Express common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Express Company's Board of Directors, is expected to close in the third quarter of 2005.

     Also, on February 1, 2005, A.M. Best placed IDS Life's financial strength rating of "A+" under review with negative implications, Moody's affirmed IDS Life's financial strength rating at "Aa3" and Fitch lowered IDS Life's financial strength rating to "AA-" and placed them on "Rating Watch Negative" following American Express Company's announcement that it intends to spin-off its full ownership of AEFC. In connection with the spin-off, American Express Company intends to provide additional capital to IDS Life to confirm its current financial strength ratings.

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

10. Copy of Gross Administrative Charge Agreement by and between American Express Financial Corporation and IDS Life Insurance Company, dated November 1, 2003 filed electronically as Exhibit 10 to the 2003 Form 10-K is incorporated herein by reference.

*31.1 Certification of Mark E. Schwarzmann, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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