Form 10-Q
period 2005-03-31
IDS LIFE INSURANCE CO
filed 2005-05-06
CIK 727892

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                        Commission file number 33-28976

                           IDS LIFE INSURANCE COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)


                    MINNESOTA                                    41-0823832
-------------------------------------------------           -------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                     Identification No.)


829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                   55474
-------------------------------------------------           -------------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (612) 671-3131
                                                  -----------------------------

                                     None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes  X           No
                                                          -----           -----


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).            Yes              No  X
                                                          -----           -----



THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                               IDS LIFE INSURANCE COMPANY

                                        FORM 10-Q

                                          INDEX

                                                                                Page No.
                                                                                --------
PART I.   Financial Information:

          Item 1. Financial Statements

                  Consolidated Balance Sheets - March 31, 2005 and
                  December 31, 2004                                                 1

                  Consolidated Statements of Income - Three Months Ended
                  March 31, 2005 and 2004                                           2

                  Consolidated Statements of Cash Flows - Three Months
                  Ended March 31, 2005 and 2004                                     3

                  Consolidated Statements of Stockholder's Equity - Three
                  Months Ended March 31, 2005 and 2004                              4

                  Notes to Consolidated Financial Statements                      5-7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            8-13

          Item 4. Controls and Procedures                                       14-15

PART II.  Other Information

          Item 1. Legal Proceedings                                                16

          Item 6. Exhibits and Reports on Form 8-K                                 16

          Signatures                                                               17

          Exhibit Index                                                           E-1



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                                    IDS LIFE INSURANCE COMPANY
                                                   CONSOLIDATED BALANCE SHEETS
                                                  (thousands, except share data)

                                                                                         March 31,              December 31,
                                                                                            2005                    2004
                                                                                     -------------------    ---------------------
Assets                                                                                  (Unaudited)
------
Investments:
    Available-for-Sale:
       Fixed maturities, at fair value (amortized cost: 2005, $27,268,249; 2004,
        $27,400,640)                                                                 $       27,436,247     $        28,131,195
       Preferred and common stocks, at fair value (cost: 2005 and 2004, $30,019)                 30,054                  31,256
    Mortgage loans on real estate, at cost (less reserves: 2005 and 2004, $45,347)            2,929,845               2,923,542
    Policy loans                                                                                590,830                 588,574
    Trading and other investments                                                               694,190                 753,298
                                                                                     -------------------    ---------------------
            Total investments                                                                31,681,166              32,427,865

Cash and cash equivalents                                                                       196,981                 131,427
Restricted cash                                                                                 576,085                 535,821
Reinsurance recoverables                                                                        910,299                 876,408
Amounts due from brokers                                                                        103,784                   7,109
Other accounts receivable                                                                        57,317                  52,527
Accrued investment income                                                                       358,552                 351,522
Deferred policy acquisition costs                                                             3,740,171               3,637,956
Deferred sales inducement costs                                                                 323,620                 302,997
Other assets                                                                                    185,651                 308,398
Separate account assets                                                                      32,491,964              32,454,032
                                                                                     -------------------    ---------------------
            Total assets                                                             $       70,625,590     $        71,086,062
                                                                                     ===================    =====================

Liabilities and Stockholder's Equity
------------------------------------

Liabilities:
    Future policy benefits:
       Fixed annuities                                                               $       26,823,122     $        26,978,596
       Variable annuity guarantees                                                               24,820                  32,955
       Universal life insurance                                                               3,701,328               3,689,639
       Traditional life insurance                                                               277,463                 271,516
       Disability income and long-term care insurance                                         1,996,046               1,942,656
    Policy claims and other policyholders' funds                                                 77,746                  69,884
    Amounts due to brokers                                                                      137,509                 162,609
    Deferred income taxes, net                                                                   14,057                 141,202
    Other liabilities                                                                           367,156                 437,418
    Separate account liabilities                                                             32,491,964              32,454,032
                                                                                     -------------------    ---------------------
            Total liabilities                                                                65,911,211              66,180,507
                                                                                     -------------------    ---------------------

Stockholder's equity:
    Capital stock, $30 par value;
       100,000 shares authorized, issued and outstanding                                          3,000                   3,000
    Additional paid-in capital                                                                1,370,388               1,370,388
    Retained earnings                                                                         3,316,015               3,190,474
    Accumulated other comprehensive income, net of tax:
       Net unrealized securities gains                                                           60,582                 370,615
       Net unrealized derivative losses                                                         (35,606)                (28,922)
                                                                                     -------------------    ---------------------
         Total accumulated other comprehensive income                                            24,976                 341,693
                                                                                     -------------------    ---------------------
            Total stockholder's equity                                                        4,714,379               4,905,555
                                                                                     -------------------    ---------------------
    Total liabilities and stockholder's equity                                       $       70,625,590     $        71,086,062
                                                                                     ===================    =====================


                                          See Notes to Consolidated Financial Statements

                                                IDS LIFE INSURANCE COMPANY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (thousands)
                                                       (Unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                  -----------------------------------------
                                                                                         2005                  2004
                                                                                  ------------------     ------------------
Revenues:
    Premiums:
       Traditional life insurance                                                 $           17,490     $          17,051
       Disability income and long-term care insurance                                         71,343                68,098
                                                                                  ------------------     ------------------
           Total premiums                                                                     88,833                85,149

    Net investment income                                                                    458,788               415,173
    Contractholder and policyholder charges                                                  143,057               136,203
    Mortality and expense risk and other fees                                                114,778               107,242
    Net realized gain on investments                                                             194                 8,646
                                                                                  ------------------     ------------------
           Total                                                                             805,650               752,413
                                                                                  ------------------     ------------------

Benefits and Expenses:
    Death and other benefits:
       Traditional life insurance                                                             12,069                10,562
       Investment contracts and universal life-type insurance                                 52,287                58,233
       Disability income and long-term care insurance                                         17,177                15,358
    Increase (decrease) in liabilities for future policy benefits:
       Traditional life insurance                                                                938                (1,265)
       Disability income and long-term care insurance                                         29,597                20,120
    Interest credited to account values                                                      273,262               283,071
    Amortization of deferred policy acquisition costs                                         99,082                23,578
    Other insurance and operating expenses                                                   137,524               125,588
                                                                                  ------------------     ------------------
           Total                                                                             621,936               535,245
                                                                                  ------------------     ------------------
Income before income tax provision and accounting change                                     183,714               217,168
Income tax provision                                                                          58,173                70,371
                                                                                  ------------------     ------------------
Income before accounting change                                                              125,541               146,797
Cumulative effect of accounting change, net of tax (Note 1)                                        -               (70,568)
                                                                                  ------------------     -------------------

Net income                                                                        $          125,541     $          76,229
                                                                                  ==================     ==================


                                          See Notes to Consolidated Financial Statements

                                             IDS LIFE INSURANCE COMPANY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (thousands)
                                                     (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                            ----------------------------------------
                                                                                  2005                  2004
                                                                            ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $      125,541        $       76,229
    Adjustments to reconcile net income to net cash provided by operating activities:
            Policy loans, excluding universal life-type insurance
               Repayment                                                              8,799                 9,761
               Issuance                                                              (8,856)               (8,475)
            Change in reinsurance recoverables                                      (33,891)              (18,730)
            Change in other accounts receivable                                      (4,790)               (6,398)
            Change in accrued investment income                                      (7,030)                4,281
            Change in deferred policy acquisition costs, net                        (42,456)             (102,534)
            Change in liabilities for future policy benefits for
               traditional life, disability income and long-term care
               insurance                                                             59,337                37,066
            Change in policy claims and other policyholders' funds                    7,862                11,578
            Deferred income taxes                                                    43,394                24,282
            Change in other assets and liabilities, net                              29,505                47,396
            Amortization of premium, net                                             22,719                25,364
            Net realized gain on investments                                           (194)               (8,646)
            Trading securities, net                                                  63,236               (20,937)
            Net realized gain on trading securities                                  (8,971)              (21,056)
            Contractholder and policyholder charges, non-cash                       (57,584)              (57,277)
            Cumulative effect of accounting change, net of tax (Note 1)                   -                70,568
                                                                            ------------------    ------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                       196,621                62,472
                                                                            ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-Sale securities:
            Sales                                                                   547,237               263,213
            Maturities, sinking fund payments and calls                             428,245               479,186
            Purchases                                                              (864,336)           (1,121,743)
    Other investments, excluding policy loans:
            Sales, maturities, sinking fund payments and calls                       98,233               167,346
            Purchases                                                               (99,298)              (59,634)
    Change in amounts due to and from brokers, net                                 (121,775)               72,529
    Change in restricted cash                                                       (40,264)                9,247
                                                                            ------------------    ------------------
    NET CASH USED IN INVESTING ACTIVITIES                                           (51,958)             (189,856)
                                                                            ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Activity related to investment contracts and universal life-type insurance:
            Considerations received                                                 443,345               565,352
            Interest credited to account values                                     273,262               283,071
            Surrenders and other benefits                                          (793,517)             (757,542)
    Universal life-type insurance policy loans:
            Repayment                                                                21,991                24,438
            Issuance                                                                (24,190)              (23,421)
                                                                            ------------------    ------------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (79,109)               91,898
                                                                            ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 65,554               (35,486)
Cash and cash equivalents at beginning of period                                    131,427               400,294
                                                                            ------------------    ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      196,981        $      364,808
                                                                            ==================    ==================

SUPPLEMENTAL DISCLOSURES:
      Income taxes paid                                                      $       31,651        $       11,836
      Interest paid on borrowings                                            $           53        $          258


                                   See Notes to Consolidated Financial Statements

                                                IDS LIFE INSURANCE COMPANY
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                       (thousands)
                                                       (Unaudited)

                                                                                                Accumulated
                                                                               Additional             Other
                                                                 Capital          Paid-In     Comprehensive        Retained
                                                    Total          Stock          Capital     Income/(Loss)        Earnings
---------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003            $      5,397,836   $      3,000   $    1,370,388   $      399,611   $    3,624,837
---------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                      76,229                                                            76,229
   Change in net unrealized holding
     gains on Available-for-Sale
     securities, net of
     reclassification adjustments and
     other adjustments to deferred
     policy acquisition costs,
     deferred sales inducement costs
     and fixed annuity liabilities,
     net of related deferred income
     taxes                                        278,772                                          278,772
   Reclassification adjustment for
     gains on derivatives included
     in net income, net of related
     deferred income taxes                         (7,582)                                          (7,582)
                                         ----------------
Total comprehensive income                        347,419
---------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2004               $      5,745,255   $      3,000   $    1,370,388   $      670,801   $    3,701,066
===========================================================================================================================

Balances at December 31, 2004            $      4,905,555   $      3,000   $    1,370,388   $      341,693   $    3,190,474
Comprehensive loss:
   Net income                                     125,541                                                           125,541
   Change in net unrealized holding
     gains on Available-for-Sale
     securities, net of
     reclassification adjustments and
     other adjustments to deferred
     policy acquisition costs,
     deferred sales inducement costs
     and fixed annuity liabilities,
     net of related deferred income
     taxes                                       (310,033)                                        (310,033)
   Reclassification adjustment for
     gains on derivatives included
     in net income, net of related
     deferred income taxes                         (6,684)                                          (6,684)
                                         ----------------
Total comprehensive loss                         (191,176)
---------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 2005               $      4,714,379   $      3,000   $    1,370,388   $       24,976   $    3,316,015
===========================================================================================================================



                                       See Notes to Consolidated Financial Statements

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of IDS Life Insurance Company (IDS Life) for the year ended December 31, 2004. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

     Application of Recently Issued Accounting Standards
     ---------------------------------------------------
     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

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

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). IDS Life complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the years ended December 31, 2004 and 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP) No. EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

     and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. IDS Life will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   INVESTMENT SECURITIES

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended March 31:

                                                                               -------------------------------
                                                                                     2005             2004
                                                                               --------------    -------------
     (Thousands)
     Gross realized gains on sales                                             $      8,834      $    13,226
     Gross realized (losses) on sales                                          $     (8,094)     $    (3,726)
     Realized (losses) recognized for other-than-temporary impairments         $       (636)     $      (130)

3.   COMMITMENTS AND CONTINGENCIES

     At March 31, 2005 and December 31, 2004, IDS Life had commitments to fund mortgage loans on real estate of $96.1 million and $92.5 million, respectively.

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

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

     The IRS routinely examines IDS Life's federal income tax returns and is currently conducting an audit for the 1993 through 1996 tax years and in February 2005 began the examination of the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on IDS Life's consolidated financial position as a result of these audits.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company is a wholly owned subsidiary of American Express Financial Corporation
     (AEFC), which is a wholly owned subsidiary of American Express Company. IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuity products almost exclusively through the American Express Financial Advisors Inc. (AEFAI) retail sales force. IDS Life Insurance Company has four wholly owned life insurance company subsidiaries: IDS Life Insurance Company of New York, a New York stock life insurance company (IDS Life of New
     York); American Partners Life Insurance Company, an Arizona stock life insurance company (American Partners Life); American Enterprise Life Insurance Company, an Indiana stock life insurance company (American Enterprise Life); and American Centurion Life Assurance Company, a New York stock life insurance company (American Centurion Life). IDS Life of New York serves New York State residents and distributes its fixed and variable insurance and annuity products exclusively through AEFAI's retail sales force. American Enterprise Life provides clients of financial institutions and regional and/or independent broker-dealers with American Express branded financial products and wholesaling services to support its retail insurance and annuity operations. American Enterprise Life underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. Effective in December 2004, American Enterprise Life received a Certificate of Authority to transact business in the State of New Hampshire. American Centurion Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors, in New York. American Partners Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO 2, LLC which hold real estate investments. IDS Life Insurance Company and its six subsidiaries are referred to collectively as "IDS Life" in this Form 10-Q.

     On February 1, 2005, American Express Company announced plans to pursue a tax-free spin-off of the common stock of AEFC through a special dividend to American Express common shareholders. The final transaction, which is subject to certain conditions including receipt of a favorable tax ruling and approval by American Express Company's Board of Directors, is expected to close in the third quarter of 2005. In connection with the spin-off, American Express Company intends to provide additional capital to IDS Life to confirm its current financial strength ratings.

     IDS Life follows United States generally accepted accounting principles
     (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements section below.

     Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(1)(a) of Form 10-Q.


     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

     Net income for the three months ended March 31, 2005 was $125.5 million compared to $76.2 million for the three months ended March 31, 2004. Net income for the three months ended March 31, 2004 reflects the $70.6 million ($108.6 million pretax) impact of IDS Life's January 1, 2004 adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. See "Application of Recently Issued Accounting Standards" section in Note 1 to the Consolidated Financial Statements regarding the impact of adoption of SOP 03-1.

     REVENUES
     Net investment income increased $43.6 million or 11 percent. Net investment income for the three months ended March 31, 2005 includes a $7.8 million benefit from lower than expected losses resulting from management's fourth quarter 2004 decision to liquidate the remaining two structured investments. Net investment income for the three months ended March 31, 2004 includes management's first quarter 2004 decision to further improve IDS Life's portfolio risk profile by liquidating a structured investment before maturity resulting in a $49 million pretax charge. Offsetting the impacts related to the structured securities, the mark-to-market impact of trading securities was $17 million lower during the current quarter compared to the same period a year ago, as well as the effect of depreciation during the current quarter versus appreciation in the same period a year ago in the S&P 500 on the value of options hedging equity indexed annuities.

     Contractholder and policyholder charges increased $6.9 million or 5 percent reflecting increased cost of insurance charges on variable universal life products, as well as a slight increase in the amount of surrender charges on variable annuity products.

     Mortality and expense risk and other fees increased $7.5 million or 7 percent reflecting higher average market values of separate account assets.

     Net realized gain on investments was $0.2 million for the three months ended March 31, 2005 compared to $8.6 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, $8.8 million of gross realized gains were partially offset by $8.1 million of gross realized losses from sales of securities, as well as $0.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     For the three months ended March 31, 2004, $15 million of investment gains were partially offset by $6.4 million of losses and impairments. Included in these total investment gains and losses are $13.2 million of gross realized gains and $3.7 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     BENEFITS AND EXPENSES
     Interest credited to account values decreased $9.8 million or 3 percent, reflecting lower interest crediting rates on annuity products and the effect of depreciation during the current quarter versus appreciation in the same period a year ago in the S&P 500 on equity index annuities, partially offset by higher life insurance inforce levels and average annuity accumulation values.

     Amortization of deferred policy acquisition costs (DAC) increased to $99.1 million for the three months ended March 31, 2005 from $23.6 million for the three months ended March 31, 2004 reflecting the first quarter 2004 $65.7 million pretax DAC valuation benefit reflecting an adjustment associated with the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1. These increases were partially offset by changes made to the benefit ratios which are used to estimate the cost of certain variable annuity guarantee features.

     Other insurance and operating expenses increased $11.9 million or 10 percent reflecting increases in certain non-deferrable product distribution costs.

     DEFERRED POLICY ACQUISITION COSTS
     DAC represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and life and health insurance products. These costs are deferred to the extent they are recoverable from future profits. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

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


     DAC balances for various insurance and annuity products sold by IDS Life are set forth below:

     (Millions)                                    March 31, 2005            December 31, 2004
                                               -----------------------    ----------------------
                                                     (Unaudited)
     Life and health insurance                         $        1,792         $         1,766
     Annuities                                                  1,948                   1,872
                                               -----------------------    ----------------------
     Total                                             $        3,740         $         3,638
                                               =======================    ======================

     LIQUIDITY AND CAPITAL RESOURCES

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

     Funding Strategy
     IDS Life, on a consolidated basis, has available lines of credit with AEFC aggregating $295 million ($195 million committed and $100 million uncommitted). At March 31, 2005, there were no line of credit borrowings outstanding with AEFC and no outstanding reverse repurchase agreements. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

     Investment securities include $2.2 billion, $2.3 billion and $2.5 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. These investments represent 7 percent, 7 percent and 8 percent of IDS Life's investment portfolio at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

     Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. IDS Life earns fees from the related accounts.

     As of March 31, 2005, IDS Life continued to hold investments in collateralized debt obligations (CDOs), some of which are also managed by an affiliate, and were not consolidated pursuant to the adoption of FIN 46 as IDS Life was not considered the primary beneficiary. IDS Life invested in CDOs as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. IDS Life's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of March 31, 2005, the carrying values of the CDO residual tranches, managed by an affiliate, were $4.1 million. IDS Life also has an interest in a CDO securitization with a carrying value of $487.5 million of which $351.2 million is considered investment grade. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, IDS Life's return correlates to the performance of portfolios of high-yield bonds and/or bank loans comprising the CDOs.

     The carrying value of the CDOs, as well as derivatives recorded on the balance sheet as a result of consolidating the two secured loan trusts
     (SLTs), which are in the process of being liquidated, and IDS Life's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDOs or in the reference portfolio of the SLTs and, as such, are subject to change. Although the exposure associated with IDS Life's investment in CDOs is limited to the carrying value of such investments, the CDOs have significant volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than IDS Life's exposure. In the event of significant deterioration of a portfolio, the relevant CDO may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO carrying amount. The derivatives recorded as a result of consolidating and now liquidating certain SLTs under FIN 46 are primarily valued based on the expected gains and losses from liquidating a reference portfolio of high-yield loans. The overall exposure to loss related to these derivatives is represented by the pretax net assets of the SLTs, which is $465 million at March 31, 2005. However, because the portfolio has been substantially liquidated, a significant portion of the net assets within the structure is cash and cash equivalents and, as a result, the overall market exposure has been reduced to approximately $20 million.

     IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS
     As discussed above, various aspects of IDS Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB) and certain other variable annuity benefits, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB and other variable annuity benefit provisions and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of IDS Life's structured investment portfolios are impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

     OTHER REPORTING MATTERS

     Accounting Developments
     See "Application of Recently Issued Accounting Standards" section of
     Note 1 to the Consolidated Financial Statements.


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

     FORWARD-LOOKING STATEMENTS
     This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by IDS Life, and other fees received based on the value of those assets; IDS Life's ability to recover Deferred Policy Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in IDS Life's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by IDS Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on IDS Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; IDS Life's ability to develop and roll out new and attractive products to clients in a timely manner; successfully cross-selling insurance and annuity products and services to AEFC's customer base; fluctuations in interest rates, which impacts IDS Life's spreads in the insurance and annuity businesses; credit trends and the rate of bankruptcies which can affect returns on IDS Life's investment portfolios; lower than anticipated spreads in the insurance and annuity business; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect IDS Life against losses; negative changes in IDS Life Insurance Company's and its four life insurance company subsidiaries' credit ratings; increasing competition in all of IDS Life's insurance and annuity business; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving SLTs that IDS Life invests in which could affect both IDS Life's financial condition and results of operations; changes in laws or government regulations; outcomes associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2004, and its other reports filed with the Securities and Exchange Commission (SEC).





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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             See Exhibit Index on page E-1 hereof.

         (b) Reports on Form 8-K.

             Reports on Form 8-K filed by IDS Life during the quarterly period ended March 31, 2005 were previously disclosed on Form 10-K. There were no additional reports on Form 8-K filed by IDS Life during the quarterly period ended March 31, 2005.


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

                                    IDS LIFE INSURANCE COMPANY
                                    --------------------------
                                           (Registrant)






Date: May 5, 2005                   By /s/ Mark E. Schwarzmann
                                       ---------------------------------------
                                       Mark E. Schwarzmann
                                       Director, Chairman of the Board and
                                       Chief Executive Officer



Date: May 5, 2005                   By /s/ Arthur H. Berman
                                       ---------------------------------------
                                       Arthur H. Berman
                                       Director and Executive Vice President -
                                       Finance and Chief Financial Officer


                                EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report:

Exhibit                            Description
-------                            -----------

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