Form 10-Q
period 2005-06-30
IDS LIFE INSURANCE CO
filed 2005-08-11
CIK 727892

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from          to
                                            --------    --------

                       Commission file number 33-28976

                         IDS LIFE INSURANCE COMPANY
                         --------------------------
           (Exact name of registrant as specified in its charter)

                       MINNESOTA                                       41-0823832
-------------------------------------------------------   ------------------------------------
            (State or other jurisdiction of               (I.R.S. Employer Identification No.)
            incorporation or organization)


829 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                   55474
-------------------------------------------------------   ------------------------------------
       (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (612) 671-3131
                                                   ----------------

829 AXP FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA
------------------------------------------------------------------------------
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

                         IDS LIFE INSURANCE COMPANY

                                  FORM 10-Q

                                    INDEX

                                                                     Page No.
                                                                     --------

PART I.  Financial Information:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -- June 30, 2005 and
                  December 31, 2004                                       1

                  Consolidated Statements of Income -- Three Months
                  Ended June 30, 2005 and 2004                            2

                  Consolidated Statements of Income -- Six Months
                  Ended June 30, 2005 and 2004                            3

                  Consolidated Statements of Cash Flows --
                  Six Months Ended June 30, 2005 and 2004                 4

                  Consolidated Statements of Stockholder's
                  Equity -- Six Months Ended June 30, 2005 and 2004       5

                  Notes to Consolidated Financial Statements            6-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  9-16

         Item 4.  Controls and Procedures                             17-18

PART II. Other Information

         Item 1.  Legal Proceedings                                      19

         Item 6.  Exhibits and Reports on Form 8-K                       19

         Signatures                                                      20

         Exhibit Index                                                  E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                               IDS LIFE INSURANCE COMPANY
                                               CONSOLIDATED BALANCE SHEETS
                                              (thousands, except share data)

                                                                                       June 30,              December 31,
                                                                                        2005                     2004
                                                                                     -----------             ------------
                                                                                     (Unaudited)
Assets
------
Investments:
  Available-for-Sale:
    Fixed maturities, at fair value (amortized cost: 2005, $27,060,062;
     2004, $27,400,640)                                                              $27,737,220             $28,131,195
    Preferred and common stocks, at fair value (cost: 2005 and 2004, $30,019)             31,800                  31,256
    Mortgage loans on real estate, at cost (less reserves: 2005, $41,347
     and 2004, $45,347)                                                                2,849,178               2,923,542
    Policy loans                                                                         593,103                 588,574
    Trading and other investments                                                        681,686                 802,096
                                                                                     -----------             -----------
        Total investments                                                             31,892,987              32,476,663

Cash and cash equivalents                                                              1,019,382                 131,427
Restricted cash                                                                          208,310                 535,821
Reinsurance recoverables                                                                 947,956                 876,408
Amounts due from brokers                                                                  43,742                   7,109
Other accounts receivable                                                                 57,526                  52,527
Accrued investment income                                                                338,501                 351,522
Deferred policy acquisition costs                                                      3,748,720               3,637,956
Deferred sales inducement costs                                                          329,671                 302,997
Other assets                                                                             118,712                 259,600
Separate account assets                                                               33,821,783              32,454,032
                                                                                     -----------             -----------
        Total assets                                                                 $72,527,290             $71,086,062
                                                                                     ===========             ===========

Liabilities and Stockholder's Equity
------------------------------------

Liabilities:
  Future policy benefits:
    Fixed annuities                                                                  $26,697,459             $26,978,596
    Variable annuity guarantees                                                           31,966                  32,955
    Universal life insurance                                                           3,707,431               3,689,639
    Traditional life insurance                                                           283,783                 271,516
    Disability income and long-term care insurance                                     2,049,625               1,942,656
  Policy claims and other policyholders' funds                                            79,655                  69,884
  Amounts due to brokers                                                                 246,275                 162,609
  Deferred income taxes, net                                                             166,745                 141,202
  Other liabilities                                                                      346,672                 437,418
  Separate account liabilities                                                        33,821,783              32,454,032
                                                                                     -----------             -----------
        Total liabilities                                                             67,431,394              66,180,507
                                                                                     -----------             -----------

Stockholder's equity:
  Capital stock, $30 par value;
    100,000 shares authorized, issued and outstanding                                      3,000                   3,000
  Additional paid-in capital                                                           1,370,388               1,370,388
  Retained earnings                                                                    3,407,479               3,190,474
  Accumulated other comprehensive income, net of tax:
    Net unrealized securities gains                                                      351,959                 370,615
    Net unrealized derivative losses                                                     (36,930)                (28,922)
                                                                                     -----------             -----------
      Total accumulated other comprehensive income                                       315,029                 341,693
                                                                                     -----------             -----------
        Total stockholder's equity                                                     5,095,896               4,905,555
                                                                                     -----------             -----------
  Total liabilities and stockholder's equity                                         $72,527,290             $71,086,062
                                                                                     ===========             ===========


                                     See Notes to Consolidated Financial Statements

                                    IDS LIFE INSURANCE COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (thousands)
                                           (Unaudited)

                                                                           Three Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                        2005              2004
                                                                      --------          --------
Revenues:
  Premiums:
    Traditional life insurance                                        $ 19,267          $ 17,003
    Disability income and long-term care insurance                      72,776            70,268
                                                                      --------          --------
      Total premiums                                                    92,043            87,271

  Net investment income                                                422,922           464,644
  Contractholder and policyholder charges                              142,757           138,181
  Mortality and expense risk and other fees                            108,390           101,740
  Net realized gain on investments                                      37,645             8,867
                                                                      --------          --------
      Total                                                            803,757           800,703
                                                                      --------          --------

Benefits and Expenses:
  Death and other benefits:
    Traditional life insurance                                           8,511             9,528
    Investment contracts and universal life-type insurance              66,437            58,474
    Disability income and long-term care insurance                      19,022            16,178
  Increase in liabilities for future policy benefits:
    Traditional life insurance                                           1,472               649
    Disability income and long-term care insurance                      29,969            34,566
  Interest credited to account values                                  280,359           280,009
  Amortization of deferred policy acquisition costs                     98,193            88,206
  Separation costs                                                      25,772                 -
  Other insurance and operating expenses                               148,171           119,824
                                                                      --------          --------
      Total                                                            677,906           607,434
                                                                      --------          --------
Income before income tax provision                                     125,851           193,269
Income tax provision                                                    34,387            70,165
                                                                      --------          --------

Net income                                                            $ 91,464          $123,104
                                                                      ========          ========

                         See Notes to Consolidated Financial Statements

                                        IDS LIFE INSURANCE COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (thousands)
                                               (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                        --------------------------------
                                                                           2005                  2004
                                                                        ----------            ----------
Revenues:
  Premiums:
    Traditional life insurance                                          $   36,757            $   34,054
    Disability income and long-term care insurance                         144,119               138,366
                                                                        ----------            ----------
      Total premiums                                                       180,876               172,420

  Net investment income                                                    881,710               879,817
  Contractholder and policyholder charges                                  285,814               274,384
  Mortality and expense risk and other fees                                223,168               208,982
  Net realized gain on investments                                          37,839                17,513
                                                                        ----------            ----------
      Total                                                              1,609,407             1,553,116
                                                                        ----------            ----------

Benefits and Expenses:
  Death and other benefits:
    Traditional life insurance                                              20,580                20,090
    Investment contracts and universal life-type insurance                 118,724               116,707
    Disability income and long-term care insurance                          36,199                31,536
  Increase (decrease) in liabilities for future policy benefits:
    Traditional life insurance                                               2,410                  (616)
    Disability income and long-term care insurance                          59,566                54,686
  Interest credited to account values                                      553,621               563,080
  Amortization of deferred policy acquisition costs                        197,275               111,784
  Separation costs                                                          25,772                     -
  Other insurance and operating expenses                                   285,695               245,412
                                                                        ----------            ----------
      Total                                                              1,299,842             1,142,679
                                                                        ----------            ----------
Income before income tax provision and accounting change                   309,565               410,437
Income tax provision                                                        92,560               140,536
                                                                        ----------            ----------
Income before accounting change                                            217,005               269,901
Cumulative effect of accounting change, net of tax (Note 1)                      -               (70,568)
                                                                        ----------            ----------

Net income                                                              $  217,005            $  199,333
                                                                        ==========            ==========

                             See Notes to Consolidated Financial Statements

                                           IDS LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (thousands)
                                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 --------------------------------
                                                                                     2005                 2004
                                                                                 -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $   217,005          $   199,333
  Adjustments to reconcile net income to net cash provided by operating activities:
    Policy loans, excluding universal life-type insurance
      Repayment                                                                       18,265               19,370
      Issuance                                                                       (18,500)             (19,101)
    Change in reinsurance recoverables                                               (71,548)             (54,109)
    Change in other accounts receivable                                               (4,999)              (4,148)
    Change in accrued investment income                                               13,021                9,528
    Change in deferred policy acquisition costs, net                                (106,155)            (151,457)
    Change in deferred sales inducement costs, net                                   (25,858)             (20,112)
    Change in liabilities for future policy benefits for traditional
     life, disability income and long-term care insurance                            119,236              100,690
    Change in policy claims and other policyholders' funds                             9,771               14,089
    Deferred income taxes                                                             39,900               32,367
    Change in other assets and liabilities, net                                       47,587               48,803
    Amortization of premium, net                                                      46,370               43,069
    Net realized gain on investments                                                 (37,839)             (17,513)
    Trading securities and equity method investments in hedge funds, net             116,791              (29,345)
    Net realized gain on trading securities                                           (4,962)             (16,087)
    Contractholder and policyholder charges, non-cash                               (115,827)            (115,062)
    Cumulative effect of accounting change, net of tax (Note 1)                            -               70,568
                                                                                  -----------          -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                          242,258              110,883
                                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Available-for-Sale securities:
    Sales                                                                          1,907,590              795,643
    Maturities, sinking fund payments and calls                                      887,324            1,026,235
    Purchases                                                                     (2,458,636)          (2,041,103)
  Other investments, excluding policy loans:
    Sales, maturities, sinking fund payments and calls                               308,521              307,311
    Purchases                                                                       (227,876)            (198,010)
  Change in amounts due to and from brokers, net                                      47,033              (36,033)
  Change in restricted cash                                                          327,511               10,929
                                                                                 -----------          -----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                791,467             (135,028)
                                                                                 -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Activity related to investment contracts and universal life-type insurance:
    Considerations received                                                          883,552            1,127,947
    Interest credited to account values                                              553,621              563,080
    Surrenders and other benefits                                                 (1,578,649)          (1,400,677)
  Universal life-type insurance policy loans:
    Repayment                                                                         46,477               46,102
    Issuance                                                                         (50,771)             (46,397)
  Cash dividend to parent                                                                  -             (430,000)
                                                                                 -----------          -----------
  NET CASH USED IN FINANCING ACTIVITIES                                             (145,770)            (139,945)
                                                                                 -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 887,955             (164,090)
Cash and cash equivalents at beginning of period                                     131,427              400,294
                                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,019,382          $   236,204
                                                                                 ===========          ===========

SUPPLEMENTAL DISCLOSURES:
  Income taxes paid                                                              $    99,798          $    83,261
  Interest paid on borrowings                                                    $        63          $       379


                                  See Notes to Consolidated Financial Statements

                                                   IDS LIFE INSURANCE COMPANY
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                          (thousands)
                                                          (Unaudited)

                                                                                                 Accumulated
                                                                               Additional              Other
                                                               Capital            Paid-In      Comprehensive          Retained
                                                   Total         Stock            Capital       Income/(Loss)         Earnings
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                 $5,397,836        $3,000         $1,370,388          $ 399,611        $3,624,837
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net income                                     199,333                                                               199,333
  Change in net unrealized holding
   gains on Available-for-Sale
   securities, net of reclassification
   adjustments and other adjustments
   to deferred policy acquisition costs,
   deferred sales inducement costs and
   fixed annuity liabilities, net of
   related deferred income taxes                (368,405)                                           (368,405)
  Reclassification adjustment for
   gains on derivatives included in
   net income, net of related
   deferred income taxes                         (12,227)                                            (12,227)
                                               ---------
  Total comprehensive loss                      (181,299)
  Dividends to parent                           (430,000)                                                             (430,000)
-------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2004                     $4,786,537        $3,000         $1,370,388          $  18,979        $3,394,170
===============================================================================================================================

Balances at December 31, 2004                 $4,905,555        $3,000         $1,370,388          $ 341,693        $3,190,474
Comprehensive income:
  Net income                                     217,005                                                               217,005
  Change in net unrealized holding
   gains on Available-for-Sale
   securities, net of reclassification
   adjustments and other adjustments
   to deferred policy acquisition costs,
   deferred sales inducement costs and
   fixed annuity liabilities, net of
   related deferred income taxes                 (18,656)                                            (18,656)
  Reclassification adjustment for
   gains on derivatives included in
   net income, net of related
   deferred income taxes                          (8,008)                                             (8,008)
                                               ---------
Total comprehensive income                       190,341
-------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2005                     $5,095,896        $3,000         $1,370,388          $ 315,029        $3,407,479
===============================================================================================================================


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

     Separation of Ameriprise Financial
     ----------------------------------
     IDS Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial
     Corporation (AEFC). Ameriprise Financial is a wholly owned subsidiary of American Express Company (American Express).

     Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express on February 1, 2005, to pursue a spin off of the businesses now being operated under the Ameriprise Financial name. The separation from American Express is expected to be completed on or after September 30, 2005, subject to certain regulatory and other approvals, including final approval by the board of directors of American Express. After the expected separation from American Express, Ameriprise Financial and its subsidiaries will no longer be affiliated with American Express. Ameriprise Financial and American Express will be independent companies, with separate public ownership, boards of directors and management.

     In connection with the separation, IDS Life will be allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to IDS Life are expected to be significant to IDS Life. Ameriprise Financial will provide additional capital to IDS Life to support its current financial strength ratings.

     Separation Costs
     ----------------
     During the quarter ended June 30, 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to IDS Life that it considered to be a reasonable reflection of separation costs benefiting IDS Life. During the quarter ended June 30, 2005, IDS Life recorded $25.8 million in allocated separation costs. Had this allocation method been applied for the quarter ended March 31, 2005, approximately $6.7 million of these costs would have been charged to IDS Life during that period. Separation costs generally consist of financial advisor and employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


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

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


2.   INVESTMENT SECURITIES

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and six months ended June 30:

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                       ----------------------            ----------------------
                                                         2005          2004                2005          2004
                                                       --------       -------            --------       -------
     (Thousands)
     Gross realized gains on sales                     $ 63,529       $ 10,543           $ 72,363      $ 23,769
     Gross realized (losses) on sales                  $(24,153)      $ (2,663)          $(32,247)     $ (6,389)
     Realized (losses) recognized for
      other-than-temporary impairments                 $      -       $      -           $   (636)     $   (130)

3.   COMMITMENTS AND CONTINGENCIES

     At June 30, 2005 and December 31, 2004, IDS Life had commitments to fund mortgage loans on real estate of $217 million and $92.5 million, respectively.

     The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, generally including suitability, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales of B shares. IDS Life and its subsidiaries have received requests for information and have been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

     The IRS routinely examines IDS Life's federal income tax returns and is currently conducting an audit for the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on IDS Life's consolidated financial position as a result of these audits.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation (AEFC). Ameriprise Financial is a wholly owned subsidiary of American Express Company (American Express).

     Ameriprise Financial changed its name on August 1, 2005 as a consequence of the plans announced by American Express on February 1, 2005, to pursue a spin off of the businesses now being operated under the Ameriprise Financial name. The separation from American Express is expected to be completed on or after September 30, 2005, subject to certain regulatory and other approvals, including final approval by the board of directors of American Express. After the expected separation from American Express, Ameriprise Financial and its subsidiaries will no longer be affiliated with American Express. Ameriprise Financial and American Express will be independent companies, with separate public ownership, boards of directors and management.

     IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuity products almost exclusively through the Ameriprise Financial Services, Inc. (formerly known as American Express Financial Advisors Inc. (AEFAI)) retail sales force. IDS Life Insurance Company has four wholly owned life insurance company subsidiaries: IDS Life Insurance Company of New York, a New York stock life insurance company (IDS Life of New York); American Partners Life Insurance Company, an Arizona stock life insurance company (American Partners Life); American Enterprise Life Insurance Company, an Indiana stock life insurance company (American Enterprise
     Life); and American Centurion Life Assurance Company, a New York stock life insurance company (American Centurion Life). IDS Life of New York serves New York State residents and distributes its fixed and variable insurance and annuity products exclusively through the Ameriprise Financial Services, Inc. retail sales force. American Enterprise Life provides clients of financial institutions and regional and/or independent broker-dealers with financial products and wholesaling services to support its retail insurance and annuity operations. American Enterprise Life underwrites fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. American Centurion Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors, in New York. American Partners Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO 2, LLC which hold real estate investments. IDS Life Insurance Company and its six subsidiaries are referred to collectively as "IDS Life" in this Form 10-Q.

     In connection with the separation, American Express has indicated that it will provide additional capital to Ameriprise Financial of approximately $1 billion. This capital contribution is intended to provide adequate support for Ameriprise Financial's senior debt rating on the distribution date, to allow Ameriprise Financial to have efficient access to the capital markets, and to support the current financial strength ratings of Ameriprise Financial's insurance subsidiaries.

     IDS Life will be allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to IDS Life are expected to be significant to IDS Life. Ameriprise Financial will provide additional capital to IDS Life to support its current financial strength ratings.

     IDS Life follows United States generally accepted accounting principles
     (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

     Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the Forward-Looking Statements section below.

     Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(1) (a) of Form 10-Q.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

     Net income was $91.5 million for the three months ended June 30, 2005, compared to $123.1 million for the three months ended June 30, 2004. The decrease in net income primarily reflects separation costs and higher insurance and operating expenses partially offset by a lower effective tax rate, as further described below.

     The effective tax rate decreased to 27 percent in the three months ended June 30, 2005 from 36 percent in the three months ended June 30, 2004 reflecting higher dividend exclusions and other tax-advantaged items. The effective tax rate in the three months ended June 30, 2004 included a reduction in net deferred tax assets which increased the effective rate.

     REVENUES

     Net investment income decreased $41.7 million or 9 percent primarily reflecting a decline in overall investment yields and a lower benefit related to the liquidation of structured investments. More specifically, net investment income for the current quarter includes a $4.8 million benefit on the liquidation of structured investments compared to an $18.4 million benefit in the same period a year ago.

     Contractholder and policyholder charges increased $4.6 million or 3 percent reflecting an increase in the amount of cost of insurance charges on variable universal life products, as well as a slight increase in the amount of surrender charges on variable annuity products.

     Mortality and expense risk and other fees increased $6.7 million or 7 percent reflecting higher average market values of separate account assets.

     Net realized gain on investments was $37.6 million for the three months ended June 30, 2005 compared to $8.9 million for the three months ended June 30, 2004. For the three months ended June 30, 2005, $63.6 million of total investment gains were partially offset by $26.0 million of losses and impairments. Included in these total net investment gains and losses were $63.5 million of gross realized gains partially offset by $24.2 million of gross realized losses from sales of securities, classified as Available-for-Sale. Included in net realized gain on investments classified as Available-for-Sale for the three months ended June 30, 2005 were gross realized gains and losses of $39.2 million and $14.3 million, respectively, related to the sale of all of IDS Life's retained interest in a collateralized debt obligation (CDO) securitization trust, reflecting management's decision to continue to improve the investment portfolio's risk profile through the liquidation of certain structured investments.

     For the three months ended June 30, 2004, $11.6 million of total investment gains were partially offset by $2.7 million of losses. Included in these total net investment gains and losses were $10.5 million of gross realized gains and $2.7 million of gross realized losses from sales of securities, classified as Available-for-Sale.

     BENEFITS AND EXPENSES

     Death and other benefits for investment contracts and universal life-type insurance increased $8 million or 14 percent primarily related to guaranteed minimum withdrawal benefit (GMWB) riders on variable annuity contracts.

     Amortization of deferred policy acquisition costs (DAC) increased to $98.2 million for the three months ended June 30, 2005 from $88.2 million for the three months ended June 30, 2004. The increase primarily reflects higher insurance and annuity DAC balances and the impact on amortization of improved equity markets for the three months ended June 30, 2005. These increases were partially offset by a decrease of $2 million in DAC amortization related to the quarterly recalculation of benefit ratios which are used to estimate the cost of certain variable annuity guarantee features.

     Separation costs generally consist of financial advisor and employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. During the quarter ended June 30, 2005, IDS Life recorded $25.8 million in allocated separation costs.

     Other insurance and operating expenses increased $28.3 million or 24 percent primarily reflecting a $20 million increase in non-deferrable distribution costs due to increased sales related costs and other spending through our distribution channel.

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

     Income before accounting change was $217 million for the six months ended June 30, 2005, compared to $269.9 million for the six months ended June 30, 2004. The decrease in income before accounting change primarily reflects higher amortization of deferred policy acquisition costs and separation costs partially offset by a lower effective tax rate, as further described below.

     Net income was $217 million for the six months ended June 30, 2005 compared to $199.3 million for the six months ended June 30, 2004. Net income for the six months ended June 30, 2004 reflects the $70.6 million after-tax ($108.6 million pretax) cumulative effect of accounting change as a result of IDS Life's adoption of SOP 03-1. See "Application of Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements for discussion regarding the impact of adoption of SOP 03-1.

     The effective tax rate decreased to 30 percent in the six months ended June 30, 2005 from 34 percent in the six months ended June 30, 2004 reflecting higher dividend exclusions and other tax-advantaged items. The effective tax rate in the six months ended June 30, 2004 included a reduction in net deferred tax assets which increased the effective rate.

     REVENUES

     Disability income and long-term care insurance premiums increased
     $5.8 million or 4 percent reflecting higher disability income insurance inforce levels as well as a $1.6 million (net of reinsurance) increase in long-term care premiums as a result of rate increases implemented during the first six months of 2005.

     Contractholder and policyholder charges increased $11.4 million or 4 percent reflecting an increase in the amount of cost of insurance charges on variable universal life products, as well as an increase in the amount of surrender charges on variable annuity products.

     Mortality and expense risk and other fees increased $14.2 million or 7 percent reflecting higher average market values of separate account assets.

     Net realized gain on investments was $37.8 million for the six months ended June 30, 2005 compared to $17.5 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, $72.5 million of total investment gains were partially offset by $34.7 million of losses and impairments. Included in these total net investment gains and losses were $72.4 million of gross realized gains partially offset by $32.2 million of gross realized losses from sales of securities, as well as $0.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized gain on investments classified as Available-for-Sale for the six months ended June 30, 2005 were gross realized gains and losses of $39.2 million and $14.3 million, respectively, related to the sale of all of IDS Life's retained interest in a CDO securitization trust, reflecting management's decision to continue to improve the investment portfolio's risk profile through the liquidation of certain structured investments.

     For the six months ended June 30, 2004, $26.5 million of total investment gains were partially offset by $9.0 million of losses and impairments. Included in these total net investment gains and losses were $23.7 million of gross realized gains and $6.4 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     BENEFITS AND EXPENSES

     Interest credited to account values decreased $9.5 million or 2 percent, primarily reflecting lower interest crediting rates on annuity products and the effect of depreciation during the current period versus appreciation in the same period a year ago in the S&P 500 on equity index annuities, partially offset by higher life insurance inforce levels and average annuity accumulation values.

     Amortization of deferred policy acquisition costs (DAC) increased to $197.3 million for the six months ended June 30, 2005 from $111.8 million for the six months ended June 30, 2004 primarily reflecting the first quarter 2004 $65.7 million pretax DAC valuation benefit reflecting an adjustment associated with the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1, as well as higher insurance and annuity DAC balances.

     Separation costs generally consist of financial advisor and employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. During 2005, IDS Life recorded $25.8 million in allocated separation costs.

     Other insurance and operating expenses increased $40.3 million or 16 percent reflecting a $26.6 million increase in non-deferrable distribution costs due to increased sales related costs and other spending through our distribution channel.

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

     For IDS Life's insurance and annuity products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

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

     DAC balances for various insurance and annuity products sold by IDS Life are set forth below:

     (Millions)                             June 30, 2005    December 31, 2004
                                            -------------    -----------------
                                             (Unaudited)

     Life and health insurance                 $1,807             $1,766
     Annuities                                  1,942              1,872
                                               ------             ------
     Total                                     $3,749             $3,638
                                               ======             ======

     LIQUIDITY AND CAPITAL RESOURCES

     Risk Management
     IDS Life and its subsidiaries through their respective Board of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment security portfolios based upon the type and behavior of the liabilities underlying the products portfolios to achieve targeted levels of profitability within defined risk parameters and to meet contractual obligations.

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

     Capital Strategy
     The liquidity requirements of IDS Life are generally met by funds provided by deposits, premiums, investment income, proceeds from sales of investments as well as maturities and periodic repayments of investments and capital contributions from Ameriprise Financial. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

     Funding Strategy
     IDS Life, on a consolidated basis, has available lines of credit with Ameriprise Financial aggregating $295 million ($195 million committed and $100 million uncommitted). At June 30, 2005, there were no line of credit borrowings outstanding with Ameriprise Financial and no outstanding reverse repurchase agreements. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

     Investment securities include $2.2 billion, $2.3 billion and $2.7 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. These investments represent 7 percent, 7 percent and 9 percent of IDS Life's investment portfolio at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

     Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. IDS Life earns fees from the related accounts.

     During the second quarter 2005, IDS Life sold all of its retained interest in a CDO securitization trust and recognized a net realized gain of $24.9 million. As of December 31, 2004, the carrying value of this retained interest was $526.2 million of which $389.9 million was considered investment grade.

     As of June 30, 2005, IDS Life continued to hold investments in collateralized debt obligations (CDOs), some of which are also managed by an affiliate, and were not consolidated pursuant to the adoption of FIN 46 as IDS Life was not considered the primary beneficiary. IDS Life invested in CDOs as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. IDS Life's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of June 30, 2005, the carrying values of the CDO residual tranches, managed by an affiliate, were $3.2 million. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, IDS Life's return correlates to the performance of portfolios of high-yield bonds and/or bank loans comprising the CDOs.

     The carrying value of the CDO residual tranches, as well as derivatives recorded on the balance sheet as a result of consolidating the two secured loan trusts (SLTs), which are in the process of being liquidated, and IDS Life's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDOs or in the reference portfolio of the SLTs and, as such, are subject to change. Although the exposure associated with IDS Life's investment in CDOs is limited to the carrying value of such investments, the CDOs have significant volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than IDS Life's exposure. In the event of significant deterioration of a portfolio, the relevant CDO may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO carrying amount. The derivatives recorded as a result of consolidating and now liquidating certain SLTs under FIN 46 are primarily valued based on the expected gains and losses from liquidating a reference portfolio of high-yield loans. The overall exposure to loss related to these derivatives is represented by the pretax net assets of the SLTs, which is $164.6 million at June 30, 2005. However, because the portfolio has been substantially liquidated, the net assets within the structure is cash and cash equivalents and, as a result, the overall market exposure is considered negligible.

     IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

     As discussed above, various aspects of IDS Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB), guaranteed minimum withdrawal benefits (GMWB) and certain other variable annuity benefits, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB, GMWB and other variable annuity benefit provisions and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of IDS Life's structured investment portfolios are impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

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

     FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by IDS Life, and other fees received based on the value of those assets; IDS Life's ability to recover Deferred Policy Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in IDS Life's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by IDS Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on IDS Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; IDS Life's ability to develop and roll out new and attractive products to clients in a timely manner; successfully cross-selling insurance and annuity products and services to Ameriprise Financial's customer base; fluctuations in interest rates, which impacts IDS Life's spreads in the insurance and annuity businesses; credit trends and the rate of bankruptcies which can affect returns on IDS Life's investment portfolios; lower than anticipated spreads in the insurance and annuity business; the types and the value of certain death benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance to protect IDS Life against losses; negative changes in IDS Life Insurance Company's and its four life insurance company subsidiaries' credit ratings; increasing competition in all of IDS Life's insurance and annuity business; the adoption of recently issued rules related to the consolidation of variable interest entities, including those involving SLTs that IDS Life invests in which could affect both IDS Life's financial condition and results of operations; changes in laws or government regulations; outcomes associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2004, and its other reports filed with the Securities and Exchange Commission (SEC).

PART II - OTHER INFORMATION

IDS LIFE INSURANCE COMPANY

Item 1.  Legal Proceedings

         The Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD) and several state attorneys general have brought proceedings challenging several mutual fund and variable account financial practices, generally including suitability, late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales of B shares. IDS Life and its subsidiaries have received requests for information and have been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             See Exhibit Index on page E-1 hereof.

         (b) Reports on Form 8-K.

             Form 8-K, filed May 23, 2005, item 5.02, reporting that on May 18, 2005, Arthur H. Berman resigned his position as Executive Vice President - Finance of the Company. Mr. Berman resigned to assume the role of Senior Vice President and Treasurer of American Express Financial Advisors, Inc. (n/k/a Ameriprise Financial Services, Inc.) and American Express Financial Corporation (n/k/a Ameriprise Financial, Inc.) and not due to any disagreements with the Board, auditors or officers of the Company. In the interim period, Jeryl A. Millner will assume the role of Executive Vice President - Finance of the company until the board of the Company can appoint a new Executive Vice President - Finance. Mr. Berman will continue to serve upon the board of the Company.

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

                                      IDS LIFE INSURANCE COMPANY
                                      --------------------------
                                             (Registrant)



Date: August 11, 2005                  By /s/ Mark E. Schwarzmann
                                          ------------------------------------
                                          Mark E. Schwarzmann
                                          Director, Chairman of the Board and
                                          Chief Executive Officer



Date: August 11, 2005                  By /s/ Jeryl A. Millner
                                          ------------------------------------
                                          Jeryl A. Millner
                                          Executive Vice President-Finance and
                                          Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                             Description
-------                             -----------

 31.1 Certification of Mark E. Schwarzmann pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

 31.2 Certification of Jeryl A. Millner pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

 32.1 Certification of Mark E. Schwarzmann and Jeryl A. Millner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.