Form 10-Q
period 2005-09-30
IDS LIFE INSURANCE CO
filed 2005-11-14
CIK 727892

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                     or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to ________

                       Commission file number 33-28976

                         IDS LIFE INSURANCE COMPANY
                         --------------------------
           (Exact name of registrant as specified in its charter)

            MINNESOTA                                  41-0823832
--------------------------------         ------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


829 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA            55474
-------------------------------------------------------      ----------------
        (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code       (612) 671-3131
                                                  ---------------------------

                                    None
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           Yes X   No
                                                            ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).              Yes     No X
                                                            ---    ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                      Yes     No X
                                                            ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at November 14, 2005
---------------------------------------      --------------------------------
Common Stock (par value $30 per share)               100,000 shares


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    IDS LIFE INSURANCE COMPANY

                             FORM 10-Q

                               INDEX

                                                                       Page No.
                                                                       --------
PART I.   Financial Information:

          Item 1.  Financial Statements

                   Consolidated Balance Sheets -- September 30, 2005
                   and December 31, 2004                                      1

                   Consolidated Statements of Income -- Three Months
                   Ended September 30, 2005 and 2004                          2

                   Consolidated Statements of Income -- Nine Months
                   Ended September 30, 2005 and 2004                          3

                   Consolidated Statements of Cash Flows -- Nine Months
                   Ended September 30, 2005 and 2004                          4

                   Consolidated Statements of Stockholder's Equity --
                   Nine Months Ended September 30, 2005 and 2004              5

                   Notes to Consolidated Financial Statements              6-11

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    12-20

          Item 4.  Controls and Procedures                                21-22

PART II.  Other Information

          Item 1.  Legal Proceedings                                         23

          Item 6.  Exhibits                                                  23

          Signatures                                                         24

          Exhibit Index                                                     E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                                   IDS LIFE INSURANCE COMPANY
                                                  CONSOLIDATED BALANCE SHEETS
                                                 (thousands, except share data)

                                                                                           September 30,            December 31,
                                                                                               2005                     2004
                                                                                           -------------            ------------
                                                                                            (Unaudited)
Assets
------
Investments:
    Available-for-Sale:
       Fixed maturities, at fair value (amortized cost: 2005, $27,530,031;
        2004, $27,400,640)                                                                  $27,685,727             $28,131,195
       Preferred and common stocks, at fair value (cost: 2005 and 2004, $30,019)                 31,087                  31,256
    Mortgage loans on real estate, at cost (less reserves: 2005, $41,347; 2004,
     $45,347)                                                                                 2,867,434               2,923,542
    Policy loans                                                                                596,352                 588,574
    Trading and other investments                                                               605,432                 802,096
                                                                                            -----------             -----------
            Total investments                                                                31,786,032              32,476,663

Cash and cash equivalents                                                                     1,195,830                 131,427
Restricted cash                                                                                       -                 535,821
Reinsurance recoverables                                                                        942,763                 876,408
Amounts due from brokers                                                                         10,006                   7,109
Other accounts receivable                                                                        62,233                  52,527
Accrued investment income                                                                       337,256                 351,522
Deferred policy acquisition costs                                                             3,944,432               3,637,956
Deferred sales inducement costs                                                                 357,726                 302,997
Other assets                                                                                    123,663                 186,003
Separate account assets                                                                      36,210,399              32,454,032
                                                                                            -----------             -----------
Total assets                                                                                $74,970,340             $71,012,465
                                                                                            ===========             ===========

Liabilities and Stockholder's Equity
------------------------------------

Liabilities:
    Future policy benefits:
       Fixed annuities                                                                      $26,460,685             $26,978,596
       Variable annuity guarantees                                                               23,683                  32,955
       Universal life insurance                                                               3,702,216               3,689,639
       Traditional life insurance                                                               291,363                 271,516
       Disability income and long-term care insurance                                         2,092,272               1,942,656
    Policy claims and other policyholders' funds                                                 83,145                  69,884
    Amounts due to brokers                                                                      104,221                 162,609
    Deferred income taxes, net                                                                   71,578                 141,202
    Other liabilities                                                                           378,664                 363,821
    Separate account liabilities                                                             36,210,399              32,454,032
                                                                                            -----------             -----------
            Total liabilities                                                                69,418,226              66,106,910
                                                                                            -----------             -----------

Stockholder's equity:
    Capital stock, $30 par value;
     100,000 shares authorized, issued and outstanding                                            3,000                   3,000
    Additional paid-in capital                                                                2,020,388               1,370,388
    Retained earnings                                                                         3,532,550               3,190,474
    Accumulated other comprehensive (loss) income, net of tax:
        Net unrealized securities gains                                                          34,541                 370,615
        Net unrealized derivative losses                                                        (38,365)                (28,922)
                                                                                            -----------             -----------
            Total accumulated other comprehensive (loss) income                                  (3,824)                341,693
                                                                                            -----------             -----------
                Total stockholder's equity                                                    5,552,114               4,905,555
                                                                                            -----------             -----------
Total liabilities and stockholder's equity                                                  $74,970,340             $71,012,465
                                                                                            ===========             ===========

                                         See Notes to Consolidated Financial Statements

                                                IDS LIFE INSURANCE COMPANY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (thousands)
                                                       (Unaudited)


                                                                                                  Three Months Ended
                                                                                                     September 30,
                                                                                            ------------------------------
                                                                                              2005                  2004
                                                                                            --------              --------
Revenues:
    Premiums:
       Traditional life insurance                                                           $ 15,933              $ 17,040
       Disability income and long-term care insurance                                         74,310                71,879
                                                                                            --------              --------
           Total premiums                                                                     90,243                88,919

    Net investment income                                                                    461,450               443,534
    Contractholder and policyholder charges                                                  145,477               139,449
    Mortality and expense risk and other fees                                                125,559               106,420
    Net realized gain on investments                                                           8,070                   788
                                                                                            --------              --------
           Total                                                                             830,799               779,110
                                                                                            --------              --------

Benefits and Expenses:
    Death and other benefits:
       Traditional life insurance                                                             10,144                 6,921
       Investment contracts and universal life-type insurance                                 49,453                51,442
       Disability income and long-term care insurance                                         18,895                18,726
    Increase in liabilities for future policy benefits:
       Traditional life insurance                                                                517                   104
       Disability income and long-term care insurance                                         49,200                33,067
    Interest credited to account values                                                      278,623               278,902
    Amortization of deferred policy acquisition costs                                         24,543                63,446
    Separation costs                                                                          38,915                     -
    Other insurance and operating expenses                                                   152,414               128,754
                                                                                            --------              --------
           Total                                                                             622,704               581,362
                                                                                            --------              --------
Income before income tax provision                                                           208,095               197,748
Income tax provision                                                                          83,024                65,245
                                                                                            --------              --------

Net income                                                                                  $125,071              $132,503
                                                                                            ========              ========

                                       See Notes to Consolidated Financial Statements

                                                IDS LIFE INSURANCE COMPANY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (thousands)
                                                       (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                          --------------------------------
                                                                                             2005                  2004
                                                                                          ----------            ----------
Revenues:
    Premiums:
       Traditional life insurance                                                         $   52,690            $   51,094
       Disability income and long-term care insurance                                        218,429               210,245
                                                                                          ----------            ----------
           Total premiums                                                                    271,119               261,339

    Net investment income                                                                  1,343,160             1,323,351
    Contractholder and policyholder charges                                                  431,291               413,833
    Mortality and expense risk and other fees                                                348,727               315,402
    Net realized gain on investments                                                          45,909                18,301
                                                                                          ----------            ----------
           Total                                                                           2,440,206             2,332,226
                                                                                          ----------            ----------

Benefits and Expenses:
    Death and other benefits:
       Traditional life insurance                                                             30,724                27,011
       Investment contracts and universal life-type insurance                                168,177               168,149
       Disability income and long-term care insurance                                         55,094                50,262
    Increase (decrease) in liabilities for future policy benefits:
       Traditional life insurance                                                              2,927                  (512)
       Disability income and long-term care insurance                                        108,766                87,753
    Interest credited to account values                                                      832,244               841,982
    Amortization of deferred policy acquisition costs                                        221,818               175,230
    Separation costs                                                                          64,687                     -
    Other insurance and operating expenses                                                   438,109               374,166
                                                                                          ----------            ----------
           Total                                                                           1,922,546             1,724,041
                                                                                          ----------            ----------
Income before income tax provision and accounting change                                     517,660               608,185
Income tax provision                                                                         175,584               205,781
                                                                                          ----------            ----------
Income before accounting change                                                              342,076               402,404
Cumulative effect of accounting change, net of tax                                                 -               (70,568)
                                                                                          ----------            ----------

Net income                                                                                $  342,076            $  331,836
                                                                                          ==========            ==========

                                      See Notes to Consolidated Financial Statements

                                              IDS LIFE INSURANCE COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (thousands)
                                                    (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                    ----------------------------------
                                                                                       2005                   2004
                                                                                    -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $   342,076            $   331,836
    Adjustments to reconcile net income to net cash provided by operating activities:
            Policy loans, excluding universal life-type insurance
               Repayment                                                                 27,239                 28,693
               Issuance                                                                 (29,061)               (29,587)
            Change in reinsurance recoverables                                          (66,355)               (88,877)
            Change in other accounts receivable                                          (9,706)                30,773
            Change in accrued investment income                                          14,266                 (3,602)
            Change in deferred policy acquisition costs, net                           (246,578)              (222,936)
            Change in deferred sales inducement costs, net                              (45,183)               (28,833)
            Change in liabilities for future policy benefits for traditional
             life, disability income and long-term care insurance                       169,463                165,220
            Change in policy claims and other policyholders' funds                       13,261                  9,749
            Deferred income taxes                                                       116,423                 54,248
            Change in other assets and liabilities, net                                  98,979                (12,935)
            Amortization of premium, net                                                 66,363                 68,107
            Net realized gain on investments                                            (45,909)               (18,301)
            Trading securities and equity method investments in hedge funds,
             net                                                                        187,944                (12,275)
            Net realized gain on trading securities                                     (19,236)               (21,982)
            Contractholder and policyholder charges, non-cash                          (175,430)              (174,704)
            Cumulative effect of accounting change, net of tax                                -                 70,568
                                                                                    -----------            -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                           398,556                145,162
                                                                                    -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Available-for-Sale securities:
            Sales                                                                     2,394,030              1,235,236
            Maturities, sinking fund payments and calls                               1,527,979              1,577,817
            Purchases                                                                (4,065,968)            (3,037,184)
    Other investments, excluding policy loans:
            Sales, maturities, sinking fund payments and calls                          501,096                517,035
            Purchases                                                                  (419,774)              (301,334)
    Change in amounts due to and from brokers, net                                      (61,285)              (236,195)
    Change in restricted cash                                                           535,821                323,949
                                                                                    -----------            -----------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                                           411,899                 79,324
                                                                                    -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Activity related to investment contracts and universal life-type insurance:
            Considerations received                                                   1,227,285              1,768,159
            Interest credited to account values                                         832,244                841,982
            Surrenders and other benefits                                            (2,449,625)            (2,015,188)
    Universal life-type insurance policy loans:
            Repayment                                                                    71,228                 66,526
            Issuance                                                                    (77,184)               (69,370)
    Cash dividend to Ameriprise Financial, Inc.                                               -               (430,000)
    Capital contribution from Ameriprise Financial, Inc.                                650,000                      -
                                                                                    -----------            -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                           253,948                162,109
                                                                                    -----------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             1,064,403                386,595
Cash and cash equivalents at beginning of period                                        131,427                400,294
                                                                                    -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 1,195,830            $   786,889
                                                                                    ===========            ===========

SUPPLEMENTAL DISCLOSURES:
      Income taxes paid                                                             $   100,707            $   154,716
      Interest paid on borrowings                                                   $        84            $       379

                                    See Notes to Consolidated Financial Statements

                                                  IDS LIFE INSURANCE COMPANY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                                         (thousands)
                                                         (Unaudited)

                                                                                                Accumulated
                                                                                Additional            Other
                                                                  Capital          Paid-In    Comprehensive          Retained
                                                    Total           Stock          Capital    Income/(Loss)          Earnings
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                  $5,397,836          $3,000       $1,370,388        $ 399,611        $3,624,837
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                     331,836                                                             331,836
   Change in net unrealized holding
     gains on Available-for-Sale
     securities, net                               39,304                                            39,304
   Reclassification adjustment for gains
     on derivatives included in net
     income, net                                  (18,857)                                          (18,857)
                                               ----------
Total comprehensive income                        352,283
Cash dividends to Ameriprise
   Financial, Inc.                               (430,000)                                                           (430,000)
...............................................................................................................................

Balances at September 30, 2004                 $5,320,119          $3,000       $1,370,388        $ 420,058        $3,526,673
==============================================================================================================================


------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2004                  $4,905,555          $3,000       $1,370,388        $ 341,693        $3,190,474
------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
   Net income                                     342,076                                                             342,076
   Change in net unrealized holding
     losses on Available-for-Sale
     securities, net                             (336,074)                                         (336,074)
   Reclassification adjustment for gains
     on derivatives included in net
     income, net                                   (9,443)                                           (9,443)
                                               ----------
Total comprehensive loss                           (3,441)
Capital contribution from Ameriprise
  Financial, Inc.                                 650,000                          650,000
...............................................................................................................................

Balances at September 30, 2005                 $5,552,114          $3,000       $2,020,388        $  (3,824)       $3,532,550
==============================================================================================================================

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

     Separation of Ameriprise Financial
     ----------------------------------
     IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation. Effective as of the close of business on September 30, 2005, American Express Company (American Express) completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common stock to American Express shareholders in a tax free spin-off (the Distribution).

     In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs.

     Separation Costs
     ----------------
     During the quarter ended June 30, 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to IDS Life that it considered to be a reasonable reflection of separation costs benefiting IDS Life. Separation costs generally consist of allocated financial advisor and employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. For the three and nine months ended September 30, 2005, IDS Life was allocated $38.9 million and $64.7 million, respectively, in separation costs.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     Application of Recently Issued Accounting Standards
     ---------------------------------------------------

     On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. IDS Life is currently evaluating the impact of FSP FAS 115-1 and FAS 124-1 on IDS Life's results of operations and financial position.

     In September 2005, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (SFAS) No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. IDS Life is currently evaluating the impact of SOP 05-1 on IDS Life's results of operations and financial position.

     In June 2004, the FASB issued FSP No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability" (FSP 97-1). The implementation of the AICPA SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1)

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have a material impact on IDS Life's consolidated financial condition or results of operations.

In July 2003, the AICPA issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing deferred policy acquisition costs (DAC) and any deferred sales inducement costs associated with those insurance or annuity contracts.

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

The AICPA released a series of technical practice aids (TPAs) in September 2004, which provide additional guidance related to, among other things, the definition of an insurance benefit feature and the definition of policy assessments in determining benefit liabilities, as described within SOP 03-1. The TPAs did not have a material effect on IDS Life's calculation of liabilities that were recorded in the first quarter of 2004 upon adoption of SOP 03-1.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


2.   INVESTMENT SECURITIES

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and nine months ended September 30:

                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                               ----------------------         -----------------------
                                                 2005          2004             2005           2004
                                               -------        -------         --------       --------
     (thousands)
     Gross realized gains on sales             $11,350        $10,102         $ 83,713       $ 33,871
     Gross realized losses on sales            $(3,121)       $(5,265)        $(35,368)      $(11,654)
     Other-than-temporary impairments          $     -        $     -         $   (636)      $   (130)

3.   DEFERRED POLICY ACQUISITION COSTS

     The balances and changes in deferred policy acquisition costs were as follows:

                                                                   Nine Months Ended                 Year Ended
                                                                   September 30, 2005             December 31, 2004
                                                                   ------------------             -----------------
     (thousands)                                                      (Unaudited)
     Balance, beginning of period                                      $3,637,956                    $3,336,208
     Impact of SOP 03-1                                                         -                        19,600
     Capitalization of acquisition costs                                  468,397                       534,069
     Amortization, excluding impact of changes in assumptions            (288,818)                     (340,578)
     Amortization, impact of annual third quarter changes in
        DAC-related assumptions                                            67,000                        23,700
     Amortization, impact of other quarter changes in
        DAC-related assumptions (a)                                             -                        56,100
     Impact of changes in net unrealized securities losses                 59,897                         8,857
                                                                       ----------                    ----------
     Balance, end of period                                            $3,944,432                    $3,637,956
                                                                       ==========                    ==========

     (a) Primarily relates to a $65.7 million reduction in DAC amortization expense to reflect the lengthening of the amortization periods for certain annuity and life insurance products impacted by IDS Life's adoption of SOP 03-1 on January 1, 2004, partially offset by a $9.6 million increase in amortization expense due to a long-term care DAC valuation system conversion.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


4.   INCOME TAXES

     IDS Life's effective tax rate was 40 percent during the three months ended September 30, 2005 compared to 33 percent in the three months ended September 30, 2004. The increased effective tax rate primarily reflects a $20 million tax expense applicable to prior years partially offset by a $9 million tax benefit related to the finalization of the prior year tax return. IDS Life's effective tax rate was 34 percent for the nine months ended September 30, 2005, which resulted from relatively lower levels of pretax income compared to tax-advantaged items in 2005, partially offset by a $20 million tax expense applicable to prior years and a $9 million tax benefit related to the finalization of the prior year tax return. IDS Life's effective tax rate was 34 percent for the nine months ended September 30, 2004, which included a reduction in net deferred tax assets.

     IDS Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Among our deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. IDS Life has less than $50 million in capital loss carryforwards that must be utilized by December 31, 2005, as well as additional capital loss carryforwards that expire on December 31, 2009. Based on analysis of IDS Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable IDS Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established.

     As a result of the separation of Ameriprise Financial from American Express, IDS Life will be required to file a short period income tax return through September 30, 2005 which will be included as part of the American Express consolidated income tax return for the year ending December 31, 2005. IDS Life will also be required to file a separate short period consolidated life insurance company income tax return for the period October 1, 2005 through December 31, 2005.

5.   REGULATORY REQUIREMENTS

     IDS Life Insurance Company and its wholly-owned life insurance subsidiaries are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements based on the most recent statutory risk-based capital filings for each of the life insurance entities are:

                                                                                                        Regulatory Capital
                                                                          Actual Capital                    Requirement
                                                               -----------------------------------      ------------------
                                                               September 30,          December 31,          December 31,
                                                                   2005                   2004                  2004
    (thousands)                                                -------------          ------------       -----------------
    IDS Life Insurance Company                                 $3,583,159             $2,650,820              $745,861
    American Enterprise Life Insurance Company                    631,493                584,958               138,836
    IDS Life Insurance Company of New York                        240,807                238,155                44,076
    American Partners Life Insurance Company                       66,393                 58,721                10,898
    American Centurion Life Assurance Company                      61,333                 53,437                13,770

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


6.   COMMITMENTS AND CONTINGENCIES

     At September 30, 2005 and December 31, 2004, IDS Life had commitments to fund mortgage loans on real estate of $121.8 million and $92.5 million, respectively.

     The Securities and Exchange Commission, the National Association of Securities Dealers and several state attorneys general have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing and disclosure of revenue sharing arrangements. IDS Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     IDS Life is involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its business activities. In addition, IDS Life is subject to periodic state insurance department regulatory action, through examinations or other proceedings. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

     The IRS routinely examines IDS Life's federal income tax returns and recently completed its audit of IDS Life for the 1993 through 1996 tax years. The IRS is currently conducting an audit of IDS Life for the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on IDS Life's consolidated financial position or results of operations as a result of these audits.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IDS Life Insurance Company is a stock life insurance company organized under the laws of the State of Minnesota. IDS Life Insurance Company and its six subsidiaries are referred to collectively as "IDS Life" in this Form 10-Q. IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial). Prior to August 1, 2005, Ameriprise Financial was known as American Express Financial Corporation.

     The following discussion may contain forward-looking statements that reflect IDS Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below under "Forward-Looking Statements."

     IDS Life Insurance Company serves residents of the District of Columbia and all states except New York. IDS Life Insurance Company distributes its fixed and variable insurance and annuity products almost exclusively through the Ameriprise Financial Services, Inc. (AFSI) (formerly known as American Express Financial Advisors Inc.) retail sales force. IDS Life Insurance Company has four wholly-owned life insurance company subsidiaries: IDS Life Insurance Company of New York, a New York stock life insurance company (IDS Life of New York); American Partners Life Insurance Company, an Arizona stock life insurance company (American Partners Life); American Enterprise Life Insurance Company, an Indiana stock life insurance company (American Enterprise Life); and American Centurion Life Assurance Company, a New York stock life insurance company (American Centurion Life). IDS Life of New York serves New York State residents and distributes its fixed and variable insurance and annuity products exclusively through the AFSI retail sales force. American Enterprise Life issues fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, outside New York. American Centurion Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others in New York, as well as fixed and variable annuity contracts for sale through non-affiliated representatives and agents of third party distributors, in New York. American Partners Life offers fixed and variable annuity contracts directly to American Express(R) Cardmembers and others who reside in states other than New York. IDS Life Insurance Company also owns IDS REO 1, LLC and IDS REO 2, LLC which hold real estate investments.

     Effective as of the close of business on September 30, 2005, American Express Company (American Express) completed the separation of Ameriprise Financial and the distribution of the Ameriprise Financial common stock to American Express shareholders in a tax free spin-off (the Distribution).

     In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain separation and distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs.

     IDS Life follows United States generally accepted accounting principles
     (GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

     Management's narrative analysis of the results of operations is presented in lieu of management's discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2)(a) of Form 10-Q.

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
     AND 2004

     Net income was $125.1 million for the three months ended September 30, 2005 compared to $132.5 million for the three months ended September 30, 2004. The decrease in net income primarily reflects separation costs, higher other insurance and operating expenses and a higher effective tax rate, partially offset by a reduction in amortization of deferred policy acquisition costs.

     REVENUES

     Net investment income increased $17.9 million or 4 percent reflecting $7.1 million higher mark-to-market gains on trading securities and equity method investments in hedge funds, as well as a net $7.7 million increase due to the effect of appreciation during the current quarter versus depreciation in the same period a year ago in the S&P on the value of options hedging equity indexed annuities, which was offset in related benefits and expenses. The average level of invested assets and the average yield on invested assets were comparable in both periods.

     Contractholder and policyholder charges increased $6.0 million or 4 percent reflecting an increase in the amount of cost of insurance charges on variable universal life products, as well as an increase in the amount of surrender charges on variable annuity products.

     Mortality and expense risk and other fees increased $19.1 million or 18 percent reflecting higher average market values of separate account assets.

     Net realized gain on investments was $8.1 million for the three months ended September 30, 2005 compared to $0.8 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, $11.4 million of total investment gains were partially offset by $3.3 million of losses. Included in these total net investment gains and losses were $11.4 million of gross realized gains partially offset by $3.1 million of gross realized losses from sales of securities, classified as Available-for-Sale.

     For the three months ended September 30, 2004, $13.7 million of total investment gains were partially offset by $12.9 million of losses and impairments. Included in these total net investment gains and losses were $10.1 million of gross realized gains and $5.3 million of gross realized losses from sales of securities, classified as Available-for-Sale.

     BENEFITS AND EXPENSES

     Increase in liabilities for future policy benefits for disability income and long-term care insurance increased $16.1 million or 49 percent primarily reflecting inclusion of a $13.3 million maintenance reserve adjustment for long-term care insurance.

     Amortization of deferred policy acquisition costs (DAC) decreased to $24.5 million for the three months ended September 30, 2005 from $63.4 million for the three months ended September 30, 2004. The decrease primarily reflects a net $67.0 million DAC amortization expense reduction in the third quarter of 2005 compared to a net $23.7 million DAC amortization expense reduction in the third quarter of 2004, both as a result of IDS Life's annual third quarter review of various DAC assumptions and practices. See the DAC section below for further discussion of DAC and related third quarter 2005 and 2004 adjustments.

     Separation costs generally consist of allocated financial advisor and employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. During the quarter ended September 30, 2005, IDS Life was allocated $38.9 million in separation costs.

     Other insurance and operating expenses increased $23.7 million or 18 percent primarily reflecting increased non-deferrable distribution costs.

     INCOME TAXES

     IDS Life's effective tax rate was 40 percent during the three months ended September 30, 2005 compared to 33 percent in the three months ended September 30, 2004. The increased effective tax rate primarily reflects a $20 million tax expense applicable to prior years partially offset by a $9 million tax benefit related to the finalization of the prior year tax return.

     RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     Income before accounting change was $342.1 million for the nine months ended September 30, 2005 compared to $402.4 million for the nine months ended September 30, 2004. The decrease in income before accounting change reflects separation costs, higher other insurance and operating expenses and amortization of deferred policy acquisition costs, partially offset by higher mortality and expense risk and other fees.

     Net income was $342.1 million for the nine months ended September 30, 2005 compared to $331.8 million for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2004 reflects the $70.6 million after-tax ($108.6 million pretax) cumulative effect of accounting change as a result of IDS Life's adoption of SOP 03-1. See "Application of Recently Issued Accounting Standards" section of
     Note 1 to the Consolidated Financial Statements for discussion regarding the impact of adoption of SOP 03-1.

     REVENUES

     Disability income and long-term care insurance premiums increased $8.2 million or 4 percent reflecting higher disability income insurance inforce levels.

     Net investment income increased $19.8 million or 1 percent. The increase reflects a $13.9 million pretax gain for 2005 compared to a $24.2 million pretax charge in 2004 all related to the liquidation of structured investments, partially offset by a $14.5 million decrease primarily related to lower interest on mortgage investments and $5.7 million lower mark-to-market gains on trading securities and equity method investments in hedge funds. The average level of invested assets and the average yield on invested assets were comparable in both periods.

     Contractholder and policyholder charges increased $17.5 million or 4 percent reflecting an increase in the amount of cost of insurance charges on variable universal life products, as well as an increase in the amount of surrender charges on variable annuity products.

     Mortality and expense risk and other fees increased $33.3 million or 11 percent reflecting higher average market values of separate account assets.

     Net realized gain on investments was $45.9 million for the nine months ended September 30, 2005 compared to $18.3 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, $83.8 million of total investment gains were partially offset by $37.9 million of losses and impairments. Included in these total net investment gains and losses were $83.7 million of gross realized gains partially offset by $35.4 million of gross realized losses from sales of securities, as well as $0.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized gain on investments classified as Available-for-Sale for the nine months ended September 30, 2005 were gross realized gains and losses of $39.2 million and $14.3 million, respectively, related to the sale of all of IDS Life's retained interest in a CDO securitization trust, reflecting management's decision to continue to improve the investment portfolio's risk profile through the liquidation of certain structured investments.

     For the nine months ended September 30, 2004, $40.2 million of total investment gains were partially offset by $21.9 million of losses and impairments. Included in these total net investment gains and losses were $33.9 million of gross realized gains and $11.7 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     BENEFITS AND EXPENSES

     Increase in liabilities for future policy benefits for disability income and long-term care insurance increased $21.0 million or 24 percent primarily reflecting inclusion of a $13.3 million maintenance reserve adjustment for long-term care insurance.

     Interest credited to account values decreased $9.7 million or 1 percent, primarily reflecting lower interest crediting rates on annuity products, partially offset by higher average accumulation values and inforce levels of life insurance products, as well as the effect of higher appreciation during the first nine months of 2005 compared to the same period a year ago in the S&P on equity indexed annuities.

     Amortization of DAC increased to $221.8 million for the nine months ended September 30, 2005 from $175.2 million for the nine months ended September 30, 2004. The increase reflects the first quarter 2004 $65.7 million pretax DAC valuation benefit reflecting an adjustment associated with the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1, as well as higher insurance and annuity DAC balances, partially offset by the impact of IDS Life's annual third quarter review of various DAC assumptions and practices. See the DAC section below for further discussion of DAC and related third quarter 2005 and 2004 adjustments.

     Separation costs generally consist of allocated financial advisor and employee retention program costs, information technology costs, re-branding and marketing costs and certain consulting expenses related to the separation and distribution of Ameriprise Financial. For the nine months ended September 30, 2005, IDS Life was allocated $64.7 million in separation costs.

     Other insurance and operating expenses increased $63.9 million or 17 percent primarily reflecting increased non-deferrable distribution costs and business reinvestment initiatives.

     INCOME TAXES

     IDS Life's effective tax rate was 34 percent for the nine months ended September 30, 2005, which resulted from relatively lower levels of pretax income compared to tax-advantaged items in 2005, partially offset by a $20 million tax expense applicable to prior years and a $9 million tax benefit related to the finalization of the prior year tax return. IDS Life's effective tax rate was 34 percent for the nine months ended September 30, 2004, which included a reduction in net deferred tax assets.

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

     Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made. As a result of these reviews, IDS Life took actions in the third quarters of 2005 and 2004 that impacted DAC balances and expenses. In the third quarter 2005, these actions resulted in a net $67.0 million DAC amortization expense reduction consisting of the following:

     o A $31.7 million reduction reflecting changes in previously assumed mortality rates.

     o A $32.8 million reduction reflecting lower than previously assumed surrender rates and higher associated surrender charges.

     o  A $6.0 million reduction from improved average fee revenues.

     o A $5.6 million reduction from the annual extension of the mean reversion period by one year.

     o A $9.1 million increase reflecting changes from previously assumed interest rate spreads, modeling changes, account maintenance expenses, and other miscellaneous items.

     In the third quarter 2004, these actions resulted in a net $23.7 million DAC amortization expense reduction consisting of the following:

     o A $4.2 million reduction reflecting changes in previously assumed mortality rates.

     o A $12.7 million reduction reflecting changes from previously assumed surrender and lapse rates.

     o A $3.3 million reduction from the annual extension of the mean reversion period by one year.

     o A $3.5 million reduction reflecting higher than previously assumed interest rate spreads and other miscellaneous items.

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

     DAC balances for various insurance and annuity products sold by IDS Life are set forth below:

                                                 September 30, 2005    December 31, 2004
                                                 ------------------    -----------------
     (millions)                                     (Unaudited)
     Life and health insurance                         $1,895               $1,766
     Annuities                                          2,049                1,872
                                                       ------               ------
     Total                                             $3,944               $3,638
                                                       ======               ======

     LIQUIDITY AND CAPITAL RESOURCES

     Risk Management
     IDS Life Insurance Company and its subsidiaries through their respective Board of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment security portfolios based upon the type and behavior of the liabilities underlying the product portfolios to achieve targeted levels of profitability within defined risk parameters and to meet contractual obligations.

     IDS Life has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuities. As part of this approach, IDS Life develops specific investment guidelines that are designed to optimize trade-offs between risk and return and help ensure IDS Life is able to support future benefit payments under its insurance and annuity obligations. These same objectives must be consistent with management's overall investment objectives for the general account investment portfolio.

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

     Capital Strategy
     The liquidity requirements of IDS Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums, proceeds from sales of investments as well as capital contributions from Ameriprise Financial. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations. In connection with the separation, IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter ended September 30, 2005.

     Funding Strategy
     IDS Life, on a consolidated basis, has available lines of credit with Ameriprise Financial aggregating $295 million ($195 million committed and $100 million uncommitted). There were no line of credit borrowings outstanding with Ameriprise Financial at September 30, 2005 and 2004. At September 30, 2005, IDS Life had outstanding reverse repurchase agreements of $1.5 million. Both the line of credit and the reverse repurchase agreements are used strictly as short-term sources of funds.

     Investment securities include $2.2 billion and $2.3 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2005 and December 31, 2004, respectively. These investments represent 7 percent of IDS Life's investment portfolio at September 30, 2005 and December 31, 2004.

     Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. IDS Life earns fees from the related accounts.

     As of September 30, 2005, IDS Life continued to hold investments in collateralized debt obligations (CDOs), some of which are also managed by an affiliate, and were not consolidated pursuant to the adoption of FASB Interpretation No. 46 (FIN 46) as IDS Life was not considered the primary beneficiary. As an investor in the residual tranche of CDOs, IDS Life's return correlates to the performance of portfolios of high-yield bonds and/or bank loans comprising the CDOs. IDS Life invested in CDOs as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. IDS Life's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of September 30, 2005, the carrying values of the CDO residual tranches, managed by an affiliate, were $3.4 million.

     IDS Life's exposure to CDOs and other structured investments, namely secured loan trusts (SLTs), was significantly higher in prior periods. During the second quarter of 2005, IDS Life sold all of its retained interest in a CDO-related securitization trust and realized a pretax gain of $24.9 million. The carrying value of this retained interest was $526.2 million at December 31, 2004, of which $389.9 million was considered investment grade. Additionally, IDS Life liquidated its interest in all three SLTs which were previously consolidated under FIN
     46. One SLT was liquidated in 2004, resulting in a cumulative net pretax charge of $24.2 million during the year ended December 31, 2004 and the other two SLTs were liquidated in 2004 and 2005 resulting in a $3.7 million pretax charge in 2004 and a $13.9 million pretax gain for the nine months ended September 30, 2005. There is no remaining exposure related to these SLTs as of September 30, 2005.

     IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

     As discussed above, various aspects of IDS Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB), guaranteed minimum withdrawal benefits (GMWB), guaranteed minimum income benefits (GMIB), guaranteed minimum accumulation benefits (GMAB) and certain other variable annuity benefits, asset management fees, mortality and expense risk and other fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB, GMWB, GMIB, GMAB and other variable annuity benefit provisions and asset management fees and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period. Similarly, the value of IDS Life's structured investment portfolios are impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations.

     OTHER REPORTING MATTERS

     Accounting Developments
     See "Application of Recently Issued Accounting Standards" section of
     Note 1 to the Consolidated Financial Statements.

     ITEM 4.  CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES
     IDS Life maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to IDS Life's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, IDS Life's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

     IDS Life's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, IDS Life's Chief Executive Officer and Chief Financial Officer have concluded that IDS Life's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2005.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     American Express has historically provided a variety of corporate and other support services for IDS Life, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express will continue to provide IDS Life with many of these services pursuant to a transition services agreement for a transition period of up to two years following the separation and distribution. IDS Life is now relying upon American Express as a third party to perform these services, many of which may impact our financial reporting processes. During this transition there have been some changes in personnel and in relative responsibility for oversight of the processes. IDS Life considers this a material change in internal controls over financial reporting.

     Other than the changes mentioned above, no other changes in IDS Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates have materially affected, or are reasonably likely to materially affect, IDS Life's internal control over financial reporting.

     FORWARD-LOOKING STATEMENTS
     This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should,"
     "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to IDS Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact IDS Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes; a downturn in IDS Life's businesses and/or negative changes in IDS Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; IDS Life's ability to improve investment performance, including attracting and retaining high-quality personnel, and reduce outflows of invested funds; IDS Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by IDS Life, and other fees received based on the value of those assets; IDS Life's ability to recover deferred acquisition costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products, and the level of guaranteed minimum death benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; IDS Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact IDS Life's borrowing costs, return on lending products and spreads in the insurance and annuity products; accuracy of estimates for the fair value of the assets in IDS Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on IDS Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; successfully cross-selling insurance and annuity products and services to Ameriprise Financial's customer base; lower than anticipated spreads in the insurance and annuity business; the type and the value of certain benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of reinsurance rates and the availability and adequacy of reinsurance; and competitive pressures in IDS Life's business. A further description of these and other risks and uncertainties can be found in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2004, and its other reports filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

IDS LIFE INSURANCE COMPANY

Item 1.  Legal Proceedings

         The Securities and Exchange Commission, the National Association of Securities Dealers and several state attorneys general have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing and disclosure of revenue sharing arrangements. IDS Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

         IDS Life is involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its business activities. In addition, IDS Life is subject to periodic state insurance department regulatory action, through examinations or other proceedings. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

Item 6.  Exhibits

         See Exhibit Index on page E-1 hereof.

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


                               IDS LIFE INSURANCE COMPANY
                               --------------------------
                                      (Registrant)






Date: November 14, 2005        By   /s/ Mark E. Schwarzmann
                                    -----------------------------------
                                    Mark E. Schwarzmann
                                    Director, Chairman of the Board and
                                    Chief Executive Officer



Date: November 14, 2005        By   /s/ Brian J. McGrane
                                    -----------------------------------
                                    Brian J. McGrane
                                    Executive Vice President and
                                    Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                          Description
-------                          -----------

*10.1 Copy of Gross Administrative Charge Agreement by and between Ameriprise Financial, Inc. and RiverSource Investments, LLC, dated October 1, 2005.

*10.2 Copy of Investment Management and Services Agreement by and between IDS Life Insurance Company and RiverSource Investments, LLC, dated October 1, 2005.

*31.1 Certification of Mark E. Schwarzmann pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2 Certification of Brian J. McGrane pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1 Certification of Mark E. Schwarzmann and Brian J. McGrane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed electronically herewith.