Form 10-K
period 2005-12-31
IDS LIFE INSURANCE CO
filed 2006-03-10
CIK 727892

============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                          -----------------------

                                  FORM 10-K

                          -----------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________TO ________

                       COMMISSION FILE NUMBER 33-28976

                         IDS LIFE INSURANCE COMPANY
                         --------------------------
           (Exact name of registrant as specified in its charter)

  MINNESOTA                                                                41-0823832
  --------------------------------------------------------------           -------------------------------------------
  (State or other jurisdiction of incorporation or                         (I.R.S. Employer Identification No.)
  organization)


  829 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                  55474
  --------------------------------------------------------------           -------------------------------------------
  (Address of principal executive offices)                                 (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 671-3131
                                                         --------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                  Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                    Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the
Exchange Act.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                            Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at March 9, 2006
               -----                          ----------------------------
Common Stock (par value $30 per share)              100,000 shares

All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)
(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

============================================================================

                                           TABLE OF CONTENTS
FORM 10-K
ITEM NUMBER
PART I                                                                                             PAGE
1.       Business.................................................................................   1
1A.      Risk Factors.............................................................................  10
1B.      Unresolved Staff Comments................................................................  19
2.       Properties...............................................................................  19
3.       Legal Proceedings........................................................................  19
4.       Submission of Matters to a Vote of Security Holders......................................  19
PART II
5.       Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities................................................  20
6.       Selected Financial Data..................................................................  20
7.       Management's Discussion and Analysis of Consolidated Financial Condition and Results
         of Operations............................................................................  21
7A.      Quantitative and Qualitative Disclosures About Market Risk...............................  37
8.       Financial Statements and Supplementary Data..............................................  37
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  38
9A.      Controls and Procedures..................................................................  38
9B.      Other Information........................................................................  39
10.      Directors and Executive Officers of the Registrant.......................................  39
11.      Executive Compensation...................................................................  39
12.      Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters......................................................................  39
13.      Certain Relationships and Related Transactions...........................................  39
PART III
14.      Principal Accounting Fees and Services...................................................  40
PART IV
15.      Exhibits, Financial Statement Schedules..................................................  41
         Signatures...............................................................................  42
         Index to Financial Statements............................................................  F-1
         Exhibit Index............................................................................  E-1

                                   PART I
                                   ------
ITEM 1.  BUSINESS

                                INTRODUCTION
                                ------------

IDS Life Insurance Company is a stock life insurance company with four wholly-owned operating subsidiaries: IDS Life Insurance Company of New York, American Partners Life Insurance Company, American Enterprise Life Insurance Company and American Centurion Life Assurance Company. IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial).

     o IDS Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. IDS Life Insurance Company issues insurance and annuity products.

     o   American Enterprise Life Insurance Company (American Enterprise
         Life) is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life issues fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers. (In past years, American Enterprise Life issued a nominal number of variable universal life contracts.)

     o American Partners Life Insurance Company (American Partners Life) is a stock life insurance company domiciled in Arizona, which holds Certificates of Authority in the District of Columbia and all states except New York and New Hampshire. American Partners Life markets annuity products directly to customers, generally persons holding an American Express(R) Card.

     o IDS Life Insurance Company of New York (IDS Life of New York) is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and North Dakota. IDS Life of New York issues insurance and annuity products.

     o American Centurion Life Assurance Company (American Centurion Life) is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York, Alabama and Delaware. American Centurion Life issues fixed and variable annuity contracts primarily through financial institutions and independent broker-dealers. American Centurion Life also markets annuity products directly, generally to persons holding an American Express(R) Card.

IDS Life Insurance Company also owns IDS REO 1, LLC, IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments. IDS Life Insurance Company and its seven subsidiaries are referred to collectively in this Form 10-K as "IDS Life".

Business sold through the retail distribution channel of Ameriprise Financial Services, Inc., a subsidiary of Ameriprise Financial, for IDS Life Insurance Company and IDS Life of New York represents the majority of IDS Life's business, whereas business sold through third party distribution by American Enterprise Life and American Centurion Life and business sold directly to consumers by American Partners Life and American Centurion Life represent a smaller portion of IDS Life's business. Ameriprise Financial Services, Inc. serves as the distributor of variable products issued by the four operating subsidiaries of IDS Life. IDS Life Insurance Company serves as distributor for the variable products it issues.

Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005 American Express Company (American Express) announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial (the Separation) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders (the Distribution). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain separation and Distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to IDS Life are significant to IDS Life. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs.

                      AMERIPRISE FINANCIAL'S NEW BRAND
                      --------------------------------

In connection with the separation, Ameriprise Financial launched a new brand name strategy for its businesses. In October 2005, it began marketing products, including insurance and annuities, under the RiverSource brand. The transition of the insurance and annuity products to the RiverSource brand is expected to be completed by the end of 2006.

Ameriprise Financial will streamline the organizational structure of its insurance business by consolidating certain of its insurance subsidiaries at year-end 2006. This organization will incorporate the new RiverSource branding strategy into the names of Ameriprise Financial's insurance company subsidiaries and is expected to result in certain expense and capital-deployment efficiencies. It is expected that the formal legal entity consolidation and legal entity name changes with respect to the insurance company subsidiaries will not be complete until year-end 2006 due to the time required to obtain all necessary state regulatory approvals.

                    ANNUITIES: PRODUCT FEATURES AND RISKS
                    -------------------------------------

IDS Life offers both fixed and variable annuity products to a broad range of consumers through multiple distribution channels. Variable and fixed annuities issued by IDS Life may be deferred, where assets accumulate until the contract is surrendered, the contract owner (or in some contracts, the annuitant) dies, or the contract owner or annuitant begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for life or for a fixed period of time.

IDS Life is one of the largest issuers of annuities in the United States. For the year ended December 31, 2005, on a consolidated basis, our variable annuity products ranked 11th in new sales of variable annuities according to VARDS. IDS Life had fixed and variable annuity cash sales in 2005 of $7.6 billion, up from 2004 as a result of a 41% increase in variable annuities, partially offset by a decrease in fixed annuities. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors. IDS Life receives fees charged on assets allocated to its separate accounts. Investment management performance is critical to the profitability of the annuity business.

VARIABLE ANNUITIES
A variable annuity provides a contract owner with investment returns linked to the underlying investment options of the contract owner's choice. Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2005.

Contract purchasers can choose to add various optional benefit provisions to meet their needs. These include enhanced guaranteed minimum death benefit
(GMDB), guaranteed minimum withdrawal benefit (GMWB), guaranteed minimum income benefit (GMIB) and guaranteed minimum accumulation benefit (GMAB) provisions. In general, these provisions can help protect contract owners and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

Innovative features for annuity products have continued to evolve. These features include GMDBs. Under the RiverSource Retirement Advisor Advantage Plus(SM) Variable Annuities, the standard GMDB provides that if the contract owner is age 75 or younger on the date the contract is issued, the beneficiary will receive the greater of (i) contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) purchase payments minus adjusted partial surrenders. If the contract owner is age 76 or older at contract issue, the beneficiary will receive the contract value, less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees.

Additional optional GMDBs are also available. For example, RiverSource Retirement Advisor Advantage Plus(SM) Variable Annuity contract owners age 76 or older at contract issue may purchase the optional Return of Purchase Payment Death Benefit for an additional charge which adds the return of purchase payments less adjusted partial surrenders to the standard death benefit. Contract owners may also purchase a maximum anniversary value death benefit or a five-year maximum anniversary value death benefit for an additional charge. These death benefit riders guarantee to pay the beneficiary the maximum account value on any contract anniversary or any fifth contract anniversary, plus subsequent purchase payments less adjusted partial surrenders. IDS Life's contract owners also may purchase an enhanced earnings death benefit or an enhanced earnings plus death benefit for an additional charge. These death benefit riders are intended to provide additional benefits to offset expenses after the contract owner's death.

Innovative features for annuity products also include the GMWB, designed to protect the contract owner's principal by allowing the client to withdraw the principal over a period of time, regardless of the investment performance of the contract.

Variable annuity contract owners age 79 or younger at contract issue can also obtain the principal-back guarantee by purchasing the optional GMAB rider for an additional charge, which provides a guaranteed contract value at the end of a ten-year waiting period. The guaranteed value is the total amount of purchase payments made minus any withdrawals, regardless of the investment performance of the contract.

American Enterprise Life and other subsidiaries of IDS Life also offer variable annuities with a variety of GMDB features and certain optional "living" benefits, i.e. GMWB, GMIB and GMAB. For example, American Enterprise Life issues certain variable annuity contracts that contain a GMIB feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. American Enterprise Life bears the risk that protracted under-performance of the financial markets could result in GMIB being higher than what accumulated contract owner account balances would support.

The general account assets of IDS Life support the contractual obligations under the guaranteed benefit riders IDS Life issues (see "General and Variable Account Assets--The General Account" below). As a result, IDS Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. IDS Life's exposure to risk from guaranteed benefits generally will increase when equity markets decline.

IDS Life's largest-selling variable annuities are the RiverSource Retirement Advisor Plus(SM) series of variable annuities, which include the RiverSource Retirement Advisor Advantage Plus(SM) Variable Annuity and the RiverSource Retirement Advisor Select Plus(SM) Variable Annuity (the Retirement Advisor Plus(SM) Variable Annuities).

FIXED ANNUITIES
IDS Life's fixed annuity products provide a contract owner with a cash value that increases by a fixed or indexed interest rate. Fixed rates are periodically reset at the discretion of IDS Life subject to certain policy terms establishing minimum guaranteed interest crediting rates. IDS Life's earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to its fixed annuity contracts.

IDS Life resets interest rates based on a number of factors, including interest rate scenario models and risk/return measures. The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.5% to 5.0% as of December 31, 2005. In 2003, and in response to a declining interest rate environment, several states adopted an interim regulation allowing for a guaranteed minimum interest crediting rate of 1.5% and/or a model regulation providing for a guaranteed indexed rate and have now adopted regulations that mirror the National Association of Insurance Commissioners (NAIC) model regulation for a guaranteed index rate. In response, IDS Life filed a number of contract changes in recent years to implement lower minimum guarantees. IDS Life will continue to implement contract changes as states continue to adopt the new model regulation or as the interim regulation expires according to its terms.

                   INSURANCE: PRODUCT FEATURES AND RISKS
                   -------------------------------------

IDS Life issues a wide range of insurance products, each described below. IDS Life's sales of individual life insurance in 2005, as measured by scheduled annual premiums, excluding lump sum and excess premiums, consisted of 89% variable universal life, 2% fixed universal life and 9% traditional life. IDS Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers' earnings. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is critical for IDS Life to mitigate this risk.

VARIABLE UNIVERSAL LIFE INSURANCE
IDS Life's best-selling life insurance products are variable universal life insurance policies. Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. Options may include Ameriprise Financial's Variable Portfolio Funds as well as funds of other companies. Variable universal life insurance products in force offered a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% as of December 31, 2005. For the year ended December 31, 2005, IDS Life ranked first in sales of variable universal life based on total premiums (according to the Tillinghast Towers-Perrin Value(TM) Survey). IDS Life's major source of revenue from variable universal life insurance is cost of insurance and other charges.

IDS Life's variable life insurance products include RiverSource(SM) Variable Universal Life IV and RiverSource(SM) Variable Universal Life IV - Estate Series, which are individual flexible premium life insurance policies. The Estate Series policy is available to policyholders with initial specified insurance coverage of $1 million or more. IDS Life also issues RiverSource(SM) Succession Select Variable Life Insurance (Succession Select), a flexible premium survivorship variable life insurance policy that insures two lives. Succession Select is often used for estate planning purposes. Finally, IDS Life issues RiverSource(SM) Single Premium Variable Life, an individual single premium variable life insurance policy.

FIXED UNIVERSAL LIFE INSURANCE AND TRADITIONAL WHOLE LIFE INSURANCE
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

IDS Life's fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. Universal life insurance products in force provided guaranteed minimum interest crediting rates ranging from 4.0% to 5.0% as of December 31, 2005.

IDS Life's universal life insurance products as of December 31, 2005 included Life Protection Plus, Life Protection Select and Life Protection Select-Estate Series. The Estate Series policy is available to policyholders with initial specified insurance coverage of $1 million or more. In January 2006, IDS Life introduced two new universal life products, RiverSource Foundations(SM) Universal Life and RiverSource Foundations Protector(SM) Universal Life. Both products are also available to policyholders as an estate series when the initial specified insurance coverage is $1 million or more. The guaranteed minimum interest crediting rate is 3.0%.

IDS Life also offers non-participating traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend. IDS Life has sold very little traditional whole life insurance in recent years.

TERM LIFE INSURANCE
IDS Life offers term life insurance. Term life insurance only provides a death benefit, does not build up cash value and does not pay a dividend. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, IDS Life cannot raise premium rates even if claims experience were to deteriorate. At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, at which point the policy expires with no value.

DISABILITY INCOME INSURANCE
IDS Life also issues disability income (DI) insurance. For the nine months ended September 30, 2005, IDS Life was ranked as the eighth largest provider of individual DI insurance based on premiums (according to LIMRA International). DI insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation"). Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods up to age 65. In some states, applicants may also choose various benefit riders to help them integrate individual DI insurance benefits with social security or similar benefit plans and to help them protect their DI insurance benefits from the risk of inflation.

LONG-TERM CARE INSURANCE
As of December 31, 2002, IDS Life generally discontinued underwriting long-term care (LTC) insurance. Although new product sales were discontinued in the fourth quarter of 2002, IDS Life retained 50% of the risk on existing contracts and ceded the remaining 50% of the risk to General Electric Capital Assurance Company (GECA), one of the Genworth Financial insurance companies. In addition, in May 2003, IDS Life began outsourcing claims administration on its existing block of LTC policies to GECA.

Beginning in 2004, IDS Life filed for approval to implement rate increases on its existing block of nursing home-only indemnity LTC insurance policies. Implementation of these rate increases began in early 2005, and approvals have been received in over 45 states, covering over 83% of the eligible premiums, with an average approved rate increase of 32.1%. Implementation is expected to continue through 2006.

                     GENERAL AND VARIABLE ACCOUNT ASSETS
                     -----------------------------------

Depending on the life insurance and annuity product purchased, the assets of IDS Life's policyholders and contractholders may be placed in the general account of IDS Life (the general account) for fixed products and for the fixed account options under certain variable products or, in the case of variable life insurance and variable annuity products, in separate accounts that invest in underlying investment options (the variable account).

THE GENERAL ACCOUNT
Assets in the general account support all obligations of IDS Life other than those supported by the separate accounts. IDS Life bears the investment risk of the general account assets.

In the general account, IDS Life, through its investment manager, RiverSource Investments, LLC, primarily invests in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk. The majority of these fixed maturity securities are interest-bearing investments such as government obligations, mortgage-backed obligations and various corporate debt instruments. IDS Life does not invest in securities to generate trading profits.

In accordance with regulatory investment guidelines, IDS Life Insurance Company and its subsidiaries, through their respective boards of directors or board of directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

IDS Life has the discretion to set the rate of interest credited to contract owners' accounts subject to each contract's guaranteed minimum interest crediting rate. As of December 31, 2005, this rate varied among fixed accounts and was as low as 1.5% and as high as 6.9%. To the extent the yield on IDS Life's invested general account asset portfolio declines below its target spread plus the minimum guarantee, IDS Life's profitability would be negatively affected.

The interest rates credited to contract owners' fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of IDS Life's strategy includes the use of derivatives, such as interest rate swaptions, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to contract owners' fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on IDS Life's invested assets approach guaranteed minimum interest rates on the insurance or annuity contracts in force. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment. In light of the interest rate environment in 2003, when interest rates were at relative lows, IDS Life imposed a fixed account allocation and transfer requirement for new variable annuity sales in 2003. These requirements were relaxed slightly beginning in 2004 with the introduction of lower guaranteed minimum interest rates.

THE VARIABLE ACCOUNTS
Variable insurance and annuity products offer variable account investment options. In addition, many of these products offer fixed account options. Under the variable account option, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940. State insurance law prescribes that variable accounts constitute a separate operation from the general account and as such are only available to fund the liabilities of the separate accounts. Under the subaccounts of each variable account, IDS Life credits or charges income, capital gains and losses only to that subaccount.

Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund. Contract owners can allocate their payments among these variable subaccounts. The underlying funds are managed both by affiliated and unaffiliated third-party money managers. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of the subaccounts fluctuates with the investment return of the underlying funds in which the subaccounts invest.

IDS Life's major source of revenue from the variable annuities it issues is the fees it receives, including mortality and expense risk and other fees, including payments from its affiliate, RiverSource Investments, LLC for providing certain sponsor and related servicing activity. In addition, IDS Life also receives marketing and administrative support payments from the affiliates of other companies' funds included as investment options in its variable annuity and variable life insurance products. These fees vary based on the level of variable account assets. Prior to the fourth quarter of 2003, these fees included investment advisory fees as IDS Life served as the investment manager for affiliated variable portfolio mutual funds. In the fourth quarter of 2003, Ameriprise Financial replaced IDS Life as the investment manager and assumed these duties for the mutual funds and retained IDS Life to provide certain underlying sponsor and related services. At that time, IDS Life began receiving internal allocation payments from Ameriprise Financial as compensation for providing these non-investment advisory services. In the fourth quarter of 2005, RiverSource Investments, LLC replaced Ameriprise Financial as the investment manager. As a result, IDS Life now receives internal allocation payments as compensation from RiverSource Investments, LLC for providing these non-investment advisory services.

                                 COMPETITION
                                 -----------

IDS Life competes with other insurers and product manufacturers including insurance companies, such as Hartford, Metlife, Lincoln National and Nationwide, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market insurance, annuities, mutual funds, retirement accounts and other financial products.

Competitive factors affecting the sale of IDS Life's insurance and/or annuity products include:

     o   financial strength ratings from agencies such as A.M. Best;
     o the breadth, quality, design and pricing of products and services offered;
     o   guaranteed benefit features;
     o   the quality of underwriting;
     o   the effectiveness of advertising and promotion campaigns;
     o   reputation and recognition in the marketplace;
     o   distribution capabilities and compensation; and
     o   the quality of customer service.

                                 REGULATION
                                 ----------

The Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance (collectively, and with the New York State Insurance Department, the "Domiciliary Regulators") regulate IDS Life Insurance Company, American Enterprise Life and American Partners Life, respectively. The New York State Insurance Department regulates American Centurion Life and IDS Life of New York.

In addition to being regulated by their Domiciliary Regulators, IDS Life Insurance Company and its four life insurance subsidiaries are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance. The other states also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders. Financial regulation of IDS Life is extensive and its financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators. Virtually all states require participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices, compensation arrangements and anticompetitive activities, and market timing and late trading in connection with insurance, annuity and mutual fund products. IDS Life has been contacted by regulatory agencies for information relating to some of these investigations and is cooperating with those inquiries. IDS Life has reviewed its compensation arrangements and other operations that may be affected by these regulatory investigations. In addition, IDS Life is reviewing the legal precedents and new industry-wide legislation, rules and regulations that may arise from ongoing investigations.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, and the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance policy. Adoption of any new federal regulation in any of these areas could potentially have an adverse effect upon IDS Life. Also, recent federal legislative proposals aimed at the promotion of tax-advantaged savings may adversely impact IDS Life's sales of annuity and life insurance products if enacted.

                         FINANCIAL STRENGTH RATINGS
                         --------------------------

IDS Life Insurance Company receives ratings from independent rating agencies. Ratings are important to maintaining public confidence in IDS Life. Lowering of IDS Life's ratings could have a material adverse effect on its ability to market its products and could lead to increased surrenders. Rating agencies continually evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors.

More specifically, the ratings assigned are developed from an evaluation of a company's balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company's ability to meet its current and ongoing obligations to its policyholders and includes analysis of a company's capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company's source of earnings. The analysis of business profile reviews a company's mix of business, market position and depth and experience of management. The ratings relate to an insurer's general account and not to the management or performance of the variable accounts.

Generally, IDS Life Insurance Company's four insurance subsidiaries do not receive an individual rating, but receive the same rating as IDS Life Insurance Company. IDS Life Insurance Company is currently rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), "AA-" (Very Strong) by Fitch, and "AA-" (Very Strong) by Standard & Poor's.

                                 REINSURANCE
                                 -----------

IDS Life reinsures a portion of the insurance risks associated with its life and LTC insurance products through reinsurance agreements with unaffiliated insurance companies. Reinsurance is used in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. IDS Life evaluates the financial condition of reinsurers to manage exposure to significant losses from reinsurer insolvencies. IDS Life remains primarily liable as the direct insurer on all risks reinsured.

Generally, IDS Life reinsures 90% of the death benefit liability related to fixed and variable universal life and term life insurance products. IDS Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for variable and universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels. The maximum amount of life insurance risk retained by IDS Life is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing LTC policies, IDS Life retained 50% of the risk and the remaining 50% of the risk was ceded to GECA. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis. Risk on recent term life and LTC policies is reinsured on a coinsurance basis.

IDS Life retains all risk for new claims on DI contracts. Risk is currently managed by limiting the amount of disability insurance written on any one individual. IDS Life also retains all risk on accidental death benefit and waiver of premium risk.

                             RISK-BASED CAPITAL
                             ------------------

The NAIC defines Risk-Based Capital (RBC) requirements for life insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory action designed to protect policyholders. The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.

IDS Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital were to fall below the RBC requirement. At the "company action level," defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The "regulatory action level," which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator. If a company's total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as "authorized control level," the insurer's primary state regulator may place the insurer under regulatory control. Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

At December 31, 2005, IDS Life Insurance Company's company action level RBC was $751.0 million, and the corresponding total adjusted capital was approximately $3.3 billion, which represents 435% of the company action level RBC.

As described above, IDS Life Insurance Company maintains capital well in excess of the company action level required by the Minnesota Department of Commerce, its primary regulator.

ITEM 1A. RISK FACTORS

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on IDS Life's business, financial condition or results of operations. Based on current information, the following information identifies the most significant risk factors affecting IDS Life in each of these categories of risk. However, the risks and uncertainties IDS Life faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect IDS Life's business.

                    RISKS RELATING TO IDS LIFE'S BUSINESS
                    -------------------------------------

INTEREST RATE FLUCTUATIONS COULD ADVERSELY AFFECT IDS LIFE'S BUSINESS AND PROFITABILITY.

IDS Life's insurance and annuity products are sensitive to interest rate fluctuations, and its future costs associated with such variations may differ from its historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products.

During periods of increasing market interest rates, IDS Life must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance and fixed annuities, and it must increase crediting rates on insurance and annuity products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, IDS Life may have to accept a lower "spread," or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected flow of cash out of the business. Also, increases in market interest rates may result in extension of the maturity of some of IDS Life's investment assets. These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on IDS Life's financial condition and results of operations. An increase in policy surrenders and withdrawals also may require IDS Life to accelerate amortization of deferred policy acquisition costs (DAC), which would increase its expenses and reduce its net earnings.

During periods of falling interest rates, IDS Life's spread may be reduced. Because IDS Life may adjust the interest rates it credits on most of these products downward only at limited, pre-established intervals, and because some of them have guaranteed minimum crediting rates, its spreads could decrease and potentially become negative.

Interest rate fluctuations also could have an adverse effect on the results of IDS Life's investment portfolio. During periods of declining market interest rates, the interest IDS Life receives on variable interest rate investments decreases. In addition, during those periods, IDS Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that IDS Life may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

For additional information regarding the sensitivity of the fixed income securities in IDS Life's investment portfolio to interest rate fluctuations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Risk Management."

POOR INVESTMENT PERFORMANCE IN IDS LIFE'S PRODUCTS COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IDS Life believes that investment performance is an important factor in the growth of its variable annuity and variable life insurance business. Poor investment performance could impair revenues and earnings, as well as IDS Life's prospects for growth, because:

     o   sales of variable products might decrease;

     o existing clients might withdraw assets from IDS Life's variable products in favor of better performing products of other companies, which would result in lower revenues; and

     o IDS Life's ability to attract funds from existing and new clients might diminish.

A DOWNGRADE OR A POTENTIAL DOWNGRADE IN IDS LIFE'S FINANCIAL STRENGTH RATINGS COULD RESULT IN A LOSS OF BUSINESS AND ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in IDS Life's products, the ability to market its products and its competitive position. Any downgrade in IDS Life's financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on its financial condition and results of operations in many ways, including:

     o   reducing new sales of insurance and annuity products;

     o adversely affecting IDS Life's relationships with distributors of its products;

     o materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

     o requiring IDS Life to reduce prices for many of its products to remain competitive; and

     o adversely affecting IDS Life's ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

IF IDS LIFE IS UNABLE TO EFFECTIVELY MANAGE THE ECONOMICS OF CHANGES IN ITS PRODUCT DISTRIBUTION MIX AND DISTRIBUTION CHANNELS, AND OTHER TRENDS ADVERSELY AFFECTING SALES OF ITS PRODUCTS, ITS RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

Currently, Ameriprise Financial's branded advisor network distributes annuity and insurance products issued almost exclusively by IDS Life. If Ameriprise Financial's branded advisor distribution network is opened to annuity and insurance products of other companies, IDS Life cannot assure that there would not be a material adverse effect on its financial condition and results of operations.

DOWNTURNS AND VOLATILITY IN EQUITY MARKETS COULD ADVERSELY AFFECT IDS LIFE'S BUSINESS AND PROFITABILITY.

Significant downturns and volatility in equity markets could have an adverse effect on IDS Life's financial condition and results of operations. Market downturns and volatility may cause potential new purchasers to refrain from purchasing IDS Life's variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns may also cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products.

Additionally, downturns and volatility in equity markets can have an adverse effect on IDS Life's revenues because the value of investments under management will be reduced. Some of its variable annuity products contain GMDB, GMWB, GMIB and GMAB riders. A significant market decline could result in guaranteed minimum benefits being higher than what current account values would support, which could have an adverse effect on IDS Life's financial condition and results of operations.

For additional information regarding the sensitivity of IDS Life's business results to equity market fluctuations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

DEFAULTS IN IDS LIFE'S FIXED INCOME SECURITIES PORTFOLIO WOULD ADVERSELY AFFECT ITS EARNINGS.

Issuers of the fixed income securities that IDS Life owns may default on principal and interest payments. At December 31, 2005 and 2004, 7% and 8%, respectively, of IDS Life's investment portfolio had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings that default on their debt obligations, as occurred in 2001 and 2002. As of December 31, 2005, IDS Life had fixed income securities in or near default (where the issuer had missed payment of principal or interest or entered bankruptcy) with a fair value of $52.8 million. Default-related declines in the value of IDS Life's fixed income securities portfolio could cause its net earnings to decline and could weaken its capital position.

SOME OF IDS LIFE'S INVESTMENTS ARE RELATIVELY ILLIQUID.

IDS Life invests a portion of its owned assets in privately placed fixed income securities, mortgage loans, policy loans, and real estate, among others, all of which are relatively illiquid. These asset classes represented approximately 16.8% of the carrying value of IDS Life's investment portfolio as of December 31, 2005. If IDS Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. For example, if an unexpected number of contractholders of its annuity products exercise their surrender right and IDS Life is unable to access other liquidity sources, it may have to quickly liquidate assets. Any inability to quickly dispose of illiquid investments could have an adverse effect on IDS Life's financial condition and results of operations.

INTENSE COMPETITION COULD NEGATIVELY AFFECT IDS LIFE'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE AND PROFITABILITY.

IDS Life operates in an intensely competitive industry. IDS Life competes based on a number of factors including name recognition, service, product performance and features, price, perceived financial strength, and claims-paying ratings. IDS Life's competitors include insurers and other financial institutions. IDS Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or offer higher claims-paying ratings than IDS Life does.

IDS LIFE'S AFFILIATED DISTRIBUTOR MAY BE UNABLE TO ATTRACT AND RETAIN FINANCIAL ADVISORS.

IDS Life is dependent on the branded financial advisors of its affiliated distributor for a significant portion of the sales of its annuity and insurance products. A significant number of its branded financial advisors operate as independent contractors under a franchise agreement with its affiliated distributor. There can be no assurance that IDS Life's affiliated distributor will be successful in its efforts to recruit and retain new advisors to its network. If IDS Life's affiliated distributor is unable to attract and retain quality financial advisors, or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely affected.

IDS LIFE AND ITS AFFILIATES MAY BE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

IDS Life's continued success depends to a substantial degree on its and its affiliates' ability to attract and retain qualified personnel to conduct its business. The market for qualified talent is extremely competitive and has grown more so in recent periods due to industry growth. There can be no assurance that IDS Life will be successful in its efforts to recruit and retain the required personnel. If IDS Life is unable to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its operations and financial results could be materially adversely affected.

IF THE COUNTERPARTIES TO IDS LIFE'S REINSURANCE ARRANGEMENTS OR TO THE DERIVATIVE INSTRUMENTS IT USES TO HEDGE ITS BUSINESS RISKS DEFAULT, IDS LIFE MAY BE EXPOSED TO RISKS IT HAD SOUGHT TO MITIGATE, WHICH COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

IDS Life uses reinsurance to mitigate its risks in various circumstances. See "Business--Reinsurance." Reinsurance does not relieve IDS Life of its direct liability to its policyholders, even when the reinsurer is liable to IDS Life. Accordingly, IDS Life bears credit risk with respect to its reinsurers. IDS Life cannot provide assurance that its reinsurers will pay the reinsurance recoverable owed to it now or in the future or that they will pay these recoverables on a timely basis. A reinsurer's insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have an adverse effect on IDS Life's financial condition and results of operations that could be material.

In addition, IDS Life uses derivative instruments to hedge various business risks. IDS Life enters into a variety of derivative instruments with a number of counterparties. If IDS Life's counterparties fail to honor their obligations under the derivative instruments, its hedges of the related risk will be ineffective. That failure could have an adverse effect on its financial condition and results of operations that could be material.

IDS LIFE'S BUSINESS IS HEAVILY REGULATED, AND CHANGES IN REGULATION MAY REDUCE ITS PROFITABILITY AND LIMIT ITS GROWTH.

IDS Life operates in a highly regulated industry, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. Regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. Various regulatory and governmental bodies have the authority to review its products and business practices and those of its employees and to bring regulatory or other legal actions against IDS Life if, in their view, its practices, or those of its employees are improper.

Compliance with applicable laws and regulations is time consuming and personnel-intensive. Changes in these laws and regulations may increase materially IDS Life's direct and indirect compliance and other expenses of doing business. The costs of the compliance requirements IDS Life faces, and the constraints they impose on its operations, could have a material adverse effect on IDS Life's financial condition and results of operations. For a further discussion of the regulatory framework in which IDS Life operates, see "Business--Regulation." For more information regarding ongoing investigations, see "Item 3--Legal Proceedings."

LEGAL AND REGULATORY ACTIONS ARE INHERENT IN IDS LIFE'S BUSINESS AND COULD RESULT IN FINANCIAL LOSSES OR HARM ITS BUSINESS.

IDS Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations. Substantial legal liability in legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm its business prospects.

COMPETITIVE AND REGULATORY PRESSURES MAY REQUIRE IDS LIFE TO REDUCE THE LEVELS OF ITS FEES.

IDS Life's profit margins and earnings are dependent in part on its ability to maintain current fee levels for the products and services that it offers. Competition within the financial services industry could lead IDS Life to reduce the fees that it charges its clients for products and services. See the risk factor entitled "Intense competition could negatively affect IDS Life's ability to maintain or increase its market share and profitability." In addition, IDS Life may be required to reduce its fee levels, or restructure the fees it charges, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at IDS Life. See the risk factor entitled "IDS Life's business is heavily regulated, and changes in regulation may reduce its profitability and limit its growth" and "Item 3--Legal Proceedings" for more information regarding this and other regulatory matters. Reductions or other changes in the fees that IDS Life charges for its products and services could reduce its revenues and earnings.

MISCONDUCT BY IDS LIFE'S EMPLOYEES AND ITS AFFILIATES' EMPLOYEES IS DIFFICULT TO DETECT AND DETER AND COULD HARM IDS LIFE'S BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

Misconduct by IDS Life's employees and its affiliates' employees could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of IDS Life's businesses and could include:

     o attempting to bind IDS Life to transactions that exceed authorized limits;

     o hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

     o improperly using, disclosing, or otherwise compromising confidential information;

     o   engaging in fraudulent or otherwise improper activity;

     o engaging in unauthorized or excessive trading to the detriment of customers; or

     o   otherwise not complying with laws or IDS Life's control procedures.

IDS Life cannot always deter misconduct by employees and agents and the precautions IDS Life takes to prevent and detect this activity may not be effective in all cases. IDS Life also cannot provide assurance that misconduct by employees and agents will not lead to a material adverse effect on its business, results of operations or financial condition.

IF IDS LIFE'S RESERVES FOR FUTURE POLICY BENEFITS AND CLAIMS ARE INADEQUATE, IT MAY BE REQUIRED TO INCREASE ITS RESERVE LIABILITIES, WHICH COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

IDS Life establishes reserves as estimates of its liabilities for future obligations under its products. Reserves do not represent an exact calculation of liability, but rather are estimates of contract benefits and related expenses IDS Life expects to incur over time. The assumptions and estimates IDS Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. IDS Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims. IDS Life monitors its reserve levels continually. If IDS Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and potentially incur income statement charges for the period in which it makes the determination, which could adversely affect its results of operations and financial condition. For more information on how IDS Life sets its reserves, see Note 1 to the Consolidated Financial Statements.

IDS LIFE MAY FACE LOSSES IF MORBIDITY RATES OR MORTALITY RATES DIFFER SIGNIFICANTLY FROM ITS PRICING EXPECTATIONS.

IDS Life sets prices for its life, DI and LTC insurance and some annuity products based upon expected claim payment patterns, derived from assumptions IDS Life makes about the morbidity rates, or likelihood of sickness, and the mortality rates, or likelihood of death, of its policyholders and contractholders. The long-term profitability of these products depends upon how IDS Life's actual experience compares with its pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than its pricing assumptions, IDS Life could be required to make greater payments under DI and LTC insurance policies and immediate annuity contracts than it had projected. The same holds true for LTC policies IDS Life previously underwrote to the extent they are not fully reinsured. If mortality rates are higher than its pricing assumptions, IDS Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it had projected.

The risk that IDS Life's claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products notwithstanding its ability to implement future price increases. As with life insurance, LTC insurance policies provide for long-duration coverage and its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, IDS Life's ability to forecast future claim rates for LTC insurance is more limited than for life insurance. IDS Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies that it had previously underwritten and by discontinuing underwriting LTC insurance.

IDS LIFE MAY FACE LOSSES IF THERE ARE SIGNIFICANT DEVIATIONS FROM ITS ASSUMPTIONS REGARDING THE FUTURE PERSISTENCY OF ITS INSURANCE POLICIES AND ANNUITY CONTRACTS.

The prices and expected future profitability of IDS Life's insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. The effect of persistency on profitability varies for different products. For most of its life insurance and deferred annuity products, actual persistency that is lower than its persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because IDS Life would be required to accelerate the amortization of expenses it deferred in connection with the acquisition of the policy or contract. For IDS Life's LTC insurance, actual persistency that is higher than its persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than IDS Life assumed, then IDS Life could be required to make greater benefit payments than it had anticipated when it priced or partially reinsured these products. Some of its LTC insurance policies have experienced higher persistency and higher morbidity rates than IDS Life had assumed, which led it to increase premium rates on certain of these policies.

Because IDS Life's assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of its products permit IDS Life to increase premiums during the life of the policy or contract, IDS Life cannot guarantee that these increases would be sufficient to maintain profitability. Additionally, some of these pricing changes require regulatory approval, which may not be forthcoming. Moreover, many of IDS Life's products do not permit premium increases or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of IDS Life's products.

IDS LIFE MAY BE REQUIRED TO ACCELERATE THE AMORTIZATION OF DAC, WHICH WOULD INCREASE ITS EXPENSES AND REDUCE PROFITABILITY.

DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuities and life, DI and LTC insurance. For annuity and insurance products, IDS Life amortizes DAC over periods approximating the lives of the related policy or contract, generally as a percentage of premiums or estimated gross profits associated with that policy or contract.

IDS Life's projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency, maintenance expense levels and client asset value growth rates for variable products. IDS Life periodically reviews and, where appropriate, adjusts its assumptions. When IDS Life changes its assumptions, it may be required to accelerate the amortization of DAC or to record a charge to increase benefit reserves.

As of December 31, 2005 and 2004, IDS Life had $4.0 billion and $3.6 billion of DAC, respectively, and it amortized $315.9 million and $260.8 million, respectively, of DAC as a current period expense for the years ended December 31, 2005 and 2004, respectively. For more information regarding DAC, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies."

STATE INSURANCE REGULATORS MAY ADOPT NEW RESERVE OR CAPITAL REQUIREMENTS, POTENTIALLY IMPACTING IDS LIFE'S FINANCIAL STRENGTH RATINGS.

IDS Life must comply with statutory reserve and capital requirements. State regulators are continually reviewing and updating these requirements. As of December 31, 2005, IDS Life was subject to new capital requirements for variable annuity contracts with guaranteed death or living benefits. These new requirements had minimal impact on IDS Life's Consolidated Balance Sheet in 2005, but that may not continue to be true in the event equity market values fall in the future.

There is active discussion at the NAIC of moving to a principles-based reserving system. This could change statutory reserve requirements significantly, and it is not possible to estimate the impact at this time.

CHANGES IN U.S. FEDERAL INCOME TAX LAW COULD MAKE SOME OF IDS LIFE'S PRODUCTS LESS ATTRACTIVE TO CLIENTS.

Many of the products IDS Life issues or on which its business is based (including both insurance products and non-insurance products) enjoy favorable treatment under current U.S. federal income tax law. Changes in U.S. federal income tax law could make some of its products less attractive to clients.

IDS LIFE'S RISK MANAGEMENT POLICIES AND PROCEDURES MAY NOT BE FULLY EFFECTIVE IN MITIGATING ITS RISK EXPOSURE IN ALL MARKET ENVIRONMENTS OR AGAINST ALL TYPES OF RISK.

IDS Life has devoted significant resources toward developing its risk management policies and procedures and expects to continue to do so in the future. Nonetheless, IDS Life's policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what its models indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to IDS Life, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating IDS Life's risk exposure in all market environments or against all types of risk.

IDS LIFE'S RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY ECONOMIC AND OTHER FACTORS.

IDS Life's financial condition and results of operations may be materially affected by economic and other factors. Many such factors of a global or localized nature include: political, economic and market conditions; technological changes and events; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of IDS Life's businesses. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect IDS Life's persistency, surrender and product cash value loan experience and could negatively impact its business.

IDS LIFE IS SUBJECT TO TAX CONTINGENCIES THAT COULD ADVERSELY AFFECT
RESERVES.

IDS Life is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which it has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. IDS Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.


  RISKS RELATING TO AMERIPRISE FINANCIAL'S SEPARATION FROM AMERICAN EXPRESS
  -------------------------------------------------------------------------

CLIENT ACQUISITION AND RETENTION MAY BE ADVERSELY AFFECTED BY IDS LIFE'S SEPARATION FROM AMERICAN EXPRESS.

Although IDS Life generally operated independently of American Express' other operations with respect to client services prior to the separation and Distribution, IDS Life has relied on the American Express brand and cardmember relationships in acquiring clients as part of its growth strategy. As part of a marketing and branding arrangement between Ameriprise Financial and American Express, IDS Life has a limited right to continue until September 30, 2007 to market its products in a manner similar to the methods it used prior to the separation. However, overall response rates, marginal costs and profitability from these efforts may be negatively affected as a result of the loss of this affiliation. IDS Life cannot provide assurance that the clients it gained as a result of being affiliated with American Express will not move some or all of their existing business from IDS Life to another company. Loss of a significant portion of these clients could negatively impact IDS Life's business.

AMERIPRISE FINANCIAL AND IDS LIFE HAVE EXPERIENCED INCREASED COSTS IN CONNECTION WITH THE SEPARATION.

Ameriprise Financial is in the process of developing certain independent facilities, systems, infrastructure and personnel to replace services it had access to from American Express. Ameriprise Financial has also made significant investments to develop its new brands and establish its ability, and the ability of its subsidiaries, to operate without access to American Express's operational and administrative infrastructure. These initiatives have been costly to implement. In 2005 Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to IDS Life that it considered to be a reasonable reflection of separation costs benefiting IDS Life. These costs generally consist of allocated financial advisor and employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial. IDS Life has incurred and been allocated approximately $121.3 million in total pretax non-recurring separation costs through December 31, 2005 and IDS Life expects to incur significant additional separation costs. This risk has been greatly offset by the contribution of capital from American Express to Ameriprise Financial, and in turn, from Ameriprise Financial to IDS Life.

As a stand-alone company, Ameriprise Financial, and hence, IDS Life do not have the same purchasing power they had through American Express and, in some cases, may not have as favorable terms or prices as those obtained prior to the separation and Distribution, which could decrease its overall profitability.

IDS LIFE MAY NOT HAVE SUFFICIENT CAPITAL GENERATION ABILITY TO MEET ITS OPERATING AND REGULATORY CAPITAL REQUIREMENTS.

As a stand-alone company, Ameriprise Financial, and hence, IDS Life is required to maintain higher capital ratios to retain its credit ratings. In addition, IDS Life needs to cover volatility associated with variations in its operating, risk-based and regulatory capital requirements, including separation costs and contingent exposures, for example, in connection with its ongoing legal and regulatory matters. See "Business--Risk-Based Capital" for more information regarding capital requirements and see "Item 3--Legal Proceedings" for more information regarding pending regulatory and legal proceedings. Although Ameriprise Financial made a $650 million capital contribution to IDS Life to cover, among other things, allocated separation costs, IDS Life cannot be certain that this capital contribution will be sufficient to cover all of the additional costs. If it is not sufficient, IDS Life's financial condition could be adversely affected and its financial strength ratings may be downgraded.

AS AMERIPRISE FINANCIAL BUILDS ITS INFORMATION TECHNOLOGY INFRASTRUCTURE AND TRANSITIONS ITS DATA AND THAT OF ITS AFFILIATES, SUCH AS IDS LIFE, TO ITS OWN SYSTEMS, IT COULD EXPERIENCE TEMPORARY BUSINESS INTERRUPTIONS AND INCUR SUBSTANTIAL ADDITIONAL COSTS.

Ameriprise Financial, and hence, IDS Life is in the process of installing and implementing information technology infrastructure to support its business functions, including accounting and reporting, customer service and distribution. IDS Life anticipates this will involve significant costs. IDS Life may incur temporary interruptions in business operations if it cannot transition effectively from American Express' existing technology infrastructure (which covers hardware, applications, network, telephony, databases, backup and recovery solutions), as well as the people and processes that support them. IDS Life may not be successful in implementing its new technology infrastructure and transitioning its data, and IDS Life may incur substantially higher costs for implementation than currently anticipated. IDS Life's failure to avoid operational interruptions as it implements the new infrastructure and transitions its data, or its failure to implement the new infrastructure and transition its data successfully, could disrupt its business and have a material adverse effect on its profitability. In addition, technology service failures could have adverse regulatory consequences for IDS Life's business and make it vulnerable to its competitors.

Ameriprise Financial, and hence, IDS Life continues to rely on American Express' disaster recovery capabilities as part of its business continuity processes. IDS Life will only have the right to use American Express' disaster recovery resources for up to two years after the Distribution. IDS Life will be required to develop and implement its own disaster recovery infrastructure and develop business continuity for its operations, which it anticipates will involve significant costs. IDS Life may not be successful in developing stand-alone disaster recovery capabilities and business continuity processes, and may incur substantially higher costs for implementation than currently anticipated. IDS Life's failure to avoid operational interruptions as it implements new business continuity processes, or its failure to implement the new processes successfully, could disrupt its business and have a material adverse effect on its profitability in the event of a significant business disruption.

AMERIPRISE FINANCIAL'S SEPARATION FROM AMERICAN EXPRESS COULD INCREASE IDS LIFE'S U.S. FEDERAL INCOME TAX COSTS.

Due to the separation, IDS Life will not be able to file a consolidated U.S. federal income tax return with the other members of the Ameriprise Financial affiliated group for five tax years following the Distribution. As a consequence, during this period, net operating and capital losses, credits, and other tax attributes generated by one group will not be available to offset income earned or taxes owed by the other group for U.S. federal income tax purposes. Any benefits relating to taxes arising from being part of the larger American Express group may also not be available. As a result of these and other inefficiencies, the aggregate amount of U.S. federal income tax that IDS Life pays may increase and IDS Life may, in addition, not be able to fully realize certain of its deferred tax assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

IDS Life Insurance Company occupies office space in Minneapolis, Minnesota, which is leased or owned by Ameriprise Financial. IDS Life Insurance Company reimburses Ameriprise Financial for rent based on direct and indirect allocation methods. IDS Life of New York and American Centurion Life rent office space in Albany, New York. Facilities occupied by IDS Life are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

The Securities and Exchange Commission, the National Association of Securities Dealers and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements. IDS Life has received requests for information concerning some of these practices and is cooperating fully with these inquiries.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

                                   PART II
                                   -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IDS Life follows United States generally accepted accounting principles
(GAAP), and the following discussion is presented on a consolidated basis consistent with GAAP.

The following discussion may contain forward-looking statements that reflect IDS Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements" and "Item 1A-Risk Factors" of this Form 10-K.

The following management's narrative analysis of the results of operations is presented pursuant to General Instructions I(2)(a) of Form 10-K in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with IDS Life's accompanying consolidated financial statements and related notes included elsewhere in this Form 10-K.

Overview

IDS Life Insurance Company is a stock life insurance company with four wholly-owned operating subsidiaries: IDS Life Insurance Company of New York, American Partners Life Insurance Company, American Enterprise Life
Insurance Company and American Centurion Life Assurance Company. IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial).

     o IDS Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. IDS Life Insurance Company issues insurance and annuity products.

     o American Enterprise Life Insurance Company (American Enterprise Life) is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life issues fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers. (In past years, American Enterprise Life issued a nominal number of variable universal life contracts.)

     o American Partners Life Insurance Company (American Partners Life) is a stock life insurance company domiciled in Arizona, which holds Certificates of Authority in the District of Columbia and all states except New York and New Hampshire. American Partners Life markets annuity products directly to customers, generally persons holding an American Express(R) Card.

     o IDS Life Insurance Company of New York (IDS Life of New York) is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and North Dakota. IDS Life of New York issues insurance and annuity products.

     o American Centurion Life Assurance Company (American Centurion Life) is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York, Alabama and Delaware. American Centurion Life issues fixed and variable annuity contracts primarily through financial institutions and independent broker-dealers. American Centurion Life also markets annuity products directly, generally to persons holding an American Express(R)
        Card.

IDS Life Insurance Company also owns IDS REO 1, LLC, IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments. IDS Life Insurance Company and its seven subsidiaries are referred to collectively in this Form 10-K as "IDS Life".

Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005 American Express Company (American Express) announced its intention to pursue the disposition of 100% of its shareholding in what is now Ameriprise Financial (the Separation) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders (the Distribution). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain separation and Distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses incurred and allocated to IDS Life are significant to IDS Life. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
Income before taxes and accounting change declined 19% to $640.4 million for the year ended December 31, 2005. The decrease primarily reflects separation costs, higher other insurance and operating expenses and amortization of deferred policy acquisition costs (DAC), partially offset by increased mortality and expense risk and other fees, contractholder and policyholder charges and net realized gain on investments.

Net income for the year ended December 31, 2004 reflects the $70.6 million ($108.6 million pretax) cumulative effect of accounting change as a result of IDS Life's January 1, 2004 adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. See the "Recently Issued Accounting Standards"
section in Note 1 to the Consolidated Financial Statements regarding the impact of adoption of SOP 03-1.

REVENUES
Total revenues increased $133.9 million or 4% primarily due to higher net realized gain on investments, mortality and expense risk and other fees and contractholder and policyholder charges compared to 2004.

Disability income (DI) and long-term care insurance (LTC) premiums increased $11.5 million or 4% reflecting higher DI insurance in force levels.

Net investment income increased $13.9 million or 1%. The increase reflects a $13.9 million pretax gain for 2005 compared to a $27.9 million charge in 2004 all related to the liquidation of secured loan trusts (SLTs) offset by lower interest on mortgage investments and lower mark-to-market gains on trading securities and equity method investments in hedge funds. Additionally, the average yield decreased compared to 2004, partially offset by an increase in the average level of invested assets.

Contractholder and policyholder charges increased $22.8 million or 4% as a result of a $13.2 million increase in the cost of insurance on higher average variable and fixed universal life policies in force, as well as an increase in surrender charges on annuities.

Mortality and expense risk and other fees increased $58.3 million or 14% reflecting higher average market values of separate account assets due to increased inflows and market appreciation.


Net realized gain on investments was $48.3 million in 2005 compared to $27.3 million in 2004. For the year ended December 31, 2005, $107.9 million of total investment gains were partially offset by $59.6 million of impairments and losses. Included in these total net investment gains and losses were $107.8 million of gross realized gains and $38.6 million of gross realized losses from sales of securities, as well as $19.4 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in the net realized gain on investments classified as Available-for-Sale for 2005 were gross realized gains and losses of $39.2 million and $14.3 million, respectively, related to the sale of all of IDS Life's retained interest in a collateralized debt obligations
(CDO) securitization trust.

For the year ended December 31, 2004, $49.5 million of total investment gains were partially offset by $22.2 million of impairments and losses. Included in these total net investment gains and losses were $48.4 million of gross realized gains and $17.5 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

BENEFITS AND EXPENSES
Total benefits and expenses increased $285.9 million or 12%, reflecting separation costs, an increase in DAC amortization expense and higher other insurance and operating expenses, partially offset by lower interest crediting rates.

Death and other benefits for traditional life insurance increased $4.7 million or 13% primarily due to increased in force levels.

Death and other benefits for DI and LTC insurance increased $8.6 million or 13% primarily due to increased DI in force levels.

Increase in liabilities for future policy benefits for DI and LTC insurance increased $18.0 million or 15% primarily reflecting inclusion of a $13.3 million maintenance reserve adjustment for LTC insurance.

Interest credited to account values decreased $17.5 million or 2%, primarily due to lower interest crediting rates and average accumulation values of annuities, as well as the effect on equity indexed annuities of lower appreciation in the Standard & Poor's (S&P) 500 during 2005 versus 2004.

DAC amortization expense increased to $315.9 million in 2005 from $260.8 million in 2004. DAC amortization expense in 2005 was reduced by $67.0 million as a result of the annual DAC assessment performed in the third quarter, while DAC amortization expense in 2004 was reduced by $65.7 million in the first quarter as a result of lengthening amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1 and by $23.7 million as a result of the annual DAC assessment in the third quarter. Equity market conditions and other factors also resulted in increased amortization of DAC in 2005 compared to 2004, particularly for IDS Life's growing variable annuity business. See the "Deferred Policy Acquisition Costs" section for further discussion of DAC and related third quarter 2005 and 2004 adjustments.

Separation costs generally consist of allocated financial advisor and employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial. During 2005, IDS Life was allocated and incurred $121.3 million in separation costs. See Note 1 to the Consolidated Financial Statements for further discussion regarding the separation and the allocation of costs to IDS Life.

Other insurance and operating expenses increased $87.3 million or 17% reflecting increases in distribution costs and non-deferrable expenses related to product management and higher business investment initiatives.

INCOME TAXES
IDS Life's effective tax rate declined to 28% in 2005 from 29% in 2004 which resulted from relatively lower levels of pretax income compared to tax-advantaged items in 2005. Additionally, the 2005 effective tax rate reflects a $20 million tax expense and the 2004 effective tax rate reflects a $20 million tax benefit applicable to prior years amendments.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
Pretax income rose 38% to $792.4 million for the year ended December 31, 2004. The increase primarily reflects increased net investment income, mortality and expense risk and other fees, net realized gain on investments, lower interest credited to account values and lower amortization of DAC, partially offset by higher other insurance and operating expenses.

Net income for the year ended December 31, 2004 reflects the $70.6 million ($108.6 million pretax) impact of IDS Life's January 1, 2004 adoption of SOP 03-1. SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. See the "Recently Issued Accounting Standards" section in Note 1 to the Consolidated Financial Statements regarding the impact of adoption of SOP 03-1.

REVENUES
Total revenues increased $162.0 million or 5% primarily due to higher net investment income, mortality and expense risk and other fees and net realized gain on investments compared to 2003.

Net investment income increased $72.3 million or 4%. Net investment income for the year ended December 31, 2003 includes $77.3 million of amortization expense of certain low income housing investments. See effective tax rate discussion below.

Contractholder and policyholder charges increased $24.2 million or 5% reflecting increased cost of insurance charges on variable universal life products as well as an increase in the amount of surrender charges on variable annuity products.

Mortality and expense risk and other fees increased $39.8 million or 10% reflecting higher average market values of separate account assets, and the impact of the change from IDS Life to Ameriprise Financial as investment manager of the internally managed proprietary funds during the fourth quarter of 2003. Concurrent with the investment manager change, IDS Life entered into an agreement with Ameriprise Financial to receive fees for the services, other than investment management, that IDS Life continues to provide the underlying proprietary mutual funds. IDS Life's administrative service fees will vary with the market values of these proprietary mutual funds. Prior to this change, IDS Life received management fees directly from the proprietary funds and was party to an agreement with Ameriprise Financial to compensate Ameriprise Financial for the investment sub-advisory services Ameriprise Financial provided these proprietary funds. In addition to IDS Life's administrative service fees, IDS Life receives mortality and expense risk fees from the separate accounts based on the level of assets.

Net realized gain on investments was $27.3 million in 2004 compared to $4.4 million in 2003. For the year ended December 31, 2004, $49.5 million of total investment gains were partially offset by $22.2 million of impairments and losses. Included in these total net investment gains and losses were $48.4 million of gross realized gains and $17.5 million of gross realized losses from sales of securities, as well as $0.1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

For the year ended December 31, 2003, $257.0 million of total investment gains were partially offset by $252.6 million of impairments and losses. Included in these total net investment gains and losses were $255.3 million of gross realized gains and $135.5 million of gross realized losses from sales of securities, as well as $102.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.


BENEFITS AND EXPENSES
Total benefits and expenses decreased $55.8 million or 2%, reflecting lower interest crediting rates and the effect on equity indexed annuities of lower appreciation in the S&P 500 during 2004 versus 2003, a reduction in DAC amortization expense in conjunction with the adoption of SOP 03-1 and third quarter DAC adjustments, partially offset by higher other insurance and operating expenses.

Interest credited to account values decreased $114.1 million or 9%, primarily due to lower interest crediting rates and the effect on equity indexed annuities of lower appreciation in the S&P 500 during 2004 versus 2003, partially offset by higher average accumulation values of annuities and in force levels of life insurance products.

DAC amortization expense decreased to $260.8 million in 2004 from $264.3 million in 2003. The decrease was primarily due to a $65.7 million adjustment associated with the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1, and approximately $23.7 million in net favorable DAC adjustments in the third quarter of 2004 as a result of changes to DAC assumptions as compared to a $1.8 million net favorable DAC adjustment in the third quarter of 2003. See the "Deferred Policy Acquisition Costs" section for further discussion of DAC and related third quarter 2004 and 2003 adjustments.

Other insurance and operating expenses increased $50.8 million or 11% reflecting increases in distribution costs and non-deferrable expenses related to product management and business reinvestment initiatives. These increases were partially offset by a reduction related to the change in investment manager of the proprietary mutual funds from IDS Life to Ameriprise Financial. Effective with this change, the previously existing arrangement under which IDS Life compensated Ameriprise Financial for investment sub-advisory services was terminated.

INCOME TAXES
IDS Life's effective tax rate rose to 29% in 2004 from 12% in 2003 primarily due to the impact of lower levels of tax-advantaged items in pretax income during 2004, reduced low income housing credits as a result of the December 2003 distribution of substantially all of IDS Life's interests in low income housing investments to Ameriprise Financial and the one-time effect of favorable technical guidance related to the taxation of dividend income recognized in 2003. For 2003 and prior years, IDS Life's federal income taxes were reduced by credits arising from low income housing investments.

DEFERRED POLICY ACQUISITION COSTS
DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and life, DI and LTC insurance products. These costs are deferred to the extent they are recoverable from future profits. For annuity and insurance products, DAC is amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

For IDS Life's annuity and insurance products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality and morbidity rates, persistency, maintenance expense levels and client asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. The client asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a quarterly basis.

Management monitors other principal DAC amortization assumptions, such as interest margin, mortality and morbidity rates, persistency, and maintenance expense level assumptions, each quarter. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. As a result of these reviews, IDS Life took actions in both 2005 and 2004 that impacted the DAC balance and amortization expense.

In the third quarter 2005, these actions resulted in a net $67.0 million DAC amortization expense reduction consisting of the following:

     o A $31.7 million reduction reflecting changes in previously assumed mortality rates;

     o A $32.8 million reduction reflecting lower than previously assumed surrender rates and higher associated surrender charges;

     o   A $6.0 million reduction from improved average fee revenues;

     o A $5.6 million reduction from the extension of the mean reversion period by one year; and

     o A $9.1 million increase reflecting changes from previously assumed interest rate spreads, modeling changes, account maintenance expenses, and other miscellaneous items.

In the third quarter 2004, these actions resulted in a net $23.7 million DAC amortization expense reduction consisting of the following:

     o A $4.2 million reduction reflecting changes in previously assumed mortality rates;

     o A $12.7 million reduction reflecting changes from previously assumed surrender and lapse rates;

     o A $3.3 million reduction from the extension of the mean reversion period by one year; and

     o A $3.5 million reduction reflecting higher than previously assumed interest rate spreads and other miscellaneous items.

In the third quarter 2003, these actions resulted in a net $1.8 million DAC amortization expense reduction reflecting:

     o A $105.4 million reduction resulting from extending 10-15 year amortization periods for certain flex annuity contracts to 20 years based on current measurements of meaningful life;

     o A $92.0 million increase resulting from the recognition of a premium deficiency on IDS Life's LTC products; and

     o A $11.6 million net increase across IDS Life's universal life, variable universal life and annuity products, reflecting lower than previously assumed interest rate spreads, separate account fee rates and account maintenance expense.


During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, IDS Life (1) established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on certain variable universal life and single pay universal life insurance contracts, which prior to January 1, 2004, were expensed when payable; and
(2) extended the time periods over which DAC associated with certain insurance and annuity products are amortized to coincide with the liability funding periods in order to establish the proper relationships between these liabilities and DAC associated with the same contracts. As a result, IDS Life recognized a $108.6 million pretax charge due to an accounting change on establishing the future liability under death benefit guarantees and recognized a $65.7 million pretax reduction in DAC amortization expense to reflect the lengthening of the amortization periods for certain products impacted by SOP 03-1.

DAC balances for various insurance and annuity products sold by IDS Life at December 31 are set forth below:

  (Millions)                                                                    2005          2004
  ---------------------------------------------------------------------------------------------------
  Life, disability income and long-term care insurance                     $    1,920    $    1,766
  Annuities                                                                     2,116         1,872
  ---------------------------------------------------------------------------------------------------
  Total                                                                    $    4,036    $    3,638
  ---------------------------------------------------------------------------------------------------

In addition to the DAC balances shown above and in conjunction with IDS Life's adoption of SOP 03-1, sales inducement costs previously included in DAC were reclassified from DAC and presented as a separate line item in the consolidated balance sheets. Deferred sales inducement costs were $370 million and $303 million at December 31, 2005 and 2004, respectively. Sales inducement costs consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies that IDS Life uses affect its Consolidated Financial Statements. Certain accounting and reporting policies are critical to an understanding of IDS Life's results of operations and financial condition, and in some cases the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the consolidated financial statements. The accounting and reporting policies IDS Life has identified as fundamental to a full understanding of its results of operations and financial condition are described below. See Note 1 to the Consolidated Financial Statements for further information about IDS Life's accounting policies.

VALUATION OF INVESTMENTS
The most significant component of investments is Available-for-Sale securities. Generally, IDS Life carries its Available-for-Sale securities at fair value on the Consolidated Balance Sheets and records unrealized gains (losses) in accumulated other comprehensive income (loss) within equity, net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impacts on their carrying value had the unrealized gains (losses) been realized as of the respective balance sheet date. At December 31, 2005, IDS Life had net unrealized pretax losses on Available-for-Sale securities of $63.8 million. IDS Life recognizes gains and losses in results of operations upon disposition of the securities. IDS Life also recognizes losses in results of operations when management determines that a decline in value is other-than-temporary. This determination requires the exercise of judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. IDS Life also considers the extent to which amortized cost exceeds fair value and the duration of that difference, and management's judgment about the issuer's current and prospective financial condition, as well as its ability and intent to hold until recovery. The fair value of approximately 96% of the investment portfolio classified as Available-for-Sale as of December 31, 2005 is determined by quoted market prices. As of December 31, 2005, there were $420.9 million in gross unrealized losses that related to $17.9 billion of Available-for-Sale securities, of which $4.3 billion has been in a continuous unrealized loss position for 12 months or more. As part of IDS Life's ongoing monitoring process, management determined that a majority of the gross unrealized losses on these securities is attributable to changes in interest rates. Additionally, because IDS Life has the ability as well as the intent to hold these securities for a time sufficient to recover its amortized cost, IDS Life concluded that none of these securities was other-than-temporarily impaired at December 31, 2005.

DEFERRED POLICY ACQUISITION COSTS
DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and life, DI and LTC insurance products. These costs are deferred to the extent they are recoverable from future profits. For annuity and insurance products, DAC is amortized over periods approximating the lives of the business, principally as a percentage of premiums or estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

For IDS Life's annuity and life, DI and LTC insurance products, the DAC balances at any reporting date are supported by projections that show management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels, and policyholder behavior over periods extending well into the future. Projection periods used for IDS Life's annuity products are typically 10 to 25 years, while projection periods for IDS Life's life, DI and LTC insurance products are often 50 years or longer. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management's best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and therefore are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC is not recoverable. If management concludes that DAC is not recoverable, DAC is reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in the Consolidated Statements of Income.

For annuity and life, DI and LTC insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates are the primary factor used to project interest margins, while assumptions about rates credited to policyholder accounts and equity market performance are the primary factors used to project client asset value growth rates and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance business during the DAC amortization period.

The client asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a quarterly basis. IDS Life uses a mean reversion method as a monthly guideline in setting near-term client asset value growth rates based on a long-term view of financial market performance as well as actual historical performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, IDS Life will reassess the near-term rate in order to continue to project its best estimate of long-term growth. The near-term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. Management is currently assuming a 7% long-term client asset value growth rate. If IDS Life increased or decreased its assumption related to this growth rate by 100 basis points, the impact on annual DAC amortization expense would be a decrease or increase of approximately $65 million.

Management monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact IDS Life's DAC balances. For example, if IDS Life increased or decreased its interest margin on its universal life insurance and on the fixed portion of its variable universal life insurance products by 10 basis points, the impact on annual DAC amortization expense would be a decrease or increase of approximately $5 million. Additionally, if IDS Life extended or reduced the amortization periods one year for variable annuities to reflect changes in premium paying persistency and/or surrender assumptions, the impact on annual DAC amortization expense would be a decrease or increase of approximately $30 million. The amortization impact of extending or reducing the amortization period any additional years is not linear.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.

For details regarding the balances of and changes in DAC for the years ended December 31, 2005, 2004 and 2003, see Note 4 to the Consolidated Financial Statements.

LIABILITIES FOR FUTURE POLICY BENEFITS

Fixed Annuities and Variable Annuity Guarantees
Liabilities for fixed and variable deferred annuities are equal to accumulation values which are the cumulative gross deposits, credited interest and fund performance less withdrawals and mortality and expense risk charges.

The majority of the variable annuity contracts offered by IDS Life contain guaranteed minimum death benefit (GMDB) provisions. When market values of the client's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. IDS Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up (GGU) benefits. In addition, IDS Life offers contracts containing guaranteed minimum withdrawal benefit (GMWB), guaranteed minimum income benefit (GMIB), and guaranteed minimum accumulation benefit (GMAB) provisions.

Effective January 1, 2004, liabilities for GMDB, GGU and GMIB benefits have been established under SOP 03-1. Actuarial models to simulate various equity market scenarios are used to project these benefits and contract assessments and include making significant assumptions related to client asset value growth rates, mortality, persistency and investment margins. These assumptions, as well as their periodic review by management, are consistent with those used for DAC purposes. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed. See the "Recently Issued Accounting Standards" section in Note 1 to the Consolidated Financial Statements for more information about these guaranteed benefits.

GMWB and GMAB provisions are considered embedded derivatives under Statement of Financial Accounting Standards Board No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and, accordingly, are carried at fair value within future policy benefits for variable annuity guarantees on the Consolidated Balance Sheets. The fair value of these embedded derivatives is based on the present value of future benefits less applicable fees charged for the provision. Changes in fair value are reflected in death and other benefits for investment contracts and universal life-type insurance within the Consolidated Statements of Income.

Liabilities for equity indexed deferred annuities issued in 1999 or later are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options. Liabilities for equity indexed deferred annuities issued before 1999 are equal to the present value of guaranteed benefits and the intrinsic value of index-based benefits. Accounting for equity indexed deferred annuities issued before 1999 differs from those issued in 1999 and later due to the treatment of embedded equity options within the contracts. Embedded equity options are considered embedded derivatives under SFAS 133. However, SFAS 133 allowed companies to elect whether to separately account for embedded derivatives related to contracts issued prior to January 1, 1999. IDS Life elected not to separately account for embedded derivatives related to contacts issued prior to January 1, 1999.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2005, depending on year of issue, with an average rate of approximately 6.0%.

Life, Disability Income and Long-Term Care Policies
Liabilities for life insurance claims that have been reported but have not yet been paid (unpaid claim liabilities) are equal to the death benefits payable under the policies. For DI and LTC claims, unpaid claim liabilities are equal to benefit amounts due and accrued including the expense of reviewing claims and making benefit payment determinations. Liabilities for claims that have occurred but have not yet been reported are estimated based on periodic analysis of the actual lag between when a claim occurs and when it is reported. Where applicable, amounts recoverable from other insurers who share in the risk of the products offered (reinsurers) are separately recorded as receivables.

Liabilities for fixed and variable universal life insurance are equal to accumulation values which are the cumulative deposits, credited interest, and fund performance less withdrawals and mortality and expense risk charges. Liabilities for future benefits on term and whole life insurance are based on the net level premium method, using anticipated premium payments, mortality rates, policy persistency and interest rates earned on the assets supporting the liability. Anticipated mortality rates are based on established industry mortality tables, with modifications based on IDS Life's experience. Anticipated policy premium payments and persistency rates vary by policy form, issue age and policy duration. Anticipated interest rates range from 4.0% to 10.0% at December 31, 2005, depending on policy form, issue year and policy duration. IDS Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers' earnings.

Liabilities for future policy benefits include both policy reserves and claim reserves on DI and LTC products. Policy reserves are the amounts needed to meet obligations for future claims and are based on the net level premium method, using anticipated premium payments and morbidity, mortality, policy persistency and discount rates. Anticipated morbidity and mortality rates are based on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for DI policies, occupation class. Anticipated interest rates for DI policy reserves are 7.5% at policy issue and grade to 5.0% over 5 years. Anticipated interest rates for LTC care policy reserves were 5.3% at December 31, 2005 grading up to 9.4% over 40 years.

Claim reserves on DI and LTC products are the amounts needed to meet obligations for continuing claim payments on already incurred claims. Claim reserves are calculated based on claim continuance tables which estimate the likelihood that an individual will continue to be eligible for benefits and anticipated interest rates earned on assets supporting the reserves. Anticipated claim continuance rates are based on established industry tables. Anticipated interest rates for claim reserves for both DI and LTC range from 3.0% to 8.0% at December 31, 2005, with an average rate of approximately 4.9% at December 31, 2005.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The fair value of IDS Life's derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. In certain instances, the fair value includes structuring costs incurred at the inception of the transaction. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. IDS Life currently designates derivatives as cash flow hedges or, in certain circumstances, does not designate derivatives as accounting hedges.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transactions impact earnings. Any ineffective portion of the gain or loss is also reported currently in earnings as a component of net investment income.

For derivative financial instruments that do not qualify for hedge accounting, or are not designated as hedges, changes in fair value are reported in current period earnings, generally as a component of net investment income. These derivatives primarily provide economic hedges to equity market exposures. An example includes options and futures that economically hedge the equity components of certain annuities. For further details on the types of derivatives IDS Life uses and how it accounted for them, see Note 10 to the Consolidated Financial Statements.

INCOME TAX ACCOUNTING
Income taxes, as reported in the Consolidated Financial Statements, represent the net amount of income taxes that IDS Life expects to pay to or receive from various taxing jurisdictions in connection with its operations. IDS Life provides for income taxes based on amounts that it believes it will ultimately owe. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items and the realization of certain offsets and credits. In the event that the ultimate tax treatment of items or the realization of offsets or credits differs from IDS Life's estimates, it may be required to significantly change the provision for income taxes recorded in its Consolidated Financial Statements.

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among IDS Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

IDS Life will not be able to file a consolidated U.S. federal income tax return with the other members of the Ameriprise Financial affiliated group for five tax years following the Distribution, which will result in net operating and capital losses, credits, and other tax attributes generated by one group not being available to offset income earned or taxes owed by the other group during the period of non-consolidation. This lack of consolidation could affect IDS Life's ability to fully realize certain deferred tax assets, including the capital losses referred to above.

IDS Life is required to establish a valuation allowance for any portion of deferred tax assets that management believes will not be realized. It is likely that management will need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets relating to capital losses and avoid the establishment of a valuation allowance with respect to it. In the opinion of management, it is currently more likely than not that IDS Life will realize the benefit of deferred tax assets, including capital loss deferred tax assets, and, therefore, no such valuation allowance has been established.

RECENT ACCOUNTING PRONOUNCEMENTS
For information regarding recent accounting pronouncements and their expected impact on future consolidated results of operations or financial condition, see Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION

IDS Life's total assets and liabilities increased in 2005 primarily due to higher separate account assets and liabilities, which increased as a result of net client inflows and market appreciation.

Investments primarily include corporate debt securities and mortgage and other asset-backed securities. At December 31, 2005, IDS Life's corporate debt securities comprise a diverse portfolio with the largest concentrations, accounting for approximately 68% of the portfolio, in the following industries: banking and finance, utilities, and communications and media. Investments also include $4.0 billion and $4.3 billion of mortgage loans on real estate, policy loans and other investments at December 31, 2005 and 2004, respectively. Investments are principally funded by sales of insurance and annuities and by reinvested income. Maturities of these investment securities are largely matched with the expected future payments of insurance and annuity obligations.

Investments include $2.1 billion and $2.2 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at December 31, 2005 and 2004, respectively. These investments represent 7% and 8% of IDS Life's investment portfolio at December 31, 2005 and 2004, respectively.

Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. IDS Life earns administration and other fees from the related accounts. The increase in separate account assets and liabilities to $37.9 billion as of December 31, 2005 compared to $32.5 billion as of December 31, 2004, resulted from net inflows of $3.1 billion and market appreciation.

IDS Life holds reserves for current and future obligations that are related to fixed annuities, certain guaranteed payments under variable annuities and life, DI and LTC insurance. Reserves related to fixed annuities, guarantees under variable annuities and life, DI and LTC insurance are reflected in future policy benefits in the Consolidated Balance Sheets. Reserves for fixed annuities and universal life contracts are equal to the underlying contract accumulation values. Reserves for other life, DI and LTC insurance products are based on various assumptions, including mortality rates, morbidity rates and policy persistency.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRATEGY
The liquidity requirements of IDS Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations. In connection with the separation, IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs. During the fourth quarter of 2005, IDS Life approved and paid dividends to Ameriprise Financial of $380 million. During the second and fourth quarter of 2004, IDS Life approved and paid dividends to Ameriprise Financial of $430 million and $500 million, respectively. IDS Life expects to continue to maintain adequate capital to meet internal and external RBC requirements.

FUNDING STRATEGY
At December 31, 2005 and 2004, IDS Life had outstanding reverse repurchase agreements totaling $25.0 million and $47.0 million, respectively. The reverse repurchase agreements are used strictly as short-term sources of funds.

CONTRACTUAL COMMITMENTS
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations of IDS Life. Payments due by period as of December 31, 2005 are as follows:

                                                                          Payments due in year ending
----------------------------------------------------------------------------------------------------------------------------------
(Millions)                                          Total             2006           2007-            2009-            2011 and
                                                                                      2008             2010           thereafter
----------------------------------------------------------------------------------------------------------------------------------
    Insurance and annuities (1)           $           53,467   $      3,715   $       7,264    $        6,859   $         35,629
----------------------------------------------------------------------------------------------------------------------------------

(1) These scheduled payments are represented by reserves of approximately $32 billion at December 31, 2005 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

OFF-BALANCE SHEET ARRANGEMENTS

Consolidated Variable Interest Entities
Assets consolidated as a result of the December 31, 2003 adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised (FIN 46) were $907 million. The consolidated assets consisted of $834 million of cash and $73 million of derivatives, essentially all of which were restricted. The effect of consolidating these assets on IDS Life's balance sheet was offset by IDS Life's previously recorded carrying values of its investment in such structures, which totaled $673 million, and $166 million of newly consolidated liabilities.

The consolidation of FIN 46-related entities resulted in a cumulative effect of accounting change that increased 2003 net income through a non-cash gain of $44.5 million ($68.4 million pretax) related to the consolidation of three SLTs. The initial gain related to the application of FIN 46 for the SLTs had no cash flow effect on IDS Life. One SLT was liquidated in 2004, resulting in a cumulative net pretax charge of $24.2 million during the year ended December 31, 2004 and the other two SLTs were liquidated in 2004 and 2005 resulting in a $3.7 million pretax charge in 2004 and a $13.9 million pretax gain in 2005. There is no remaining exposure related to these SLTs as of December 31, 2005.

Retained Interest in Assets Transferred to Unconsolidated Entities
In 2001, IDS Life placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $675.3 million, into a securitization trust. In return, IDS Life received $89.5 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $585.8 million. During the second quarter of 2005, IDS Life sold all of its retained interest in the CDO-related securitization trust and realized a net pretax gain of $24.9 million. The carrying value of this retained interest was $526.2 million at December 31, 2004, of which $389.9 million was considered investment grade.

CONTINGENT LIQUIDITY PLANNING
Ameriprise Financial has developed a contingent funding plan that enables IDS Life to meet client obligations during periods in which its clients elect to withdraw funds from their annuity and insurance contracts. Ameriprise Financial designed this plan to allow IDS Life to meet these client withdrawals by selling or obtaining financing, through repurchase agreements, of portions of its investment securities portfolio.

RISK MANAGEMENT

In accordance with regulatory investment guidelines, IDS Life Insurance Company and its subsidiaries, through their respective boards of directors or board of directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

IDS Life has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuities. As part of this approach, IDS Life develops specific investment guidelines that are designed to optimize trade offs between risk and return and help ensure IDS Life is able to support future benefit payments under its insurance and annuity obligations. These same objectives must be consistent with management's overall investment objectives for the general account investment portfolio.

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

As part of IDS Life's investment process, management, with the assistance of its investment advisors, conducts a quarterly review of investment performance. The review process conducted by IDS Life's Investment Committee involves the review of certain invested assets which the committee evaluates to determine whether or not any investments are other-than-temporarily impaired and/or which specific interest earning investments should be put on an interest non-accrual basis.

IDS Life has two principal components of market risk: interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. IDS Life manages interest rate risk through the use of a variety of tools that include modifying the maturities of investments supporting its fixed annuities and insurance products. Additionally, IDS Life enters into derivative financial instruments, such as interest rate swaps, caps, floors and swaptions, which change the interest rate characteristics of client liabilities or investment assets. Because certain of its investment activities are impacted by the value of its managed equity-based portfolios, from time to time IDS Life enters into risk management strategies that may include the use of equity derivative financial instruments, such as equity options, to mitigate its exposure to volatility in the equity markets.

INTEREST RATE RISK
Interest rate exposures arise primarily with respect to the fixed account portion of IDS Life's annuity and insurance products and its investment portfolio. Such client liabilities and investment assets generally do not create naturally offsetting positions as it relates to basis, repricing or maturity characteristics. Rates credited to clients' accounts generally reset at shorter intervals than the yield on underlying investments. Further, the expected maturities on the investment assets may not align with the surrender or other benefit payments from fixed annuity and insurance products. Therefore, IDS Life's interest spread margins are affected by changes in the general level of interest rates. The extent to which the level of interest rates affects spread margins is managed primarily by a combination of modifying the maturity structure of the investment portfolio to more closely align with the client liability maturities, and the use of derivative financial instruments to modify the interest rate risk characteristics associated with certain client liabilities and investment assets.

IDS Life has entered into swaptions or other interest floors and caps to mitigate the impact of increasing interest rates related to the forecasted interest payments of future annuity sales to clients. Such annuities generally contain fixed interest rate provisions, which are set at the time of the future issuance, and impact the total interest payment cash flows related to the annuities. Therefore, this strategy allows IDS Life to "lock in" interest rate risk associated with the forecasted annuity sale cash flows at a specified market rate in the event that interest rates rise but not "lock in" the interest rate risk in the event that interest rates decline. The total notional of derivatives outstanding under this risk management strategy was $1.2 billion as of December 31, 2005 and 2004. The total fair value of these derivative financial instruments was $8.4 million and $27.3 million as of December 31, 2005 and 2004, respectively. IDS Life recognized $1.8 million of losses in the Consolidated Statements of Income for the year ended December 31, 2005. No losses were recognized for the years ended December 31, 2004 and 2003, respectively. No cash was paid for the years ended December 31, 2005 and 2004. Total cash paid was $71.8 million for the year ended December 31, 2003.

The negative effect on IDS Life's pretax earnings of a 100 basis point increase in interest rates, which assumes repricings and client behavior based on the application of proprietary models, to the book of business for years ended December 31, 2005 and 2004 would be approximately $27.4 million and $15.5 million, respectively.

EQUITY MARKET RISK
IDS Life has three primary exposures to the general level of equity markets. One exposure is that IDS Life earns fees from variable annuity and variable life insurance products. The amount of fees is generally based on the value of the portfolios, and thus is subject to fluctuation with the general level of equity market values. To reduce the sensitivity of IDS Life's fee revenues to the general performance of equity markets, IDS Life may from time to time enter into various combinations of financial instruments such as equity market put and collar options that mitigate the negative effect on fees that would result from a decline in the equity markets.

The second exposure is the equity risk related to certain annuity products that pay interest based upon the relative change in the S&P 500 index. IDS Life enters into options and futures contracts to economically hedge this risk. These products generally have rates that are paid to clients based on equity market performance, with minimum guarantees. The minimum guarantees are provided by a portfolio of fixed income securities, while the equity based return is provided by a portfolio of equity options and futures constructed to replicate the return to the contractholder.

Finally, although IDS Life currently bears all risk related to GMDB, GMIB and GMAB, IDS Life hedges its GMWB risk using structured option contracts which are designed to mitigate economic risk and its exposure to income statement volatility. Such annuities, which were first introduced in 2004, typically have account values that are based on an underlying portfolio of mutual funds which fluctuate based on equity market performance. The GMWB guarantees that over a period no shorter than 14 years the client can withdraw an amount equal to what has been paid into the contract, regardless of the performance of the underlying funds. This option is an embedded derivative that is accounted for at fair value, with changes in fair value recorded through earnings. To economically hedge these changes in market value, IDS Life may pursue a portfolio of equity future contracts constructed to offset a portion of the changes in the option mark-to-market.

For all of IDS Life's economic equity risk hedges, the total notional of derivatives outstanding under this risk management strategy was $854.1 million and $261.0 million as of December 31, 2005 and 2004, respectively. The total net fair value of these derivative financial instruments was $123.8 million and $26.9 million as of December 31, 2005 and 2004, respectively. The total amounts recognized in the Consolidated Statements of Income for these contracts were $9.1 million, $4.0 million and $7.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cash
(paid)/received related to these derivative financial instruments totaled $(87.8) million, $4.4 million and $(3.1) million for the years ended December 31, 2005, 2004 and 2003, respectively.

The negative effect on IDS Life's pretax earnings of a 10% decline in equity markets would be approximately $51.3 million and $38.8 million based on annuity and insurance business in force and index options as of December 31, 2005 and 2004, respectively.

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS
As described previously, various aspects of IDS Life's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of GMDB, GMWB, GMIB and GMAB, asset management fees, and mortality and expense risk and other fees. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement costs, incurred amounts under GMDB, GMWB, GMIB and GMAB and asset management fees and mortality and expense risk and other fees and correspondingly affect results of operations in any particular period.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to IDS Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact IDS Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation and outsourcing (including, among others, technologies operations); the ability to control and manage operating infrastructure, advertising and promotion expenses as business expands or changes; a downturn in IDS Life's businesses and/or negative changes in IDS Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; IDS Life's ability to improve investment performance, including attracting and retaining high-quality personnel, and reduce outflows of invested funds; IDS Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by IDS Life, and other fees received based on the value of those assets; IDS Life's ability to recover DAC, as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; the level of GMDB or living benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; IDS Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact IDS Life's borrowing costs, return on lending products and spreads in the insurance and annuity products; accuracy of estimates for the fair value of the assets in IDS Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on IDS Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; successfully cross-selling insurance and annuity products and services to Ameriprise Financial's customer base; lower than anticipated spreads in the insurance and annuity business; the type and the value of certain benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of the separation of Ameriprise Financial from American Express; the impact of reinsurance rates and the availability and adequacy of reinsurance; and competitive pressures in IDS Life's business. See "Item 1A-Risk Factors" for further discussion of risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.       Financial Statements.

See Index to Financial Statements at page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

IDS Life's Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003 have been audited by Ernst & Young LLP, IDS Life's independent registered public accounting firm.

Through 2004, Ernst & Young LLP provided audit services to IDS Life as part of the audit services it provided to American Express. In 2004, the Audit Committee of American Express' Board of Directors determined to request proposals from auditing firms for their 2005 audit. This request was made pursuant to the American Express Audit Committee charter, which requires a detailed review of the outside audit firm at least every ten years. At a meeting held on November 22, 2004, the American Express Audit Committee approved the future engagement of PricewaterhouseCoopers LLP as independent registered public accountants for the fiscal year ending December 31, 2005 and dismissed Ernst & Young LLP for the 2005 fiscal year. This decision also applied to IDS Life. Ernst & Young LLP continued as auditors of American Express and IDS Life for the year ended December 31, 2004.

Ernst & Young LLP's reports on IDS Life's Consolidated Financial Statements for the fiscal years ended December 31, 2004 and 2003, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of IDS Life's Consolidated Financial Statements for each of the two fiscal years ended December 31, 2004 and 2003, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. During the two most recent fiscal years and subsequent interim period proceeding the dismissal of Ernst & Young LLP, there were no "reportable events" (as defined in Regulation S-K, Item 304(a)(1)(v)).

In connection with the Separation and Distribution from American Express, on February 18, 2005, the Audit Committee of the Board of Directors of American Express dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP to be the independent registered public accountants of IDS Life for the year ended December 31, 2005. PricewaterhouseCoopers LLP continues as the independent registered public accountants for the Consolidated Financial Statements of American Express for the 2005 fiscal year.

PricewaterhouseCoopers LLP did not issue any report on IDS Life's Consolidated Financial Statements for either of the past two years. During the period from November 22, 2004 and through February 18, 2005, there were no disagreements between IDS Life and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in their report. There have been no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, during the period between November 22, 2004 to February 18, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

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

IDS Life's management, with the participation of IDS Life's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of IDS Life's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, IDS Life's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, IDS Life's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
American Express has historically provided a variety of corporate and other support services for IDS Life, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express will continue to provide IDS Life with many of these services pursuant to a transition services agreement for a transition period of up to two years following the Distribution. IDS Life is now relying upon American Express as a third party to perform these services, many of which may impact its financial reporting processes. During this transition there have been some changes in personnel and in relative responsibility for oversight of the processes. IDS Life considers this a material change in internal control over financial reporting.

Other than the changes mentioned above, no other changes in IDS Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates have materially affected, or are reasonably likely to materially affect, IDS Life's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

                                  PART III
                                  --------

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors of American Express has appointed Ernst & Young LLP (Ernst & Young) as independent auditors to audit the Consolidated Financial Statements of IDS Life for the years ended December 31, 2005 and 2004.

FEES PAID TO THE REGISTRANT'S INDEPENDENT AUDITOR
The following table presents fees for professional services rendered by Ernst & Young for the audit of IDS Life's financial statements for the years ended December 31, 2005 and 2004 and other fees billed for other services rendered by Ernst & Young during those periods.

Thousands                                                                     2005                2004
---------------------------------------------------------------------------------------------------------------
Audit Fees (1)                                                          $           1,423   $           1,434
Tax Fees (2)                                                                            -                   -
All Other Fees (3)                                                                      -                   -
---------------------------------------------------------------------------------------------------------------
Total                                                                   $           1,423   $           1,434
===============================================================================================================

(1) Audit fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.
(2) Tax fees included all services performed by the independent auditor's tax personnel.
(3) All other fees included miscellaneous out-of-pocket expenses.

POLICY ON PRE-APPROVAL OF SERVICES PROVIDED BY INDEPENDENT AUDITOR
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by Ernst & Young for IDS Life require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of Ernst & Young for services to IDS Life of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services.

In 2005, 100% of the services provided by Ernst & Young for IDS Life were pre-approved by the Audit Committee of American Express prior to the Distribution and, thereafter, by the Audit Committee of Ameriprise Financial.

                                   PART IV
                                   -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) (1)      Financial Statements

         See Index to Financial Statements on page F-1 hereof.

         (2)      Financial Statement Schedules

         See Index to Financial Statements on page F-1 hereof.
         All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements or is not required. Therefore, all schedules have been omitted.

         (3)      Exhibits

         See Exhibit Index on pages E-1 through E-3 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IDS LIFE INSURANCE COMPANY
                                 Registrant


March 9, 2006                  By  /s/ Mark E. Schwarzmann
-------------                      ------------------------------------------
Date                               Mark E. Schwarzmann, Chairman
                                   of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2006                      /s/ Gumer C. Alvero
-------------                      ---------------------------------------------
Date                               Gumer C. Alvero, Director and Executive
                                   Vice President - Annuities

March 9, 2006                      /s/ Timothy V. Bechtold
-------------                      ---------------------------------------------
Date                               Timothy V. Bechtold, Director and President

March 9, 2006                      /s/ Arthur H. Berman
-------------                      ---------------------------------------------
Date                               Arthur H. Berman, Director

March 9, 2006                      /s/ Brian J. McGrane
-------------                      ---------------------------------------------
Date                               Brian J. McGrane, Director, Executive Vice
                                   President and Chief Financial Officer

March 9, 2006                      /s/ David K. Stewart
-------------                      ---------------------------------------------
Date                               David K. Stewart, Vice President and
                                   Controller

March 9, 2006                      /s/ Kevin E. Palmer
-------------                      ---------------------------------------------
Date                               Kevin E. Palmer, Director, Vice President and
                                   Chief Actuary

March 9, 2006                      /s/ Mark E. Schwarzmann
-------------                      ---------------------------------------------
Date                               Mark E. Schwarzmann, Director, Chairman
                                   of the Board and Chief Executive Officer

                                            IDS LIFE INSURANCE COMPANY
                                           INDEX TO FINANCIAL STATEMENTS
                        COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                                   (ITEM 14 (a))





                                                                                                       Page Number
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                    F-2

Consolidated Balance Sheets at December 31, 2005 and 2004                                                  F-3

Consolidated Statements of Income for each of the three years ended
December 31, 2005, 2004 and 2003                                                                           F-4

Consolidated Statements of Cash Flows for each of the three years
ended December 31, 2005, 2004 and 2003                                                                  F-5 to F-6

Consolidated Statements of Stockholder's Equity for each of the three
years ended December 31, 2005, 2004 and 2003                                                               F-7

Notes to Consolidated Financial Statements                                                             F-8 to F-38



SCHEDULES:
All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and notes thereto or is not required. Therefore, all schedules have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors
IDS Life Insurance Company

We have audited the accompanying Consolidated Balance Sheets of IDS Life Insurance Company (a wholly-owned subsidiary of Ameriprise Financial, Inc.) as of December 31, 2005 and 2004, and the related Consolidated Statements of Income, Stockholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of IDS Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS Life Insurance Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 2004 IDS Life Insurance Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" and in 2003 adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 (revised December
2003), "Consolidation of Variable Interest Entities."



/s/ Ernst & Young LLP
Minneapolis, Minnesota
February 27, 2006

                                                   IDS LIFE INSURANCE COMPANY
                                                   CONSOLIDATED BALANCE SHEETS
                                                          December 31,
                                                 (Thousands, except share data)

                                                                                                 2005                 2004
                                                                                         ------------------    -----------------
ASSETS
Investments:
Available-for-Sale:
   Fixed maturities, at fair value (amortized cost: 2005, $27,817,021; 2004,
     $27,400,640)                                                                        $   27,753,174        $  28,131,195
   Preferred and common stocks, at fair value (cost: 2005, $13; 2004, $30,019)                       21               31,256
Mortgage loans on real estate, at cost (less allowance for loan losses: 2005, $41,347;
   2004, $45,347)                                                                             2,842,362            2,923,542
Policy loans                                                                                    605,212              588,574
Trading securities and other investments                                                        547,668              802,096
                                                                                         ------------------    -----------------
         Total investments                                                                   31,748,437           32,476,663

Cash and cash equivalents                                                                       233,589              131,427
Restricted cash                                                                                       -              535,821
Reinsurance recoverables                                                                        982,521              876,408
Amounts due from brokers                                                                          4,166                7,109
Other accounts receivable                                                                        62,930               52,527
Accrued investment income                                                                       328,567              351,522
Deferred policy acquisition costs                                                             4,035,879            3,637,956
Deferred sales inducement costs                                                                 370,166              302,997
Other assets                                                                                    220,371              186,003
Separate account assets                                                                      37,929,960           32,454,032
                                                                                         ------------------    -----------------

Total assets                                                                             $   75,916,586       $   71,012,465
                                                                                         ==================    =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Future policy benefits:
   Fixed annuities                                                                       $   26,126,068        $  26,978,596
   Variable annuity guarantees                                                                   29,550               32,955
   Universal life insurance                                                                   3,711,628            3,689,639
   Traditional life insurance                                                                   298,479              271,516
   Disability income and long-term care insurance                                             2,145,969            1,942,656
Policy claims and other policyholders' funds                                                     90,233               69,884
Amounts due to brokers                                                                           31,772              162,609
Deferred income taxes, net                                                                        9,099              141,202
Other liabilities                                                                               381,938              363,821
Separate account liabilities                                                                 37,929,960           32,454,032
                                                                                         ------------------    -----------------
         Total liabilities                                                                   70,754,696           66,106,910
                                                                                         ------------------    -----------------

Stockholder's equity:
   Capital stock, $30 par value;
    100,000 shares authorized, issued and outstanding                                             3,000                3,000
   Additional paid-in capital                                                                 2,020,388            1,370,388
   Retained earnings                                                                          3,269,206            3,190,474
   Accumulated other comprehensive (loss) income, net of tax:
     Net unrealized securities (losses) gains                                                   (90,632)             370,615
     Net unrealized derivative losses                                                           (40,072)             (28,922)
                                                                                         ------------------    -----------------
   Total accumulated other comprehensive (loss) income                                         (130,704)             341,693
                                                                                         ------------------    ------------------
         Total stockholder's equity                                                           5,161,890            4,905,555
                                                                                         ------------------    -----------------

Total liabilities and stockholder's equity                                               $   75,916,586        $  71,012,465
                                                                                         ==================    =================

See Notes to Consolidated Financial Statements.

                                                   IDS LIFE INSURANCE COMPANY
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                    Years ended December 31,
                                                           (Thousands)

                                                                      2005                   2004                   2003
                                                              -------------------    --------------------   -------------------
REVENUES
   Premiums:
     Traditional life insurance                               $          74,751      $         68,335       $           64,890
     Disability income and long-term care insurance                     295,084               283,608                  284,111
                                                              -------------------    --------------------   -------------------

         Total premiums                                                 369,835               351,943                  349,001

   Net investment income                                              1,791,324             1,777,446                1,705,185
   Contractholder and policyholder charges                              577,159               554,344                  530,190
   Mortality and expense risk and other fees                            488,633               430,320                  390,516
   Net realized gain on investments                                      48,296                27,292                    4,445
                                                              -------------------    --------------------   -------------------

         Total revenues                                               3,275,247             3,141,345                2,979,337
                                                              -------------------    --------------------   -------------------

BENEFITS AND EXPENSES
   Death and other benefits:
     Traditional life insurance                                          41,550                36,843                   38,870
     Investment contracts and universal life-type insurance             232,816               227,664                  209,065
     Disability income and long-term care insurance                      75,864                67,261                   57,339
   Increase (decrease) in liabilities for future policy
     benefits:
     Traditional life insurance                                           4,638                 1,381                   (2,401)
     Disability income and long-term care insurance                     141,286               123,289                  142,532
   Interest credited to account values                                1,110,425             1,127,875                1,242,020
   Amortization of deferred policy acquisition costs                    315,882               260,778                  264,308
   Separation costs                                                     121,264                     -                        -
   Other insurance and operating expenses                               591,133               503,872                  453,065
                                                              -------------------    --------------------   -------------------

         Total benefits and expenses                                  2,634,858             2,348,963                2,404,798
                                                              -------------------    --------------------   -------------------

Income before income tax provision and accounting change                640,389               792,382                  574,539
Income tax provision                                                    181,657               226,177                   66,945
                                                              -------------------    --------------------   -------------------

Income before accounting change                                         458,732               566,205                  507,594
Cumulative effect of accounting change, net of tax                            -               (70,568)                  44,463
                                                              -------------------    --------------------   -------------------

Net income                                                    $         458,732      $        495,637       $          552,057
                                                              ===================    ====================   ===================



See Notes to Consolidated Financial Statements.

                                                IDS LIFE INSURANCE COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Years ended December 31,
                                                       (Thousands)

                                                                           2005               2004               2003
                                                                     ---------------    ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $       458,732    $      495,637      $       552,057
Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
  Cumulative effect of accounting change, net of tax                               -            70,568              (44,463)
  Amortization of deferred policy acquisition costs                          315,882           260,778              264,308
  Amortization of deferred sales inducement costs                             40,332            33,825               23,968
  Capitalization of deferred policy acquisition costs                       (632,743)         (533,842)            (516,928)
  Capitalization of deferred sales inducement costs                          (94,319)          (70,860)             (71,839)
  Amortization of premium, net                                                83,152            92,617              160,862
  Deferred income taxes                                                      122,264            70,574              (30,714)
  Policyholder and contractholder charges, non-cash                         (231,503)         (231,611)            (234,098)
  Net realized gain on investments                                           (48,296)          (27,292)              (4,445)
  Net realized gain on trading securities and equity method
     investments in hedge funds                                              (24,037)          (37,460)             (30,400)
Change in operating assets and liabilities:
  Trading securities and equity method investments in hedge funds,
     net                                                                     246,828             6,788             (358,200)
  Future policy benefits for traditional life, disability income
     and long-term care insurance                                            230,276           235,327              265,233
  Policy claims and other policyholders' funds                                20,349             1,973              (17,489)
  Policy loans, excluding universal life-type insurance:
     Repayment                                                                35,996            37,592               43,596
     Issuance                                                                (38,688)          (39,230)             (34,490)
  Reinsurance recoverables                                                  (106,113)         (121,894)            (121,004)
  Other accounts receivable                                                  (10,403)           15,895              (12,177)
  Accrued investment income                                                   22,955             3,852              (64,359)
  Other assets and liabilities, net                                           38,782           (12,765)            (130,066)
                                                                     ---------------    ----------------    ---------------

Net cash provided by (used in) operating activities                  $       429,446    $      250,472      $      (360,648)
                                                                     ---------------    ----------------    ---------------











See Notes to Consolidated Financial Statements.







                                                IDS LIFE INSURANCE COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                                 Years ended December 31,
                                                        (Thousands)

                                                                      2005                2004                 2003
                                                                 ---------------    -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Available-for-Sale securities:
     Sales                                                       $  3,124,154       $     1,603,285      $     12,232,235
     Maturities, sinking fund payments and calls                    2,241,829             1,931,070             4,152,088
     Purchases                                                     (5,780,183)           (4,392,522)          (20,527,995)
  Other investments, excluding policy loans:
     Sales, maturities, sinking fund payments and calls               652,831               690,333               621,163
     Purchases                                                       (542,610)             (402,235)             (438,336)
  Change in amounts due to and from brokers, net                     (127,894)              (71,415)           (3,261,601)
  Change in restricted cash                                           535,821               298,627                     -
                                                                 ---------------    -----------------    -----------------
         Net cash provided by (used in) investing activities          103,948              (342,857)           (7,222,446)
                                                                 ---------------    -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Activity related to investment contracts and universal
     life-type insurance:
     Considerations received                                        1,532,282             2,350,426             4,267,115
     Interest credited to account values                            1,110,425             1,127,875             1,242,020
     Surrenders and other benefits                                 (3,329,993)           (2,715,847)           (2,235,889)
  Universal life-type insurance policy loans:
     Repayment                                                         89,322                84,281                85,760
     Issuance                                                        (103,268)              (93,217)              (81,740)
  Capital contribution from Ameriprise Financial, Inc.                650,000                     -               282,061
  Cash dividend to Ameriprise Financial, Inc.                        (380,000)             (930,000)                    -
                                                                 ---------------    -----------------    -----------------
         Net cash (used in) provided by financing activities         (431,232)             (176,482)            3,559,327
                                                                 ---------------    -----------------    -----------------

  Net increase (decrease) in cash and cash equivalents                102,162              (268,867)           (4,023,767)
  Cash and cash equivalents at beginning of year                      131,427               400,294             4,424,061
                                                                 ---------------    -----------------    -----------------

  Cash and cash equivalents at end of year                       $    233,589       $       131,427      $        400,294
                                                                 ===============    =================    =================

  Supplemental disclosures:
     Income taxes paid                                           $     95,794       $       196,397      $        103,034
     Interest paid on borrowings                                 $        364       $           411      $          2,926
     Non-cash ownership transfer of net assets of American
       Express Corporation to Ameriprise Financial, Inc. in
       2003                                                      $          -       $             -      $        282,061




See Notes to Consolidated Financial Statements.

                                                     IDS LIFE INSURANCE COMPANY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                            For the three years ended December 31, 2005
                                                            (Thousands)

                                                                                                                      Accumulated
                                                                                     Additional                          Other
                                                                       Capital        Paid-in          Retained      Comprehensive
                                                        Total           Stock         Capital          Earnings      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                       $  4,944,251     $    3,000   $     1,088,327   $   3,354,841   $      498,083
Comprehensive income:
    Net income                                           552,057                                          552,057
    Change in unrealized holding losses on
       securities, net                                   (90,695)                                                          (90,695)
    Change in unrealized derivative losses, net           (7,777)                                                           (7,777)
                                                   ----------------
    Total comprehensive income                           453,585
Capital contribution                                     282,061                          282,061
Non-cash dividend of American Express Corporation
    to Ameriprise Financial, Inc.                       (282,061)                                        (282,061)
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2003                       $  5,397,836     $    3,000   $     1,370,388   $   3,624,837   $      399,611
Comprehensive income:
    Net income                                           495,637                                          495,637
    Change in unrealized holding losses on
       securities, net                                   (34,841)                                                          (34,841)
    Change in unrealized derivative losses, net          (23,077)                                                          (23,077)
                                                   ----------------
    Total comprehensive income                           437,719
Cash dividends to Ameriprise Financial, Inc.            (930,000)                                        (930,000)
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2004                       $  4,905,555     $    3,000   $     1,370,388   $   3,190,474   $      341,693
Comprehensive loss:
    Net income                                           458,732                                          458,732
    Change in unrealized holding losses on
       securities, net                                  (461,247)                                                         (461,247)
    Change in unrealized derivative losses, net          (11,150)                                                          (11,150)
                                                   ----------------
    Total comprehensive loss                             (13,665)
Capital contribution from Ameriprise Financial,
   Inc.                                                  650,000                          650,000
Cash dividend to Ameriprise Financial, Inc.             (380,000)                                        (380,000)
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2005                       $  5,161,890     $    3,000   $     2,020,388   $   3,269,206   $     (130,704)
====================================================================================================================================


See Notes to Consolidated Financial Statements.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1. Nature of Business, Basis of Presentation and Summary of Significant
      --------------------------------------------------------------------
      Accounting Policies
      -------------------

     Nature of Business
     IDS Life Insurance Company is a stock life insurance company with four wholly-owned operating subsidiaries: IDS Life Insurance Company of New York, American Partners Life Insurance Company, American Enterprise Life Insurance Company and American Centurion Life Assurance Company. IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. (Ameriprise Financial).

     o IDS Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. IDS Life Insurance Company issues insurance and annuity products.

     o   American Enterprise Life Insurance Company (American Enterprise
         Life) is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life issues fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers. (In past years, American Enterprise Life issued a nominal number of variable universal life contracts.)

     o American Partners Life Insurance Company (American Partners Life) is a stock life insurance company domiciled in Arizona, which holds Certificates of Authority in the District of Columbia and all states except New York and New Hampshire. American Partners Life markets annuity products directly to customers, generally persons holding an American Express(R) Card.

     o IDS Life Insurance Company of New York (IDS Life of New York) is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and North Dakota. IDS Life of New York issues insurance and annuity products.

     o American Centurion Life Assurance Company (American Centurion Life) is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York, Alabama and Delaware. American Centurion Life issues fixed and variable annuity contracts primarily through financial institutions and independent broker-dealers. American Centurion Life also markets annuity products directly, generally to persons holding an American Express(R) Card.

     IDS Life Insurance Company also owns IDS REO 1, LLC, IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments. IDS Life Insurance Company and its seven subsidiaries are referred to collectively in this Form 10-K as "IDS Life".

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005 American Express Company (American Express) announced its intention to pursue the disposition of 100% of its shareholding in what is now Ameriprise Financial (the Separation) through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders (the Distribution). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain separation and Distribution-related expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses incurred and allocated to IDS Life are significant to IDS Life. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs.

     IDS Life's principal products are deferred annuities and universal life insurance which are issued primarily to individuals. It offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. IDS Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, IDS Life has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on an increase in a broad-based stock market index. IDS Life also offers variable annuities, including the RiverSource Retirement Advisor Advantage Plus(SM) Variable Annuity and the RiverSource Retirement Advisor Select Plus(SM) Variable Annuity. Life insurance products currently offered by IDS Life include universal life (fixed and variable, single life and joint life), single premium life, whole life and term products. Waiver of premium and accidental death benefit riders are generally available with these life insurance products. IDS Life also markets disability income (DI) insurance. Although IDS Life discontinued issuance of long-term care (LTC) insurance at the end of 2002, IDS Life retains risk on a large block of existing contracts, 50% of which are reinsured. In May 2003, IDS Life began outsourcing claims administration.

     Under IDS Life's variable life insurance and variable annuity products described above, the purchaser may choose among investment options that include IDS Life's "general account" as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

     Basis of Presentation
     The accompanying Consolidated Financial Statements include the accounts of IDS Life Insurance Company, its wholly-owned subsidiaries and certain variable interest entities (VIEs). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying Consolidated Financial Statements have been prepared in conformity with United States generally accepted accounting principles (GAAP) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as described in Note 7. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Principles of Consolidation
     IDS Life consolidates all non-variable interest entities in which it holds a greater than 50% voting interest, except for immaterial seed money investments in separate accounts, which are accounted for as trading securities. Entities in which IDS Life holds a greater than 20% but less than 50% voting interest are accounted for under the equity method. Additionally, other investments in hedge funds in which IDS Life holds an interest that is less than 50% are accounted for under the equity method. All other investments are accounted for under the cost method where IDS Life owns less than a 20% voting interest and does not exercise significant influence, or as Available-for-Sale securities, as applicable.

     IDS Life also consolidates all VIEs for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised (FIN 46). The determination as to whether an entity is a VIE is based on the amount and characteristics of the entity's equity. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest for which it is deemed to be the primary beneficiary, which means that it will absorb a majority of the VIEs expected losses, receive a majority of the VIEs expected residual return, or both. IDS Life liquidated its interest in all consolidated VIEs during 2004 and 2005 resulting in no consolidated VIEs as of December 31, 2005.

     Qualifying Special Purpose Entities (QSPEs) under Statement of Financial Accounting Standard (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated. Such QSPEs include a securitization trust containing a majority of its rated collateralized debt obligations
     (CDOs), as described in Note 2. IDS Life sold all of its retained interest in this securitization trust in 2005.

     BALANCE SHEET

     INVESTMENTS
     Investments consist of the following:

     Available-for-Sale Securities
     Available-for-Sale securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive income (loss) within equity, net of income tax provision (benefit) and net of adjustments in asset and liability balances, such as deferred policy acquisition costs (DAC), to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet date. Gains and losses are recognized in results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. IDS Life also considers the extent to which amortized cost exceeds fair value, the duration of that difference, and management's judgment about the issuer's current and prospective financial condition, as well as its ability and intent to hold until recovery. Other-than-temporary impairment charges are recorded in net realized gains (losses) on investments within the Consolidated Statements of Income. Fair value is generally based on quoted market prices.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Mortgage Loans on Real Estate, Net
     Mortgage loans on real estate reflect principal amounts outstanding less allowance for mortgage loan losses. The allowance for mortgage loan losses is measured as the excess of the loan's recorded investment over the present value of its expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. Additionally, the level of the allowance for mortgage loan losses considers other factors, including historical experience and current economic and political conditions. Management regularly evaluates the adequacy of the allowance for mortgage loan losses and believes it is adequate to absorb estimated losses in the portfolio.

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

     Trading Securities and Other Investments
     Included in trading securities and other investments are hedge fund investments, separate account seed money, syndicated loans and real estate. Separate account seed money is carried at fair market value with changes in value recognized in the Consolidated Statements of Income within net investment income. The carrying value of equity method investments in hedge funds reflects IDS Life's original investment and its share of earnings or losses of the hedge funds subsequent to the date of investment, and approximate fair value. Syndicated loans reflect amortized cost less allowance for losses. Real estate investments reflect properties acquired in satisfaction of debt and are carried at the lower of cost or the property's net realizable value.

     CASH AND CASH EQUIVALENTS
     IDS Life has defined cash equivalents to include highly liquid investments with original maturities of 90 days or less.

     RESTRICTED CASH
     As a result of the adoption of FIN 46 in 2003, IDS Life consolidated restricted cash held by secured loan trusts (SLTs) where such cash cannot be utilized for operations. The SLTs were liquidated in 2004 and 2005.

     REINSURANCE
     IDS Life reinsures a portion of the insurance risks associated with its life and LTC insurance products through reinsurance agreements with unaffiliated insurance companies. Reinsurance is used in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. IDS Life evaluates the financial condition of reinsurers to manage its exposure to significant losses from reinsurer insolvencies. IDS Life remains primarily liable as the direct insurer on all risks reinsured.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Generally, IDS Life reinsures 90% of the death benefit liability related to fixed and variable universal life and term life insurance products. IDS Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for variable and universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels. The maximum amount of life insurance risk retained by IDS Life is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing LTC policies, IDS Life retained 50% of the risk and the remaining 50% of the risk was ceded to General Electric Capital Assurance Company. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis. Risk on recent term life and LTC policies is reinsured on a coinsurance basis.

     IDS Life retains all risk for new claims on DI contracts. Risk is currently managed by limiting the amount of disability insurance written on any one individual. IDS Life also retains all accidental death benefit and waiver of premium risk.

     DEFERRED POLICY ACQUISITION COSTS
     DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and life, DI and LTC insurance products. These costs are deferred to the extent they are recoverable from future profits. For annuity and insurance products, DAC is amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of product interest margins depending on the product's characteristics.

     For IDS Life's annuity and insurance products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality and morbidity rates, persistency, maintenance expense levels and customer asset value growth rates for variable products. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a quarterly basis.

     Management monitors other principal DAC assumptions, such as interest margin, mortality and morbidity rates, persistency and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     DEFERRED SALES INDUCEMENT COSTS
     Deferred sales inducement costs (DSIC) consist of bonus interest credits and deposit credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. These costs were previously included in DAC and were reclassified as part of the adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

     DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
     Derivative instruments are classified on the Consolidated Balance Sheets at fair value within other assets or liabilities. The fair value of IDS Life's derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. In certain instances, the fair value includes structuring costs incurred at the inception of the transaction. The accounting for the change in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.

     For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are recorded in accumulated other comprehensive income
     (loss) and reclassified into earnings when the hedged item or transactions impact earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported currently in earnings as a component of net investment income. If a hedge is no longer designated or is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized into earnings immediately.

     Derivative financial instruments that are entered into for hedging purposes are designated as such at the time that IDS Life enters into the contract. For all derivative financial instruments that are designated for hedging activities, IDS Life formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. IDS Life formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, IDS Life will discontinue the application of hedge accounting. See Note 10 for information regarding the cash flow hedges used by IDS Life.

     IDS Life currently has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). For derivative financial instruments that do not qualify for hedge accounting, or are not designated under SFAS 133 as hedges, changes in fair value are reported in current period earnings generally as a component of net investment income. See the "Derivatives Not Designated as Hedges" section of Note 10 which describes the types of economic hedges used by IDS Life.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     SEPARATE ACCOUNT ASSETS AND LIABILITIES
     Separate account assets and liabilities are funds held for exclusive benefit of variable annuity contractholders and variable life insurance policyholders. IDS Life receives mortality and expense risk and other fees, including payments from its affiliate, RiverSource Investments, LLC for providing certain sponsor and related servicing activity, which are based on asset levels, guaranteed minimum death benefit (GMDB) fees and cost of insurance charges from the related accounts. In addition, IDS Life also receives marketing and administrative support payments from the affiliates of other companies' funds included as investment options in its variable annuity and variable life insurance products, which vary based on the level of variable assets. Prior to the fourth quarter of 2003, these fees included investment advisory fees as IDS Life served as the investment manager for affiliate variable portfolio mutual funds. In the fourth quarter of 2003, Ameriprise Financial replaced IDS Life as the investment manager and assumed these duties for the mutual funds and retained IDS Life to provide underlying sponsor and related services. At that time, IDS Life began receiving internal allocation fees from Ameriprise Financial as compensation for providing these non-investment advisory services. In the fourth quarter of 2005, RiverSource Investments, LLC replaced Ameriprise Financial as the investment manager. As a result, IDS Life now receives internal allocation payments as compensation from RiverSource Investments, LLC for providing these non-investment advisory services.

     IDS Life provides contractual mortality assurances to variable annuity contractholders that the net assets of the separate accounts will not be affected by future variations in the actual life expectancy experience of the annuitants and beneficiaries from the mortality assumptions implicit in the annuity contracts. IDS Life makes periodic fund transfers to, or withdrawals from, the separate account assets for such actuarial adjustments for variable annuities that are in the benefit payment period. IDS Life also guarantees that the rates at which administrative charges are deducted from contract funds will not exceed contractual maximums.

     For variable life insurance, IDS Life guarantees that the rates at which insurance charges and administrative charges are deducted from contract funds will not exceed contractual maximums.

     LIABILITIES FOR FUTURE POLICY BENEFITS AND CLAIMS

     Fixed Annuities and Variable Annuity Guarantees
     Liabilities for fixed and variable deferred annuities are equal to accumulation values which are the cumulative gross deposits, credited interest and fund performance less withdrawals and mortality and expense risk charges.

     The majority of the variable annuity contracts offered by IDS Life contain GMDB provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. IDS Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings. These are referred to as gain gross-up (GGU) benefits. In addition, IDS Life offers contracts containing guaranteed minimum withdrawal benefit
     (GMWB), guaranteed minimum income benefit (GMIB) and guaranteed minimum accumulation benefit (GMAB) provisions.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Effective January 1, 2004, liabilities for GMDB, GGU and GMIB benefits have been established under SOP 03-1. Actuarial models to simulate various equity market scenarios are used to project these benefits and contract assessments and include making significant assumptions related to customer asset value growth rates, mortality, persistency and investment margins. These assumptions, as well as their periodic review by management, are consistent with those used for DAC purposes. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. See the "Recently Issued Accounting Standards" section below and Note 5 for more information about these guaranteed benefits.

     GMWB and GMAB provisions are considered embedded derivatives under SFAS 133 and, accordingly, are carried at fair value within future policy benefits for variable annuity guarantees on the Consolidated Balance Sheets. The fair value of these embedded derivatives is based on the present value of future benefits less applicable fees charged for the provision. Changes in fair value are reflected in death and other benefits for investment contracts and universal life-type insurance within the Consolidated Statements of Income.

     Liabilities for equity indexed deferred annuities issued in 1999 or later are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options. Liabilities for equity indexed deferred annuities issued before 1999 are equal to the present value of guaranteed benefits and the intrinsic value of index-based benefits. Accounting for equity indexed deferred annuities issued before 1999 differs from those issued in 1999 and later due to the treatment of embedded equity options within the contracts. Embedded equity options are considered embedded derivatives under SFAS 133. However, SFAS 133 allowed companies to elect whether to separately account for embedded derivatives which are part of contracts issued prior to January 1, 1999. IDS Life elected not to separately account for embedded derivatives related to contacts issued prior to January 1, 1999.

     Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2005, depending on year of issue, with an average rate of approximately 6.0%.

     Life, Disability Income and Long-Term Care Policies
     Liabilities for insurance claims that have been reported but have not yet been paid (unpaid claim liabilities) are equal to the death benefits payable under the policies. For DI and LTC claims, unpaid claim liabilities are equal to benefit amounts due and accrued including the expense of reviewing claims and making benefit payment determinations. Liabilities for claims that have been incurred but not reported are estimated based on periodic analysis of the actual lag between when a claim occurs and when it is reported. Where applicable, amounts recoverable from other insurers who share in the risk of the products offered (reinsurers) are separately recorded as receivables.

     Liabilities for fixed and variable universal life insurance are equal to accumulation values which are the cumulative gross deposits, credited interest, and fund performance less withdrawals and mortality and expense risk charges. Liabilities for future benefits on term and whole life insurance are based on the net level premium method, using anticipated premium payments, mortality rates, policy persistency and interest rates earned on the assets supporting the liability. Anticipated mortality rates are based on established industry mortality tables, with modifications based on IDS Life's experience. Anticipated policy premium payments and persistency rates vary by policy form, issue age and policy duration. Anticipated interest rates range from 4% to 10% at December 31, 2005, depending on policy form, issue year and policy duration. IDS Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers' earnings.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Liabilities for future policy benefits include both policy reserves and claim reserves on DI and LTC products. Policy reserves are the amounts needed to meet obligations for future claims and are based on the net level premium method, using anticipated premium payments and morbidity, mortality, policy persistency and discount rates. Anticipated morbidity and mortality rates are based on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for DI policies, occupation class. Anticipated discount rates for DI policy reserves are 7.5% at policy issue and grade to 5% over 5 years. Anticipated discount rates for LTC policy reserves are currently 5.3% at December 31, 2005 grading up to 9.4% over 40 years.

     Claim reserves on DI and LTC products are the amounts needed to meet obligations for continuing claim payments on already incurred claims. Claim reserves are calculated based on claim continuance tables which estimate the likelihood that an individual will continue to be eligible for benefits and anticipated interest rates earned on assets supporting the reserves. Anticipated claim continuance rates are based on established industry tables. Anticipated interest rates for claim reserves for both DI and LTC range from 3.0% to 8.0% at December 31, 2005, with an average rate of approximately 4.9%.

     REVENUES AND EXPENSES

     IDS Life's principal sources of revenue include premium revenues, net investment income, contractholder and policyholder charges and mortality and expense risk and other fees.

     Premium Revenues
     Premium revenues include premiums on traditional life, DI and LTC insurance products. Such premiums are recognized as revenue when due.

     Net Investment Income
     Net investment income predominantly consists of interest income earned on fixed maturity securities classified as Available-for-Sale, mortgage loans on real estate and policy loans, mark-to-market of trading securities and hedges on equity indexed annuities and GMWB, and allocated income from equity method investments in hedge funds. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, excluding structured securities, and mortgage loans on real estate so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

     Contractholder and Policyholder Charges
     Contractholder and policyholder charges include certain charges assessed on annuities and fixed and variable universal life insurance, such as cost of insurance and administrative and surrender charges. Cost of insurance charges on fixed and variable universal life insurance are recognized as revenue when earned, whereas contract charges and surrender charges on annuities and universal and variable universal life insurance are recognized as revenue when collected.

     Mortality and Expense Risk and Other Fees
     Mortality and expense risk and other fees include risk, management and administration fees, which are generated directly and indirectly from IDS Life's separate account assets. IDS Life's management and other fees are generally computed as a contractual rate based on the underlying asset values and are generally received monthly.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Net Realized Gain (Loss) on Investments
     Realized gains and losses are recognized using the specific identification method, on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

     Separation Costs
     During 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to IDS Life that it considered to be a reasonable reflection of separation costs benefiting IDS Life. Separation costs generally consist of allocated financial advisor and employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial.

     Income Taxes
     IDS Life's taxable income is included in the consolidated federal income tax return of American Express through September 30, 2005. IDS Life will file a separate consolidated life insurance company federal income tax return for five tax years following the Distribution including the period October 1, 2005 through December 31, 2005. IDS Life provides for income taxes based on the net amount of income taxes that it expects to pay or receive from various taxing jurisdictions in connection with its operations.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     On November 3, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. IDS Life anticipates the impact of FSP FAS 115-1 and FAS 124-1 on IDS Life's consolidated results of operations and financial condition will not be material.

     In September 2005, the AICPA issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. IDS Life is currently evaluating the impact of SOP 05-1 on IDS Life's consolidated results of operations and financial condition.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154). This statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. IDS Life does not anticipate SFAS 154 will materially impact its Consolidated Financial Statements upon its adoption on January 1, 2006.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In June 2004, the FASB issued FSP No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (SFAS No. 97), Permit or Require Accrual of an Unearned Revenue Liability" (FSP 97-1). The implementation of SOP 03-1 raised a question regarding the interpretation of the requirements of SFAS No. 97 concerning when it is appropriate to record an unearned revenue liability. FSP 97-1 clarifies that SFAS No. 97 is clear in its intent and language, and requires the recognition of an unearned revenue liability for amounts that have been assessed to compensate insurers for services to be performed over future periods. SOP 03-1 describes one situation, when assessments result in profits followed by losses, where an unearned revenue liability is required. SOP 03-1 does not amend SFAS No. 97 or limit the recognition of an unearned revenue liability to the situation described in SOP 03-1. The guidance in FSP 97-1 is effective for financial statements for fiscal periods beginning after June 18, 2004. The adoption of FSP 97-1 did not have a material impact on IDS Life's consolidated results of operations or financial condition.

     In July 2003, the AICPA issued SOP 03-1 effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance on separate account presentation and accounting for interests in separate accounts. Additionally, SOP 03-1 provides clarifying guidance as to the recognition of bonus interest and other sales inducement benefits and the presentation of any deferred amounts in the financial statements. Lastly, SOP 03-1 requires insurance enterprises to establish additional liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Where an additional liability is established, the recognition of this liability will then be considered in amortizing DAC and any DSIC associated with those insurance or annuity contracts.

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced 2004 results by $70.6 million ($108.6 million pretax). The cumulative effect of accounting change consisted of: (i) $42.9 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits ($32.8 million) and from considering these liabilities in valuing DAC and DSIC associated with those contracts ($10.1 million) and (ii) $65.7 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits ($92 million) and from considering these liabilities in valuing DAC associated with those contracts ($26.3 million offset). Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. IDS Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

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

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In January 2003, the FASB issued FIN 46, which addresses consolidation by business enterprises of VIEs and was subsequently revised in December 2003. The VIEs primarily impacted by FIN 46, which IDS Life consolidated as of December 31, 2003, relate to three SLTs, which were managed by an affiliate and partially owned by IDS Life. The consolidation of the three SLTs partially owned by IDS Life and managed by an affiliate, resulted in a cumulative effect of accounting change that increased 2003 net income through a non-cash gain of $44.5 million ($68.4 million pretax). The Company liquidated its interest in all consolidated VIEs during 2004 and 2005. See Note 3 for further discussion of consolidated VIEs.

   2. Investments
      -----------

     AVAILABLE-FOR-SALE SECURITIES

     Available-for-Sale securities at December 31, 2005 are distributed by type as presented below:

     ---------------------------------------------------------------------------------------------------------------------
                                                                         Gross             Gross
                                                   Amortized          Unrealized         Unrealized            Fair
     (Thousands)                                      Cost              Gains              Losses              Value
     ---------------------------------------------------------------------------------------------------------------------
     Fixed maturities:
     Corporate debt securities                 $     13,318,636   $        208,577   $       (198,774)   $    13,328,439
     Mortgage and other asset-backed
       securities                                    10,804,984             45,531           (158,784)        10,691,731
     Foreign corporate bonds and
        obligations                                   3,148,534             67,097            (54,721)         3,160,910
     U.S. Government and agencies obligations           300,337             16,207             (5,282)           311,262
     State and municipal obligations                    114,165              2,756             (3,262)           113,659
     Foreign government bonds and obligations           127,912             16,922               (114)           144,720
     Structured investments(a)                            2,453                  -                  -              2,453
     ---------------------------------------------------------------------------------------------------------------------
     Total fixed maturities                          27,817,021            357,090           (420,937)        27,753,174
     Preferred and common stocks                             13                  8                  -                 21
     ---------------------------------------------------------------------------------------------------------------------
        Total                                  $     27,817,034   $        357,098   $       (420,937)   $    27,753,195
     ---------------------------------------------------------------------------------------------------------------------

     (a) Includes unconsolidated CDOs.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Available-for-Sale securities at December 31, 2004 are distributed by type as presented below:

     ---------------------------------------------------------------------------------------------------------------------
                                                                        Gross              Gross
                                                   Amortized         Unrealized          Unrealized            Fair
     (Thousands)                                      Cost             Gains               Losses              Value
     ---------------------------------------------------------------------------------------------------------------------
     Fixed maturities:
     Corporate debt securities                 $     13,718,138   $        531,970   $        (36,990)   $    14,213,118
     Mortgage and other asset-backed
       securities                                     9,383,868            143,102            (30,487)         9,496,483
     Foreign corporate bonds and
        obligations                                   3,185,592            139,821            (14,178)         3,311,235
     U.S. Government and agencies obligations           330,540             15,181               (513)           345,208
     State and municipal obligations                    114,161              3,493             (2,569)           115,085
     Foreign government bonds and obligations           104,442             15,507               (552)           119,397
     Structured investments(a)                          563,899                  -            (33,230)           530,669
     ---------------------------------------------------------------------------------------------------------------------
     Total fixed maturities                          27,400,640            849,074           (118,519)        28,131,195
     Preferred and common stocks                         30,019              1,237                  -             31,256
     ---------------------------------------------------------------------------------------------------------------------
        Total                                  $     27,430,659   $        850,311   $       (118,519)   $    28,162,451
     ---------------------------------------------------------------------------------------------------------------------

     (a) Includes unconsolidated CDOs.

     At December 31, 2005 and 2004, fixed maturity securities, excluding net unrealized appreciation and depreciation, comprised approximately 87% of IDS Life's total investments. These securities are rated by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's (S&P), except for approximately $1.0 billion of securities at both December 31, 2005 and 2004 which are rated by RiverSource Investments, LLC's internal analysts using criteria similar to Moody's and S&P. Ratings on investment grade securities are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary by rating (excluding net unrealized appreciation and depreciation) on December 31 is as follows:

     Rating                                                                   2005                  2004
     ---------------------------------------------------------------------------------------------------------
     AAA                                                                        40%                   37%
     AA                                                                          6                     3
     A                                                                          20                    22
     BBB                                                                        26                    30
     Below investment grade                                                      8                     8
     ---------------------------------------------------------------------------------------------------------
         Total                                                                 100%                  100%
     ---------------------------------------------------------------------------------------------------------

     At December 31, 2005 and 2004, approximately 47% and 61%, respectively, of the securities rated AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than 10% of stockholder's equity.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005:

     ---------------------------------------------------------------------------------------------------------------------------
     (Thousands)                        Less than 12 months              12 months or more                    Total
     ---------------------------------------------------------------------------------------------------------------------------
                                        Fair         Unrealized         Fair        Unrealized        Fair         Unrealized
     Description of securities:         Value          Losses          Value          Losses          Value          Losses
     ---------------------------------------------------------------------------------------------------------------------------
     Corporate debt securities      $  6,184,289    $  (132,802)    $  1,618,552   $   (65,972)   $  7,802,841    $  (198,774)
     Mortgage and other
         asset-backed securities       6,001,482        (87,558)       2,059,075       (71,226)      8,060,557       (158,784)
     Foreign corporate bonds and
         obligations                   1,203,652        (31,308)         535,393       (23,413)      1,739,045        (54,721)
     U.S. Government and
         agencies obligations            148,584         (3,062)          72,844        (2,220)        221,428         (5,282)
     State and municipal
         obligations                      67,353         (2,589)          14,348          (673)         81,701         (3,262)
     Foreign government bonds
         and obligations                  13,344           (114)               -             -          13,344           (114)
     Structured investments                2,189              -                -             -           2,189              -
     ---------------------------------------------------------------------------------------------------------------------------
         Total                      $ 13,620,893    $  (257,433)    $  4,300,212   $  (163,504)   $ 17,921,105    $  (420,937)
     ---------------------------------------------------------------------------------------------------------------------------

     The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004:

     ------------------------------------------------------------------------------------------------------------------------------
     (Thousands)                         Less than 12 months              12 months or more                     Total
     ------------------------------------------------------------------------------------------------------------------------------
                                        Fair          Unrealized         Fair         Unrealized        Fair          Unrealized
     Description of securities:         Value           Losses           Value          Losses          Value           Losses
     ------------------------------------------------------------------------------------------------------------------------------
     Corporate debt securities      $    2,410,156  $     (20,461)   $      645,898  $   (16,529)  $     3,056,054  $     (36,990)
     Mortgage and other
         asset-backed securities         2,560,175        (17,686)          550,728      (12,801)        3,110,903        (30,487)
     Foreign corporate bonds               641,928         (6,571)          373,312       (7,607)        1,015,240        (14,178)
     U.S. Government and
         agencies obligations              159,904           (498)              533          (15)          160,437           (513)
     State and municipal
         obligations                             -              -            62,454       (2,569)           62,454         (2,569)
     Foreign government bonds
         and obligations                     1,002            (33)            9,008         (519)           10,010           (552)
     Structured investments                      -              -           526,190      (33,230)          526,190        (33,230)
     ------------------------------------------------------------------------------------------------------------------------------
         Total                      $    5,773,165  $     (45,249)   $    2,168,123  $   (73,270)  $     7,941,288  $    (118,519)
     ------------------------------------------------------------------------------------------------------------------------------

     In evaluating potential other-than-temporary impairments, IDS Life considers the extent to which amortized costs exceeds fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following table summarizes the unrealized losses by ratio of fair value to amortized cost as of December 31, 2005:

     (Millions, except
     number of securities)        Less than 12 months                 12 months or more                       Total
     -------------------------------------------------------------------------------------------------------------------------------
                                                    Gross                                Gross                              Gross
     Ratio of Fair Value    Number of    Fair     Unrealized   Number of    Fair       Unrealized   Number of     Fair    Unrealized
     to Amortized Cost      Securities   Value      Losses     Securities   Value        Losses     Securities    Value    Losses
     -------------------------------------------------------------------------------------------------------------------------------
     95% - 100%                645    $   13,200   $   (223)      213      $  3,971    $    (141)       858      $ 17,171 $   (364)
     90% - 95%                  36           340        (22)       24           321          (22)        60           661      (44)
     80% - 90%                   9            81        (12)        3             8           (1)        12            89      (13)
     -------------------------------------------------------------------------------------------------------------------------------
         Total                 690    $   13,621   $   (257)      240      $  4,300    $    (164)       930      $ 17,921 $   (421)
     -------------------------------------------------------------------------------------------------------------------------------

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     A majority of the gross unrealized losses related to corporate debt securities and substantially all of the gross unrealized losses related to mortgage and other asset-backed securities are attributable to changes in interest rates. A portion of the gross unrealized losses particularly related to corporate debt securities is also attributed to credit spreads and specific issuer credit events. As noted in the table above, a significant portion of the unrealized loss relates to securities that have a fair value to amortized cost ratio of 95% or above resulting in an overall 98% ratio of fair value to amortized cost for all securities with an unrealized loss. From an overall perspective, the gross unrealized losses are not concentrated in any individual industries or with any individual securities. However, the securities with a fair value to amortized cost ratio of 80%-90% primarily relate to the auto and paper industries. The largest unrealized loss associated with an individual issuer, excluding GNMA, FNMA and FHLMC mortgage-backed securities, is $6 million. The securities related to this issuer have a fair value to amortized cost ratio of 80%-90% and have been in an unrealized loss position for less than 12 months.

     IDS Life monitors the investments and metrics discussed previously on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairment. See the Investments section of Note 1 for information regarding IDS Life's policy for determining when an investment's decline in value is other-than-temporary. As stated earlier, IDS Life's ongoing monitoring process has revealed that a significant portion of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates. Additionally, IDS Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none are other-than-temporarily impaired at December 31, 2005.

     The change in net unrealized securities gains (losses) recognized in accumulated other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in market value of securities that were held during the period (holding gains (losses)), (ii) gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales and other-than-temporary impairments of Available-for-Sale securities (reclassification of realized (gains) losses) and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC and annuity liabilities to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective consolidated balance sheet dates.

     The following table presents these components of other comprehensive income (loss), net of tax:

     (Thousands)                                                     2005               2004                2003
     -------------------------------------------------------------------------------------------------------------------
     Holding (losses) gains, net of tax of $260,090,
       $22,633, and $44,705, respectively                       $    (483,023)      $      42,034       $    (83,106)
     Reclassification of realized gains, net of tax of
       $18,381, $10,765, and $6,044, respectively                     (34,137)            (19,993)           (11,225)
     DAC, net of tax of $28,372, $3,179 and $1,958,
       respectively                                                    52,690               5,905              3,636
     DSIC, net of tax of $4,614, $3,538, and $0,
       respectively                                                     8,568              (6,571)                 -
     Fixed annuity liabilities, net of tax of $2,878,
       $30,270, and $0, respectively                                   (5,345)            (56,216)                 -
     -------------------------------------------------------------------------------------------------------------------
     Net unrealized securities losses                           $    (461,247)      $     (34,841)      $    (90,695)
     -------------------------------------------------------------------------------------------------------------------

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     The following is a distribution of Available-for-Sale securities by maturity as of December 31, 2005:

                                                                 Amortized               Fair
    (Thousands)                                                    Cost                  Value
    -------------------------------------------------------------------------------------------------
    Due within 1 year                                        $         525,818      $       529,579
    Due after 1 through 5 years                                      4,288,859            4,301,151
    Due after 5 through 10 years                                    11,063,792           11,020,647
    Due after 10 years                                               1,131,115            1,207,613
    -------------------------------------------------------------------------------------------------
                                                                    17,009,584           17,058,990
    Mortgage and other asset-backed securities                      10,804,984           10,691,731
    Structured investments                                               2,453                2,453
    Preferred and common stocks                                             13                   21
    -------------------------------------------------------------------------------------------------
    Total                                                    $      27,817,034      $    27,753,195
    -------------------------------------------------------------------------------------------------

     The expected payments on mortgage and other asset-backed securities and structured investments may not coincide with their contractual maturities. As such, these securities, as well as preferred and common stocks, were not included in the maturities distribution.

     The table below includes sales, maturities, and purchases of investments classified as Available-for-Sale for the years ended December 31:

     (Thousands)                                 2005                    2004                   2003
     --------------------------------------------------------------------------------------------------------
     Sales                                 $       3,124,154      $       1,603,285      $       12,232,235
     Maturities, sinking fund payments
         and calls                         $       2,241,829      $       1,931,070      $        4,152,088
     Purchases                             $       5,780,183      $       4,392,522      $       20,527,995
     --------------------------------------------------------------------------------------------------------

     Included in net realized gains and losses were gross realized gains and losses on sales of securities, as well as other-than-temporary losses on investments, classified as Available-for-Sale, using the specific identification method, as noted in the following table for the years ended December 31:

     (Thousands)                                  2005                   2004                   2003
     ------------------------------------------------------------------------------------------------------
     Gross realized gains from sales        $        107,800       $         48,412      $        255,348
     Gross realized losses from sales       $        (38,602)      $        (17,524)     $       (135,465)
     Other-than-temporary impairments       $        (19,380)      $           (131)     $       (102,614)
     ------------------------------------------------------------------------------------------------------

     The $19.4 million of other-than-temporary impairments in 2005 primarily related to corporate debt securities within the auto industry which were downgraded in 2005 and subsequently deteriorated throughout the year in terms of their fair value to amortized cost ratio. The $102.6 million of other-than-temporary impairments in 2003 consisted of $54.4 million related to corporate debt securities, $40.9 million related to IDS Life's interests in a CDO securitization trust which was sold in 2005 as discussed below, and $7.3 million related to other securities. The other-than-temporary impairments related to corporate debt securities primarily resulted from continued operating difficulties and bankruptcies of certain large airline carriers and the related overall impact on the airline industry. The other-than-temporary impairments related to IDS Life's interests in the CDO securitization trust primarily resulted from defaults associated with a specific CDO within the securitization trust.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     During the second quarter of 2005, IDS Life sold all of its retained interest in the CDO-related securitization trust and realized a net pretax gain of $24.9 million. The carrying value of this retained interest was $526.2 million at December 31, 2004, of which $389.9 million was considered investment grade.

     At December 31, 2005 and 2004, bonds carried at $15.8 million were on deposit with various states as required by law.

     MORTGAGE LOANS ON REAL ESTATE AND SYNDICATED LOANS, NET

     The following is a summary of mortgage loans on real estate and syndicated loans at December 31:

     (Thousands)                                                      2005                         2004
     ------------------------------------------------------------------------------------------------------------
     Mortgage loans on real estate                             $         2,883,709         $         2,968,889
     Less: allowance for loan losses                                       (41,347)                    (45,347)
     ------------------------------------------------------------------------------------------------------------
     Net mortgage loans                                        $         2,842,362         $         2,923,542
     ------------------------------------------------------------------------------------------------------------

     Syndicated loans                                          $           130,869         $           139,295
     Less: allowance for loan losses                                        (3,500)                     (3,500)
     ------------------------------------------------------------------------------------------------------------
     Net syndicated loans                                      $           127,369         $           135,795
     ------------------------------------------------------------------------------------------------------------

     Mortgage loans are first mortgages on real estate. IDS Life holds the mortgage documents, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. Mortgage loan fundings are restricted by state insurance regulatory authorities to 80% or less of the market value of the real estate at the time of origination of the loan. Commitments to fund mortgages are made in the ordinary course of business. The estimated fair value of the mortgage commitments as of December 31, 2005 and 2004 was not material.

     Syndicated loans, which are included as a component of other investments, represent loans in which a group of lenders provide funds to borrowers. There is usually one originating lender which retains a small percentage and syndicates the remainder.

     At December 31, 2005 and 2004, IDS Life's recorded investment in impaired mortgage loans on real estate was $14.0 million and $11.3 million, respectively, with related allowances for mortgage loan losses of $4.0 million for both periods. During 2005 and 2004, the average recorded investment in impaired mortgage loans on real estate was $6.3 million and $8.3 million, respectively. IDS Life recognized nil, $0.6 million and $0.8 million of interest income related to impaired mortgage loans on real estate for the years ended December 31, 2005, 2004 and 2003, respectively.

     The balances of and changes in the total allowance for mortgage loan losses as of and for the years ended December 31, are as follows:

     (Thousands)                                         2005                    2004                    2003
     -----------------------------------------------------------------------------------------------------------------
     Balance, beginning of year                   $           45,347      $           47,197      $           44,312
     Provision for mortgage loan losses                            -                   9,500                  11,687
     Foreclosures, write-offs and loan sales                  (4,000)                (11,350)                 (8,802)
     -----------------------------------------------------------------------------------------------------------------
     Balance, end of year                         $           41,347      $           45,347      $           47,197
     -----------------------------------------------------------------------------------------------------------------

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Concentration of credit risk of mortgage loans on real estate by region at December 31 were:

     (Thousands)                                        2005                                          2004
     --------------------------------------------------------------------------------------------------------------------------
                                           On Balance               Funding              On Balance               Funding
      Region                                  Sheet               Commitments              Sheet                Commitments
     --------------------------------------------------------------------------------------------------------------------------
     South Atlantic                    $        594,022     $           10,900      $          588,764    $           24,115
     West North Central                         436,367                  6,200                 433,298                14,550
     East North Central                         406,714                      -                 509,752                 1,400
     Pacific                                    364,448                 26,750                 332,764                13,700
     Mountain                                   352,178                  8,725                 371,801                20,025
     Middle Atlantic                            257,625                 11,500                 270,509                 2,600
     West South Central                         215,467                 17,350                 191,410                     -
     New England                                164,047                 20,550                 198,297                 6,515
     East South Central                          92,841                  4,850                  72,294                 9,625
     --------------------------------------------------------------------------------------------------------------------------
                                              2,883,709                106,825               2,968,889                92,530
     Less: allowance for loan losses            (41,347)                     -                 (45,347)                    -
     --------------------------------------------------------------------------------------------------------------------------
        Total                          $      2,842,362     $          106,825      $        2,923,542    $           92,530
     --------------------------------------------------------------------------------------------------------------------------

     Concentration of credit risk of mortgage loans on real estate by property type at December 31 were:

     (Thousands)                                        2005                                             2004
     -----------------------------------------------------------------------------------------------------------------------------
                                             On Balance               Funding               On Balance               Funding
      Property type                            Sheet                Commitments                Sheet               Commitments
     -----------------------------------------------------------------------------------------------------------------------------
     Office buildings                  $       1,048,566      $            36,000      $      1,087,700       $            5,840
     Department/retail stores                    703,811                   37,800               734,590                   40,075
     Apartments                                  454,024                   10,500               505,632                   24,875
     Industrial buildings                        453,503                   12,000               373,767                   15,615
     Hotels/motels                                92,335                    5,900               109,408                        -
     Medical buildings                            46,851                    2,700                46,960                        -
     Mixed use                                    39,318                        -                62,424                    4,200
     Nursing/retirement homes                      4,898                        -                 9,875                        -
     Other                                        40,403                    1,925                38,533                    1,925
     -----------------------------------------------------------------------------------------------------------------------------
                                               2,883,709                  106,825             2,968,889                   92,530
     Less: allowance for loan losses             (41,347)                       -               (45,347)                       -
     -----------------------------------------------------------------------------------------------------------------------------
        Total                          $       2,842,362      $           106,825      $      2,923,542       $           92,530
     -----------------------------------------------------------------------------------------------------------------------------

     SOURCES OF INVESTMENT INCOME AND REALIZED GAINS (LOSSES) ON INVESTMENTS

     Net investment income for the years ended December 31 is summarized as follows:

     (Thousands)                                                 2005                2004                 2003
     -----------------------------------------------------------------------------------------------------------------
     Income on fixed maturities                            $      1,448,882   $        1,450,919   $       1,423,560
     Income on mortgage loans on real estate                        196,840              221,022             247,001
     Trading securities and other investments                       163,814              138,468              63,983
     -----------------------------------------------------------------------------------------------------------------
                                                                  1,809,536            1,810,409           1,734,544
     Less: investment expenses                                       18,212               32,963              29,359
     -----------------------------------------------------------------------------------------------------------------
        Total                                              $      1,791,324   $        1,777,446   $       1,705,185
     -----------------------------------------------------------------------------------------------------------------

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Net realized gains (losses) on investments for the years ended December 31 is summarized as follows:

     (Thousands)                                                  2005                2004                2003
     -----------------------------------------------------------------------------------------------------------------
     Fixed maturities                                       $        49,818    $           30,757  $           17,269
     Mortgage loans on real estate                                   (1,627)               (3,048)            (10,865)
     Trading securities and other investments                           105                  (417)             (1,959)
     -----------------------------------------------------------------------------------------------------------------.
        Total                                               $        48,296    $           27,292  $            4,445
     -----------------------------------------------------------------------------------------------------------------

3.   Variable Interest Entities
     --------------------------

     The VIEs for which IDS Life was considered the primary beneficiary and which were consolidated beginning December 31, 2003, relate to SLTs which were partially owned by IDS Life and managed by an affiliate. The consolidated SLTs provided returns to investors primarily based on the performance of an underlying portfolio of high-yield loans which were managed by an affiliate. IDS Life liquidated its interest in all three SLTs. One SLT was liquidated in 2004, and the other two SLTs were liquidated in 2005, resulting in a non-cash $27.9 million cumulative net pretax charge and a $13.9 million pretax gain during the years ended December 31, 2004 and 2005, respectively. There is no remaining exposure related to these SLTs as of December 31, 2005. The following table presents the consolidated assets, essentially all of which were restricted, and other balances related to these entities at December 31:

      (Millions)                                                                                   2004
     -----------------------------------------------------------------------------------------------------------
      Restricted cash                                                                          $        536
      Derivative financial instruments (a)                                                               43
     -----------------------------------------------------------------------------------------------------------
      Total assets                                                                             $        579
      Total liabilities                                                                                 117
     -----------------------------------------------------------------------------------------------------------
      Net assets                                                                               $        462
     -----------------------------------------------------------------------------------------------------------

     (a) Represents the estimated fair market value of the total return swap derivatives related to the consolidated SLTs which had a notional amount of $1.8 billion as of December 31, 2004.

     IDS Life has other significant variable interests for which it is not considered the primary beneficiary and, therefore, does not consolidate. These interests are represented by carrying values of $2.5 million of CDO residual tranches managed by an affiliate where IDS Life is not the primary beneficiary. IDS Life's maximum exposure to loss as a result of its investment in CDO residual tranches is represented by the carrying value.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.   Deferred Policy Acquisition Costs and Deferred Sales Inducement Costs
     ---------------------------------------------------------------------

     The balances of and changes in DAC as of and for the years ended December 31, were:

     (Thousands)                                                    2005               2004                2003
     ----------------------------------------------------------------------------------------------------------------
     Balance, beginning of year                                $    3,637,956      $   3,336,208      $   3,077,994
     Impact of SOP 03-1                                                     -             19,600                  -
     Capitalization of acquisition costs                              632,743            533,842            516,928
     Amortization, excluding impact of changes in
       assumptions                                                   (382,882)          (340,578)          (266,108)
     Amortization, impact of annual third quarter changes
       in DAC-related assumptions                                      67,000             23,700              1,800
     Amortization, impact of other quarter changes in
       DAC-related assumptions(a)                                           -             56,100                  -
     Impact of changes in net unrealized securities losses             81,062              9,084              5,594
     ----------------------------------------------------------------------------------------------------------------
     Balance, end of year                                      $    4,035,879      $   3,637,956      $   3,336,208
     ----------------------------------------------------------------------------------------------------------------

     (a) Primarily relates to a $65.7 million reduction in DAC amortization expense to reflect the lengthening of the amortization periods for certain annuity and life insurance products impacted by IDS Life's adoption of SOP 03-1 on January 1, 2004, partially offset by a $9.6 million increase in amortization expense due to a LTC DAC valuation system conversion.

     The balances of and changes in DSIC as of and for the years ended December 31, were:

     (Thousands)                                                    2005              2004              2003
     ----------------------------------------------------------------------------------------------------------------
     Balance, beginning of year                                $      302,997     $     278,971     $     231,100
     Impact of SOP 03-1                                                     -            (2,900)                -
     Capitalization of sales inducements                               94,319            70,860            71,839
     Amortization                                                     (40,332)          (33,825)          (23,968)
     Impact of changes in net unrealized securities losses
       (gains)                                                         13,182           (10,109)                -
     ----------------------------------------------------------------------------------------------------------------
     Balance, end of year                                      $      370,166     $     302,997     $     278,971
     ----------------------------------------------------------------------------------------------------------------

5.   Variable Annuity Guarantees
     ---------------------------

     This note discusses variable annuity guarantees for which liabilities are established under SOP 03-1, specifically GMDB, GGU and GMIB. See
     Note 10 for more information about guarantees for which liabilities are established under SFAS 133, specifically GMWB and GMAB.

     The majority of the variable annuity contracts offered by IDS Life contain GMDB provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. IDS Life also offers GGU provisions on variable annuities with death benefit provisions and contracts containing GMIB provisions. If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. IDS Life has established additional liabilities for these variable annuity death benefits and GMIB provisions.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following provides summary information related to variable annuity contracts for which IDS Life has established additional liabilities for death benefits and GMIB as of December 31:

     ------------------------------------------------------------------------------------------------------------
     VARIABLE ANNUITY GMDB, GMIB AND GGU BY BENEFIT TYPE                          2005               2004
     ------------------------------------------------------------------------------------------------------------
     (Dollars in thousands)
     ------------------------------------------------------------------------------------------------------------
     Contracts with GMDB       Total Contract Value                        $       9,106,907   $      3,241,618
     Providing for Return of   Contract Value in Separate Accounts         $       7,409,865   $      1,727,415
     Premium                   Net Amount at Risk*                         $          16,727   $        110,922
                               Weighted Average Attained Age                              60                 62
     ------------------------------------------------------------------------------------------------------------
     Contracts with GMDB       Total Contract Value                        $      24,608,183   $     27,453,193
     Providing for Six Year    Contract Value in Separate Accounts         $      20,362,261   $     22,787,083
     Reset                     Net Amount at Risk*                         $         762,724   $      1,267,225
                               Weighted Average Attained Age                              61                 60
     ------------------------------------------------------------------------------------------------------------
     Contracts with GMDB       Total Contract Value                        $       5,129,201   $      4,039,358
     Providing for One Year    Contract Value in Separate Accounts         $       4,210,758   $      3,078,491
     Ratchet                   Net Amount at Risk*                         $          45,363   $         55,622
                               Weighted Average Attained Age                              61                 61
     ------------------------------------------------------------------------------------------------------------
     Contracts with Other      Total Contract Value                        $         993,152   $        494,668
     GMDB                      Contract Value in Separate Accounts         $         891,930   $        397,696
                               Net Amount at Risk*                         $          16,415   $         11,689
                               Weighted Average Attained Age                              59                 66
     ------------------------------------------------------------------------------------------------------------
     Contracts with GGU        Total Contract Value                        $         619,846   $        450,067
     Death Benefit             Contract Value in Separate Accounts         $         535,821   $        363,753
                               Net Amount at Risk*                         $          34,844   $         18,192
                               Weighted Average Attained Age                              61                 64
     ------------------------------------------------------------------------------------------------------------
     Contracts with GMIB       Total Contract Value                        $         792,578   $        603,251
                               Contract Value in Separate Accounts         $         711,759   $        517,596
                               Net Amount at Risk*                         $          15,970   $         11,886
                               Weighted Average Attained Age                              60                 59
     ------------------------------------------------------------------------------------------------------------

     * Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

     ------------------------------------------------------------------------------------------------------------
     ADDITIONAL LIABILITIES AND INCURRED BENEFITS                             GMDB & GGU             GMIB
     ------------------------------------------------------------------------------------------------------------
     For the year ended        Liability balance at January 1              $          29,966   $          2,989
     December 31, 2005         Reported claims                             $          12,203   $              -
                               Liability balance at December 31            $          16,451   $          3,528
                               Incurred claims (reported + change in
                                 liability)                                $          (1,312)  $            539
     ------------------------------------------------------------------------------------------------------------

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



6.   Income Taxes
     ------------

     IDS Life qualifies as a life insurance company for federal income tax purposes. As such, IDS Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     Provisions (benefits) for income taxes were:

    (Thousands)                                                     2005              2004             2003
    ---------------------------------------------------------------------------------------------------------------
    Federal income tax:
       Current                                                 $       55,766   $       159,783   $       91,862
       Deferred                                                       122,264            70,574          (30,714)
    ---------------------------------------------------------------------------------------------------------------
    Total federal income taxes                                        178,030           230,357           61,148
    State income taxes-current                                          3,627            (4,180)           5,797
    ---------------------------------------------------------------------------------------------------------------
    Income tax provision before accounting change              $      181,657   $       226,177   $       66,945
    ===============================================================================================================

     The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

                                                                      2005              2004             2003
    ---------------------------------------------------------------------------------------------------------------
    Tax at U.S. statutory rate                                        35.0%             35.0%            35.0%
    Changes in taxes resulting from:
         Tax-exempt interest and dividend income                      (9.7)             (3.1)           (10.6)
         State income taxes, net of federal benefit                    0.4              (0.4)             0.7
         Affordable housing credits                                      -                 -            (12.8)
         Taxes applicable to prior years                               3.2              (2.6)               -
         Other, net                                                   (0.5)             (0.4)            (0.6)
    ---------------------------------------------------------------------------------------------------------------
    Income tax provision before accounting change                     28.4%             28.5%            11.7%
    ===============================================================================================================

     Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for U.S. GAAP reporting versus income tax return purposes. The significant components of IDS Life's deferred income tax assets and liabilities as of December 31, 2005 and 2004 are reflected in the following table:

     (Thousands)                                                              2005                   2004
    ---------------------------------------------------------------------------------------------------------------
     Deferred income tax assets:
        Policy reserves                                                  $     1,101,836        $     1,035,300
        Other investments                                                         69,864                139,066
        Deferred taxes related to net securities and derivative
          unrealized losses                                                       70,379                      -
        Other                                                                     61,896                 55,556
    ---------------------------------------------------------------------------------------------------------------
     Total deferred income tax assets                                          1,303,975              1,229,922
    ---------------------------------------------------------------------------------------------------------------

     Deferred income tax liabilities:
       Deferred policy acquisition costs                                       1,154,402              1,116,235
       Deferred taxes related to net securities and derivative
          unrealized gains                                                             -                183,988
       Other                                                                     158,672                 70,901
    ---------------------------------------------------------------------------------------------------------------
     Total deferred income tax liabilities                                     1,313,074              1,371,124
    ---------------------------------------------------------------------------------------------------------------
     Deferred income tax liabilities, net                                $         9,099        $       141,202
    ---------------------------------------------------------------------------------------------------------------

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A portion of IDS Life's income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a "policyholders' surplus account." At December 31, 2005, IDS Life had a policyholders' surplus account balance of $1.1 million. The American Jobs Creation Act of 2004 which was enacted on October 22, 2004 provides a two-year suspension of the tax on policyholders' surplus account distributions. IDS Life has made distributions of $19 million, which will not be subject to tax under the two-year suspension. Previously the policyholders' surplus account was only taxable if dividends to shareholders exceeded the shareholders' surplus account and/or IDS Life is liquidated. Deferred income taxes of $0.4 million have not been established as distributions of the remaining policyholders' surplus account are contemplated in 2006.

     IDS Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized. Included in IDS Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. IDS Life has $231 million in capital loss carryforwards that expire December 31, 2009. The deferred tax benefit of these capital loss carryforwards is reflected in the other investments deferred tax assets, net of other related items. Based on analysis of IDS Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable IDS Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2005 and 2004.

     As a result of the separation of Ameriprise Financial from American Express, IDS Life will be required to file a short period income tax return through September 30, 2005 which will be included as part of the American Express consolidated income tax return for the year ended December 31, 2005. Additionally, IDS Life and subsidiaries will not be able to file a consolidated U.S. federal income tax return with other members of the Ameriprise Financial affiliated group for five tax years following the Distribution. Therefore IDS Life will also be required to file a separate short period consolidated life insurance company income tax return for the period October 1, 2005 through December 31, 2005.

     The items comprising other comprehensive income in the Consolidated Statements of Stockholder's Equity are presented net of the following income tax benefit amounts:

     (Thousands)                                                     2005           2004           2003
     -------------------------------------------------------------------------------------------------------
     Net unrealized securities losses                            $   248,363     $   18,761     $   48,791
     Net unrealized derivative losses                                  6,004         12,426          4,188
     -------------------------------------------------------------------------------------------------------
     Net income tax benefit                                      $   254,367     $   31,187     $   52,979
     -------------------------------------------------------------------------------------------------------

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Statutory Capital and Surplus
     -----------------------------

     Statutory capital and surplus available for distribution or dividends to Ameriprise Financial are limited to IDS Life Insurance Company's surplus as determined in accordance with accounting practices prescribed by state insurance regulatory authorities. IDS Life Insurance Company's statutory unassigned surplus aggregated $925.1 million and $909.7 million as of December 31, 2005 and 2004, respectively. In addition, any dividend or distribution paid prior to December 24, 2006 (one year after IDS Life Insurance Company's most recent dividend payment) would require pre-notification to the Commissioner of Commerce of the State of Minnesota, who has the authority to disapprove and prevent payment thereof. From December 24, 2006 to December 31, 2006, dividends or distributions in excess of $327.5 million would be subject to this same pre-notification and potential disapproval.

     Statutory net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

     (Thousands)                                         2005                  2004                   2003
     ------------------------------------------------------------------------------------------------------------
     Statutory net income                           $       341,235       $       379,950       $       432,063
     Statutory capital and surplus                        2,942,153             2,276,724             2,804,593

     IDS Life Insurance Company and its wholly-owned life insurance subsidiaries are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities as of December 31, 2005 are as follows:

                                                                                      Regulatory
                                                                                        Capital
     (Thousands)                                               Actual Capital(a)      Requirement
     -------------------------------------------------------------------------------------------------
     IDS Life Insurance Company                             $        3,270,285    $           750,975
     American Enterprise Life Insurance Company                        583,303                125,285
     IDS Life Insurance Company of New York                            246,001                 39,880
     American Partners Life Insurance Company                           67,382                 10,906
     American Centurion Life Assurance Company                          61,748                 12,654
     -------------------------------------------------------------------------------------------------

     (a) Actual Capital, as defined by the NAIC for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

8.   Related Party Transactions
     --------------------------

     IDS Life loans funds to Ameriprise Financial under a collateral loan agreement. There was no balance on the loan at December 31, 2005 and 2004. This loan can be increased to a maximum of $75 million and pays interest at a rate equal to the preceding month's effective new money rate for IDS Life's permanent investments.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In connection with Ameriprise Financial being named the investment manager for the proprietary mutual funds used as investment options by IDS Life's variable annuity and variable life insurance contract owners in the fourth quarter of 2003, Ameriprise Financial received management fees from these funds. IDS Life continues to provide all fund management services, other than investment management, and entered into an administrative services agreement with Ameriprise Financial to be compensated for the services IDS Life provides. For the years ended December 31, 2005, 2004 and 2003, IDS Life received $55.7 million, $81.5 million, and $14.1 million, respectively, under the agreement with Ameriprise Financial. In the fourth quarter of 2005, RiverSource Investments, LLC replaced Ameriprise Financial as the investment manager. As a result, IDS Life's administrative service fees were payable from RiverSource Investments, LLC rather than Ameriprise Financial during the fourth quarter of 2005. For the year ended December 31, 2005, IDS Life received $19.5 million under the agreement with RiverSource Investments, LLC.

     IDS Life participates in the Ameriprise Financial Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. Company contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. IDS Life's share of the total net periodic pension cost was $0.9 million in 2005, $0.5 million in 2004, and $0.3 million in 2003.

     IDS Life also participates in the defined contribution pension plans of Ameriprise Financial which cover all employees who have met certain employment requirements. Company contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 2005, 2004 and 2003 were $3.2 million, $2.4 million, and $2.2 million, respectively.

     IDS Life participates in the defined benefit health care plans of Ameriprise Financial that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of Ameriprise Financial. Ameriprise Financial expenses these benefits and allocates the expenses to its subsidiaries. The cost of these plans charged to operations in 2005, 2004 and 2003 was $1.1 million, $0.5 million, and $2.1 million, respectively.

     Charges by Ameriprise Financial for use of joint facilities, technology support, marketing services and other services aggregated $725.2 million, $600.6 million, and $549.2 million for 2005, 2004 and 2003, respectively. Certain of these costs are included in DAC. Expenses allocated to IDS Life may not be reflective of expenses that would have been incurred by IDS Life on a stand-alone basis.

     In connection with the separation, IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs. During the fourth quarter of 2005, IDS Life approved and paid dividends to Ameriprise Financial of $380 million. During the second and fourth quarter of 2004, IDS Life approved and paid dividends to Ameriprise Financial of $430 million and $500 million, respectively. IDS Life expects to continue to maintain adequate capital to meet internal and external Risk-Based Capital requirements.

     Included in other liabilities at December 31, 2005 and 2004 are $7.6 million and $30.1 million, respectively, payable to Ameriprise Financial for federal income taxes.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Reinsurance
     -----------

     At December 31, 2005, 2004 and 2003, traditional life and universal life insurance in force aggregated $160.1 billion, $147.5 billion and $131.1 billion, respectively, of which $86.3 billion, $70.9 billion and $53.8 billion, was reinsured at the respective year ends. IDS Life also reinsures a portion of the risks assumed under LTC policies. Under all reinsurance agreements, premiums ceded to reinsurers amounted to $174.9 million, $159.6 million and $144.7 million and reinsurance recovered from reinsurers amounted to $105.6 million, $73.3 million and $60.3 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Reinsurance contracts do not relieve IDS Life from its primary obligation to policyholders. Life insurance in force is reported on a statutory basis.

10.  Derivative Financial Instruments and Hedging Activities
     -------------------------------------------------------

     Derivative financial instruments enable the end users to manage exposure to credit and various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity, and interest rate indices or prices. IDS Life enters into various derivative financial instruments as part of its ongoing risk management activities. IDS Life does not engage in any derivative instrument trading activities. Credit risk associated with IDS Life's derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, counterparties are all required to be preapproved. Additionally, IDS Life may, from time to time, enter into master netting agreements wherever practical. The following summarizes IDS Life's use of derivative financial instruments.

     Cash Flow Hedges
     IDS Life uses interest rate products, primarily interest rate swaptions, to hedge the risk of increasing interest rates on forecasted fixed annuity sales. During 2005, 2004 and 2003, no amounts were reclassified into earnings from accumulated other comprehensive income. Additionally, IDS Life does not expect to reclassify any material amounts from accumulated other comprehensive income to earnings during the next twelve months. Currently, the longest period of time over which IDS Life is hedging exposure to the variability in future cash flows is 13 years and relates to forecasted fixed annuity sales. There were losses of $1.8 million for the year ended December 31, 2005 and no gains or losses for the years ended December 31, 2004 and 2003 on derivative transactions or portions thereof that were ineffective as hedges or excluded from the assessment of hedge effectiveness.

     During 2005, 2004 and 2003, IDS Life recognized the following impacts in other comprehensive income related to its cash flow hedging activity, net of tax:

      (Thousands)                                                 2005              2004              2003
      ----------------------------------------------------------------------------------------------------------
      Holding losses, net of tax of $6,628, $11,901, and
        $3,663, respectively                                  $    (12,309)     $    (22,102)     $    (6,802)
      Reclassification for realized losses (gains), net of
        tax of $624, $525, and $525, respectively                    1,159              (975)            (975)
      ----------------------------------------------------------------------------------------------------------
      Net unrealized derivative losses                        $    (11,150)     $    (23,077)     $    (7,777)
      ----------------------------------------------------------------------------------------------------------

     Derivatives Not Designated as Hedges
     IDS Life has economic hedges that either do not qualify or are not designated for hedge accounting treatment.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Certain annuity products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the amount of expenses incurred by IDS Life related to equity-indexed annuities will positively or negatively impact earnings. As a means of economically hedging its obligations under the provisions of these products, IDS Life writes and purchases index options and occasionally enters into futures contracts. Purchased options used in conjunction with these products are reported in other assets and written options are included in other liabilities.

     Additionally, certain annuity products contain GMWB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments. The GMWB provision is considered an embedded derivative and is valued each period by estimating the present value of future benefits less applicable fees charged for the rider using actuarial models, which simulate various economic scenarios. IDS Life economically hedges the exposure related to the GMWB provision using various equity futures and structured derivatives.

     As of December 31, 2005 and 2004, the fair value of the purchased derivatives used in conjunction with these products was $124.6 million and $27.8 million, respectively. As of December 31, 2005 and 2004, the fair value of the written options was $(0.8) million and $(0.9) million, respectively. Futures contracts are settled daily by exchanging cash with the counterparty and gains and losses are reported in earnings.

     Embedded Derivatives
     As noted above, certain annuity products have returns tied to the performance of equity markets. The equity component of the annuity product obligations are considered embedded derivatives. Additionally, certain annuities contain GMWB and GMAB provisions, which are also considered embedded derivatives. The changes in fair value of the equity indexed annuities are recognized in interest credited to account values and the changes in fair value of the GMWB and GMAB features are recognized in death and other benefits for investment contracts and universal life-type insurance. The fair value of the embedded derivatives for equity indexed annuities is recognized in future policy benefits for fixed annuities and the fair value of the embedded options for GMWB and GMAB is recognized in future policy benefits for variable annuity guarantees in the Consolidated Balance Sheets. The total fair value of these instruments, excluding the host contract, was $47.9 million and $34.6 million at December 31, 2005 and 2004, respectively.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  Fair Value of Financial Instruments
     -----------------------------------

     The following table discloses fair value information for financial instruments. Certain items, such as life insurance obligations, employee benefit obligations, investments accounted for under the equity method, DAC and DSIC are not reflected in the table as they are not required to be disclosed in such table by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2005 and 2004 and require management judgment to estimate such values. These figures may not be indicative of future fair values. Additionally, management believes the value of excluded assets and liabilities is significant. The fair value of IDS Life, therefore, cannot be estimated by aggregating the amounts presented herein. The following table discloses carrying value and fair value information for financial instruments at December 31:

                                                                2005                                 2004
     -------------------------------------------------------------------------------------------------------------------
                                                   Carrying             Fair             Carrying            Fair
     (Thousands)                                    Value               Value             Value              Value
     -------------------------------------------------------------------------------------------------------------------
     Financial Assets
     ----------------
     Assets for which carrying values
       approximate fair values                 $        233,589   $        233,589  $         667,248  $        667,248
     Available-for-Sale securities                   27,753,195         27,753,195         28,162,451        28,162,451
     Mortgage loans on real estate, net               2,842,362          2,976,688          2,923,542         3,149,986
     Policy loans                                       605,212            605,212            588,574           588,574
     Trading securities                                  23,956             23,956            168,055           168,055
     Other investments                                  127,369            131,475            135,795           140,428
     Separate account assets                         37,929,960         37,929,960         32,454,032        32,454,032
     Derivative financial instruments                   133,263            133,263             97,784            97,784

     Financial Liabilities
     ---------------------
     Liabilities for which carrying values
       approximate fair values                 $         25,000   $         25,000  $          47,000  $         47,000
     Fixed annuity reserves                          24,637,806         23,840,988         25,522,643        24,733,010
     Separate account liabilities                    33,154,528         31,742,503         28,284,118        27,164,063
     Derivative financial instruments                     6,941              6,941              4,290             4,290
     -------------------------------------------------------------------------------------------------------------------

     As of December 31, 2005 and 2004, the carrying and fair values of off-balance sheet financial instruments are not material. See Note 2 for carrying and fair value information regarding Available-for-Sale securities and mortgage loans on real estate (net of allowance for loan losses). The following methods were used to estimate the fair values of financial assets and financial liabilities:

     FINANCIAL ASSETS
     Assets for which carrying values approximate fair values include cash and cash equivalents, restricted cash and certain other assets. The carrying value approximates fair value due to the short-term nature of these instruments.

     Available-for-Sale securities are carried at fair value in the Consolidated Balance Sheets. Gains and losses are recognized in the results of operations upon disposition. In addition, impairment losses are recognized when management determines that a decline in value is other-than-temporary.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The fair value of mortgage loans on real estate, except those with significant credit deterioration, are estimated using discounted cash flow analysis, based on current interest rates for loans with similar terms to borrowers of similar credit quality. For loans with significant credit deterioration, fair values are based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans, on collateral values.

     The fair value of policy loans approximates carrying value.

     Trading securities are carried at fair value in the Consolidated Balance Sheets with changes in fair value recognized in current period earnings.

     Other investments include IDS Life's interest in syndicated loans, which are carried at amortized cost less allowance for losses in the Consolidated Balance Sheets. Fair values are based on quoted market prices.

     Separate account assets are carried at fair value in the Consolidated Balance Sheets.

     Derivative financial instruments are carried at fair value within other assets or other liabilities. The fair value of the derivative financial instruments are determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs.

     FINANCIAL LIABILITIES
     Liabilities for which carrying values approximate fair values include certain other liabilities. The carrying value approximates fair value due to the short-term nature of these instruments.

     Fair values of fixed annuities in deferral status are estimated as the accumulated value less applicable surrender charges. For annuities in payout status, fair value is estimated using discounted cash flows based on current interest rates. The fair value of these reserves excludes life insurance related elements of $1.5 billion as of both December 31, 2005 and 2004. If the fair value of the fixed annuities were realized, the surrender charges received would be offset by the write off of the DAC and DSIC associated with the fixed annuities of $496.4 million and $534.4 million as of December 31, 2005 and 2004, respectively.

     Fair values of separate account liabilities, excluding life insurance-related elements of $4.8 billion and $4.2 billion at December 31, 2005 and 2004, respectively, are estimated as the accumulated value less applicable surrender charges. If the fair value of the separate account liabilities were realized, the surrender charges received would be offset by the write off of the DAC and DSIC associated with separate account liabilities of $2.0 billion and $1.7 billion as of December 31, 2005 and 2004, respectively.

                         IDS LIFE INSURANCE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Commitments and Contingencies
     -----------------------------

     At December 31, 2005 and 2004, IDS Life had no commitments to purchase investments other than mortgage loan fundings (see Note 2).

     The Securities and Exchange Commission, the National Association of Securities Dealers and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements. IDS Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

     The IRS routinely examines IDS Life's federal income tax returns and recently completed its audit of IDS Life for the 1993 through 1996 tax years. The IRS is currently conducting an audit of IDS Life for the 1997 through 2002 tax years. Management does not believe there will be a material adverse effect on IDS Life's consolidated financial condition or results of operations as a result of these audits.

                                EXHIBIT INDEX
                                -------------

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

     10.1 Copy of Gross Administrative Charge Agreement by and between American Express Financial Corporation and IDS Life Insurance Company, dated November 1, 2003 filed electronically as Exhibit 10 to the 2003 Form 10-K is incorporated herein by reference.

     10.2 Copy of Gross Administrative Charge Agreement by and between Ameriprise Financial, Inc. and RiverSource Investments, LLC, dated October 1, 2005, filed electronically as Exhibit 10.1 to the Form 10-Q for the quarterly period ending September 30, 2005 is incorporated herein by reference.

     10.3 Copy of Investment Management and Services Agreement by and between IDS Life Insurance Company and RiverSource Investments, LLC, dated October 1, 2005, filed electronically as Exhibit 10.2 to the Form 10-Q for the quarterly period ending September 30, 2005 is incorporated herein by reference.

     *31.1 Certification of Mark E. Schwarzmann, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

     *31.2 Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

     *32.1 Certification of Mark E. Schwarzmann, Chief Executive Officer, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Filed electronically herewith.