Form 10-Q
period 2006-03-31
IDS LIFE INSURANCE CO
filed 2006-05-10
CIK 727892

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                     OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM______________ TO________________

                       COMMISSION FILE NUMBER 33-28976

                         IDS LIFE INSURANCE COMPANY
           (Exact name of registrant as specified in its charter)

           MINNESOTA                                  41-0823832
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

55 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA               55474
       (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code (612) 671-3131

                                    NONE
           (Former name, former address and former fiscal year, if
                        changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                              Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      CLASS                       OUTSTANDING AT MAY 9, 2006
------------------------------------------------- --------------------------
     Common Stock (par value $30 per share)             100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                                 IDS LIFE INSURANCE COMPANY

                                                          FORM 10-Q

                                                            INDEX

                                                                                                                       PAGE NO.
                                                                                                                       --------
Part I.  Financial Information:

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - March 31, 2006 and December 31, 2005..................................     1

                   Consolidated Statements of Income - Three Months Ended March 31, 2006 and 2005......................     2

                   Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005..................     3

                   Consolidated Statements of Stockholder's Equity - Three Months Ended March 31, 2006 and 2005........     4

                   Notes to Consolidated Financial Statements..........................................................   5-8

         Item 2.   Management's Discussion and Analysis................................................................  9-12

         Item 4.   Controls and Procedures............................................................................. 13-14

Part II. Other Information:

         Item 1.   Legal Proceedings...................................................................................    14

         Item 1A.  Risk Factors........................................................................................    14

         Item 5.   Other Information...................................................................................    14

         Item 6.   Exhibits............................................................................................    14

         Signatures....................................................................................................    15

         Exhibit Index.................................................................................................   E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                   IDS LIFE INSURANCE COMPANY

                                                   CONSOLIDATED BALANCE SHEETS
                                              (in thousands, except share amounts)


                                                                                                 MARCH 31,         DECEMBER 31,
                                                                                                   2006               2005
                                                                                              ---------------    ---------------
                                                                                                (UNAUDITED)

ASSETS
Investments:
Available-for-Sale:
   Fixed maturities, at fair value (amortized cost: 2006, $27,624,166; 2005, $27,817,021)      $  27,093,965      $  27,753,174
   Common stocks, at fair value (cost: 2006 and 2005, $13)...............................                 24                 21
Mortgage loans on real estate, at cost (less allowance for loan losses: 2006, $37,347;
   2005, $41,347)........................................................................          2,805,244          2,842,362
Policy loans.............................................................................            610,960            605,212
Trading securities and other investments.................................................            517,499            547,668
                                                                                              ---------------    ---------------
         Total investments...............................................................         31,027,692         31,748,437

Cash and cash equivalents................................................................             39,403            233,589
Reinsurance recoverables.................................................................          1,013,263            982,521
Amounts due from brokers.................................................................              3,015              4,166
Other accounts receivable................................................................             47,735             62,930
Accrued investment income................................................................            326,425            328,567
Deferred acquisition costs...............................................................          4,145,050          4,035,879
Deferred sales inducement costs..........................................................            393,938            370,166
Deferred income tax assets, net..........................................................            124,017                  -
Other assets.............................................................................            236,008            220,371
Separate account assets..................................................................         41,247,882         37,929,960
                                                                                              ---------------    ---------------
  Total assets...........................................................................      $  78,604,428      $  75,916,586
                                                                                              ===============    ===============
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
Future policy benefits:
   Fixed annuities.......................................................................      $  25,528,620      $  26,126,068
   Variable annuity guarantees...........................................................             17,788             29,550
   Universal life insurance..............................................................          3,705,181          3,711,628
   Traditional life insurance............................................................            305,705            298,479
   Disability income and long-term care insurance........................................          2,216,833          2,145,969
Policy claims and other policyholders' funds.............................................             82,087             90,233
Amounts due to brokers...................................................................             31,296             31,772
Deferred income tax liabilities, net.....................................................                  -              9,099
Other liabilities........................................................................            460,214            381,938
Separate account liabilities.............................................................         41,247,882         37,929,960
                                                                                              ---------------    ---------------
  Total liabilities......................................................................         73,595,606         70,754,696
                                                                                              ---------------    ---------------
STOCKHOLDER'S EQUITY:
Capital stock, $30 par value;
  100,000 shares authorized, issued and outstanding......................................              3,000              3,000
Additional paid-in capital...............................................................          2,020,388          2,020,388
Retained earnings........................................................................          3,381,105          3,269,206
Accumulated other comprehensive loss, net of tax.........................................           (395,671)          (130,704)
                                                                                              ---------------    ---------------
  Total stockholder's equity.............................................................          5,008,822          5,161,890
                                                                                              ---------------    ---------------
  Total liabilities and stockholder's equity.............................................      $  78,604,428      $  75,916,586
                                                                                              ===============    ===============


                                        See Notes to Consolidated Financial Statements.

                                                   IDS LIFE INSURANCE COMPANY

                                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                         (in thousands)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                         ---------------------------------------
                                                                                               2006                   2005
                                                                                         ----------------      -----------------
REVENUES
   Premiums:
     Traditional life insurance......................................................     $       18,164        $        17,490
     Disability income and long-term care insurance..................................             74,343                 71,343
                                                                                         ----------------      -----------------
         Total premiums..............................................................             92,507                 88,833

   Net investment income.............................................................            444,475                458,788
   Contractholder and policyholder charges...........................................            152,408                143,057
   Mortality and expense risk and other fees.........................................            146,272                114,778
   Net realized gain on investments..................................................              5,839                    194
                                                                                         ----------------      -----------------

         Total revenues..............................................................            841,501                805,650
                                                                                         ----------------      -----------------

BENEFITS AND EXPENSES
   Death and other benefits:
     Traditional life insurance......................................................              5,418                 12,069
     Investment contracts and universal life-type insurance..........................             57,013                 52,287
     Disability income and long-term care insurance..................................             20,748                 17,177
   Increase (decrease) in liabilities for future policy benefits:
     Traditional life insurance......................................................               (219)                   938
     Disability income and long-term care insurance..................................             42,171                 29,597
   Interest credited to account values...............................................            269,551                273,262
   Amortization of deferred acquisition costs........................................            105,285                 99,082
   Separation costs..................................................................             24,607                      -
   Other insurance and operating expenses............................................            156,854                137,524
                                                                                         ----------------      -----------------
         Total benefits and expenses.................................................            681,428                621,936
                                                                                         ----------------      -----------------
Income before income tax provision...................................................            160,073                183,714
Income tax provision.................................................................             48,174                 58,173
                                                                                         ----------------      -----------------
Net income...........................................................................     $      111,899        $       125,541
                                                                                         ================      =================

                                         See Notes to Consolidated Financial Statements.

                                                  IDS LIFE INSURANCE COMPANY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                        (in thousands)

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                             -----------------------------------
                                                                                                   2006               2005
                                                                                             ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................................................     $     111,899       $     125,541
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Amortization of deferred acquisition costs.............................................           105,285              99,082
  Amortization of deferred sales inducement costs........................................            11,285               9,633
  Capitalization of deferred acquisition costs...........................................          (172,463)           (141,538)
  Capitalization of deferred sales inducement costs......................................           (27,703)            (20,657)
  Amortization of premium, net...........................................................            18,460              22,719
  Deferred income taxes..................................................................             9,558              43,394
  Policyholder and contractholder charges, non-cash......................................           (55,164)            (57,584)
  Net realized gain on investments.......................................................            (5,839)               (194)
  Net realized gain on trading securities and equity method investments in hedge funds...           (21,201)             (8,971)
Change in operating assets and liabilities:
  Trading securities and equity method investments in hedge funds, net...................            68,928              63,236
  Future policy benefits for traditional life, disability income and long-term care
     insurance...........................................................................            78,090              59,337
  Policy claims and other policyholders' funds...........................................            (8,146)              7,862
  Policy loans, excluding universal life-type insurance:
     Repayment...........................................................................             8,573               8,799
     Issuance............................................................................            (9,027)             (8,856)
  Reinsurance recoverables...............................................................           (30,742)            (33,891)
  Other accounts receivable..............................................................            15,195              (4,790)
  Accrued investment income..............................................................             2,142              (7,030)
  Other assets and liabilities, net......................................................            52,678              40,529
                                                                                             ---------------     ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......................................           151,808             196,621
                                                                                             ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Proceeds from sales....................................................................           396,056             547,237
  Maturities, sinking fund payments and calls............................................           595,209             428,245
  Purchases..............................................................................          (810,097)           (864,336)
Other investments, excluding policy loans:
  Proceeds from sales, maturities, sinking fund payments and calls.......................           148,670              98,233
  Purchases..............................................................................          (128,756)            (99,298)
Change in amounts due to and from brokers, net...........................................               675            (121,775)
Change in restricted cash................................................................                 -             (40,264)
                                                                                             ---------------     ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES......................................           201,757             (51,958)
                                                                                             ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Activity related to investment contracts and universal life-type insurance:
  Considerations received................................................................           335,567             443,345
  Interest credited to account values....................................................           269,551             273,262
  Surrenders and other benefits..........................................................        (1,147,575)           (793,517)
Universal life-type insurance policy loans:
  Repayment..............................................................................            24,975              21,991
  Issuance...............................................................................           (30,269)            (24,190)
                                                                                             ---------------     ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......................................          (547,751)            (79,109)
                                                                                             ---------------     ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................          (194,186)             65,554
Cash and cash equivalents at beginning of period.........................................           233,589             131,427
                                                                                             ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................     $      39,403       $     196,981
                                                                                             ===============     ===============

Supplemental disclosures:
  Income taxes paid......................................................................     $      13,106       $      31,651
  Interest paid on borrowings............................................................     $         146       $          53


                                        See Notes to Consolidated Financial Statements.

                                                IDS LIFE INSURANCE COMPANY

                                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
                                        THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                                      (in thousands)

                                                                                               ACCUMULATED
                                                               ADDITIONAL                         OTHER
                                                 CAPITAL        PAID-IN        RETAINED       COMPREHENSIVE
                                                  STOCK         CAPITAL        EARNINGS       INCOME (LOSS)         TOTAL
                                               -----------   -------------   ------------   -----------------   -------------
BALANCES AT DECEMBER 31, 2004............       $   3,000     $ 1,370,388     $3,190,474     $       341,693     $ 4,905,555

Comprehensive loss:
   Net income............................                                        125,541                             125,541
   Change in unrealized holding
     losses on securities, net...........                                                           (310,033)       (310,033)
   Change in unrealized derivative
     losses, net.........................                                                             (6,684)         (6,684)
                                                                                                                -------------
Total comprehensive loss.................                                                                           (191,176)
                                               -----------   -------------   ------------   -----------------   -------------

BALANCES AT MARCH 31, 2005...............       $   3,000     $ 1,370,388     $3,316,015     $        24,976     $ 4,714,379
                                               ===========   =============   ============   =================   =============


BALANCES AT DECEMBER 31, 2005............       $   3,000     $ 2,020,388     $3,269,206     $      (130,704)    $ 5,161,890

Comprehensive loss:
   Net income............................                                        111,899                             111,899
   Change in unrealized holding
     losses on securities, net...........                                                           (265,680)       (265,680)
   Change in unrealized derivative
     losses, net.........................                                                                713             713
                                                                                                                -------------
Total comprehensive loss.................                                                                           (153,068)
                                               -----------   -------------   ------------   -----------------   -------------

BALANCES AT MARCH 31, 2006...............       $   3,000     $ 2,020,388     $3,381,105     $      (395,671)    $ 5,008,822
                                               ===========   =============   ============   =================   =============


                                       See Notes to Consolidated Financial Statements.

                         IDS LIFE INSURANCE COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of IDS Life Insurance Company and companies in which it directly or indirectly has a controlling financial interest. All material intercompany transactions and balances between or among IDS Life Insurance Company and its subsidiaries and affiliates have been eliminated in consolidation. IDS Life Insurance Company is a stock life insurance company with four wholly-owned operating subsidiaries: IDS Life Insurance Company of New York, American Partners Life Insurance Company, American Enterprise Life Insurance Company and American Centurion Life Assurance Company. IDS Life Insurance Company also owns IDS REO 1, LLC, IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments. IDS Life Insurance Company and its seven subsidiaries are referred to collectively in this Form 10-Q as "IDS Life".

     The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Annual Report on Form 10-K of IDS Life for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006.

     Certain reclassifications of prior period amounts have been made to conform to the current presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. IDS Life is currently evaluating the impact of SFAS No. 155 on IDS Life's consolidated results of operations and financial condition.

     On November 3, 2005, the FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 and FAS 124-1 are effective for reporting periods beginning after December 15, 2005. The effect of adopting FSP FAS 115-1 and FAS 124-1 on IDS Life's consolidated results of operations and financial condition was not material.

                         IDS LIFE INSURANCE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. IDS Life is currently evaluating the impact of SOP 05-1 on IDS Life's consolidated results of operations and financial condition.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The effect of adopting SFAS 154 on IDS Life's consolidated results of operations and financial condition was not material.

3.   SEPARATION OF AMERIPRISE FINANCIAL, INC.

     IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005, the American Express Company ("American Express") Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders ("the Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to IDS Life are significant to IDS Life. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

     During 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to IDS Life that it considered to be a reasonable reflection of separation costs benefiting IDS Life. Separation costs generally consist of allocated re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial. For the three months ended March 31, 2006, IDS Life incurred $24.6 million in separation costs.

                         IDS LIFE INSURANCE COMPANY

4.   INVESTMENT SECURITIES

     Gross realized gains and losses on sales of Available-for-Sale securities and other-than-temporary impairment losses on Available-for-Sale securities included in net realized gains and losses were as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                              ------------------------------------
                                                                    2006                  2005
                                                              ----------------       -------------
                                                                          (IN THOUSANDS)

     Gross realized gains from sales.........................     $    10,537         $     8,834
     Gross realized losses from sales........................          (5,172)             (8,094)
     Other-than-temporary impairments........................               -                (636)

5.   INCOME TAXES

     IDS Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in IDS Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. IDS Life's deferred tax assets include $231 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of IDS Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable IDS Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of March 31, 2006 and December 31, 2005.

6.   COMMITMENTS AND CONTINGENCIES

     At March 31, 2006 and December 31, 2005, IDS Life had commitments to fund mortgage loans on real estate of $94.6 million and $106.8 million, respectively.

     The SEC, the National Association of Securities Dealers and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements. IDS Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     IDS Life is involved in other proceedings concerning matters arising in connection with the conduct of its business activities. IDS Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material adverse impact on results of operations in any particular reporting period as the proceedings are resolved.

                         IDS LIFE INSURANCE COMPANY

7.   REGULATORY REQUIREMENTS

     IDS Life Insurance Company and its wholly-owned life insurance subsidiaries are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements, based on the most recent statutory risk-based capital filings for each of the life insurance entities are as follows:

                                                                                                         REGULATORY CAPITAL
                                                                     ACTUAL CAPITAL AS OF(a)                REQUIREMENT
                                                            ----------------------------------------     -----------------
                                                                  MARCH 31,           DECEMBER 31,           DECEMBER 31,
                                                                    2006                  2005                    2005
                                                            -------------------    -----------------     -----------------
                                                                                     (IN THOUSANDS)
     IDS Life Insurance Company..........................    $       3,376,810      $     3,270,285       $       750,975
     American Enterprise Life Insurance Company..........              585,731              583,303               125,285
     IDS Life Insurance Company of New York..............              254,712              246,001                39,880
     American Partners Life Insurance Company............               70,053               67,884                10,906
     American Centurion Life Assurance Company...........               64,058               61,748                12,654

     --------------
     (a) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with IDS Life Insurance Company's Consolidated Financial Statements and related notes presented in Item 1. IDS Life Insurance Company and its seven subsidiaries are referred to collectively in this Form 10-Q as "IDS Life". This discussion may contain forward-looking statements that reflect IDS Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." IDS Life believes it is useful to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006, as well as its current reports on Form 8-K and other publicly available information.

     IDS Life follows United States generally accepted accounting principles ("GAAP"), and the following discussion is presented on a consolidated basis consistent with GAAP.

     Management's narrative analysis of the results of operations is presented in lieu of MD&A, pursuant to General Instructions H(2) (a) of Form 10-Q.

     OVERVIEW

     IDS Life Insurance Company is a stock life insurance company with four wholly-owned operating subsidiaries: IDS Life Insurance Company of New York, American Partners Life Insurance Company, American Enterprise Life Insurance Company and American Centurion Life Assurance Company. IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial").

     o IDS Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. IDS Life Insurance Company issues insurance and annuity products.

     o American Enterprise Life Insurance Company ("American Enterprise Life") is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life issues fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers. (In past years, American Enterprise Life issued a nominal number of variable universal life contracts.)

     o American Partners Life Insurance Company ("American Partners Life") is a stock life insurance company domiciled in Arizona, which holds Certificates of Authority in the District of Columbia and all states except New York and New Hampshire. American Partners Life markets annuity products directly to customers, generally persons holding an American Express(R) Card.

     o IDS Life Insurance Company of New York ("IDS Life of New York") is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and North Dakota. IDS Life of New York issues insurance and annuity products.

     o American Centurion Life Assurance Company ("American Centurion Life") is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York, Alabama and Delaware. American Centurion Life issues fixed and variable annuity contracts primarily through financial institutions and independent broker-dealers. American Centurion Life also markets annuity products directly, generally to persons holding an American Express(R) Card.

     IDS Life Insurance Company also owns IDS REO 1, LLC, IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments.

     Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005 American Express Company ("American Express") announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders ("the Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to IDS Life are significant to IDS Life. The majority of such costs are expected to be incurred by December 31, 2006. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

     Overview

     Net income was $111.9 million for the three months ended March 31, 2006 compared to $125.5 million for the three months ended March 31, 2005. The decrease in net income primarily resulted from increases in separation costs, amortization of deferred acquisition costs ("DAC") and other insurance and operating expenses, as well as a decrease in net investment income, partially offset by higher mortality and expense risk and other fees and contractholder and policyholder charges.

     Revenues

     Disability income ("DI") and long-term care ("LTC") insurance premiums increased $3.0 million or 4% reflecting higher DI insurance in force levels.

     Net investment income decreased $14.3 million or 3% reflecting a decrease in the average yield and unfavorable mark-to market adjustments on options hedging guaranteed minimum withdrawal benefit ("GMWB") provisions, partially offset by favorable mark-to-market adjustments on trading securities, equity method investments in hedge funds and options hedging equity index annuities ("EIA"). The decrease also reflects $7.8 million in income in the first quarter of 2005 compared to $0.9 million in income in the first quarter of 2006 related to the liquidation of secured loan trusts. The impacts from options hedging EIA and GMWB were primarily offset in the interest credited to account values and death and other benefits for investment contracts and universal life-type insurance line items.

     Contractholder and policyholder charges increased $9.4 million or 7% reflecting an increase in the cost of insurance charges on variable universal life products, as well as an increase in surrender charges on annuities.

     Mortality and expense risk and other fees increased $31.5 million or 27% reflecting higher average values of separate account assets due to increased inflows and market appreciation.

     Net realized gain on investments was $5.8 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, $11.0 million of total investment gains were partially offset by $5.2 million of losses. Included in these total net investment gains and losses were $10.5 million of gross realized gains partially offset by $5.2 million of gross realized losses from sales of securities, classified as Available-for-Sale.

     For the three months ended March 31, 2005, $8.9 million of total investment gains were partially offset by $8.7 million of losses and impairments. Included in these total net investment gains and losses were $8.8 million of gross realized gains and $8.1 million of gross realized losses from sales of securities, as well as $0.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

     Benefits and Expenses

     Death and other benefits for traditional life insurance decreased $6.7 million or 55% reflecting lower claims volume.

     Death and other benefits for investment contracts and universal life-type insurance increased $4.7 million or 9% reflecting an increase in variable universal life benefits and increases in guaranteed minimum death benefit ("GMDB") reserves, partially offset by decreases in GMWB reserves.

     Increase in liabilities for future policy benefits for DI and LTC insurance increased $12.6 million or 42% reflecting a $5.1 million adjustment to the liabilities for incurred but not reported claims and unfavorable claims experience relative to the same period a year ago.

     Interest credited to account values decreased by $3.7 million or 1% primarily due to lower interest crediting rates and average accumulation values of annuities, partially offset by the effect of appreciation on equity indexed annuities linked to the S&P 500 Index in the first quarter of 2006 versus depreciation in the same period a year ago.

     Amortization of DAC increased to $105.3 million for the three months ended March 31, 2006 from $99.1 million for the three months ended March 31, 2005. The increase primarily reflects an adjustment to the unearned commission balance. Amortization of DAC associated with variable annuities was up only slightly in the first quarter of 2006 compared to the first quarter of 2005. Increased amortization consistent with strong growth of the variable annuity business was mostly offset by the impact of more favorable equity market conditions.

     Separation costs generally consist of allocated re-branding and marketing costs and costs to separate and reestablish technology platforms related to the separation and Distribution of Ameriprise Financial. During the quarter ended March 31, 2006, IDS Life incurred $24.6 million in separation costs.

     Other insurance and operating expenses increased $19.3 million or 14% primarily reflecting increased non-deferrable distribution costs, compensation costs and corporate overhead expenses.

     Income Taxes

     IDS Life's effective tax rate was 30% for the three months ended March 31, 2006 compared to 32% for the three months ended March 31, 2005. The decreased effective tax rate primarily reflects higher tax-advantaged items in the first quarter of 2006 compared to the same period a year ago.

     LIQUIDITY AND CAPITAL RESOURCES

     The liquidity requirements of IDS Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments, as well as capital contributions from Ameriprise Financial. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations. In connection with the separation, IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs. On April 5, 2006, IDS Life declared an extraordinary dividend of $100 million and has made the required advance notice to the Minnesota Department of Commerce, its primary state regulator. IDS Life received a response from the Minnesota Department of Commerce stating that they do not object to the payment of this dividend.

     At March 31, 2006 and December 31, 2005, IDS Life had outstanding reverse repurchase agreements totaling $5.0 million and $25.0 million, respectively. The reverse repurchase agreements are used strictly as short-term sources of funds.

     OTHER REPORTING MATTERS

     ACCOUNTING DEVELOPMENTS

     See Note 2 to the Consolidated Financial Statements.

     ITEM 4.  CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES
     IDS Life maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("the Exchange Act")) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission, including controls and procedures designed to ensure that this information is accumulated and communicated to IDS Life's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, IDS Life's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

     IDS Life's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of IDS Life's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, IDS Life's Chief Executive Officer and Chief Financial Officer have concluded that IDS Life's disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2006.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     American Express Company ("American Express") has historically provided a variety of corporate and other support services for Ameriprise Financial and its subsidiaries, including information technology, treasury, accounting, financial reporting, tax administration, human resources, marketing, legal, procurement and other services. American Express continues to provide Ameriprise Financial and its subsidiaries with some of these services pursuant to a transition services agreement for a transition period of up to two years following the Distribution. For the quarter ended December 31, 2005, IDS Life noted that many of these services performed by American Express had an impact on its financial reporting processes, which it considered a material change in its internal control over financial reporting. Since the quarter ended December 31, 2005, Ameriprise Financial has increased the staffing of its accounting and reporting functions and has taken steps to perform these functions on a basis independent from American Express. IDS Life considers this reduction in reliance on American Express to perform accounting and financial reporting related services a material change in its internal control over financial reporting.

     Other than the changes mentioned above, no other changes in IDS Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates have materially affected, or are reasonably likely to materially affect, IDS Life's internal control over financial reporting.

     FORWARD-LOOKING STATEMENTS
     This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to IDS Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact IDS Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation and outsourcing (including, among others, technologies operations); the ability to control and manage operating infrastructure, advertising and promotion expenses as business expands or changes; a downturn in IDS Life's businesses and/or negative changes in IDS Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; IDS Life's ability to improve investment performance, including attracting and retaining high-quality personnel, and reduce outflows of invested funds; IDS Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by IDS Life, and other fees received based on the value of those assets; IDS Life's ability to recover DAC, as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; the level of GMDB or living benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; IDS Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact IDS Life's borrowing costs, return on lending products and spreads in the insurance and annuity products; accuracy of estimates for the fair value of the assets in IDS Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on IDS Life's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; successfully cross-selling insurance and annuity products and services to Ameriprise Financial's customer base; lower than anticipated spreads in the insurance and annuity business; the type and the value of certain benefit features on variable annuity contracts; the affect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of the separation of Ameriprise Financial from American Express; the impact of reinsurance rates and the availability and adequacy of reinsurance; and competitive pressures in IDS Life's business. A further description of these and other risks and uncertainties can be found under "Item 1A - Risk Factors" and elsewhere in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2005, and its other reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

IDS LIFE INSURANCE COMPANY

Item 1.     Legal Proceedings

            The information set forth in Note 6 to Consolidated
            Financial Statements in Part I, Item 1 is incorporated herein by reference.

Item 1A.    Risk Factors

            There have been no material changes in the risk factors provided in Part I, Item 1A of IDS Life's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

Item 5.     Other Information

            None.

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

                                                IDS LIFE INSURANCE COMPANY
                                                --------------------------
                                                        (Registrant)






Date:  May 9, 2006                  By /s/ Mark E. Schwarzmann
                                       -----------------------------------
                                       Mark E. Schwarzmann
                                       Director, Chairman of the Board and
                                       Chief Executive Officer



Date:  May 9, 2006                  By /s/ Brian J. McGrane
                                       -----------------------------------
                                       Brian J. McGrane
                                       Executive Vice President and
                                       Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                                DESCRIPTION
-------       ----------------------------------------------------------------

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