Form 10-Q
period 2006-06-30
IDS LIFE INSURANCE CO
filed 2006-08-09
CIK 727892

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

|X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                     OR

|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

Former name, former address and former fiscal year, if changed since last report NOT APPLICABLE

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

                                                              Yes |_|  No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                         OUTSTANDING AT AUGUST 9, 2006
 -----------------------------------------     -----------------------------
  Common Stock (par value $30 per share)                 100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)
(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                          IDS LIFE INSURANCE COMPANY

                                  FORM 10-Q

                                    INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
Part I. Financial Information:

     Item 1.   Financial Statements

               Consolidated Balance Sheets - June 30, 2006 and December 31, 2005...................................    1

               Consolidated Statements of Income - Three months and six months ended June 30, 2006 and 2005........    2

               Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005.....................    3

               Consolidated Statements of Shareholder's Equity - Six months ended June 30, 2006 and 2005...........    4

               Notes to Consolidated Financial Statements..........................................................  5-8

     Item 2.   Management's Discussion and Analysis................................................................ 9-13

     Item 4.   Controls and Procedures.............................................................................   14

Part II.Other Information:

     Item 1.   Legal Proceedings...................................................................................   14

     Item 1A.  Risk Factors........................................................................................   14

     Item 6.   Exhibits............................................................................................   14

     Signatures....................................................................................................   15

     Exhibit Index.................................................................................................  E-1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          IDS LIFE INSURANCE COMPANY

                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                      JUNE 30,         DECEMBER 31,
                                                                                                        2006               2005
                                                                                                    ------------       ------------
ASSETS                                                                                               (UNAUDITED)
Investments:
Available-for-Sale:
   Fixed maturities, at fair value (amortized cost: 2006, $27,000,557; 2005, $27,817,021) ....      $ 26,123,018       $ 27,753,174
   Common and preferred stocks, at fair value (cost: 2006, $29,965; 2005, $13) ...............            29,573                 21
Mortgage loans on real estate, at cost (less allowance for loan losses: 2006, $37,347;
   2005, $41,347) ............................................................................         2,797,890          2,842,362
Policy loans .................................................................................           622,459            605,212
Trading securities and other investments .....................................................           406,137            547,668
                                                                                                    ------------       ------------
  Total investments ..........................................................................        29,979,077         31,748,437

Cash and cash equivalents ....................................................................            48,172            233,589
Reinsurance recoverables .....................................................................         1,042,741            982,521
Amounts due from brokers .....................................................................             6,349              4,166
Other accounts receivable ....................................................................            54,550             62,930
Accrued investment income ....................................................................           325,313            328,567
Deferred acquisition costs ...................................................................         4,240,902          4,035,879
Deferred sales inducement costs ..............................................................           419,792            370,166
Deferred income tax assets, net ..............................................................           194,584                 --
Other assets .................................................................................           259,249            220,371
Separate account assets ......................................................................        41,788,456         37,929,960
                                                                                                    ------------       ------------
  Total assets ...............................................................................      $ 78,359,185       $ 75,916,586
                                                                                                    ============       ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Future policy benefits:
   Fixed annuities ...........................................................................      $ 24,801,082       $ 26,126,068
   Variable annuity guarantees ...............................................................            12,460             29,550
   Universal life insurance ..................................................................         3,692,498          3,711,628
   Traditional life insurance ................................................................           314,594            298,479
   Disability income and long-term care insurance ............................................         2,270,494          2,145,969
Policy claims and other policyholders' funds .................................................           102,139             90,233
Amounts due to brokers .......................................................................           200,922             31,772
Deferred income tax liabilities, net .........................................................                --              9,099
Other liabilities ............................................................................           358,285            381,938
Separate account liabilities .................................................................        41,788,456         37,929,960
                                                                                                    ------------       ------------
  Total liabilities ..........................................................................        73,540,930         70,754,696
                                                                                                    ------------       ------------
Shareholder's equity:
Common shares, $30 par value;
    100,000 shares authorized, issued and outstanding ........................................             3,000              3,000
Additional paid-in capital ...................................................................         2,020,388          2,020,388
Retained earnings ............................................................................         3,390,402          3,269,206
Accumulated other comprehensive loss, net of tax .............................................          (595,535)          (130,704)
                                                                                                    ------------       ------------
  Total shareholder's equity .................................................................         4,818,255          5,161,890
                                                                                                    ------------       ------------
  Total liabilities and shareholder's equity .................................................      $ 78,359,185       $ 75,916,586
                                                                                                    ============       ============

               See Notes to Consolidated Financial Statements.

                          IDS LIFE INSURANCE COMPANY

                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                (in thousands)

                                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                   JUNE 30,                         JUNE 30,
                                                                          --------------------------      --------------------------
                                                                              2006           2005            2006             2005
                                                                          ----------      ----------      ----------      ----------
REVENUES
   Premiums:
     Traditional life insurance ....................................      $   18,162      $   19,267      $   36,326      $   36,757
     Disability income and long-term care insurance ................          77,567          72,776         151,910         144,119
                                                                          ----------      ----------      ----------      ----------
         Total premiums ............................................          95,729          92,043         188,236         180,876

   Net investment income ...........................................         416,180         422,922         860,655         881,710
   Contractholder and policyholder charges .........................         173,425         142,757         325,833         285,814
   Mortality and expense risk and other fees .......................         153,849         108,390         300,121         223,168
   Net realized investment gains ...................................           4,976          37,645          10,815          37,839
                                                                          ----------      ----------      ----------      ----------

         Total revenues ............................................         844,159         803,757       1,685,660       1,609,407
                                                                          ----------      ----------      ----------      ----------

BENEFITS AND EXPENSES
   Death and other benefits:
     Traditional life insurance ....................................           7,079           8,511          12,497          20,580
     Investment contracts and universal life-type insurance ........          69,786          66,437         127,109         118,724
     Disability income and long-term care insurance ................          19,847          19,022          40,595          36,199
   Increase in liabilities for future policy benefits:
     Traditional life insurance ....................................           2,911           1,472           2,692           2,410
     Disability income and long-term care insurance ................          31,278          29,969          73,449          59,566
   Interest credited to account values .............................         264,626         280,359         533,867         553,621
   Amortization of deferred acquisition costs ......................         104,507          98,193         209,792         197,275
   Separation costs ................................................          30,785          25,772          55,392          25,772
   Other insurance and operating expenses ..........................         159,780         148,171         316,634         285,695
                                                                          ----------      ----------      ----------      ----------

         Total benefits and expenses ...............................         690,599         677,906       1,372,027       1,299,842
                                                                          ----------      ----------      ----------      ----------

Income before income tax provision .................................         153,560         125,851         313,633         309,565
Income tax provision ...............................................          44,263          34,387          92,437          92,560
                                                                          ----------      ----------      ----------      ----------

Net income .........................................................      $  109,297      $   91,464      $  221,196      $  217,005
                                                                          ==========      ==========      ==========      ==========

               See Notes to Consolidated Financial Statements.

                          IDS LIFE INSURANCE COMPANY

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                                            SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                    -------------------------------
                                                                                                        2006                2005
                                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................................................        $   221,196         $   217,005
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred acquisition costs ...............................................            209,792             197,275
  Amortization of deferred sales inducement costs ..........................................             23,951              20,206
  Capitalization of deferred acquisition costs .............................................           (341,599)           (303,430)
  Capitalization of deferred sales inducement costs ........................................            (60,732)            (46,064)
  Premium and discount amortization on Available-for-Sale and other securities .............             37,599              46,370
  Deferred income taxes ....................................................................             46,612              39,900
  Policyholder and contractholder charges, non-cash ........................................           (109,338)           (115,827)
  Net realized investment gains ............................................................            (10,815)            (37,839)
  Net realized gain on trading securities and equity method investments in hedge funds .....            (28,531)             (4,962)
Change in operating assets and liabilities:
  Trading securities and equity method investments in hedge funds, net .....................            182,057             116,791
  Future policy benefits for traditional life, disability income and long-term care
     insurance .............................................................................            140,640             119,236
  Policy claims and other policyholders' funds .............................................             11,906               9,771
  Policy loans, excluding universal life-type insurance:
     Repayment .............................................................................             17,553              18,265
     Issuance ..............................................................................            (19,416)            (18,500)
  Reinsurance recoverables .................................................................            (60,220)            (71,548)
  Other accounts receivable ................................................................              8,380              (4,999)
  Accrued investment income ................................................................              3,254              13,021
  Other assets and liabilities, net ........................................................            (91,862)             47,587
                                                                                                    -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................................            180,427             242,258
                                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Proceeds from sales ......................................................................            926,510           1,907,590
  Maturities, sinking fund payments and calls ..............................................          1,081,838             887,324
  Purchases ................................................................................         (1,245,802)         (2,458,636)
Other investments, excluding policy loans:
  Proceeds from sales, maturities, sinking fund payments and calls .........................            243,879             308,521
  Purchases ................................................................................           (211,554)           (227,876)
Change in amounts due to and from brokers, net .............................................            166,967              47,033
Change in restricted cash ..................................................................                 --             327,511
                                                                                                    -----------         -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES ..................................................            961,838             791,467
                                                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Activity related to investment contracts and universal life-type insurance:
  Considerations received ..................................................................            651,682             883,552
  Interest credited to account values ......................................................            533,867             553,621
  Surrenders and other benefits ............................................................         (2,397,847)         (1,578,649)
Universal life-type insurance policy loans:
  Repayment ................................................................................             47,866              46,477
  Issuance .................................................................................            (63,250)            (50,771)
Cash dividend to Ameriprise Financial, Inc. ................................................           (100,000)                 --
                                                                                                    -----------         -----------
NET CASH USED IN FINANCING ACTIVITIES ......................................................         (1,327,682)           (145,770)
                                                                                                    -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................           (185,417)            887,955
Cash and cash equivalents at beginning of period ...........................................            233,589             131,427
                                                                                                    -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................        $    48,172         $ 1,019,382
                                                                                                    ===========         ===========

Supplemental Disclosures:
  Income taxes paid, net ...................................................................        $    85,559         $    99,798
  Interest paid on borrowings ..............................................................        $       589         $        63

               See Notes to Consolidated Financial Statements.

                          IDS LIFE INSURANCE COMPANY

         CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                   SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                (in thousands)

                                                                                                    ACCUMULATED
                                                                  ADDITIONAL                           OTHER
                                                   COMMON           PAID-IN          RETAINED      COMPREHENSIVE
                                                   SHARES           CAPITAL          EARNINGS       INCOME (LOSS)         TOTAL
                                                 -----------      -----------      -----------     --------------      -----------
BALANCES AT DECEMBER 31, 2004 .............      $     3,000      $ 1,370,388      $ 3,190,474       $   341,693       $ 4,905,555

Comprehensive income:
   Net income .............................                                            217,005                             217,005
   Unrealized holding losses on
     securities, net ......................                                                              (18,656)          (18,656)
   Unrealized derivative losses, net ......                                                               (8,008)           (8,008)
                                                                                                                       -----------
Total comprehensive income ................                                                                                190,341
                                                 -----------      -----------      -----------       -----------       -----------

BALANCES AT JUNE 30, 2005 .................      $     3,000      $ 1,370,388      $ 3,407,479       $   315,029       $ 5,095,896
                                                 ===========      ===========      ===========       ===========       ===========

BALANCES AT DECEMBER 31, 2005 .............      $     3,000      $ 2,020,388      $ 3,269,206       $  (130,704)      $ 5,161,890

Comprehensive loss:
   Net income .............................                                            221,196                             221,196
   Unrealized holding losses on
     securities, net ......................                                                             (468,102)         (468,102)
   Unrealized derivative gains, net .......                                                                3,271             3,271
                                                                                                                       -----------
Total comprehensive loss ..................                                                                               (243,635)
Cash dividend to Ameriprise Financial, Inc.                                           (100,000)                           (100,000)
                                                 -----------      -----------      -----------       -----------       -----------

BALANCES AT JUNE 30, 2006 .................      $     3,000      $ 2,020,388      $ 3,390,402       $  (595,535)      $ 4,818,255
                                                 ===========      ===========      ===========       ===========       ===========

               See Notes to Consolidated Financial Statements.

                          IDS LIFE INSURANCE COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying Consolidated Financial Statements include the accounts of IDS Life Insurance Company and companies in which it directly or indirectly has a controlling financial interest. All material intercompany transactions and balances between or among IDS Life Insurance Company and its subsidiaries and affiliates have been eliminated in consolidation. IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). IDS Life Insurance Company is a stock life insurance company with four wholly-owned operating subsidiaries: IDS Life Insurance Company of New York, American Partners Life Insurance Company, American Enterprise Life Insurance Company and American Centurion Life Assurance Company. IDS Life Insurance Company also owns IDS REO 1, LLC; IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments. IDS Life Insurance Company and its seven subsidiaries are referred to collectively in this Form 10-Q as "IDS Life".

      The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of IDS Life for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006.

      Certain reclassifications of prior period amounts have been made to conform to the current presentation.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to recognize and measure a tax position taken or expected to be taken in a tax return. The first step is to determine whether a tax position has met the more-likely-than -not recognition threshold and the second step is to measure a tax position that meets the threshold to determine the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. IDS Life is currently evaluating the impact of FIN 48 on IDS Life's consolidated financial condition and results of operations.

      In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. It also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. IDS Life is currently evaluating the impact of SFAS No. 155 on IDS Life's consolidated financial condition and results of operations.

                          IDS LIFE INSURANCE COMPANY

2.    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. IDS Life is currently evaluating the impact of SOP 05-1 on IDS Life's consolidated financial condition and results of operations.

3.    SEPARATION OF AMERIPRISE FINANCIAL, INC.

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

      During 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to IDS Life that it considered to be a reasonable reflection of separation costs benefiting IDS Life. Separation costs incurred during the first half of 2006 primarily related to marketing and rebranding and technology costs, while separation costs in 2005 were primarily comprised of marketing and rebranding, technology costs and advisor and other retention programs. Net income includes separation costs of $30.8 million and $25.8 million for the three months ended June 30, 2006 and 2005, respectively, and $55.4 million and $25.8 million for the six months ended June 30, 2006 and 2005, respectively.

4.    INVESTMENTS

      The following is a summary of Available-for-Sale securities by type for the periods indicated:

                                                                                  GROSS            GROSS
                                                                                UNREALIZED       UNREALIZED
                                                               AMORTIZED        INVESTMENT       INVESTMENT           FAIR
      JUNE 30, 2006                                               COST             GAINS            LOSSES            VALUE
                                                               -----------      -----------      -----------       -----------
                                                                                      (IN THOUSANDS)
      Fixed maturities:
      Corporate debt securities .........................      $12,842,265      $    80,108      $  (515,246)      $12,407,127
      Mortgage and other asset-backed securities ........       10,335,156           17,341         (363,004)        9,989,493
      Foreign corporate bonds and obligations ...........        3,257,576           30,400         (132,558)        3,155,418
      U.S. government and agencies obligations ..........          296,227           10,248           (9,616)          296,859
      State and municipal obligations ...................          149,165            1,553           (6,951)          143,767
      Foreign government bonds and obligations ..........          117,773           10,524             (338)          127,959
      Structured investments (a) ........................            2,395               --               --             2,395
                                                               -----------      -----------      -----------       -----------
      Total fixed maturities ............................       27,000,557          150,174       (1,027,713)       26,123,018
      Preferred and common stocks .......................           29,965                7             (399)           29,573
                                                               -----------      -----------      -----------       -----------
      Total .............................................      $27,030,522      $   150,181      $(1,028,112)      $26,152,591
                                                               ===========      ===========      ===========       ===========

      (a)   Includes unconsolidated collateralized debt obligations.

                                                                                  GROSS            GROSS
                                                                                UNREALIZED       UNREALIZED
                                                               AMORTIZED        INVESTMENT       INVESTMENT           FAIR
      DECEMBER 31, 2005                                           COST             GAINS            LOSSES            VALUE
                                                               -----------      -----------      -----------       -----------
                                                                                      (IN THOUSANDS)
      Fixed maturities:
      Corporate debt securities .........................      $13,318,636      $   208,577      $  (198,774)      $13,328,439
      Mortgage and other asset-backed securities ........       10,804,984           45,531         (158,784)       10,691,731
      Foreign corporate bonds and obligations ...........        3,148,534           67,097          (54,721)        3,160,910
      U.S. government and agencies obligations ..........          300,337           16,207           (5,282)          311,262
      State and municipal obligations ...................          114,165            2,756           (3,262)          113,659
      Foreign government bonds and obligations ..........          127,912           16,922             (114)          144,720
      Structured investments (a) ........................            2,453               --               --             2,453
                                                               -----------      -----------      -----------       -----------
      Total  fixed maturities ...........................       27,817,021          357,090         (420,937)       27,753,174
      Preferred and common stocks .......................               13                8               --                21
                                                               -----------      -----------      -----------       -----------
      Total .............................................      $27,817,034      $   357,098      $  (420,937)      $27,753,195
                                                               ===========      ===========      ===========       ===========

      (a)   Includes unconsolidated collateralized debt obligations.

      The majority of the gross unrealized investment losses related to corporate debt securities and substantially all of the gross unrealized investment losses related to mortgage and other asset-backed securities was attributable to changes in interest rates. A portion of the gross unrealized investment losses, particularly related to corporate debt securities, was also attributable to credit spreads and specific issuer credit events.

      Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on
      Available-for-Sale securities included in net realized investment gains were as follows:

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                               ----------------------------      ----------------------------
                                                                   2006             2005             2006             2005
                                                               -----------      -----------      -----------      -----------
                                                                                      (IN THOUSANDS)
      Gross realized investment gains ....................     $     9,440      $    63,529      $    19,977      $    72,363
      Gross realized investment losses ...................          (4,096)         (24,153)          (9,268)         (32,247)
      Other-than-temporary impairments ...................              --               --               --             (636)

                          IDS LIFE INSURANCE COMPANY

5.    LINES OF CREDIT

      Effective June 30, 2006, IDS Life has available a committed line of credit with Ameriprise Financial aggregating $200 million. The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points. There were no amounts outstanding on this line of credit at June 30, 2006.

6.    INCOME TAXES

      IDS Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in IDS Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. IDS Life's deferred tax assets include $231 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of IDS Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable IDS Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of June 30, 2006 and December 31, 2005.

7.    COMMITMENTS AND CONTINGENCIES

      At June 30, 2006 and December 31, 2005, IDS Life had commitments to fund mortgage loans on real estate of $111.7 million and $106.8 million, respectively.

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

IDS Life follows U.S. generally accepted accounting principles ("GAAP"), and the following discussion is presented on a consolidated basis consistent with GAAP.

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

o American Enterprise Life Insurance Company ("American Enterprise Life") is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life provides RiverSource branded financial products and wholesaling services to support its annuity operations. American Enterprise Life issues variable and fixed annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. In past years, American Enterprise Life issued a nominal number of variable universal life contracts.

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

IDS Life Insurance Company also owns IDS REO 1, LLC; IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments.

Prior to August 1, 2005, Ameriprise Financial was referred to as American Express Financial Corporation. On February 1, 2005, American Express Company ("American Express") announced its intention to pursue the disposition of 100% of its shareholdings in what is now Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and distribution of common shares to American Express shareholders ("the Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to IDS Life are significant to IDS Life. The majority of such costs are expected to be incurred by December 31, 2006. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Overview

Net income was $221.2 million for the six months ended June 30, 2006 compared to $217.0 million for the six months ended June 30, 2005. The increase in net income primarily reflects increases in mortality and expense risk and other fees and contractholder and policyholder charges, as well as a decrease in interest credited, partially offset by lower net realized gain on investments and net investment income and higher other insurance and operating expense and separation costs.

Revenues

Premiums for disability income ("DI") and long-term care ("LTC") insurance increased $7.8 million or 5% reflecting higher DI insurance in force levels.

Net investment income decreased $21.1 million or 2% reflecting a decrease in both the average yield and in the average level of invested assets, as well as unfavorable mark-to-market adjustments on derivatives economically hedging guaranteed minimum withdrawal benefit ("GMWB") provisions. The lower level of invested assets is primarily a result of declining fixed annuity account values. The decrease in net investment income also reflects a reduction in income in 2006 compared to 2005 related to the liquidation of secured loan trusts. These changes were partially offset by favorable mark-to-market adjustments on both equity method investments in hedge funds and derivatives economically hedging equity index annuities ("EIA") and lower losses related to other derivatives. The impacts from derivatives economically hedging EIA and GMWB were primarily offset in the interest credited to account values and death and other benefits for investment contracts and universal life-type insurance line items, respectively.

Contractholder and policyholder charges increased $40.0 million or 14% including $17.9 million from recognizing previously deferred cost of insurance revenues and an increase in the cost of insurance charges on variable universal life products and charges for variable annuity GMWB provisions.

Mortality and expense risk and other fees increased $77.0 million or 34% reflecting higher average values of separate account assets due to increased inflows and market appreciation.

Net realized investment gains were $10.8 million for the six months ended June 30, 2006 compared to $37.8 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, $20.5 million of gross realized investment gains were partially offset by $9.7 million of losses. Included in these total net investment gains and losses were $20.0 million of gross realized investment gains, partially offset by $9.3 million of gross realized investment losses, classified as Available-for-Sale.

For the six months ended June 30, 2005, $72.5 million of gross realized investment gains were partially offset by $34.7 million of losses and impairments. Included in these total net investment gains and losses were $72.4 million of gross realized investment gains partially offset by $32.2 million of gross realized investment losses, as well as $0.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized investment gains classified as Available-for-Sale for the six months ended June 30, 2005 were gross realized investment gains and losses of $39.2 million and $14.3 million, respectively, related to the sale of all of IDS Life's retained interest in a collateralized debt obligation securitization trust.

Benefits and Expenses

Death and other benefits for traditional life insurance decreased $8.1 million or 39% reflecting lower claims volume.

Death and other benefits for investment contracts and universal life-type insurance increased $8.4 million or 7% reflecting a net increase in guaranteed minimum death benefit ("GMDB") costs of $15.5 million, $13.8 million of additional claims expense, including $6.9 million in connection with the recognition of the previously deferred cost of insurance revenues discussed previously, higher sales inducement costs of $5.3 million and other increases in costs and benefits of $10.4 million, partially offset by a net decrease in GMWB costs of $36.6 million.

Benefits for DI and LTC insurance increased $4.4 million or 12% reflecting unfavorable claims experience relative to the same period a year ago.

Increase in liabilities for future policy benefits for DI and LTC insurance increased $13.9 million or 23% including a $5.1 million adjustment to the liabilities for incurred but not reported claims.

Interest credited to account values decreased by $19.8 million or 4% primarily due to lower interest crediting rates and lower average accumulation values of annuities, partially offset by the effect of appreciation on equity indexed annuities linked to the S&P 500 Index in 2006 versus depreciation in the same period a year ago.

Amortization of deferred acquisition costs ("DAC") increased to $209.8 million for the six months ended June 30, 2006 from $197.3 million for the six months ended June 30, 2005. Continued strong growth in variable annuity products and the associated DAC balance resulted in increased DAC amortization. DAC amortization also increased as a result of an adjustment of $4.7 million to the unearned commission balance. Partially offsetting these increases, in connection with recognizing the deferred cost of insurance revenues, the related claim liabilities and other outstanding claim liabilities were included in the calculation of estimated gross profits for variable universal life/universal life resulting in a $5.1 million reduction to DAC amortization.

During the six months ended June 30, 2006 and 2005, IDS Life incurred $55.4 million and $25.8 million, respectively, in separation costs. Separation costs incurred during the first half of 2006 primarily related to marketing and rebranding and technology costs, while separation costs in 2005 were primarily comprised of marketing and rebranding, technology costs and advisor and other retention programs.

Other insurance and operating expenses increased $30.9 million or 11% primarily reflecting increased business reinvestment initiatives, compensation costs and corporate overhead expenses, as well as increased non-deferrable distribution costs, due in part to higher variable annuity sales.

Income Taxes

IDS Life's effective tax rate was 29% for the six months ended June 30, 2006 compared to 30% for the six months ended June 30, 2005. The lower effective tax rate primarily reflects higher tax-advantaged items compared to pretax income in the six months of 2006 compared to the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of IDS Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments, as well as capital contributions from Ameriprise Financial. The primary uses of funds are surrenders and other benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations. In connection with the separation, IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs. On May 15, 2006, IDS Life paid an extraordinary dividend of $100 million to Ameriprise Financial. Prior to the payment of this dividend, IDS Life made the required advance notice to the Minnesota
Department of Commerce, its primary state regulator, and received a response from them stating that they did not object to the payment of this dividend.
IDS Life of New York and American Centurion Life paid dividends to IDS Life Insurance Company on June 19, 2006 of $23 million and $2 million, respectively.

Effective June 30, 2006, IDS Life has available a committed line of credit with Ameriprise Financial aggregating $200 million. At June 30, 2006 there were no amounts outstanding on this line of credit. At June 30, 2006 and December 31, 2005, IDS Life had outstanding reverse repurchase agreements totaling $106.4 million and $25.0 million, respectively. Both the line of credit and reverse repurchase agreements are used strictly as short-term sources of funds.

IDS Life Insurance Company and its wholly-owned life insurance subsidiaries are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements, based on the most recent statutory risk-based capital filings for each of the life insurance entities, are as follows:

                                                                                                 REGULATORY CAPITAL
                                                              ACTUAL CAPITAL AS OF (a)               REQUIREMENT
                                                        -----------------------------------      ------------------
                                                           JUNE 30,            DECEMBER 31,          DECEMBER 31,
                                                             2006                  2005                 2005
                                                        --------------        -------------      ------------------
                                                                             (IN THOUSANDS)
IDS Life Insurance Company..........................    $    3,382,370        $  3,270,285          $    750,975
American Enterprise Life Insurance Company..........           565,009             583,303               125,285
IDS Life Insurance Company of New York..............           239,052             246,001                39,880
American Partners Life Insurance Company............            73,199              67,884                10,906
American Centurion Life Assurance Company...........            65,167              61,748                12,654

(a) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to IDS Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact IDS Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation and outsourcing (including, among others, technologies operations); the ability to control and manage operating infrastructure, advertising and promotion expenses as business expands or changes; the ability to attract and retain high-quality personnel; a downturn in IDS Life's businesses and/or negative changes in IDS Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; IDS Life's ability to improve investment performance and reduce outflows of invested funds; IDS Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by IDS Life, and other fees received based on the value of those assets; IDS Life's ability to recover DAC, as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; the level of GMDB or living benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; IDS Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact IDS Life's borrowing costs, return on lending products and spreads in the insurance and annuity products; accuracy of estimates for the fair value of the assets in IDS Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on IDS Life's businesses and infrastructure, including information technology, terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; successfully cross-selling insurance and annuity products and services to Ameriprise Financial's customer base; lower than anticipated spreads in the insurance and annuity business; the type and the value of certain benefit features on variable annuity contracts; the effect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of the separation of Ameriprise Financial from American Express; the impact of reinsurance rates and the availability and adequacy of reinsurance; and competitive pressures in IDS Life's business. A further description of these and other risks and uncertainties can be found under "Item 1A - Risk Factors" and elsewhere in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006 and its other reports filed with the Securities and Exchange Commission.

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

IDS Life's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of IDS Life's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, IDS Life's Chief Executive Officer and Chief Financial Officer have concluded that IDS Life's disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in IDS Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, IDS Life's internal control over financial reporting.

PART II . OTHER INFORMATION

Item 1.     Legal Proceedings

            The information set forth in Note 7 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

Item 1A.    Risk Factors

            There have been no material changes in the risk factors provided in Part I, Item 1A of IDS Life's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

Item 6.     Exhibits

            The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under "Exhibit Index," which is incorporated herein by reference.

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

                                    IDS LIFE INSURANCE COMPANY
                                    --------------------------
                                            (Registrant)


Date: August 9, 2006                By  /s/ Mark E. Schwarzmann
                                        ------------------------------------
                                        Mark E. Schwarzmann
                                        Director, Chairman of the Board and
                                        Chief Executive Officer


Date: August 9, 2006                By  /s/ Brian J. McGrane
                                        ------------------------------------
                                        Brian J. McGrane
                                        Executive Vice President and
                                        Chief Financial Officer

                                EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                                 DESCRIPTION
---------     --------------------------------------------------------------

*  31.1       Certification of Mark E. Schwarzmann pursuant to Rule 13a-14(a)
              promulgated under the Securities Exchange Act of 1934, as amended.

*  31.2       Certification of Brian J. McGrane pursuant to Rule 13a-14(a)
              promulgated under the Securities Exchange Act of 1934, as amended.

*  32.1       Certification of Mark E. Schwarzmann and Brian J. McGrane
              pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed electronically herewith.