Form 10-Q
period 2006-09-30
IDS LIFE INSURANCE CO
filed 2006-11-07
CIK 727892

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      OR

         | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO
                                            -----------    ------------

                        COMMISSION FILE NUMBER 33-28976

                          IDS LIFE INSURANCE COMPANY
            (Exact name of registrant as specified in its charter)

            MINNESOTA                                  41-0823832
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

55 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                 55474
       (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (612) 671-3131

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

                                                                 Yes |X| No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer | |   Accelerated filer | |   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                        OUTSTANDING AT NOVEMBER 7, 2006
--------------------------------------        -------------------------------
Common Stock (par value $30 per share)               100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                          IDS LIFE INSURANCE COMPANY

                                   FORM 10-Q

                                     INDEX
                                                                        PAGE NO.

Part I.  Financial Information:

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - September 30, 2006 and
                   December 31, 2005.....................................     1

                   Consolidated Statements of Income - Three Months and
                   Nine Months Ended September 30, 2006 and 2005.........     2

                   Consolidated Statements of Cash Flows - Nine Months
                   Ended September 30, 2006 and 2005.....................     3

                   Consolidated Statements of Shareholder's Equity - Nine
                   Months Ended September 30, 2006 and 2005..............     4

                   Notes to Consolidated Financial Statements............  5-10

         Item 2.   Management's Discussion and Analysis.................. 11-16

         Item 4.   Controls and Procedures...............................    17

Part II. Other Information:

         Item 1.   Legal Proceedings.....................................    17

         Item 1A.  Risk Factors..........................................    17

         Item 6.   Exhibits..............................................    17

         Signatures......................................................    18

         Exhibit Index...................................................   E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                   IDS LIFE INSURANCE COMPANY

                                                   CONSOLIDATED BALANCE SHEETS
                                              (in thousands, except share amounts)
                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                 2006                2005
                                                                                          -----------------    -----------------
                                                                                             (UNAUDITED)

ASSETS
Investments:
Available-for-Sale:
   Fixed maturities, at fair value (amortized cost: 2006, $25,995,183;
   2005, $27,817,021)...................................................................    $  25,689,856        $  27,753,174
   Common and preferred stocks, at fair value (cost: 2006, $29,965; 2005, $13)..........           31,024                   21
Mortgage loans on real estate, at cost (less allowance for loan losses: 2006, $37,347;
   2005, $41,347).......................................................................        2,793,393            2,842,362
Policy loans............................................................................          634,988              605,212
Trading securities and other investments................................................          294,732              547,668
                                                                                          -----------------    -----------------
  Total investments.....................................................................       29,443,993           31,748,437

Cash and cash equivalents...............................................................          238,650              272,562
Reinsurance recoverables................................................................        1,104,073              982,521
Amounts due from brokers................................................................           15,613                4,166
Other accounts receivable...............................................................           74,986               62,930
Accrued investment income...............................................................          326,143              328,567
Deferred acquisition costs..............................................................        4,330,320            4,035,879
Deferred sales inducement costs.........................................................          431,732              370,166
Other assets............................................................................          287,091              220,371
Separate account assets.................................................................       44,650,399           37,929,960
                                                                                          -----------------    -----------------
  Total assets..........................................................................    $  80,903,000       $  75,955,559
                                                                                          =================    =================
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Future policy benefits..................................................................    $  30,322,140        $  32,311,694
Policy claims and other policyholders' funds............................................          103,834               90,233
Amounts due to brokers..................................................................           98,371               31,772
Deferred income tax liabilities, net....................................................           77,713                9,099
Other liabilities.......................................................................          423,938              420,911
Separate account liabilities............................................................       44,650,399           37,929,960
                                                                                          -----------------    -----------------
  Total liabilities.....................................................................       75,676,395           70,793,669
                                                                                          -----------------    -----------------
Shareholder's equity:
Common shares, $30 par value;
    100,000 shares authorized, issued and outstanding...................................            3,000                3,000
Additional paid-in capital..............................................................        2,020,388            2,020,388
Retained earnings.......................................................................        3,418,133            3,269,206
Accumulated other comprehensive loss, net of tax........................................         (214,916)            (130,704)
                                                                                          -----------------    -----------------
  Total shareholder's equity............................................................        5,226,605            5,161,890
                                                                                          -----------------    -----------------
  Total liabilities and shareholder's equity............................................    $  80,903,000        $  75,955,559
                                                                                          =================    =================

                                        See Notes to Consolidated Financial Statements.

                                                    IDS LIFE INSURANCE COMPANY

                                         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                          (in thousands)

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                               --------------------------------    -------------------------------
                                                                     2006            2005                 2006           2005
                                                               --------------  ----------------    ---------------  --------------
REVENUES
   Premiums:
     Traditional life insurance...............................  $     18,189    $       15,933      $      54,515    $     52,690
     Disability income and long-term care insurance...........        90,367            74,310            242,277         218,429
                                                               --------------  ----------------    ---------------  --------------
         Total premiums.......................................       108,556            90,243            296,792         271,119

   Net investment income......................................       392,871           461,450          1,253,526       1,343,160
   Contractholder and policyholder charges....................       155,388           145,477            481,221         431,291
   Mortality and expense risk and other fees..................       157,887           125,559            458,008         348,727
   Net realized investment gains..............................        13,535             8,070             24,350          45,909
                                                               --------------  ----------------    ---------------  --------------

         Total revenues.......................................       828,237           830,799          2,513,897       2,440,206
                                                               --------------  ----------------    ---------------  --------------

BENEFITS AND EXPENSES
   Death and other benefits:
     Traditional life insurance...............................         8,805            10,144             21,302          30,724
     Investment contracts and universal life-type insurance...        62,815            49,453            189,924         168,177
     Disability income and long-term care insurance...........        20,919            18,895             61,514          55,094
   Increase (decrease) in liabilities for future
    policy benefits:
     Traditional life insurance...............................        (2,407)              517                285           2,927
     Disability income and long-term care insurance...........        33,105            49,200            106,554         108,766
   Interest credited to account values........................       260,879           278,623            794,746         832,244
   Amortization of deferred acquisition costs.................        64,384            24,543            274,176         221,818
   Separation costs...........................................        35,574            38,915             90,966          64,687
   Other insurance and operating expenses.....................       155,664           152,414            472,298         438,109
                                                               --------------  ----------------    ---------------  --------------

         Total benefits and expenses..........................       639,738           622,704          2,011,765       1,922,546
                                                               --------------  ----------------    ---------------  --------------

Income before income tax provision............................       188,499           208,095            502,132         517,660
Income tax provision..........................................        60,768            83,024            153,205         175,584
                                                               --------------  ----------------    ---------------  --------------

Net income....................................................  $    127,731    $      125,071      $     348,927    $    342,076
                                                               ==============  ================    ===============  ==============

                                         See Notes to Consolidated Financial Statements.

                                                IDS LIFE INSURANCE COMPANY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      (in thousands)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                        ----------------------------------
                                                                                              2006               2005
                                                                                         --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................................    $   348,927        $   342,076
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred acquisition costs..........................................        274,176            221,818
  Amortization of deferred sales inducement costs.....................................         37,806             27,727
  Capitalization of deferred acquisition costs........................................       (513,565)          (468,397)
  Capitalization of deferred sales inducement costs...................................        (92,368)           (72,911)
  Premium and discount amortization on Available-for-Sale and other securities........         56,871             66,363
  Deferred income taxes...............................................................        113,960            116,423
  Policyholder and contractholder charges, non-cash...................................       (163,071)          (175,430)
  Net realized investment gains.......................................................        (24,350)           (45,909)
  Net realized gain on trading securities and equity method investments in hedge funds         (9,513)           (19,236)
Change in operating assets and liabilities:
  Trading securities and equity method investments in hedge funds, net................        254,511            187,944
  Future policy benefits for traditional life, disability income and long-term care
     insurance........................................................................        206,567            169,463
  Policy claims and other policyholders' funds........................................         13,601             13,261
  Policy loans, excluding universal life-type insurance:
     Repayment........................................................................         26,124             27,239
     Issuance.........................................................................        (31,080)           (29,061)
  Reinsurance recoverables............................................................       (121,552)           (66,355)
  Other accounts receivable...........................................................        (12,056)            (9,706)
  Accrued investment income...........................................................          2,424             14,266
  Other assets and liabilities, net...................................................       (206,467)           121,347
                                                                                         --------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................        160,945            420,922
                                                                                         --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Proceeds from sales.................................................................      1,604,637          2,394,030
  Maturities, sinking fund payments and calls.........................................      1,477,499          1,527,979
  Purchases...........................................................................     (1,319,199)        (4,065,968)
Other investments, excluding policy loans:
  Proceeds from sales, maturities, sinking fund payments and calls....................        390,751            501,096
  Purchases...........................................................................       (333,712)          (419,774)
Change in amounts due to and from brokers, net........................................         55,152            (61,285)
Change in restricted cash.............................................................              -            535,821
                                                                                         --------------     --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES.............................................      1,875,128            411,899
                                                                                         --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Activity related to investment contracts and universal life-type insurance:
  Considerations received.............................................................        980,107          1,227,285
  Interest credited to account values.................................................        794,746            832,244
  Surrenders and other benefits.......................................................     (3,620,018)        (2,449,625)
Universal life-type insurance policy loans:
  Repayment...........................................................................         71,329             71,228
  Issuance............................................................................        (96,149)           (77,184)
Cash dividend to Ameriprise Financial, Inc............................................       (200,000)                 -
Capital contribution from Ameriprise Financial, Inc. .................................              -            650,000
                                                                                         --------------     --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................................     (2,069,985)           253,948
                                                                                         --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................        (33,912)         1,086,769
Cash and cash equivalents at beginning of period......................................        272,562            162,561
                                                                                         --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................................    $   238,650        $ 1,249,330
                                                                                         ==============     ==============
Supplemental Disclosures:
  Income taxes paid, net..............................................................    $    47,024        $   100,707
  Interest paid on borrowings.........................................................    $     1,176        $        84

                                    See Notes to Consolidated Financial Statements.

                                               IDS LIFE INSURANCE COMPANY

                                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (UNAUDITED)
                                      NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                      (in thousands)
                                                                                                ACCUMULATED
                                                               ADDITIONAL                          OTHER
                                                 COMMON         PAID-IN         RETAINED       COMPREHENSIVE
                                                 SHARES         CAPITAL         EARNINGS       INCOME (LOSS)       TOTAL
                                               -----------   --------------  ---------------  --------------  --------------
BALANCES AT DECEMBER 31, 2004.................  $   3,000     $  1,370,388    $   3,190,474    $    341,693    $  4,905,555

Comprehensive loss:
   Net income.................................                                      342,076                         342,076
   Change in unrealized holding losses on
     securities, net..........................                                                     (336,074)       (336,074)
   Change in unrealized derivative losses, net                                                       (9,443)         (9,443)
                                                                                                              --------------
Total comprehensive loss......................                                                                       (3,441)
Capital contribution from Ameriprise
   Financial, Inc. ...........................                     650,000                                          650,000
                                               -----------   --------------  ---------------  --------------  --------------
BALANCES AT SEPTEMBER 30, 2005................  $   3,000     $  2,020,388    $   3,532,550    $     (3,824)   $  5,552,114
                                               ===========   ==============  ===============  ==============  ==============

BALANCES AT DECEMBER 31, 2005.................  $   3,000     $  2,020,388    $   3,269,206    $   (130,704)   $  5,161,890

Comprehensive income:
   Net income.................................                                      348,927                         348,927
   Change in unrealized holding losses on
     securities, net..........................                                                      (82,856)        (82,856)
   Change in unrealized derivative losses, net                                                       (1,356)         (1,356)
                                                                                                               -------------
Total comprehensive income....................                                                                      264,715
Cash dividend to Ameriprise Financial, Inc....                                     (200,000)                       (200,000)
                                               -----------   --------------  ---------------  --------------  --------------
BALANCES AT SEPTEMBER 30, 2006................  $   3,000     $  2,020,388    $   3,418,133    $   (214,916)   $  5,226,605
                                               ===========   ==============  ===============  ==============  ==============

                                       See Notes to Consolidated Financial Statements.

                          IDS LIFE INSURANCE COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of IDS Life Insurance Company and companies in which it directly or indirectly has a controlling financial interest. All material intercompany transactions and balances between or among IDS Life Insurance Company and its subsidiaries and affiliates have been eliminated in consolidation. IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). IDS Life Insurance Company is a stock life insurance company with four wholly-owned operating subsidiaries: IDS Life Insurance Company of New York ("IDS Life of New York"), American Partners Life Insurance Company ("American Partners Life"), American Enterprise Life Insurance Company ("American Enterprise Life") and American Centurion Life Assurance Company ("American Centurion Life"). IDS Life Insurance Company also owns IDS REO 1, LLC; IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments. IDS Life Insurance Company and its seven subsidiaries are referred to collectively in this Form 10-Q as "IDS Life".

     The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of IDS Life for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006.

     On March 17, 2006, IDS Life Insurance Company executed an Agreement and Plan of Merger with both American Enterprise Life and American Partners Life whereby both companies will be merged with and into IDS Life Insurance Company. The agreement provides that IDS Life Insurance Company shall be the surviving corporation of the mergers and shall continue to exist as a domestic stock life insurance company under the laws of the State of Minnesota. The merger agreement also provides that, upon effectiveness of the merger, American Enterprise Life and American Partners Life shall cease to exist and their property and obligations shall become the property and obligations of IDS Life Insurance Company. Simultaneously with the effectiveness of the merger, the agreement provides that the Articles of Incorporation of IDS Life Insurance Company shall be amended to change its name to RiverSource Life Insurance Company. Among other conditions precedent, the merger and the change of IDS Life Insurance Company's name to RiverSource Life Insurance Company are subject to certain regulatory approvals.

     In addition, IDS Life of New York and American Centurion Life executed an Agreement and Plan of Merger on March 17, 2006 whereby American
     Centurion Life will be merged with and into IDS Life of New York. The agreement provides that IDS Life of New York shall be the surviving corporation of the merger and shall continue to exist as a domestic stock life insurance company under the laws of the State of New York.
     The merger agreement also provides that, upon effectiveness of the merger, American Centurion Life shall cease to exist and its property and obligations shall become the property and obligations of IDS Life of New York. Simultaneously with the effectiveness of the merger, the agreement provides that the Articles of Incorporation of IDS Life of New York shall be amended to change its name to RiverSource Life Insurance Co. of New York. Among other conditions precedent, the merger and the change of IDS Life of New York's name to RiverSource Life Insurance Co. of New York are subject to certain regulatory approvals.

     It is currently anticipated that the mergers will be effective as of December 31, 2006. It is expected that there will be no material effect on the consolidated financial condition and results of operations for IDS Life from the mergers.

     Certain reclassifications of prior period amounts have been made to conform to the current presentation.

                          IDS LIFE INSURANCE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted provided that the entity has not issued financial statements for any period within the year of adoption. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. IDS Life is currently evaluating the impact of SFAS 157 on its consolidated financial condition and results of operations.

     In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff's previous positions in SAB 99, "Materiality," regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. In the initial year of adoption, the cumulative effect of applying SAB 108, if any, will be recorded as an adjustment to the beginning balance of retained earnings. IDS Life is currently evaluating the impact of SAB 108 on its consolidated financial condition and results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. IDS Life is currently evaluating the impact of FIN 48 on its consolidated financial condition and results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends FASB
     Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. IDS Life is currently evaluating the impact of SFAS
     155 on its consolidated financial condition and results of operations.

                          IDS LIFE INSURANCE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. IDS Life currently accounts for many types of internal replacements as continuations of the existing contract and does not consider these transactions as surrenders in setting deferred acquisition cost ("DAC") valuation assumptions. Some of these transactions will not qualify as continuations under SOP 05-1 and IDS Life may need to increase certain policy surrender assumptions and record a reduction in DAC as a cumulative change in accounting principle when it adopts SOP 05-1. This may result in quarterly DAC amortization expense that is higher or lower than under IDS Life's current accounting policy. IDS Life is currently evaluating the impact of SOP 05-1 on its consolidated financial condition and results of operations.

3.   SEPARATION AND DISTRIBUTION OF AMERIPRISE FINANCIAL, INC. FROM AMERICAN
     EXPRESS

     On February 1, 2005, the American Express Company ("American Express") Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation of Ameriprise Financial and the distribution of Ameriprise Financial common shares to American Express shareholders ("the Distribution"). Prior to the Distribution, Ameriprise Financial had been a wholly-owned subsidiary of American Express. In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. IDS Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to IDS Life are significant to IDS Life. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

     During 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to IDS Life that it considered to be a reasonable reflection of separation costs benefiting IDS Life. Separation costs incurred during the first nine months of 2006 primarily related to technology costs and marketing and rebranding. Separation costs incurred during the 2005 year-to-date period were primarily related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand. Net income includes separation costs of $35.6 million and $38.9 million for the three months ended September 30, 2006 and 2005, respectively, and $91.0 million and $64.7 million for the nine months ended September 30, 2006 and 2005, respectively.

                          IDS LIFE INSURANCE COMPANY

4.   INVESTMENTS

     The following is a summary of Available-for-Sale securities by type:

                                                                            GROSS             GROSS
                                                                          UNREALIZED        UNREALIZED
                                                         AMORTIZED        INVESTMENT        INVESTMENT          FAIR
     SEPTEMBER 30, 2006                                    COST             GAINS             LOSSES            VALUE
     -----------------------------------------------  --------------    -------------    --------------     --------------
                                                                               (IN THOUSANDS)
     Fixed maturities:
     Corporate debt securities...................      $ 12,457,042      $   121,864      $  (278,244)       $ 12,300,662
     Mortgage and other asset-backed securities..         9,779,560           32,568         (178,194)          9,633,934
     Foreign corporate bonds and obligations.....         3,178,047           43,458          (71,117)          3,150,388
     U.S. government and agencies obligations....           295,625           14,167           (5,179)            304,613
     State and municipal obligations.............           165,017            3,707           (4,056)            164,668
     Foreign government bonds and obligations....           117,627           15,832             (133)            133,326
     Structured investments (a)..................             2,265                -                -               2,265
                                                      --------------    -------------    --------------     --------------
     Total fixed maturities.....................         25,995,183          231,596         (536,923)         25,689,856
     Preferred and common stocks.................            29,965            1,060               (1)             31,024
                                                      --------------    -------------    --------------     --------------
     Total ......................................      $ 26,025,148      $   232,656      $  (536,924)       $ 25,720,880
                                                      ==============    =============    ==============     ==============
     (a) Includes unconsolidated collateralized debt obligations.


                                                                            GROSS             GROSS
                                                                          UNREALIZED        UNREALIZED
                                                         AMORTIZED        INVESTMENT        INVESTMENT          FAIR
     DECEMBER 31, 2005                                     COST             GAINS             LOSSES            VALUE
     -----------------------------------------------  --------------    -------------    --------------     --------------
                                                                               (IN THOUSANDS)
     Fixed maturities:
     Corporate debt securities........................ $ 13,318,636      $   208,577      $  (198,774)       $ 13,328,439
     Mortgage and other asset-backed securities..        10,804,984           45,531         (158,784)         10,691,731
     Foreign corporate bonds and obligations.....         3,148,534           67,097          (54,721)          3,160,910
     U.S. government and agencies obligations....           300,337           16,207           (5,282)            311,262
     State and municipal obligations.............           114,165            2,756           (3,262)            113,659
     Foreign government bonds and obligations....           127,912           16,922             (114)            144,720
     Structured investments (a)..................             2,453                -                -               2,453
                                                      --------------    -------------    --------------     --------------
     Total fixed maturities.....................         27,817,021          357,090         (420,937)         27,753,174
     Preferred and common stocks.................                13                8                -                  21
                                                      --------------    -------------    --------------     --------------
     Total ......................................      $ 27,817,034      $   357,098      $  (420,937)       $ 27,753,195
                                                      ==============    =============    ==============     ==============
     (a)  Includes unconsolidated collateralized debt obligations.

     In the above tables, the majority of the gross unrealized investment losses related to corporate debt securities and substantially all of the gross unrealized investment losses related to mortgage and other asset-backed securities were attributable to changes in interest rates. A small portion of the gross unrealized investment losses, particularly related to corporate debt securities, was also attributable to credit spreads and specific issuer credit events.

                          IDS LIFE INSURANCE COMPANY

4.   INVESTMENTS (CONTINUED)

     Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on Available-for-Sale securities included in net realized investment gains were as follows:

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ---------------------------     -----------------------------
                                                         2006           2005             2006             2005
                                                     -----------    ------------     -----------      ------------
                                                                           (IN THOUSANDS)
     Gross realized investment gains............      $  13,171      $  11,350        $  33,148        $   83,713
     Gross realized investment losses...........            (38)        (3,121)          (9,306)          (35,368)
     Other-than-temporary impairments...........             --             --               --              (636)

5.   DEFERRED ACQUISITION COSTS

     Changes in deferred acquisition costs were as follows:

                                                                      2006                    2005
                                                                ----------------        ---------------
                                                                             (IN THOUSANDS)
     BALANCE, JANUARY 1.......................................   $   4,035,879           $   3,637,956
     Capitalization of acquisition costs......................         513,565                 468,397
     Amortization, excluding impact of changes in assumptions.        (311,676)               (288,818)
     Amortization, impact of annual third quarter changes in
        DAC-related assumptions...............................          37,500                  67,000
     Impact of changes in net unrealized securities losses....          55,052                  59,897
                                                                ----------------        ---------------
     BALANCE, SEPTEMBER 30....................................   $   4,330,320           $   3,944,432
                                                                ================        ===============

6.   LINES OF CREDIT

     IDS Life has available a committed line of credit with Ameriprise Financial aggregating $200 million. The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points. There were no amounts outstanding on this line of credit at September 30, 2006.

7.   INCOME TAXES

     IDS Life's effective tax rate was 31% for the nine months ended September 30, 2006. IDS Life's effective tax rate was 34% for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 primarily reflects higher tax-advantaged items compared to pretax income in the nine months of 2006 compared to the same period a year ago. The effective tax rate for the nine months ended September 30, 2005 also reflects a $20 million tax expense applicable to prior years and a $9 million tax benefit related to the finalization of the prior year tax return.

     IDS Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in IDS Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. IDS Life's deferred tax assets at September 30, 2006 included $180.3 million in capital loss carryforwards that expire December 31, 2009. Based on analysis of IDS Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable IDS Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of September 30, 2006 and December 31, 2005.

                          IDS LIFE INSURANCE COMPANY

8.   COMMITMENTS AND CONTINGENCIES

     At September 30, 2006 and December 31, 2005, IDS Life had commitments to fund mortgage loans on real estate of $90.2 million and $106.8 million, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with IDS Life Insurance Company's Consolidated Financial Statements and Notes presented in Item 1. IDS Life Insurance Company and its seven subsidiaries are referred to collectively in this Form 10-Q as "IDS Life". This discussion may contain forward-looking statements that reflect IDS Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." IDS Life believes it is useful to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006, as well as its current reports on Form 8-K and other publicly available information.

IDS Life follows U.S. generally accepted accounting principles ("GAAP"), and the following discussion is presented on a consolidated basis consistent with GAAP.

Management's narrative analysis of the results of operations is presented in lieu of MD&A, pursuant to General Instructions H(2) (a) of Form 10-Q.

OVERVIEW

IDS Life Insurance Company is a stock life insurance company with four wholly-owned operating subsidiaries: IDS Life Insurance Company of New York ("IDS Life of New York"), American Partners Life Insurance Company ("American Partners Life"), American Enterprise Life Insurance Company ("American Enterprise Life") and American Centurion Life Assurance Company ("American Centurion Life"). IDS Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial").

o IDS Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. IDS Life Insurance Company issues insurance and annuity products.

o American Enterprise Life is a stock life insurance company domiciled in Indiana, which holds Certificates of Authority in the District of Columbia and all states except New York. American Enterprise Life provides RiverSource branded financial products and wholesaling services to support its annuity operations. American Enterprise Life issues variable and fixed annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York. In past years, American Enterprise Life issued a nominal number of variable universal life contracts.

o American Partners Life is a stock life insurance company domiciled in Arizona, which holds Certificates of Authority in the District of Columbia and all states except New York and New Hampshire.

o IDS Life of New York is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and North Dakota. IDS Life of New York issues insurance and annuity products.

o American Centurion Life is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York, Alabama and Delaware. American Centurion Life issues fixed and variable annuity contracts primarily through financial institutions and independent broker-dealers

IDS Life Insurance Company also owns IDS REO 1, LLC; IDS REO 2, LLC and American Enterprise REO 1, LLC which hold real estate investments.

On March 17, 2006, IDS Life Insurance Company executed an Agreement and Plan of Merger with both American Enterprise Life and American Partners Life whereby both companies will be merged with and into IDS Life Insurance Company. The agreement provides that IDS Life Insurance Company shall be the surviving corporation of the mergers and shall continue to exist as a domestic stock life insurance company under the laws of the State of Minnesota. The merger agreement also provides that, upon effectiveness of the merger, American Enterprise Life and American Partners Life shall cease to exist and their property and obligations shall become the property and obligations of IDS Life Insurance Company. Simultaneously with the effectiveness of the merger, the agreement provides that the Articles of Incorporation of IDS Life Insurance Company shall be amended to change its name to RiverSource Life Insurance Company. Among other conditions precedent, the merger and the change of IDS Life Insurance Company's name to RiverSource Life Insurance Company are subject to certain regulatory approvals.

In addition, IDS Life of New York and American Centurion Life executed an Agreement and Plan of Merger on March 17, 2006 whereby American Centurion Life will be merged with and into IDS Life of New York. The agreement provides that IDS Life of New York shall be the surviving corporation of the merger and shall continue to exist as a domestic stock life insurance company under the laws of the State of New York. The merger agreement also provides that, upon effectiveness of the merger, American Centurion Life shall cease to exist and its property and obligations shall become the property and obligations of IDS Life of New York. Simultaneously with the effectiveness of the merger, the agreement provides that the Articles of Incorporation of IDS Life of New York shall be amended to change its name to RiverSource Life Insurance Co. of New York. Among other conditions precedent, the merger and the change of IDS Life of New York's name to RiverSource Life Insurance Co. of New York are subject to certain regulatory approvals.

It is currently anticipated that the mergers will be effective as of December 31, 2006. It is expected that there will be no material effect on the consolidated financial condition and results of operations for IDS Life from the mergers.

On February 1, 2005, the American Express Company ("American Express") Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial ("the Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation of Ameriprise Financial and the distribution of Ameriprise Financial common shares to American Express shareholders ("the Distribution"). Prior to the Distribution, Ameriprise Financial had been a wholly-owned subsidiary of American Express. In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the separation of its business and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.
IDS Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. Cumulatively, the expenses allocated to IDS Life are significant to IDS Life. The majority of such costs are expected to be incurred by December 31, 2006. IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Overview

Net income was $348.9 million for the nine months ended September 30, 2006 compared to $342.1 million for the nine months ended September 30, 2005, an increase of $6.8 million. The net income growth was positively impacted by strong growth in separate account assets, both from variable annuity net flows and market appreciation. Net flows of client assets are a measure of new sales of, or deposits into, IDS Life's products offset by redemptions of, or withdrawals from, IDS Life's products. Net flows can have a significant impact on IDS Life's results of operations due to their impact on revenues and expenses. These positive impacts were partially offset by lower account balances and spread compression in the fixed annuity products. Also, the impact of the annual third quarter review of deferred acquisitions cost ("DAC") valuation assumptions ("DAC unlocking") was $41.8 million less favorable in 2006 compared to 2005.

Revenues

Premiums for disability income ("DI") and long-term care ("LTC") insurance increased $23.8 million or 11% including $14.6 million as a result of a review of IDS Life's LTC reinsurance arrangements during the third quarter of 2006. Higher DI insurance in force levels also contributed to the increase in premiums.

Net investment income decreased $89.6 million or 7% reflecting a decrease in both the average yield and the average level of invested assets. The lower level of invested assets reflects declining fixed annuity account values due to a shift in sales from fixed to variable products. Also, the decrease reflects unfavorable mark-to-market adjustments on derivatives economically hedging guaranteed minimum withdrawal benefit ("GMWB") riders and equity method investments in hedge funds. Fluctuations in the value of the GMWB embedded derivative, which is economically hedged, are reported in the death and other benefits for investment contracts and universal life-type insurance line item on IDS Life's Consolidated Statements of Income. Included in the mark-to-market adjustments on equity method investments in hedge funds is a loss of $20.0 million on a single externally-managed hedge fund investment that occurred during the third quarter of 2006. These changes were partially offset by favorable mark-to-market adjustments on derivatives economically hedging equity index annuities ("EIA"). Fluctuations in the EIA liability are reported in interest credited to account values on IDS Life's Consolidated Statements of Income.

Contractholder and policyholder charges increased $49.9 million or 12% primarily due to an increase in the cost of insurance charges on variable universal life products and charges for variable annuity GMWB riders as well as $17.9 million from recognizing previously deferred cost of insurance revenues.

Mortality and expense risk and other fees increased $109.3 million or 31% reflecting higher average values of separate account assets due to positive net flows and market appreciation.

Net realized investment gains were $24.4 million for the nine months ended September 30, 2006 compared to $45.9 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, $33.7 million of gross realized investment gains were partially offset by $9.3 million of losses. Included in these total net investment gains and losses were $33.1 million of gross realized investment gains, partially offset by $9.3 million of gross realized investment losses, classified as Available-for-Sale.

For the nine months ended September 30, 2005, $83.8 million of gross realized investment gains were partially offset by $37.9 million of losses and impairments. Included in these total net investment gains and losses were $83.7 million of gross realized investment gains partially offset by $35.4 million of gross realized investment losses, as well as $0.6 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized investment gains classified as Available-for-Sale for the nine months ended September 30, 2005 were gross realized investment gains and losses of $39.2 million and $14.3 million, respectively, related to the sale of all of IDS Life's retained interest in a collateralized debt obligation securitization trust.

Benefits and Expenses

Total benefits and expenses reflect the impact of IDS Life's annual third quarter detailed review of DAC unlocking. For the third quarter of 2006, IDS Life recorded a net benefit from DAC unlocking of $25.2 million, primarily resulting in a $38.2 million benefit in DAC amortization expense and a $12.3 million increase in death and other benefits for investment contracts and universal life-type insurance. DAC unlocking for the third quarter of 2005 resulted in a $67.0 million reduction to DAC amortization.

The DAC unlocking net benefit for the third quarter of 2006 primarily reflected a $25.1 million benefit from modeling increased product persistency and a $14.9 million benefit from modeling improvements in mortality, offset by negative impacts of $8.0 million from modeling lower variable product fund fee revenue and $7.9 million from model changes related to variable life second to die insurance.

The DAC unlocking net benefit for the third quarter of 2005 primarily reflected a $31.7 million benefit from modeling improvements in mortality, a $32.8 million benefit from lower than previously assumed surrender rates and higher associated surrender charges and a $2.5 million net benefit from other changes in DAC valuation assumptions.

Death and other benefits for traditional life insurance decreased $9.4 million or 31% reflecting lower claims volume.

Death and other benefits for investment contracts and universal life-type insurance increased $21.7 million or 13% reflecting a net increase in guaranteed minimum death benefit ("GMDB") costs of $11.3 million, $15.0 million of additional claims expense (including $6.9 million in connection with the recognition of the previously deferred cost of insurance revenues discussed previously), the impact of $12.3 million in DAC unlocking reserve for certain variable plans, higher sales inducement costs of $8.5 million and other increases in costs and benefits of $15.1 million, partially offset by a net decrease in GMWB costs of $40.5 million.

Benefits for DI and LTC insurance increased $6.4 million or 12% reflecting unfavorable claims experience relative to the same period a year ago.

Interest credited to account values decreased by $37.5 million or 5% primarily due to lower interest crediting rates and lower average accumulation values of annuities, partially offset by the effect of appreciation on equity indexed annuities linked to the S&P 500 Index in 2006 versus depreciation in the same period a year ago.

Amortization of DAC increased to $274.2 million for the nine months ended September 30, 2006 from $221.8 million for the nine months ended September 30, 2005 primarily due to higher DAC unlocking related to the amortization in the third quarter of 2005. The reduction to DAC amortization from the DAC unlocking was $38.2 million in the third quarter of 2006, a decrease of $28.8 million compared to DAC unlocking in the third quarter of 2005 of $67.0 million.

During the nine months ended September 30, 2006 and 2005, IDS Life incurred $91.0 million and $64.7 million, respectively, in separation costs. Separation costs incurred during the first nine months of 2006 primarily related to technology costs and marketing and rebranding. Separation costs incurred during the 2005 year-to-date period were primarily related to advisor retention program costs, technology costs and costs associated with establishing the Ameriprise Financial brand.

Other insurance and operating expenses increased $34.2 million or 8% primarily reflecting increased business reinvestment initiatives, compensation costs and corporate overhead expenses, as well as increased non-deferrable distribution costs, due in part to higher variable annuity sales.

Income Taxes

IDS Life's effective tax rate was 31% for the nine months ended September 30, 2006 compared to 34% for the nine months ended September 30, 2005. The lower effective tax rate primarily reflects higher tax-advantaged items compared to pretax income in the nine months of 2006 compared to the same period a year ago. The effective tax rate for the nine months ended September 30, 2005 also reflects a $20 million tax expense applicable to prior years and a $9 million tax benefit related to the finalization of the prior year tax return.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of IDS Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments, as well as capital contributions from Ameriprise Financial. The primary uses of funds are surrenders and other benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. IDS Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations. In connection with the separation, IDS Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs. During the fourth quarter of 2005 IDS Life paid cash dividends to Ameriprise Financial of $380 million. On May 15, 2006 and September 26, 2006, IDS Life paid extraordinary cash dividends of $100 million on each date, to Ameriprise Financial for a total of $200 million of dividends paid for the nine months ended September 30, 2006. Prior to the payment of these dividends, IDS Life made the required advance notices to the Minnesota Department of Commerce, its primary state regulator, and received responses stating there were no objections to the payment of these dividends. IDS Life of New York and American Centurion Life paid dividends to IDS Life Insurance Company on June 19, 2006 of $23 million and $2 million, respectively.

IDS Life has available a committed line of credit with Ameriprise Financial aggregating $200 million. At September 30, 2006 there were no amounts outstanding on this line of credit. At September 30, 2006 and December 31, 2005, IDS Life had outstanding reverse repurchase agreements totaling nil and $25.0 million, respectively.

IDS Life Insurance Company and its wholly-owned life insurance subsidiaries are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements, based on the most recent statutory risk-based capital filings for each of the life insurance entities, are as follows:

                                                                                                           REGULATORY
                                                                                                             CAPITAL
                                                                    ACTUAL CAPITAL AS OF (a)               REQUIREMENT
                                                           ------------------------------------------   -----------------
                                                               SEPTEMBER 30,          DECEMBER 31,         DECEMBER 31,
                                                                   2006                  2005                 2005
                                                           -------------------    -------------------   -----------------
                                                                                    (IN THOUSANDS)
                                                           --------------------------------------------------------------
    IDS Life Insurance Company..........................     $   3,340,288          $   3,270,285         $   750,975
    American Enterprise Life Insurance Company..........           593,123                583,303             125,285
    IDS Life Insurance Company of New York..............           245,421                246,001              39,880
    American Partners Life Insurance Company............            76,278                 67,884              10,906
    American Centurion Life Assurance Company...........            67,653                 61,748              12,654

-------------
    (a)    Actual capital, as defined by the National Association of Insurance
           Commissioners for purposes of meeting regulatory capital
           requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. IDS Life undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the success, timeliness and financial impact (including the amount of intercompany costs allocated to IDS Life, cost savings and other benefits including increased revenues), both in the short-term and over time, of reengineering initiatives being implemented or considered by Ameriprise Financial that could impact IDS Life, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation and outsourcing (including, among others, technologies operations); the ability to control and manage operating infrastructure, advertising and promotion expenses as business expands or changes; the ability to attract and retain high-quality personnel; a downturn in IDS Life's businesses and/or negative changes in IDS Life's credit or financial strength ratings, which could result in decreased liquidity, negative impact on marketing and sale of products, and higher borrowing costs; IDS Life's ability to improve investment performance and reduce outflows of invested funds; IDS Life's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by IDS Life, and other fees received based on the value of those assets; IDS Life's ability to recover DAC, as well as the timing of such DAC amortization, in connection with the sale of annuity and insurance products; the level of GMDB or living benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; IDS Life's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in interest rates, which impact IDS Life's borrowing costs, return on lending products and spreads in the insurance and annuity products; accuracy of estimates for the fair value of the assets in IDS Life's investment portfolio and, in particular, those investments that are not readily marketable; the potential negative effect on IDS Life's businesses and infrastructure, including information technology, terrorist attacks, disasters or other catastrophic events in the future; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; successfully cross-selling insurance and annuity products and services to Ameriprise Financial's client base; lower than anticipated spreads in the insurance and annuity business; the type and the value of certain benefit features on variable annuity contracts; the effect of assessments and other surcharges for guaranty funds; the response of reinsurance companies under reinsurance contracts; the impact of the separation of Ameriprise Financial from American Express; the impact of reinsurance rates and the availability and adequacy of reinsurance; and competitive pressures in IDS Life's business. A further description of these and other risks and uncertainties can be found under "Item 1A - Risk Factors" and elsewhere in IDS Life's Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 10, 2006 and its other reports filed with the Securities and Exchange Commission.

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

IDS Life's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of IDS Life's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, IDS Life's Chief Executive Officer and Chief Financial Officer have concluded that IDS Life's disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2006.

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

PART II . OTHER INFORMATION

Item 1.      Legal Proceedings

             The information set forth in Note 8 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

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


                                       IDS LIFE INSURANCE COMPANY
                                       -----------------------------------
                                              (Registrant)






Date:  November 7, 2006                By   /s/ Mark E. Schwarzmann
                                            ------------------------------
                                            Mark E. Schwarzmann
                                            Director, Chairman of the Board
                                            and Chief Executive Officer




Date:  November 7, 2006                By   /s/ Brian J. McGrane
                                            ------------------------------
                                            Brian J. McGrane
                                            Executive Vice President
                                            and Chief Financial Officer

                                EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                                 DESCRIPTION
---------- -------------------------------------------------------------------
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