Form 10-K
period 2006-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2007-02-28
CIK 727892

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-K
                                ----------------

     |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                      OR

     | |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________TO ________

                       COMMISSION FILE NUMBER 333-114888

                      RIVERSOURCE LIFE INSURANCE COMPANY
            (Exact name of registrant as specified in its charter)

                          MINNESOTA                                                41-0823832
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

   55 AMERIPRISE FINANCIAL CENTER, MINNEAPOLIS, MINNESOTA                            55474
          (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code    (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                     Yes | |  No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                    Yes | |  No |X|

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                             Yes | | No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                        OUTSTANDING AT FEBRUARY 28, 2007
--------------------------------------        --------------------------------
Common Stock (par value $30 per share)                  100,000 shares

All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

==============================================================================

                                                  TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER

PART I                                                                                                           PAGE
1.       Business................................................................................................   1
1A.      Risk Factors............................................................................................   8
1B.      Unresolved Staff Comments...............................................................................  16
2.       Properties..............................................................................................  16
3.       Legal Proceedings.......................................................................................  16
4.       Submission of Matters to a Vote of Security Holders.....................................................  16
PART II
5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
         Equity Securities.......................................................................................  16
6.       Selected Financial Data.................................................................................  16
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................  17
7A.      Quantitative and Qualitative Disclosures About Market Risk..............................................  32
8.       Financial Statements and Supplementary Data.............................................................  32
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................  71
9A.      Controls and Procedures.................................................................................  71
9B.      Other Information.......................................................................................  72
PART III
10.      Directors and Executive Officers of the Registrant......................................................  72
11.      Executive Compensation..................................................................................  72
12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........  72
13.      Certain Relationships and Related Transactions, and Director Independence...............................  72
14.      Principal Accountant Fees and Services..................................................................  72
PART IV
15.      Exhibits and Financial Statement Schedules..............................................................  73
         Signatures..............................................................................................  74
         Exhibit Index........................................................................................... E-1

                                    PART I
                                    ------

ITEM 1.  BUSINESS

                                 INTRODUCTION
                                 ------------

RiverSource Life Insurance Company, formerly known as IDS Life Insurance Company, is a stock life insurance company with one wholly-owned operating subsidiary, RiverSource Life Insurance Co. of New York ("RiverSource Life of NY"). RiverSource Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial").

     o RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. RiverSource Life Insurance Company issues insurance and annuity products.

     o RiverSource Life of NY is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and North Dakota. RiverSource Life of NY issues insurance and annuity products.

On December 31, 2006, IDS Life Insurance Company completed an Agreement and Plan of Merger with both American Enterprise Life Insurance Company ("American Enterprise Life") and American Partners Life Insurance Company ("American Partners Life") whereby both companies merged with and into IDS Life Insurance Company. As a result of the merger, American Enterprise Life and American Partners Life ceased to exist. Prior to the merger, both companies were wholly-owned operating subsidiaries of IDS Life Insurance Company. Immediately following the merger, IDS Life Insurance Company changed its name to RiverSource Life Insurance Company.

Also on December 31, 2006, American Centurion Life Assurance Company ("American Centurion Life") merged with and into IDS Life Insurance Company of New York ("IDS Life of New York"). As a result of the merger, American Centurion Life ceased to exist. Prior to the merger, American Centurion Life was a wholly-owned operating subsidiary of IDS Life Insurance Company. Immediately following the merger, IDS Life of New York changed its name to RiverSource Life Insurance Co. of New York.

RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-K as "RiverSource Life".

A majority of RiverSource Life's business is sold through the retail distribution channel of Ameriprise Financial Services, Inc., a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.

No material effect on consolidated financial condition and results of operations is expected for RiverSource Life as a result of the mergers.

Ameriprise Financial was formerly a wholly-owned subsidiary of American Express Company ("American Express"). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the "Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. Ameriprise Financial has incurred $654 million of pretax non-recurring separation costs since the Separation announcement through December 31, 2006 and expects to incur a total of approximately $875 million. RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. RiverSource Life has been allocated $252 million in total pretax non-recurring separation costs since the Separation announcement through December 31, 2006 and expects to be allocated a significant portion of the remaining separation costs in 2007. RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

                       AMERIPRISE FINANCIAL'S NEW BRAND
                       --------------------------------

In 2005, in connection with the Separation, Ameriprise Financial launched a new brand name strategy for its businesses. In October 2005, it began marketing products, including life insurance and annuities, under the RiverSource(SM) brand. The transition of the life insurance and annuity products to the RiverSource(SM) brand was substantially complete as of December 31, 2006.

As described above, Ameriprise Financial streamlined the organizational structure of its life insurance business by consolidating its five life insurance subsidiaries into two as of December 31, 2006, RiverSource Life Insurance Company and RiverSource Life of NY. RiverSource Life of NY is a wholly-owned subsidiary of RiverSource Life Insurance Company. This reorganization incorporated the RiverSource(SM) branding strategy into the names of Ameriprise Financial's life insurance company subsidiaries and is expected to result in certain expense and capital-deployment efficiencies.

                     ANNUITIES: PRODUCT FEATURES AND RISKS
                     -------------------------------------

RiverSource Life offers both fixed and variable deferred annuity products to a broad range of consumers through multiple distribution channels. Fixed and variable deferred annuities are products where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. RiverSource Life also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.

RiverSource Life is one of the largest issuers of annuities in the United States. For the year ended December 31, 2006, on a consolidated basis, its variable annuity products ranked eighth in new sales of variable annuities according to VARDS(R). RiverSource Life had fixed and variable annuity cash sales in 2006 of $12.9 billion, up from $9.3 billion in 2005. Variable annuities cash sales increased 46%, partially offset by a 13% decrease in cash sales of fixed annuities. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

RiverSource Life receives fees charged on assets allocated to its separate accounts. Investment management performance is also critical to the profitability of the annuity business.

VARIABLE ANNUITIES
A variable annuity provides a contract owner with investment returns linked to underlying investment accounts of the contract owner's choice. Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2006.

Contract purchasers can choose to add various optional benefit provisions to their contracts to meet their needs. These include enhanced guaranteed minimum death benefit ("GMDB"), guaranteed minimum withdrawal benefit ("GMWB"), guaranteed minimum income benefit ("GMIB") and guaranteed minimum accumulation benefit ("GMAB") provisions. In general, these provisions can help protect contract owners and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The majority of the variable annuity contracts RiverSource Life offers contain GMDB provisions. RiverSource Life's largest-selling variable annuities are the RiverSource Retirement Advisor Plus(SM) series of variable annuities, which include the RiverSource Retirement Advisor Advantage Plus(SM) Variable Annuity and the RiverSource Retirement Advisor Select Plus(SM) Variable Annuity (the "Retirement Advisor Plus(SM) Variable Annuities"). Under the Retirement Advisor Plus(SM) Variable Annuities, the standard GMDB provides that if the contract owner is age 75 or younger on the date the contract is issued, the beneficiary will receive the greater of (i) contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) purchase payments minus adjusted partial surrenders. If the contract owner is age 76 or older at contract issue, the beneficiary will receive the contract value, less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees.

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

RiverSource Life's contract owners also may purchase an enhanced earnings death benefit or an enhanced earnings plus death benefit for an additional charge. These death benefit riders are intended to provide additional benefits to offset expenses after the contract owner's death.

Available features for annuity products also include the GMWB and GMWB for life. The GMWB is designed to protect the contract owner's principal by allowing the client to withdraw the principal over a period of time, regardless of the investment performance of the contract. The GMWB for life is an enhanced benefit that also allows periodic withdrawals for the life of the policyholder, regardless of the investment performance of the contract.

Variable annuity contract owners can also obtain a lump sum principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB provides a guaranteed contract value at the end of a ten-year waiting period regardless of the investment performance of the contract. The guarantee is equal to the greater of the total amount of purchase payments made or 80% of the highest anniversary value, adjusted for any withdrawals.

Certain variable annuity contracts contain a GMIB feature which, if elected by the contract owner and after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. RiverSource Life bears the risk that protracted under-performance of the financial markets could result in GMIB being higher than what accumulated contract owner account balances would support.

RiverSource Life earns fee-based revenue in the form of mortality and expense risk charges and fees charged for optional features elected by the contract owner and the other contract charges.

The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefit riders RiverSource Life issues (see "General and Variable Account Assets-The General Account" below). As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. RiverSource Life's exposure to risk from guaranteed benefits generally will increase when equity markets decline.

FIXED ANNUITIES
RiverSource Life's fixed annuity products provide a contract owner with cash value that increases by a fixed or indexed interest rate. Fixed rates are periodically reset at the discretion of RiverSource Life, subject to certain policy terms establishing minimum guaranteed interest crediting rates. RiverSource Life's earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to its fixed annuity contracts.

RiverSource Life resets interest rates based on a number of factors, including interest rate scenario models and risk/return measures. The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.5% to 5.0% as of December 31, 2006. In 2003, and in response to a declining interest rate environment, several states adopted an interim regulation allowing for a guaranteed minimum interest crediting rate of 1.5% and/or a model regulation providing for a guaranteed indexed rate and have now adopted regulations that mirror the National Association of Insurance Commissioners ("NAIC") model regulation for a guaranteed index rate. In response, RiverSource Life filed a number of contract changes in recent years to implement lower minimum guarantees. RiverSource Life will continue to implement contract changes as states continue to adopt the new model regulation or as the interim regulation expires according to its terms.

                    INSURANCE: PRODUCT FEATURES AND RISKS
                    -------------------------------------

RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance including whole life and term life and disability income ("DI") insurance. (RiverSource Life discontinued underwriting new long term care ("LTC") policies as of December 31, 2002). Universal life insurance is a form of permanent life insurance characterized by its flexible premiums, its flexible death benefit amounts and its unbundling of the pricing factors (i.e., mortality, interest and expenses). Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium. Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.

RiverSource Life's sales of individual life insurance in 2006, as measured by scheduled annual premiums, excluding lump sum and excess premiums, consisted of 82% variable universal life, 9% fixed universal life and 9% traditional life. RiverSource Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers' earnings. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is critical for RiverSource Life to mitigate this risk.

VARIABLE UNIVERSAL LIFE INSURANCE
RiverSource Life's best-selling life insurance products are variable universal life insurance policies. Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice. Options include RiverSource Variable Portfolio Funds as well as funds of other companies. Variable universal life insurance products in force offered a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% as of December 31, 2006. RiverSource Life Insurance Company ranked first in sales of variable universal life based on total premiums (according to the Tillinghast Towers-Perrin Value(TM) Survey, dated September 30, 2006, the most recent report available). RiverSource Life's major source of revenue from variable universal life insurance is cost of insurance and other charges.

FIXED UNIVERSAL LIFE INSURANCE AND TRADITIONAL WHOLE LIFE INSURANCE
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource Life's fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates. Universal life insurance products in force provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% as of December 31, 2006.

RiverSource Life also offers non-participating traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend. RiverSource Life has sold very little traditional whole life insurance in recent years.

TERM LIFE INSURANCE
RiverSource Life also offers term life insurance. Term life insurance only provides a death benefit, does not build up cash value and does not pay a dividend. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, RiverSource Life cannot raise premium rates even if claims experience were to deteriorate. At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, at which point the policy expires with no value.

DISABILITY INCOME INSURANCE
RiverSource Life also issues DI insurance. For the nine months ended September 30, 2006, RiverSource Life was ranked as the seventh largest provider of individual (non-cancelable) DI insurance based on premiums (according to LIMRA International(R)). DI insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation") for premium payments that are guaranteed not to change. Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods up to age 65. In some states, applicants may also choose various benefit riders to help them integrate individual DI insurance benefits with social security or similar benefit plans and to help them protect their DI insurance benefits from the risk of inflation.

LONG TERM CARE INSURANCE
As of December 31, 2002, RiverSource Life discontinued underwriting LTC insurance. Although new product sales were discontinued in the fourth quarter of 2002, RiverSource Life retained 50% of the risk on existing contracts and the remaining 50% of the risk was ceded on a coinsurance basis to affiliates of Genworth Financial, Inc. ("Genworth"). In addition, in May 2003, RiverSource Life began outsourcing claims administration on its existing block of LTC policies to Genworth.

Beginning in 2004, RiverSource Life filed for approval to implement rate increases on its existing block of nursing home-only indemnity LTC insurance policies. Implementation of these rate increases began in early 2005, and approvals have been received in 47 states, covering 86% of the eligible premiums, with an average approved rate increase of 33.2%. Implementation of rate increases is expected to continue in 2007 and may be sought with respect to other existing blocks of long term care insurance policies, in each case subject to regulatory approval.

                      GENERAL AND VARIABLE ACCOUNT ASSETS
                      -----------------------------------

Depending on the life insurance and annuity product purchased, the assets of RiverSource Life's policyholders and contractholders may be placed in the general account of RiverSource Life (the "general account") for fixed products and for the fixed account options under certain variable products or, in the case of variable life insurance and variable annuity products, in separate accounts that invest in underlying investment options (the "variable account").

THE GENERAL ACCOUNT
Assets in the general account support all obligations of RiverSource Life other than those supported by the separate accounts. RiverSource Life bears the investment risk of the general account assets.

In the general account, RiverSource Life, through its investment manager, RiverSource Investments, LLC, primarily invests in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk. The majority of these fixed maturity securities are interest-bearing investments such as government obligations, mortgage-backed obligations and various corporate debt instruments. RiverSource Life does not invest in securities to generate trading profits.

In accordance with regulatory investment guidelines, RiverSource Life Insurance Company and RiverSource Life of NY, through their respective boards of directors or board of directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability in order to guide the management of the general account assets. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

RiverSource Life has the discretion to set the rate of interest credited to contract owners' accounts subject to each contract's guaranteed minimum interest crediting rate. As of December 31, 2006, this rate varied among fixed accounts and was as low as 1.5% and as high as 7.4%. To the extent the yield on RiverSource Life's invested general account asset portfolio declines below its target spread plus the minimum guarantee, RiverSource Life's profitability would be negatively affected.

The interest rates credited to contract owners' fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of RiverSource Life's strategy includes the use of derivatives, such as interest rate swaptions, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to contract owners' fixed accounts. Conversely, in a low interest rate environment, margins may be negatively impacted as the interest rates available on RiverSource Life's invested assets approach guaranteed minimum interest rates on the insurance or annuity contracts in force. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment.

THE VARIABLE ACCOUNT
Variable annuity and insurance products offer variable account investment options. In addition, many of these products offer fixed account options. Under the variable account option, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940. State insurance law prescribes that variable accounts constitute a separate operation from the general account and as such are only available to fund the liabilities of the separate accounts. Under the subaccounts of each variable account, RiverSource Life credits or charges income, capital gains and losses only to that subaccount.

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

RiverSource Life's major source of revenue from the variable annuities it issues is the fees it receives under the terms of the variable annuity contracts. These fees include, for example, mortality and expense risk charges, administrative charges and fees for optional benefit riders and surrender or withdrawal charges. In addition, RiverSource Life receives payments from its affiliate, RiverSource Investments, LLC, for providing certain sponsor and related servicing activity for the RiverSource Variable Portfolio Funds which are available as investment options under the variable annuity and life insurance products. Prior to the fourth quarter of 2005, Ameriprise Financial was the investment manager for the RiverSource Variable Portfolio Funds.

In the fourth quarter of 2005, RiverSource Investments, LLC replaced Ameriprise Financial as the investment manager. As a result, RiverSource Life now receives internal allocation payments as compensation from RiverSource Investments, LLC for providing these non-investment advisory services to the RiverSource Variable Portfolio Funds.

In addition to the revenues described above, RiverSource Life receives shareholder servicing payments from other companies' funds included as investment options under its variable annuity and life insurance products. It also receives marketing and administrative support payments from the affiliates of other companies' funds which are included as investment options in its variable annuity and life insurance products. These fees are generally based on the level of variable account assets held in a particular fund and accordingly will vary based on market conditions.

                                  COMPETITION
                                  -----------

RiverSource Life competes with other insurers and product manufacturers including insurance companies, such as Hartford, MetLife, Lincoln National and Nationwide, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market insurance, annuities, mutual funds, retirement accounts and other financial products.

Competitive factors affecting the sale of RiverSource Life's annuity and/or insurance products include:

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

                                  REGULATION
                                  ----------

The Minnesota Department of Commerce regulates RiverSource Life Insurance Company, and the New York State Insurance Department (together with the Minnesota Department of Commerce, the "Domiciliary Regulators") regulates RiverSource Life of NY.

In addition to being regulated by their Domiciliary Regulators, RiverSource Life Insurance Company and RiverSource Life of NY are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance. Other states also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators. Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

Because RiverSource Life issues variable annuity and life insurance products required to be registered under federal and state securities laws, many aspects of its business are subject to extensive regulation and examination by the Securities and Exchange Commission, the National Association of Securities Dealers and other federal and state regulatory bodies.

Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices, compensation arrangements and anticompetitive activities, and market timing and late trading in connection with insurance, annuity and mutual fund products. RiverSource Life has been contacted by regulatory agencies for information relating to some of these investigations and is cooperating with those inquiries. RiverSource Life has reviewed its compensation arrangements and other operations that may be affected by these regulatory investigations. In addition, RiverSource Life is reviewing the legal precedents and new industry-wide legislation, rules and regulations that may arise from ongoing investigations.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, and the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance policy. Adoption of any new federal regulation in any of these areas or other areas could potentially have an adverse effect upon RiverSource Life. Also, recent federal legislative proposals aimed at the promotion of tax-advantaged savings may adversely impact RiverSource Life's sales of annuity and life insurance products if enacted.

                          FINANCIAL STRENGTH RATINGS
                          --------------------------

RiverSource Life Insurance Company receives ratings from independent rating agencies. Ratings are important to maintaining public confidence in RiverSource Life. Lowering of RiverSource Life's ratings could have a material adverse effect on its ability to market its products and could lead to increased surrenders. Rating agencies continually evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors.

More specifically, the ratings assigned are developed from an evaluation of a company's balance sheet strength, operating performance and business profile. Balance sheet strength reflects a company's ability to meet its current and ongoing obligations to its policyholders and includes analysis of a company's capital adequacy. The evaluation of operating performance centers on the stability and sustainability of a company's source of earnings. The analysis of a business profile reviews a company's mix of business, market position and depth and experience of management. The ratings relate to an insurer's general account and not to the management or performance of the variable accounts.

RiverSource Life Insurance Company is currently rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), "AA-" (Very Strong) by Fitch, and "AA-" (Very Strong) by Standard & Poor's. RiverSource Life of NY does not receive an individual rating, but receives the same rating as RiverSource Life Insurance Company.

                                  REINSURANCE
                                  -----------

RiverSource Life reinsures a portion of the risks associated with its life and LTC insurance products through reinsurance agreements with unaffiliated insurance companies. Reinsurance is used in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. To minimize exposure to significant losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.

Generally, RiverSource Life reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products. As a result, RiverSource Life retains and is at risk for, at most, 10% of each policy's death benefit from the first dollar of coverage for new sales of these policies subject to the reinsurer actually paying. RiverSource Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for variable and universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels. The maximum amount of life insurance risk retained by RiverSource Life is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing LTC policies, RiverSource Life retained 50% of the risk and the remaining 50% of the risk was ceded on a coinsurance basis to affiliates of Genworth Financial, Inc. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis. Starting in 2001, risk on most term life policies is reinsured on a coinsurance basis.

RiverSource Life retains all risk for new claims on DI contracts. Risk is currently managed by limiting the amount of disability insurance written on any one individual. RiverSource Life also retains all risk on accidental death benefit and almost all waiver of premium risk.

                              RISK-BASED CAPITAL
                              ------------------

The NAIC defines Risk-Based Capital ("RBC") requirements for life insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory action designed to protect policyholders. The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.

RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital were to fall below the RBC requirement. At the "company action level," defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator.

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

At December 31, 2006, RiverSource Life Insurance Company's company action level RBC was $590 million, and the corresponding total adjusted capital was $3.5 billion, which represents 595% of the company action level RBC.

As described above, RiverSource Life Insurance Company maintains capital well in excess of the company action level required by the Minnesota Department of Commerce, its primary regulator.

ITEM 1A. RISK FACTORS

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on RiverSource Life's business, financial condition or results of operations. Based on current information, the following information identifies the most significant risk factors affecting RiverSource Life in each of these categories of risk. However, the risks and uncertainties RiverSource Life faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect RiverSource Life's business.

                 RISKS RELATING TO RIVERSOURCE LIFE'S BUSINESS
                 ---------------------------------------------

RIVERSOURCE LIFE'S RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY INTEREST RATE FLUCTUATIONS AND BY ECONOMIC AND OTHER FACTORS.

RiverSource Life's financial condition and results of operations may be materially affected by economic and other factors. Many such factors of a global or localized nature include: political, economic and market conditions; technological changes and events; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life's businesses. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life's persistency, surrender and product cash value loan experience and could negatively impact its business.

RiverSource Life's insurance and annuity products are sensitive to interest rate fluctuations, and its future costs associated with such variations may differ from its historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products.

During periods of increasing market interest rates, RiverSource Life must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance and fixed annuities, and it must increase crediting rates on insurance and annuity products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower "spread," or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected flow of cash out of the business. Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life's investment assets. These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life's financial condition and results of operations. An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of deferred acquisition costs ("DAC"), which would increase its expenses and reduce its net earnings.

During periods of falling interest rates, RiverSource Life's "spread" or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates.

Interest rate fluctuations also could have an adverse effect on the results of RiverSource Life's investment portfolio. During periods of declining market interest rates, the interest RiverSource Life receives on variable interest rate investments decreases. In addition, during those periods, RiverSource Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that RiverSource Life may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

For additional information regarding the sensitivity of the fixed income securities in RiverSource Life's investment portfolio to interest rate fluctuations, see "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Management."

POOR INVESTMENT PERFORMANCE IN RIVERSOURCE LIFE'S PRODUCTS COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RiverSource Life believes that investment performance is an important factor in the growth of its variable annuity and variable life insurance business. Poor investment performance could impair revenues and earnings, as well as RiverSource Life's prospects for growth, because:

     o    sales of variable products might decrease;

     o existing clients might withdraw assets from RiverSource Life's variable products in favor of better performing products of other companies, which would result in lower revenues; and

     o RiverSource Life's ability to attract funds from existing and new clients might diminish.

A DOWNGRADE OR A POTENTIAL DOWNGRADE IN RIVERSOURCE LIFE'S FINANCIAL STRENGTH RATINGS COULD RESULT IN A LOSS OF BUSINESS AND ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company's ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in RiverSource Life's products, the ability to market its products and its competitive position. Any downgrade in RiverSource Life's financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on its financial condition and results of operations in many ways, including:

     o    reducing new sales of insurance and annuity products;

     o adversely affecting RiverSource Life's relationships with distributors of its products;

     o materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

     o requiring RiverSource Life to reduce prices for many of its products to remain competitive; and

     o adversely affecting RiverSource Life's ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

INTENSE COMPETITION AND THE ECONOMICS OF CHANGES IN RIVERSOURCE LIFE'S PRODUCT REVENUE MIX AND DISTRIBUTION CHANNELS COULD NEGATIVELY AFFECT RIVERSOURCE LIFE'S ABILITY TO MAINTAIN OR INCREASE ITS MARKET SHARE AND PROFITABILITY.

RiverSource Life operates in an intensely competitive industry. RiverSource Life competes based on a number of factors including name recognition, service, product performance and features, price, perceived financial strength, and claims-paying ratings. RiverSource Life's competitors include insurers and other financial institutions. RiverSource Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or offer higher claims-paying ratings than RiverSource Life does.

Currently, Ameriprise Financial's branded advisor network distributes annuity and insurance products issued almost exclusively by RiverSource Life. If Ameriprise Financial's branded advisor network opened or expanded its distribution of annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products or other developments, which could have a material adverse effect on RiverSource Life's financial condition and results of operations.

DOWNTURNS AND VOLATILITY IN EQUITY MARKETS COULD ADVERSELY AFFECT RIVERSOURCE LIFE'S BUSINESS AND PROFITABILITY.

Significant downturns and volatility in equity markets could have an adverse effect on RiverSource Life's financial condition and results of operations. Market downturns and volatility may cause potential new purchasers to refrain from purchasing RiverSource Life's variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns may also cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products.

Additionally, downturns and volatility in equity markets can have an adverse effect on RiverSource Life's revenues because the value of investments under management will be reduced. Some of its variable annuity products contain GMDB, GMWB, GMIB and GMAB riders. A significant market decline could result in guaranteed minimum benefits being higher than what current account values would support, which could have an adverse effect on RiverSource Life's financial condition and results of operations. Although RiverSource Life has hedged a portion of the guarantees for the variable annuity contracts in order to mitigate the financial risk of an equity market decline, there can be no assurance that such a decline would not materially impact the profitability of certain products or product lines.

For additional information regarding the sensitivity of RiverSource Life's business results to equity market fluctuations, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Management."

DEFAULTS IN RIVERSOURCE LIFE'S FIXED INCOME SECURITIES PORTFOLIO WOULD ADVERSELY AFFECT ITS EARNINGS.

Issuers of the fixed income securities that RiverSource Life owns may default on principal and interest payments. At both December 31, 2006 and 2005, 7% of RiverSource Life's investment portfolio had ratings below investment grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment grade ratings that default on their debt obligations. As of December 31, 2006, RiverSource Life had fixed income securities in or near default (where the issuer had missed payment of principal or interest or entered bankruptcy) with a fair value of $33 million. Default-related declines in the value of RiverSource Life's fixed income securities portfolio could cause its net earnings to decline and could weaken its capital position.

SOME OF RIVERSOURCE LIFE'S INVESTMENTS ARE RELATIVELY ILLIQUID.

RiverSource Life invests a portion of its owned assets in certain privately placed fixed income securities, mortgage loans, policy loans, and collateralized debt obligations, among others, all of which are relatively illiquid. These asset classes represented 15.8% of the carrying value of RiverSource Life's investment portfolio as of December 31, 2006. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. For example, if an unexpected number of contractholders of its annuity products exercise their surrender right and RiverSource Life is unable to access other liquidity sources, it may have to quickly liquidate assets. Any inability to quickly dispose of illiquid investments could have an adverse effect on RiverSource Life's financial condition and results of operations.

RIVERSOURCE LIFE'S AFFILIATED DISTRIBUTOR MAY BE UNABLE TO ATTRACT AND RETAIN FINANCIAL ADVISORS.

RiverSource Life is dependent on the branded financial advisors of its affiliated broker-dealer selling firm for a significant portion of the sales of its annuity and insurance products. A significant number of its branded financial advisors operate as independent contractors under a franchise agreement with its affiliated selling firm. There can be no assurance that RiverSource Life's affiliated selling firm will be successful in its efforts to recruit and retain new advisors to its network. If RiverSource Life's affiliated selling firm is unable to attract and retain quality financial advisors, fewer advisors would be available to sell RiverSource Life's annuity and insurance products and RiverSource Life's financial condition and results of operations could be materially adversely affected.

RIVERSOURCE LIFE AND ITS AFFILIATES FACE INTENSE COMPETITION IN ATTRACTING AND RETAINING KEY TALENT.

RiverSource Life's continued success depends to a substantial degree on its and its affiliates' ability to attract and retain qualified personnel to conduct its business. The market for qualified talent is extremely competitive and has grown more so in recent periods due to industry growth. There can be no assurance that RiverSource Life will be successful in its efforts to recruit and retain the required personnel. If RiverSource Life is unable to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely affected.

IF THE COUNTERPARTIES TO RIVERSOURCE LIFE'S REINSURANCE ARRANGEMENTS OR TO THE DERIVATIVE INSTRUMENTS IT USES TO HEDGE ITS BUSINESS RISKS DEFAULT, RIVERSOURCE LIFE MAY BE EXPOSED TO RISKS IT HAD SOUGHT TO MITIGATE, WHICH COULD ADVERSELY AFFECT ITS FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RiverSource Life uses reinsurance to mitigate its risks in various circumstances. See "Item 1 - Business-Reinsurance." Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit risk with respect to its reinsurers. RiverSource Life cannot provide assurance that its reinsurers will pay the reinsurance recoverable owed to it now or in the future or that they will pay these recoverables on a timely basis. A reinsurer's insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have an adverse effect on RiverSource Life's financial condition and results of operations that could be material.

In addition, RiverSource Life uses derivative instruments to hedge various business risks. RiverSource Life enters into a variety of derivative instruments with a number of counterparties. If RiverSource Life's counterparties fail to honor their obligations under the derivative instruments, RiverSource Life's hedges of the related risk will be ineffective. That failure could have an adverse effect on RiverSource Life's financial condition and results of operations that could be material.

RIVERSOURCE LIFE'S BUSINESS IS HEAVILY REGULATED, AND CHANGES IN REGULATION MAY REDUCE ITS PROFITABILITY AND LIMIT ITS GROWTH.

RiverSource Life operates in a highly regulated industry, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. Regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. Various regulatory and governmental bodies have the authority to review its products and business practices and those of its employees and to bring regulatory or other legal actions against RiverSource Life if, in their view, its practices, or those of its employees are improper.

Compliance with applicable laws and regulations is time consuming and personnel-intensive. Changes in these laws and regulations may increase materially RiverSource Life's direct and indirect compliance and other expenses of doing business. The costs of the compliance requirements RiverSource Life faces, and the constraints they impose on its operations, could have a material adverse effect on RiverSource Life's financial condition and results of operations. For a further discussion of the regulatory framework in which RiverSource Life operates, see "Item 1 -
Business-Regulation." For more information regarding ongoing investigations, see "Item 3-Legal Proceedings."

LEGAL AND REGULATORY ACTIONS ARE INHERENT IN RIVERSOURCE LIFE'S BUSINESS AND COULD RESULT IN FINANCIAL LOSSES OR HARM ITS BUSINESS.

RiverSource Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations. Substantial legal liability in legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm its business prospects.

COMPETITIVE AND REGULATORY PRESSURES MAY REQUIRE RIVERSOURCE LIFE TO REDUCE THE LEVELS OF ITS FEES.

RiverSource Life's profit margins and earnings are dependent in part on its ability to maintain current fee levels for the products and services that it offers. Competition within the financial services industry could lead RiverSource Life to reduce the fees that it charges its clients for products and services. See the risk factor entitled "Intense competition and the economics of changes in RiverSource Life's product revenue mix and distribution channels could negatively affect RiverSource Life's ability to maintain or increase its market share and profitability." In addition, RiverSource Life may be required to reduce its fee levels, or restructure the fees it charges, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at RiverSource Life. See the risk factor entitled "RiverSource Life's business is heavily regulated, and changes in regulation may reduce its profitability and limit its growth" and "Item 3-Legal Proceedings" for more information regarding this and other regulatory matters. Reductions or other changes in the fees that RiverSource Life charges for its products and services could reduce its revenues and earnings.

MISCONDUCT BY RIVERSOURCE LIFE'S EMPLOYEES AND ITS AFFILIATES' EMPLOYEES IS DIFFICULT TO DETECT AND DETER AND COULD HARM RIVERSOURCE LIFE'S BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

Misconduct by RiverSource Life's employees and its affiliates' employees could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of RiverSource Life's businesses and could include:

     o attempting to bind RiverSource Life to transactions that exceed authorized limits;

     o hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

     o improperly using, disclosing, or otherwise compromising confidential information;

     o    engaging in fraudulent or otherwise improper activity;

     o engaging in unauthorized or excessive trading to the detriment of customers; or

     o otherwise not complying with laws or RiverSource Life's control procedures.

RiverSource Life cannot always deter misconduct by employees and agents and the precautions RiverSource Life takes to prevent and detect this activity may not be effective in all cases. RiverSource Life also cannot provide assurance that misconduct by employees and agents will not lead to a material adverse effect on its business, financial condition or results of operations.

IF RIVERSOURCE LIFE'S RESERVES FOR FUTURE POLICY BENEFITS AND CLAIMS ARE INADEQUATE, IT MAY BE REQUIRED TO INCREASE ITS RESERVE LIABILITIES, WHICH COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RiverSource Life establishes reserves as estimates of its liabilities for future obligations under its products. Reserves do not represent an exact calculation of liability, but rather are estimates of contract benefits and related expenses RiverSource Life expects to incur over time. The assumptions and estimates RiverSource Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. RiverSource Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims. RiverSource Life continually monitors its reserve levels. If RiverSource Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and potentially incur income statement charges for the period in which it makes the determination, which could adversely affect its financial condition and results of operations. For more information on how RiverSource Life sets its reserves, see Note 1 to the Consolidated Financial Statements.

RIVERSOURCE LIFE MAY FACE LOSSES IF MORBIDITY RATES OR MORTALITY RATES DIFFER SIGNIFICANTLY FROM ITS PRICING EXPECTATIONS.

RiverSource Life sets prices for its life, DI and LTC insurance and some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about the morbidity rates, or likelihood of sickness, and the mortality rates, or likelihood of death, of its policyholders and contractholders. The long-term profitability of these products depends upon how RiverSource Life's actual experience compares with its pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than its pricing assumptions, RiverSource Life could be required to make greater payments under DI and LTC insurance policies and immediate annuity contracts than it had projected. The same holds true for LTC policies RiverSource Life previously underwrote to the extent they are not fully reinsured. If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it had projected.

The risk that RiverSource Life's claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products. Although RiverSource Life has the ability to seek and implement future rate increases, such increases are subject to regulatory approval. As with life insurance, LTC insurance policies provide for long-duration coverage and its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life's ability to forecast future claim rates for LTC insurance is more limited than for life insurance. RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies that it had previously underwritten and by discontinuing underwriting LTC insurance.

RIVERSOURCE LIFE MAY FACE LOSSES IF THERE ARE SIGNIFICANT DEVIATIONS FROM ITS ASSUMPTIONS REGARDING THE FUTURE PERSISTENCY OF ITS INSURANCE POLICIES AND ANNUITY CONTRACTS.

The prices and expected future profitability of RiverSource Life's insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. The effect of persistency on profitability varies for different products. For most of its life insurance and deferred annuity products, actual persistency that is lower than its persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because RiverSource Life would be required to accelerate the amortization of expenses it deferred in connection with the acquisition of the policy or contract.

For RiverSource Life's LTC insurance, actual persistency that is higher than its persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than RiverSource Life assumed, then RiverSource Life could be required to make greater benefit payments than it had anticipated when it priced or partially reinsured these products. Some of its LTC insurance policies have experienced higher persistency and higher morbidity rates than RiverSource Life had assumed, which led it to increase premium rates on certain of these policies.

Because RiverSource Life's assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and policy claims and other policyholders' funds may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of its products permit RiverSource Life to increase premiums during the life of the policy or contract, RiverSource Life cannot guarantee that these increases would be sufficient to maintain profitability. Additionally, some of these pricing changes require regulatory approval, which may not be forthcoming. Moreover, many of RiverSource Life's products do not permit premium increases or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of RiverSource Life's products.

RIVERSOURCE LIFE MAY BE REQUIRED TO ACCELERATE THE AMORTIZATION OF DAC, WHICH WOULD INCREASE ITS EXPENSES AND REDUCE PROFITABILITY.

DAC represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life, DI and LTC insurance. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

RiverSource Life's projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. RiverSource Life periodically reviews and, where appropriate, adjusts its assumptions. When RiverSource Life changes its assumptions, it may be required to accelerate the amortization of DAC or to record a charge to increase benefit reserves.

As of December 31, 2006 and 2005, RiverSource Life had $4.4 billion and $4.0 billion of DAC, respectively, and it amortized $356 million and $316 million, respectively, of DAC as a current period expense for the years ended December 31, 2006 and 2005, respectively. For more information regarding DAC, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Deferred Acquisition Costs" and
"- Recent Accounting Pronouncements."

STATE INSURANCE REGULATORS MAY ADOPT NEW RESERVE OR CAPITAL REQUIREMENTS, POTENTIALLY IMPACTING RIVERSOURCE LIFE'S FINANCIAL STRENGTH RATINGS.

RiverSource Life must comply with statutory reserve and capital requirements. State regulators are continually reviewing and updating these requirements. There continues to be active discussion at the NAIC of moving to a principles-based reserving system. Capital requirements for fixed and variable annuities and fixed single pay life insurance products are currently principles-based and the NAIC is discussing similar requirements for other products. This could change statutory reserve requirements significantly, and it is not possible to estimate the impact at this time.

CHANGES IN U.S. FEDERAL INCOME OR ESTATE TAX LAW COULD MAKE SOME OF RIVERSOURCE LIFE'S PRODUCTS LESS ATTRACTIVE TO CLIENTS.

Many of the products RiverSource Life issues or on which its business is based (including both insurance products and non-insurance products) enjoy favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could make some of its products less attractive to clients.

RIVERSOURCE LIFE'S RISK MANAGEMENT POLICIES AND PROCEDURES MAY NOT BE FULLY EFFECTIVE IN MITIGATING ITS RISK EXPOSURE IN ALL MARKET ENVIRONMENTS OR AGAINST ALL TYPES OF RISK.

RiverSource Life has devoted significant resources toward developing its risk management policies and procedures and expects to continue to do so in the future. Nonetheless, RiverSource Life's policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. As a result, these methods may not accurately predict future exposures, which could be significantly greater than what its models indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to properly record and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life's risk exposure in all market environments or against all types of risk.

RIVERSOURCE LIFE IS SUBJECT TO TAX CONTINGENCIES THAT COULD ADVERSELY AFFECT THE PROVISION FOR INCOME TAXES.

RiverSource Life is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which it has significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. RiverSource Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.

   RISKS RELATING TO AMERIPRISE FINANCIAL'S SEPARATION FROM AMERICAN EXPRESS
   -------------------------------------------------------------------------

CLIENT ACQUISITION AND RETENTION MAY BE ADVERSELY AFFECTED BY RIVERSOURCE LIFE'S SEPARATION FROM AMERICAN EXPRESS.

Although RiverSource Life generally operated independently of American Express' other operations with respect to client services prior to the Separation and Distribution, RiverSource Life relied on the American Express brand and cardmember relationships in acquiring clients as part of its growth strategy. As part of a marketing and branding arrangement between Ameriprise Financial and American Express, RiverSource Life has a limited right to continue until September 30, 2007 to market its products in a manner similar to the methods it used prior to the Separation. However, overall response rates, marginal costs and profitability from these efforts may be negatively affected as a result of the loss of this affiliation. RiverSource Life cannot provide assurance that the clients it gained as a result of being affiliated with American Express will not move some or all of their existing business from RiverSource Life to another company. Loss of a significant portion of these clients could negatively impact RiverSource Life's business.

AMERIPRISE FINANCIAL AND RIVERSOURCE LIFE HAVE EXPERIENCED INCREASED COSTS IN CONNECTION WITH THE SEPARATION.

Ameriprise Financial is in the process of developing certain independent facilities, systems, infrastructure and personnel to replace services it had access to from American Express. Ameriprise Financial has also made significant investments to develop its new brands and establish its ability, and the ability of its subsidiaries, to operate without access to American Express operational and administrative infrastructure. These initiatives have been costly to implement. In 2005, Ameriprise Financial developed an allocation policy for separation costs resulting in the allocation of certain costs to RiverSource Life that it considered to be a reasonable reflection of separation costs benefiting RiverSource Life. These costs generally consist of allocated financial advisor and employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the Separation and Distribution. RiverSource Life has been allocated $252 million in total pretax non-recurring separation costs since the Separation announcement through December 31, 2006 and expects to incur significant additional separation costs in 2007. This risk has been partly offset by the contribution of capital from American Express to Ameriprise Financial, and in turn, from Ameriprise Financial to RiverSource Life.

As a result of the Separation, Ameriprise Financial (and hence, RiverSource
Life) do not have the same purchasing power they had through American Express and, in some cases, may not have as favorable terms or prices as those obtained prior to the Separation, which could decrease its overall profitability.

RIVERSOURCE LIFE MAY NOT HAVE SUFFICIENT CAPITAL GENERATION ABILITY TO MEET ITS OPERATING AND REGULATORY CAPITAL REQUIREMENTS.

As a stand-alone company, Ameriprise Financial (and hence, RiverSource Life) is required to maintain higher capital ratios to retain its credit ratings. In addition, RiverSource Life needs to cover volatility associated with variations in its operating, risk-based and regulatory capital requirements, including separation costs and contingent exposures, for example, in connection with its ongoing legal and regulatory matters. See "Item 1 - Business-Risk-Based Capital" for more information regarding capital requirements and see "Item 3-Legal Proceedings" for more information regarding pending regulatory and legal proceedings. Although Ameriprise Financial made a $650 million capital contribution to RiverSource Life to cover, among other things, allocated separation costs, RiverSource Life cannot be certain that this capital contribution will be sufficient to cover all of the additional costs. If it is not sufficient, RiverSource Life's financial condition could be adversely affected and its financial strength ratings may be downgraded. RiverSource Life has been allocated $252 million in total pretax non-recurring separation costs since the Separation announcement through December 31, 2006 and expects to be allocated a significant portion of the remaining separation costs in 2007.

AS AMERIPRISE FINANCIAL BUILDS ITS INFORMATION TECHNOLOGY INFRASTRUCTURE AND TRANSITIONS ITS DATA AND THAT OF ITS AFFILIATES, SUCH AS RIVERSOURCE LIFE, TO ITS OWN SYSTEMS, IT COULD EXPERIENCE TEMPORARY BUSINESS INTERRUPTIONS AND INCUR SUBSTANTIAL ADDITIONAL COSTS.

Ameriprise Financial (and hence, RiverSource Life) is in the process of installing and implementing an information technology infrastructure to support its business functions, including accounting and reporting, customer service and distribution. RiverSource Life anticipates this will involve significant costs. RiverSource Life may incur temporary interruptions in business operations if it cannot transition effectively from American Express' existing technology infrastructure (which covers hardware, applications, network, telephony, databases, backup and recovery solutions), as well as the people and processes that support them. RiverSource Life may not be successful in implementing its new technology infrastructure and transitioning its data, and RiverSource Life may incur substantially higher costs for implementation than currently anticipated. RiverSource Life's failure to avoid operational interruptions as it implements the new infrastructure and transitions its data, or its failure to implement the new infrastructure and transition its data successfully, could disrupt its business and have a material adverse effect on its profitability. In addition, technology service failures could have adverse regulatory consequences for RiverSource Life's business and make it vulnerable to its competitors.

Ameriprise Financial (and hence, RiverSource Life) continues to rely on American Express' disaster recovery capabilities as part of its business continuity processes. RiverSource Life will only have the right to use American Express' disaster recovery resources until September 30, 2007. RiverSource Life will be required to develop and implement its own disaster recovery infrastructure and develop business continuity for its operations, which it anticipates will involve significant costs. RiverSource Life may not be successful in developing stand-alone disaster recovery capabilities and business continuity processes, and may incur substantially higher costs for implementation than currently anticipated. RiverSource Life's failure to avoid operational interruptions as it implements new business continuity processes, or its failure to implement the new processes successfully, could disrupt its business and have a material adverse effect on its profitability in the event of a significant business disruption.

AMERIPRISE FINANCIAL'S SEPARATION FROM AMERICAN EXPRESS COULD INCREASE RIVERSOURCE LIFE'S U.S. FEDERAL INCOME TAX COSTS.

Due to the Separation, RiverSource Life will not be able to file a consolidated U.S. federal income tax return with the other members of the Ameriprise Financial affiliated group for five tax years following the Distribution. As a consequence, during this period, net operating and capital losses, credits, and other tax attributes generated by one group will not be available to offset income earned or taxes owed by the other group for U.S. federal income tax purposes. As a result of these and other inefficiencies, the aggregate amount of U.S. federal income tax that RiverSource Life pays may increase and RiverSource Life may, in addition, not be able to fully realize certain of its deferred tax assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

RiverSource Life Insurance Company occupies office space in Minneapolis, Minnesota, which is leased or owned by Ameriprise Financial. RiverSource Life Insurance Company reimburses Ameriprise Financial for rent based on direct and indirect allocation methods. RiverSource Life of NY rents office space in Albany, New York. RiverSource Life believes that the facilities occupied suit its needs.

ITEM 3.  LEGAL PROCEEDINGS

The Securities and Exchange Commission, the National Association of Securities Dealers and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements. RiverSource Life has received requests for information concerning some of these practices and is cooperating fully with these inquiries.

RiverSource Life is involved in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its business activities. RiverSource Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of RiverSource Life Insurance Company's outstanding common stock is owned by Ameriprise Financial, Inc. There is no established public trading market for RiverSource Life Insurance Company's common stock.

For discussion regarding RiverSource Life Insurance Company's payment of dividends and restrictions on dividends, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Strategy" and Note 11 of the Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
RiverSource Life Insurance Company, formerly known as IDS Life Insurance Company, is a stock life insurance company with one wholly-owned operating subsidiary, RiverSource Life Insurance Co. of New York ("RiverSource Life of NY"). RiverSource Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial").

     o RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. RiverSource Life Insurance Company issues insurance and annuity products.

     o RiverSource Life of NY is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and North Dakota. RiverSource Life of NY issues insurance and annuity products.

On December 31, 2006, IDS Life Insurance Company completed an Agreement and Plan of Merger with both American Enterprise Life Insurance Company ("American Enterprise Life") and American Partners Life Insurance Company ("American Partners Life") whereby both companies merged with and into IDS Life Insurance Company. As a result of the merger, American Enterprise Life and American Partners Life ceased to exist. Prior to the merger, both companies were wholly-owned operating subsidiaries of IDS Life Insurance Company. Immediately following the merger, IDS Life Insurance Company changed its name to RiverSource Life Insurance Company.

Also on December 31, 2006, American Centurion Life Assurance Company ("American Centurion Life") merged with and into IDS Life Insurance Company of New York ("IDS Life of New York"). As a result of the merger, American Centurion Life ceased to exist. Prior to the merger, American Centurion Life was a wholly-owned operating subsidiary of IDS Life Insurance Company. Immediately following the merger, IDS Life of New York changed its name to RiverSource Life Insurance Co. of New York.

RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-K as "RiverSource Life".

No material effect on the United States generally accepted accounting principles ("U.S. GAAP") consolidated financial condition and results of operations is expected for RiverSource Life as a result of the mergers.

The following discussion and management's narrative analysis of the financial condition and results of operations should be read in conjunction with the "Forward-Looking Statements," "Item 1A - Risk Factors" and the Consolidated Financial Statements and Notes. Management's narrative analysis is presented pursuant to General Instructions I(2) (a) of Form 10-K in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Ameriprise Financial was formerly a wholly-owned subsidiary of American Express Company ("American Express"). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the "Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. Ameriprise Financial has incurred $654 million of pretax non-recurring separation costs since the Separation announcement through December 31, 2006 and expects to incur a total of approximately $875 million. RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. RiverSource Life has been allocated $252 million in total pretax non-recurring separation costs since the Separation announcement through December 31, 2006 and expects to be allocated a significant portion of the remaining separation costs in 2007. RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Overview

Consolidated net income was $486 million for the year ended December 31, 2006 compared to $459 million for the year ended December 31, 2005, an increase of $27 million. The net income growth was positively impacted by strong growth in separate account assets, both from variable annuity net flows and market appreciation. Net flows of client assets are a measure of new sales of, or deposits into, RiverSource Life's products offset by redemptions of, or withdrawals from, RiverSource Life's products. Net flows can have a significant impact on RiverSource Life's results of operations due to their impact on revenues and expenses. These positive impacts were partially offset by lower account balances and spread compression in the fixed annuity products.

Revenues

Total revenues for the year ended December 31, 2006 were $3.4 billion, an increase of $106 million from the year ended December 31, 2005 of $3.3 billion. Total premiums increased $24 million or 6.5% to $394 million for the year ended December 31, 2006.

Premiums for disability income ("DI") and long term care ("LTC") insurance increased $27 million or 9.2% including $15 million as a result of a review of RiverSource Life's LTC reinsurance arrangements during the third quarter of 2006. Higher DI insurance in force levels also contributed to the increase in premiums.

Net investment income decreased $128 million or 7.2% to $1.7 billion for the year ended December 31, 2006 reflecting a decrease in both the average yield and the average level of invested assets. The lower level of invested assets reflects declining fixed annuity account values due to a shift in sales from fixed to variable products. Also, the decrease reflects unfavorable mark-to-market adjustments on derivatives economically hedging guaranteed minimum withdrawal benefit ("GMWB") riders and equity method investments in hedge funds. Fluctuations in the value of the GMWB embedded derivative which partially offsets the mark-to-market of the GMWB hedges are reported in the death and other benefits for investment contracts and universal life-type insurance line item on RiverSource Life's Consolidated Statements of Income. These changes were partially offset by favorable mark-to-market adjustments on derivatives economically hedging equity index annuities ("EIA"). Fluctuations in the EIA embedded derivative are reported in interest credited to account values on RiverSource Life's Consolidated Statements of Income.

Contractholder and policyholder charges increased $60 million or 10.4% to $637 million for the year ended December 31, 2006 primarily due to an increase in the cost of insurance charges on variable universal life products and charges for variable annuity GMWB riders as well as $18 million from recognizing previously deferred cost of insurance revenues.

Mortality and expense risk and other fees increased $147 million or 30.1% to $636 million for the year ended December 31, 2006 reflecting higher average values of separate account assets due to positive net flows and market appreciation.

Net realized investment gains were $51 million for the year ended December 31, 2006 compared to $48 million for the year ended December 31, 2005. For the year ended December 31, 2006, $61 million of gross realized investment gains were partially offset by $10 million of gross realized investment losses classified as Available-for-Sale.

For the year ended December 31, 2005, $108 million of gross realized investment gains were partially offset by $39 million of gross realized investment losses, as well as $19 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Included in net realized investment gains classified as Available-for-Sale for the year ended December 31, 2005 were gross realized investment gains and losses of $39 million and $14 million, respectively, related to the sale of all of RiverSource Life's retained interest in a collateralized debt obligation ("CDO") securitization trust.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2006 were $2.7 billion, an increase of $69 million from the year ended December 31, 2005 total of $2.6 billion.

Death and other benefits for traditional life insurance decreased $14 million or 33.3% to $28 million for the year ended December 31, 2006 reflecting lower claims volume.

Death and other benefits for investment contracts and universal life-type insurance increased $35 million or 15.1% to $267 million for the year ended December 31, 2006 reflecting a net increase in guaranteed minimum death benefit ("GMDB") costs of $17 million, $26 million of additional claims expense (including $7 million in connection with the recognition of the previously deferred cost of insurance revenues discussed above), the impact of $12 million in deferred acquisition costs ("DAC") unlocking reserve for certain variable plans, higher sales inducement costs of $6 million and other increases in costs and benefits of $5 million, partially offset by a net decrease in GMWB costs of $31 million.

Death and other benefits for DI and LTC insurance increased $7 million or 9.2% to $83 million for the year ended December 31, 2006 reflecting unfavorable claims experience relative to 2005.

Interest credited to account values decreased by $59 million or 5.3% to $1.1 billion for the year ended December 31, 2006 primarily due to lower interest crediting rates and lower average accumulation values of annuities, partially offset by the effect of appreciation on EIA linked to the S&P 500 Index in 2006 versus depreciation in 2005.

Amortization of DAC increased $40 million to $356 million for the year ended December 31, 2006 from $316 million for the year ended December 31, 2005.

For the year ended December 31, 2006, RiverSource Life recorded a net benefit from DAC unlocking of $26 million, primarily resulting in a $38 million benefit in DAC amortization expense and a $12 million increase in death and other benefits for investment contracts and universal life-type insurance. DAC unlocking for the third quarter of 2005 resulted in a $67 million reduction to DAC amortization.

The DAC unlocking net benefit for the third quarter of 2006 primarily reflected a $25 million benefit from modeling increased product persistency and a $15 million benefit from modeling improvements in mortality, offset by negative impacts of $8 million from modeling lower variable product fund fee revenue and $8 million from model changes related to variable life second to die insurance.

The DAC unlocking net benefit for the third quarter of 2005 primarily reflected a $32 million benefit from modeling improvements in mortality, a $33 million benefit from lower than previously assumed surrender rates and higher associated surrender charges and a $2 million net benefit from other changes in DAC valuation assumptions.

For the years ended December 31, 2006 and 2005, RiverSource Life incurred $131 million and $121 million, respectively, in separation costs. Separation costs incurred during 2006 and 2005 primarily related to technology costs and marketing and rebranding. Separation costs incurred during 2005 also included costs related to advisor retention programs.

Other insurance and operating expenses increased $53 million or 9.0% to $641 million for the year ended December 31, 2006 primarily reflecting increased corporate overhead expenses, business reinvestment initiatives and compensation costs offset by a decrease in business services expenses.

Income Taxes

RiverSource Life's effective tax rate was 28.3% and 28.4% for the years ended December 31, 2006 and 2005, respectively.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies that RiverSource Life uses affect its Consolidated Financial Statements. Certain accounting and reporting policies are critical to an understanding of RiverSource Life's financial condition and results of operations and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. The accounting and reporting policies RiverSource Life has identified as fundamental to a full understanding of its financial condition and results of operations are described below. See Note 2 to the Consolidated Financial Statements for further information about RiverSource Life's accounting policies.

VALUATION OF INVESTMENTS

The most significant component of investments is Available-for-Sale securities, which RiverSource Life generally carries at fair value within its Consolidated Balance Sheets. The fair value of approximately 95% of RiverSource Life's Available-for-Sale securities at December 31, 2006 was determined by quoted market prices. RiverSource Life records unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized securities gains (losses) been realized as of the respective balance sheet dates. At December 31, 2006, RiverSource Life had net unrealized pretax losses on Available-for-Sale securities of $293 million. RiverSource Life recognizes gains and losses in results of operations upon disposition of the securities. RiverSource Life also recognizes losses in results of operations when management determines that a decline in value is other-than-temporary. This determination requires the exercise of judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. RiverSource Life also considers the extent to which cost exceeds fair value and the duration of that difference and management's judgment about the issuer's current and prospective financial condition, as well as its ability and intent to hold until recovery. As of December 31, 2006, there were $514 million in gross unrealized losses that related to $18.7 billion of Available-for-Sale securities, of which $16.4 billion has been in a continuous unrealized loss position for 12 months or more. These investment securities had a ratio of 97% of fair value to cost at December 31, 2006. As part of RiverSource Life's ongoing monitoring process, management determined that a majority of the gross unrealized losses on these securities is attributable to changes in interest rates. Additionally, because RiverSource Life has the ability as well as the intent to hold these securities for a time sufficient to recover its cost, RiverSource Life concluded that none of these securities was other-than-temporarily impaired at December 31, 2006.

DEFERRED ACQUISITION COSTS

For RiverSource Life's annuity and life, DI and LTC insurance products, the DAC balances at any reporting date are supported by projections that show that management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. Projection periods used for RiverSource Life's annuity products are typically 10 to 25 years, while projection periods for RiverSource Life's life, DI and LTC insurance products are often 50 years or longer. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

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

For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC is not recoverable or if premium rates charged for the contract are changed. If management concludes that DAC is not recoverable, DAC is reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in consolidated results of operations.

For annuity and life, DI and LTC insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates are the primary factor used to project interest margins, while assumptions about rates credited to policyholder accounts and equity market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance business during the DAC amortization period.

The client asset value growth rate is the rate at which variable annuity and variable universal life insurance contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. RiverSource Life uses a mean reversion method as a guideline in setting near-term client asset value growth rates based on a long-term view of financial market performance as well as actual historical performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, RiverSource Life reassesses the near-term rate in order to continue to project its best estimate of long-term growth. The near-term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. DAC amortization expense recorded in a period when client asset value growth rates exceed our near-term estimate will typically be less than in a period when growth rates fall short of our near-term estimate. The long-term client asset value growth rate is based on an equity return assumption of 8%, net of management fees, with adjustments made for fixed income allocations. If RiverSource Life increased or decreased its assumption related to this growth rate by 100 basis points, the impact on the DAC balance would be an increase or decrease of approximately $35 million.

Management monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact RiverSource Life's DAC balances. For example, if RiverSource Life increased or decreased its interest margin on its universal life insurance and on the fixed portion of its variable universal life insurance products by 10 basis points, the impact on the DAC balance would be an increase or decrease of approximately $5 million. Additionally, if RiverSource Life extended or reduced the amortization periods by one year for variable annuities to reflect changes in premium paying persistency and/or surrender assumptions, the impact on the DAC balance would be an increase or decrease of approximately $32 million. The amortization impact of extending or reducing the amortization period any additional years is not linear.

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

In periods prior to 2007, RiverSource Life's policy has been to treat certain internal replacement transactions as continuations and to continue amortization of DAC associated with the existing contract against revenues from the new contract. RiverSource Life will account for many of these transactions differently as a result of adopting American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1") effective January 1, 2007. See Note 3 to the Consolidated Financial Statements for additional information about the effect of RiverSource Life's adoption of SOP 05-1.

For additional information about RiverSource Life's accounting policies for amortization and capitalization of DAC, see Note 2 and Note 3 to the Consolidated Financial Statements. For details regarding the balances of and changes in DAC for the years ended December 31, 2006, 2005 and 2004, see Note 6 to the Consolidated Financial Statements.

LIABILITIES FOR FUTURE POLICY BENEFITS AND POLICY CLAIMS AND OTHER POLICYHOLDERS' FUNDS

Fixed Annuities and Variable Annuity Guarantees

Future policy benefits and policy claims and other policyholders' funds related to fixed annuities and variable annuity guarantees include liabilities for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities and fixed annuities in a payout status.

Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

The majority of the variable annuity contracts offered by RiverSource Life contain GMDB provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up ("GGU") benefits. In addition, RiverSource Life offers contracts containing guaranteed minimum income benefit ("GMIB"), GMWB and guaranteed minimum accumulation benefit ("GMAB") provisions.

In determining the liabilities for variable annuity death benefits and GMIB, RiverSource Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review, and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year. The variable annuity death benefit liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).

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

GMWB and GMAB provisions are considered embedded derivatives and are recorded at fair value. The fair value of these embedded derivatives is based on the present value of future benefits less applicable fees charged for the provision. Changes in fair value are reflected in death and other benefits for investment contracts and universal life-type insurance.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2006, depending on year of issue, with an average rate of approximately 5.9%.

Life, Disability Income and Long Term Care Insurance

Future policy benefits and policy claims and other policyholders' funds related to life, DI and LTC insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values. Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for RiverSource Life's experience. Interest rates used with DI claims range from 3.0% to 8.0% at December 31, 2006, with an average rate of 5.0%. Interest rates used with LTC claims range from 4.0% to 7.0% at December 31, 2006, with an average rate of 4.4%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on RiverSource Life's experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life range from 4.0% to 10.0% at December 31, 2006, depending on policy form, issue year and policy duration. Anticipated interest rates for DI are 7.5% at policy issue grading to 5.0% over 5 years. Anticipated discount rates for LTC are currently 5.4% at December 31, 2006 grading up to 9.4% over 40 years.

Where applicable, benefit amounts expected to be recoverable from other insurers who share in the risk are separately recorded as reinsurance recoverable within receivables.

RiverSource Life issues only non-participating life and health insurance policies, which do not pay dividends to policyholders from realized policy margins.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The fair value of RiverSource Life's derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. In certain instances, the fair value includes structuring costs incurred at the inception of the transaction. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. RiverSource Life currently designates derivatives as cash flow hedges or, in certain circumstances, does not designate derivatives as accounting hedges.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transactions impact earnings. Any ineffective portion of the gain or loss is also reported currently in earnings as a component of net investment income.

For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings, generally as a component of net investment income. These derivatives primarily provide economic hedges to equity market exposures. Examples include structured derivatives and options and futures that economically hedge the equity components of certain annuities.

For further details on the types of derivatives RiverSource Life uses and how it accounts for them, see Note 14 to the Consolidated Financial Statements.

INCOME TAX ACCOUNTING

Income taxes, as reported in the Consolidated Financial Statements, represent the net amount of income taxes that RiverSource Life expects to pay to or receive from various taxing jurisdictions in connection with its operations. RiverSource Life provides for income taxes based on amounts that it believes it will ultimately owe. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items and the realization of certain offsets and credits. In the event that the ultimate tax treatment of items or the realization of offsets or credits differs from RiverSource Life's estimates, it may be required to significantly change the provision for income taxes recorded in its Consolidated Financial Statements.

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among RiverSource Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

RiverSource Life will not be able to file a consolidated U.S. federal income tax return with the other members of the Ameriprise Financial affiliated group for five tax years following the Distribution, which will result in net operating and capital losses, credits and other tax attributes generated by one group not being available to offset income earned or taxes owed by the other group during the period of non-consolidation. This lack of consolidation could affect RiverSource Life's ability to fully realize certain deferred tax assets, including the capital losses.

RiverSource Life is required to establish a valuation allowance for any portion of deferred tax assets that management believes will not be realized. It is likely that management will need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets relating to capital losses and avoid the establishment of a valuation allowance with respect to it. In the opinion of management, it is currently more likely than not that RiverSource Life will realize the benefit of deferred tax assets, including capital loss deferred tax assets; therefore, no such valuation allowance has been established.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

FINANCIAL CONDITION

RiverSource Life's total assets and liabilities increased in 2006 primarily due to higher separate account assets and liabilities, which increased as a result of positive variable annuity net flows and market appreciation.

Investments primarily include corporate debt securities and mortgage and other asset-backed securities. At December 31, 2006, RiverSource Life's corporate debt securities comprise a diverse portfolio with the largest concentrations accounting for approximately 67% of the portfolio in the following industries: banking and finance, utilities, and communications and media. Investments also include $3.7 billion and $4.0 billion of mortgage loans on real estate, policy loans and other investments at December 31, 2006 and 2005, respectively. Investments are principally funded by sales of insurance and annuities and by reinvested income. Maturities of these investment securities are largely matched with the expected future payments of insurance and annuity obligations.

Investments include $1.7 billion and $2.1 billion of below investment grade securities classified as Available-for-Sale securities (excluding net unrealized appreciation and depreciation) at December 31, 2006 and 2005, respectively. These investments represent 7% of RiverSource Life's investment portfolio at both December 31, 2006 and 2005.

Separate account assets represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value, and separate account liabilities are equal to separate account assets. RiverSource Life earns administration and other fees from the related accounts. The increase in separate account assets and liabilities to $49.3 billion as of December 31, 2006 compared to $37.9 billion as of December 31, 2005, resulted from net inflows of $5.3 billion and market appreciation.

RiverSource Life holds reserves for current and future obligations that are related to fixed annuities, certain guaranteed payments under variable annuities and life, DI and LTC insurance. Reserves related to fixed annuities, guarantees under variable annuities and life, DI and LTC insurance are reflected in future policy benefits in the Consolidated Balance Sheets. Reserves for fixed annuities and universal life contracts are equal to the underlying contract accumulation values. Reserves for other life, DI and LTC insurance products are based on various assumptions, including mortality rates, morbidity rates and policy persistency.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY STRATEGY

The liquidity requirements of RiverSource Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial. Other liquidity sources RiverSource Life has established are repurchase agreements and an available line of credit with Ameriprise Financial aggregating $200 million. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations. RiverSource Life of NY paid ordinary dividends to RiverSource Life during the second quarter of 2006 of $23 million.

At December 31, 2006 and 2005, RiverSource Life had securities sold under repurchase agreements totaling nil and $25 million, respectively and no amounts were outstanding on the line of credit with Ameriprise Financial.

CAPITAL ACTIVITY

RiverSource Life paid $300 million of dividends to Ameriprise Financial during 2006 comprised of $100 million of extraordinary cash dividends in each of the second and third quarters of 2006 and $100 million of ordinary cash dividends in the fourth quarter of 2006. Prior to the payment of the extraordinary cash dividends, RiverSource Life made the required advance notices to the Minnesota Department of Commerce, its primary state regulator, and received responses stating there were no objections to the payment of these dividends. In connection with the Separation, RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs. During the fourth quarter of 2005, RiverSource Life paid dividends to Ameriprise Financial of $380 million.

As a result of the mergers described in the Overview, both RiverSource Life Insurance Company and RiverSource Life of NY were able to release certain statutory reserves previously held as a result of asset adequacy testing. RiverSource Life Insurance Company and RiverSource Life of NY reduced statutory reserves by $112 million and $22 million, respectively, as of December 31, 2006.

REGULATORY CAPITAL

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities are as follows:

                                                              ACTUAL CAPITAL(a)
                                                                 DECEMBER 31,          REGULATORY
                                                           -----------------------       CAPITAL
                                                              2006          2005      REQUIREMENT(b)
                                                           ----------    ---------  -----------------
                                                                         (IN MILLIONS)

RiverSource Life Insurance Company......................    $  3,511     $  3,270       $    590
RiverSource Life Insurance Co. of New York..............         348          308             38

(a) Actual capital, as defined by the NAIC for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b) Regulatory capital requirement is based on the most recent statutory risk-based capital filing as of December 31, 2006.

CONTRACTUAL COMMITMENTS

The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations of RiverSource Life. Payments due by period as of December 31, 2006 are as follows:

                                                               PAYMENTS DUE IN YEAR ENDING
                                             ---------------------------------------------------------------
                                                                          2008-       2010-       2012 AND
                                                TOTAL         2007        2009         2011      THEREAFTER
                                             ----------   -----------  ----------  -----------  ------------
                                                                      (IN MILLIONS)
     Insurance and annuities (1) ........    $   44,599    $   3,517    $   6,329   $   5,506    $   29,247

(1) These scheduled payments are represented by reserves of approximately $30 billion at December 31, 2006 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions.
     Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

OFF-BALANCE SHEET ARRANGEMENTS

Consolidated Variable Interest Entities

During the years ended December 31, 2005 and 2004, RiverSource Life consolidated three secured loan trusts ("SLTs") which provided returns to investors primarily based on the performance of an underlying portfolio of high-yield loans and which were managed by an affiliate. One SLT was liquidated in 2004, resulting in a cumulative pretax charge of $24 million. An additional $4 million pretax charge was incurred in 2004 due to the expected liquidation of the two remaining SLTs in 2005. Those remaining SLTs were liquidated in 2005, resulting in a $14 million pretax gain for the year ended December 31, 2005. There was no remaining exposure in 2006 related to these SLTs as a result of their liquidation.

Retained Interest in Assets Transferred to Unconsolidated Entities

In 2001, RiverSource Life placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $675 million, into a securitization trust. In return, RiverSource Life received $90 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $586 million. During the second quarter of 2005, RiverSource Life sold all of its retained interest in the CDO-related securitization trust and realized a net pretax gain of $25 million.

RECENT DEVELOPMENTS

RiverSource Life is assessing a comment from the Minnesota Department of Commerce related to the actuarial calculation of disability income insurance unpaid claims, received as part of its routine financial examination of RiverSource Life Insurance Company for each of the five years in the period ended December 31, 2005. RiverSource Life's management does not believe that there will be a material adverse effect on its consolidated financial condition and results of operations upon resolution of this comment.

RISK MANAGEMENT

In accordance with regulatory investment guidelines, RiverSource Life Insurance Company and RiverSource Life of NY, through their respective boards of directors or board of directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability in order to guide the management of the general account assets. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

RiverSource Life has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuities. As part of this approach, RiverSource Life develops specific investment guidelines that are designed to optimize trade offs between risk and return and help ensure RiverSource Life is able to support future benefit payments under its insurance and annuity obligations. These same objectives must be consistent with management's overall investment objectives for the general account investment portfolio.

RiverSource Life's owned investment securities are primarily invested in long-term and intermediate-term fixed maturity securities to provide clients with a competitive rate of return on their investments while managing risk. Investment in fixed maturity securities is designed to provide RiverSource Life with a targeted margin between the yield earned on investments and the interest rate credited to clients' accounts. RiverSource Life does not trade in securities to generate short-term profits for its own account.

As part of RiverSource Life's investment process, management, with the assistance of its investment advisors, conducts a quarterly review of investment performance. The review process involves the review of certain invested assets which the committee evaluates to determine whether or not any investments are other-than-temporarily impaired and/or which specific interest earning investments should be put on an interest non-accrual basis.

RiverSource Life has two principal components of market risk: interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support. RiverSource Life manages interest rate risk through the use of a variety of tools that include modifying the maturities of investments supporting its fixed annuities and insurance products. Additionally, RiverSource Life enters into derivative financial instruments, such as interest rate swaps, caps, floors and swaptions, which change the interest rate characteristics of client liabilities or investment assets. Because certain of its investment activities are impacted by the value of its managed equity-based portfolios, from time to time RiverSource Life enters into risk management strategies that may include the use of equity derivative financial instruments, such as equity options, to mitigate its exposure to volatility in the equity markets.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest rate and equity price risks are the market risks to which RiverSource Life has material exposure. To evaluate interest rate and equity price risk RiverSource Life performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a 100 basis point increase in interest rates and a 10% decline in equity markets.

At December 31, 2006, aggregating RiverSource Life's exposure from all sources of interest rate risk net of financial derivatives hedging that exposure detailed below, RiverSource Life estimates a negative impact of $23 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remain at that level for 12 months. This compares with an estimate of $27 million made at December 31, 2005 for 12 months following a 100 basis point increase in interest rates at December 31, 2005.

At December 31, 2006, aggregating RiverSource Life's exposure from all sources of equity price risk net of financial derivatives hedging that exposure detailed below, RiverSource Life estimates a negative impact of $79 million on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remain at that level for 12 months. This compares with an estimate of $51 million made at December 31, 2005 for 12 months following a hypothetical 10% drop in equity markets at December 31, 2005.

The numbers below show RiverSource Life's estimate of the pretax impact of these hypothetical market moves, net of hedging, as of December 31, 2006. Following the table is a discussion by source of risk and the portfolio management techniques and derivative financial instruments RiverSource Life uses to mitigate these risks.

                                                                               NET RISK EXPOSURE TO
                                                                                   PRETAX INCOME
                                                                         ----------------------------------
                        SOURCES OF MARKET RISK                            INTEREST RATE     EQUITY PRICE
 ---------------------------------------------------------------------   ----------------  ----------------
                                                                                   (IN MILLIONS)
  Variable annuities and variable universal life ("VUL") products....      $      7           $    (95)
  Fixed annuities, fixed portion of variable annuities, fixed
    portion of VUL and fixed insurance products......................           (22)                 -
  Deferred acquisition costs ("DAC") reserves........................            (8)                16
                                                                         ----------------  ----------------
    Total............................................................      $    (23)          $    (79)
                                                                         ================  ================


Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the market shock and assuming the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase and a 10% equity market decline should not be construed as a prediction of future market events.

VARIABLE ANNUITIES AND VUL PRODUCTS

With variable annuities and VUL products, the policyholder chooses how the premiums are invested. They can choose equity or non-equity investments and those investments are carried in separate account assets. Annuity payouts, VUL cash value and death benefits fluctuate with the performance of the investments that the policyholder chooses. Therefore, for these products, policyholders assume the bulk of the investment risk. RiverSource Life faces interest rate and equity price risk on these products from two primary sources: the guaranteed benefits associated with variable annuities and the management fees earned on separate account assets.

The guaranteed benefits associated with the variable annuities are GMWB, GMAB, GMDB and GMIB options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

The total value of all variable annuity contracts has grown from $39.8 billion at December 31, 2005 to $49.2 billion at December 31, 2006. These contract values include GMWB contracts which have grown from $2.5 billion at December
31, 2005 to $7.2 billion at December 31, 2006. Reserve liabilities for the guaranteed benefits are recorded in future policy benefits on RiverSource
Life's Consolidated Balance Sheets. At December 31, 2006, the reserve for the GMWB was a negative $12 million compared with a reserve of a positive $9 million at December 31, 2005. The negative reserve indicates that RiverSource Life expects the GMWB fees charged to more than offset the future benefits to be paid to policyholders under the guaranteed benefit provisions. At December 31, 2006, the reserve for the other variable annuity guaranteed benefits, GMAB, GMDB and GMIB, was $26 million compared with $21 million at December 31, 2005.

RiverSource Life manages the market risk on the guaranteed benefits by product design and by the use of financial derivatives which hedge the GMWB. The design of the GMWB is an example of how RiverSource Life uses product design to manage risk. First, the GMWB provision requires that policyholders invest their funds in one of five asset allocation models, thus ensuring diversification across asset classes and underlying funds, reducing the likelihood that payouts from the guaranteed benefits will be required to compensate policyholders for investment losses. Second, the GMWB provision does not offer automatic annual percentage increases to the guaranteed amount, thus preventing the guaranteed amount from growing during a down market.

In addition to product design, RiverSource Life has implemented a comprehensive hedging program which utilizes a primarily static hedging approach. A primarily static approach improves mitigation of market dislocation and operational risks as compared to a primarily dynamic hedging approach. Currently, RiverSource Life only hedges GMWB. The notional amounts and fair value assets (liabilities) of derivatives hedging GMWB were as follows:

                                                                       DECEMBER 31,
                                                  ----------------------------------------------------
                                                             2006                      2005
                                                  -------------------------- -------------------------
                                                    NOTIONAL       FAIR        NOTIONAL      FAIR
                                                     AMOUNT        VALUE        AMOUNT       VALUE
                                                  ------------ ------------- ------------ ------------
                                                                      (IN MILLIONS)
  Purchased puts................................  $   1,410         $    171    $    629     $    95
  Interest rate swaps...........................        359               (1)          -           -
  Written S&P 500 futures(1)....................       (111)               -           -           -

--------------------------
(1) These Standard & Poor's ("S&P") 500 futures are cash settled daily and, therefore, have no fair value.


INTEREST RATE RISK - VARIABLE ANNUITIES

The GMWB create obligations which are carried at fair value separately from the underlying host variable annuity contract. Changes in fair value of the GMWB are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB liability. At December 31, 2006, if interest rates had increased by 100 basis points and remain at that level for 12 months, RiverSource Life estimates that the fair value would decrease by $57 million with a favorable impact to pretax income. The GMWB interest rate exposure is hedged with a portfolio of customized equity index puts and interest rate swaps. At December 31, 2006, RiverSource Life had equity puts with a notional amount of $1.4 billion, and interest rate swaps with a notional amount of $359 million. Terms of the swaps designate RiverSource Life as the variable rate payor. If interest rates were to increase, RiverSource Life would have to pay more to the swap counterparty, and the fair value of equity puts would decrease, resulting in a negative impact to pretax income. For a hypothetical 100 basis point increase in interest rates sustained for a 12 month period, RiverSource Life estimates that the negative impact of the derivatives on pretax income would be $53 million. The net impact on pretax income after hedging would be a favorable $4 million.

GMAB creates interest rate risk in the same way as the GMWB discussed above - the fair value of the guaranteed benefits changes with changes in interest rates. For a hypothetical 100 basis point increase in interest rates at December 31, 2006, sustained for 12 months, the fair value of the GMAB would decrease by $8 million, with a corresponding favorable impact on pretax income. RiverSource Life does not hedge the interest rate exposure on GMAB.

Separate account assets are held for the exclusive benefit of variable annuity and VUL contract holders. RiverSource Life does, however, receive asset-based investment management fees on fixed income investments the annuity and VUL policyholders have in the separate accounts. An increase in interest rates would decrease fixed rate separate account assets and decrease related fees with a negative impact to pretax income. At December 31, 2006, RiverSource Life estimates the interest rate risk from this exposure on pretax income if, hypothetically, interest rates had increased immediately by 100 basis points and remain at that level for 12 months to be a negative $5 million for the 12 month period. RiverSource Life does not hedge this exposure.

EQUITY PRICE RISK - VARIABLE ANNUITIES AND VUL PRODUCTS

The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions, regardless of the performance of the investment assets. For this reason, when equity markets decline, the returns from the separate account assets coupled with guaranteed benefit fees from annuity holders may not be sufficient to fund expected payouts. In that case, reserves must be increased with a negative impact to earnings. RiverSource Life estimates the negative impact on pretax income before hedging to be $42 million if, hypothetically, equity markets had declined by 10% at December 31, 2006 and remain at that level for 12 months. Of the $42 million, $7 million is attributable to GMWB.

Currently RiverSource Life only hedges GMWB. RiverSource Life's hedging program is static which reduces risk to major disruptions in the market and severe liquidity events because its program does not rely on frequent dynamic rebalancing and the ability to trade in the market. In addition, the primarily static nature of the hedge reduces the likelihood of operational and execution errors. The core derivative instrument with which RiverSource Life hedges the equity price risk of GMWB is a long-dated structured equity put contract; this core instrument is supplemented with equity futures. The equity put contracts had a notional amount of $1.4 billion at December 31, 2006. If, hypothetically, equity markets had declined by 10% at December 31, 2006 and remain at that level for 12 months, RiverSource Life estimates a positive impact to pretax income of $4 million from the puts and futures. The net equity price exposure to pretax income from all variable annuity guarantee benefits would be a negative $38 million.

A decline in equity markets would also reduce the asset-based management fees RiverSource Life earns on equity market investments that its annuity and VUL policyholders have in separate accounts. At December 31, 2006, RiverSource Life estimates the equity price risk from this exposure on pretax income if, hypothetically, equity markets decreased immediately by 10% and remain at that level for 12 months to be a negative impact of $57 million for the 12 month period.

FIXED ANNUITIES, FIXED PORTION OF VARIABLE ANNUITIES, FIXED PORTION OF VUL AND FIXED INSURANCE PRODUCTS

Interest rate exposures arise primarily with respect to the fixed account portion of RiverSource Life's annuity and insurance products and its investment portfolio. RiverSource Life guarantees an interest rate to the holders of these products. Premiums collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients' accounts generally reset at shorter intervals than the yield on underlying investments.

Therefore, in an increasing rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. RiverSource Life had $26.5 billion in reserves in future policy benefits on its Consolidated Balance Sheets at December 31, 2006 to recognize liabilities created by these products. To hedge against the risk of higher interest rates, RiverSource Life has purchased swaption contracts which had the notional amounts and fair value assets as follows:

                                                                     DECEMBER 31,
                                                  ----------------------------------------------------
                                                             2006                       2005
                                                  -------------------------- -------------------------
                                                    NOTIONAL       FAIR        NOTIONAL      FAIR
                                                     AMOUNT        VALUE        AMOUNT       VALUE
                                                  ------------ ------------- ------------ ------------
                                                                     (IN MILLIONS)
  Purchased swaptions...........................   $   1,200     $       2     $   1,200   $       8


If interest rates had increased by 100 basis points at December 31, 2006 and remain at that level for 12 months, RiverSource Life estimates the impact on pretax income for the 12 month period to be a negative $22 million.

EQUITY INDEXED ANNUITIES

RiverSource Life's equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index.

The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. Of the $29.6 billion in future policy benefits at December 31, 2006, $317 million relates to the liabilities created by this product. The notional amounts and fair value assets (liabilities) of derivatives hedging this product were as follows:

                                                                     DECEMBER 31,
                                                  ----------------------------------------------------
                                                             2006                       2005
                                                  -------------------------- -------------------------
                                                    NOTIONAL       FAIR        NOTIONAL      FAIR
                                                     AMOUNT        VALUE        AMOUNT       VALUE
                                                  ------------ ------------- ------------ ------------
                                                                     (IN MILLIONS)
  Purchased calls...............................   $     151     $      37     $     197   $      27
  Purchased Knock-in-Puts.......................          86             3           129           3
  Written Knock-in-Puts.........................         (67)           (1)         (101)         (1)
  Purchased S&P 500 futures(1)..................          34             -            32           -

-----------------------
(1) These S&P 500 futures are cash settled daily and, therefore, have no fair value.

INTEREST RATE RISK - EQUITY INDEXED ANNUITIES

Most of the proceeds from the sale of equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. RiverSource Life earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. RiverSource Life estimates that if, hypothetically, interest rates had increased by 100 basis points at December 31, 2006 and remain at that level for 12 months, the unhedged exposure would be a negative impact of $2 million on pretax income for the 12 month period offset by a positive impact of nearly $2 million from its hedging strategy for an immaterial net exposure.

EQUITY PRICE RISK - EQUITY INDEXED ANNUITIES

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity markets. To hedge this exposure, a portion of the proceeds from the sale of equity indexed annuities are used to purchase futures, calls and puts which generate returns to replicate what RiverSource Life must credit to client accounts. In conjunction with purchasing puts, RiverSource Life also writes puts. Pairing purchased puts with written puts allows RiverSource Life to better match the characteristics of the liability. For this product, RiverSource Life estimates that if, hypothetically, the equity markets had declined by 10% at December 31, 2006 and remain at that level for 12 months, the impact to pretax income for the 12 month period without hedging would be a positive $15 million. The impact of its hedging strategy offsets that gain for an immaterial net exposure.

DAC

For annuity and universal life products, DAC are amortized on the basis of estimated gross profits. Estimated gross profits are a proxy for pretax income prior to the recognition of DAC amortization expense. When events occur that reduce or increase current period estimated gross profits, DAC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.

INTEREST RATE RISK - DAC

An increase in interest rates would result in a significant decrease in guaranteed living benefit reserves associated with RiverSource Life's variable annuity products, with the decrease partially offset by changes in hedge asset values. This would result in increased estimated gross profits and increased DAC amortization. RiverSource Life estimates that if, hypothetically, interest rates had increased by 100 basis points at December 31, 2006 and remain at that level for 12 months, the negative impact to pretax income from increased DAC amortization would be $8 million.

EQUITY PRICE RISK - DAC

A decline in equity markets would result in reduced fee revenue and an increase in guaranteed death and living benefit reserves associated with RiverSource Life's variable annuity products, with the increase partly offset by changes in hedge asset values. This would result in decreased estimated gross profits and decreased DAC amortization. RiverSource Life estimates that if, hypothetically, equity markets declined by 10% at December 31, 2006, the positive impact to pretax income from decreased DAC amortization would be $16 million over a 12 month period.

CREDIT RISK

RiverSource Life's potential derivative credit exposure to each counterparty is aggregated with all of its other exposures to the counterparty to determine compliance with established credit and market risk limits at the time RiverSource Life enters into a derivative transaction. Credit exposures may take into account enforceable netting arrangements. Before executing a new type or structure of derivative contract, RiverSource Life determines the variability of the contract's potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect RiverSource Life's plans, estimates and beliefs. RiverSource Life's actual results could differ materially from those described in these forward-looking statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. RiverSource Life cautions the reader that the following list of factors is not exhaustive. There may also be other risks that RiverSource Life is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. RiverSource Life undertakes no obligation to update or revise any forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

     o changes in the interest rate, equity market and other financial market environments;
     o changes in the regulatory environment and judicial or legislative developments, including the increasing focus on customer suitability, sales practices and disclosure, as well as ongoing legal proceedings and regulatory actions;
     o    RiverSource Life's investment management performance;
     o effects of competition in the financial services industry and changes in RiverSource Life's product distribution mix and distribution channels;
     o RiverSource Life's capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings;
     o risks of default by issuers of investments RiverSource Life owns or by counterparties to derivative or reinsurance arrangements;
     o experience deviations from RiverSource Life's assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products;
     o successfully cross-selling insurance and annuity products and services to Ameriprise Financial's customer base;
     o RiverSource Life's ability to effectively hedge risks relating to guaranteed benefit riders and certain other products;
     o    the impact of the separation of Ameriprise Financial from American
          Express;
     o the impact of intercompany allocations to RiverSource Life from Ameriprise Financial and its affiliates;
     o Ameriprise Financial's ability to attract, recruit and retain qualified advisors and employees and its ability to distribute its products through current and future distribution channels;
     o    RiverSource Life's ability to establish its new brands;
     o changes in U.S. federal income or estate tax laws potentially making RiverSource Life's products less attractive to clients;
     o RiverSource Life's ability to recover from catastrophes, both natural and man-made; and
     o general economic and political factors, including consumer confidence in the economy.

A further description of these and other risks and uncertainties can be found under "Item 1A - Risk Factors".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                 PAGE NUMBER

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm ...............................              33

Consolidated Balance Sheets at December 31, 2006 and 2005 .............................              34

Consolidated Statements of Income for each of the three years ended
December 31, 2006, 2005 and 2004 ......................................................              35

Consolidated Statements of Cash Flows for each of the three years ended
December 31, 2006, 2005 and 2004 ......................................................           36 to 37

Consolidated Statements of Shareholder's Equity for each of the three years ended
December 31, 2006, 2005 and 2004 ......................................................              38

Notes to Consolidated Financial Statements ............................................           39 to 70



SCHEDULES:
All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and notes thereto or is not required. Therefore, all schedules have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors
RiverSource Life Insurance Company

We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company, formerly IDS Life Insurance Company, (a wholly-owned subsidiary of Ameriprise Financial, Inc.) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of RiverSource Life Insurance Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiverSource Life Insurance Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

                                /s/ Ernst & Young LLP


Minneapolis, Minnesota
February 26, 2007

                                            RIVERSOURCE LIFE INSURANCE COMPANY

                                                CONSOLIDATED BALANCE SHEETS
                                            (in millions, except share amounts)

                                                                                                        DECEMBER 31,
                                                                                                 --------------------------
                                                                                                    2006           2005
                                                                                                 -----------    -----------
ASSETS
Investments:
Available-for-Sale:
  Fixed maturities, at fair value (amortized cost: 2006, $25,289; 2005, $27,817)...............  $   24,995     $   27,753
  Common and preferred stocks, at fair value (cost: 2006, $30; 2005, $0).......................          31              -
Mortgage loans on real estate, at cost (less allowance for loan losses: 2006, $37; 2005, $41)..       2,790          2,842
Policy loans...................................................................................         642            605
Trading securities and other investments.......................................................         241            548
                                                                                                 -----------    -----------
    Total investments..........................................................................      28,699         31,748

Cash and cash equivalents......................................................................         160            272
Reinsurance recoverables.......................................................................       1,137            983
Amounts due from brokers.......................................................................           7              4
Other accounts receivable......................................................................          90             63
Accrued investment income......................................................................         309            329
Deferred acquisition costs.....................................................................       4,411          4,036
Deferred sales inducement costs................................................................         452            370
Other assets...................................................................................         321            220
Separate account assets........................................................................      49,287         37,930
                                                                                                 -----------    -----------
    Total assets...............................................................................  $   84,873     $   75,955
                                                                                                 ===========    ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Future policy benefits.........................................................................  $   29,561     $   32,312
Policy claims and other policyholders' funds...................................................          93             90
Amounts due to brokers.........................................................................         132             32
Deferred income taxes, net.....................................................................          90              9
Other liabilities..............................................................................         440            421
Separate account liabilities...................................................................      49,287         37,930
                                                                                                 -----------    -----------
    Total liabilities..........................................................................      79,603         70,794
                                                                                                 -----------    -----------

Shareholder's equity:
Common stock, $30 par value;
    100,000 shares authorized, issued and outstanding..........................................           3              3
Additional paid-in capital.....................................................................       2,021          2,020
Retained earnings..............................................................................       3,455          3,269
Accumulated other comprehensive loss, net of tax:
    Net unrealized securities losses ..........................................................        (168)           (91)
    Net unrealized derivative losses ..........................................................         (41)           (40)
                                                                                                 -----------    -----------
Total accumulated other comprehensive loss.....................................................        (209)          (131)
                                                                                                 -----------    -----------
    Total shareholder's equity.................................................................       5,270          5,161
                                                                                                 -----------    -----------

    Total liabilities and shareholder's equity.................................................  $   84,873     $   75,955
                                                                                                 ===========    ===========


                                    See Notes to Consolidated Financial Statements.

                                            RIVERSOURCE LIFE INSURANCE COMPANY

                                            CONSOLIDATED STATEMENTS OF INCOME
                                                      (in millions)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                  2006           2005          2004
                                                                              -----------    -----------    -----------
REVENUES
   Premiums:
     Traditional life insurance.............................................  $       72     $       75     $       68
     Disability income and long term care insurance.........................         322            295            284
                                                                              -----------    -----------    -----------
         Total premiums.....................................................         394            370            352

   Net investment income....................................................       1,661          1,789          1,775
   Contractholder and policyholder charges..................................         637            577            555
   Mortality and expense risk and other fees................................         636            489            430
   Net realized investment gain.............................................          51             48             27
                                                                              -----------    -----------    -----------

         Total revenues.....................................................       3,379          3,273          3,139
                                                                              -----------    -----------    -----------

BENEFITS AND EXPENSES
   Death and other benefits:
     Traditional life insurance.............................................          28             42             37
     Investment contracts and universal life-type insurance.................         267            232            228
     Disability income and long term care insurance.........................          83             76             67
   Increase in liabilities for future policy benefits:
     Traditional life insurance.............................................           -              5              1
     Disability income and long term care insurance.........................         143            141            123
   Interest credited to account values......................................       1,052          1,111          1,128
   Amortization of deferred acquisition costs...............................         356            316            261
   Separation costs.........................................................         131            121              -
   Other insurance and operating expenses...................................         641            588            502
                                                                              -----------    -----------    -----------

           Total benefits and expenses......................................       2,701          2,632          2,347
                                                                              -----------    -----------    -----------

Income before income tax provision and accounting change....................         678            641            792
Income tax provision........................................................         192            182            226
                                                                              -----------    -----------    -----------

Income before accounting change.............................................         486            459            566
Cumulative effect of accounting change, net of tax..........................           -              -            (70)
                                                                              -----------    -----------    -----------

Net income..................................................................  $      486     $      459     $      496
                                                                              ===========    ===========    ===========

                              See Notes to Consolidated Financial Statements.

                                          RIVERSOURCE LIFE INSURANCE COMPANY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in millions)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                     2006          2005          2004
                                                                                  ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $     486     $     459     $     496
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Cumulative effect of accounting change, net of tax..........................            -             -            70
  Amortization of deferred acquisition costs...................................         356           316           261
  Amortization of deferred sales inducement costs..............................          48            40            34
  Capitalization of deferred acquisition costs.................................        (687)         (633)         (534)
  Capitalization of deferred sales inducement costs............................        (126)          (94)          (71)
  Amortization of premium, net.................................................          75            83            93
  Deferred income taxes........................................................         123           122            70
  Contractholder and policyholder charges, non-cash............................        (220)         (232)         (232)
  Net realized investment gain.................................................         (51)          (48)          (27)
  Net realized gain on trading securities and equity method investments in
     hedge funds...............................................................         (16)          (24)          (38)
Change in operating assets and liabilities:
  Trading securities and equity method investments in hedge funds, net.........         297           247             7
  Future policy benefits for traditional life, disability income and long term
     care insurance............................................................         274           230           235
  Policy claims and other policyholders' funds.................................           2            20             2
  Policy loans, excluding universal life-type insurance:
     Repayment.................................................................          35            36            37
     Issuance..................................................................         (39)          (39)          (39)
  Reinsurance recoverables.....................................................        (154)         (106)         (122)
  Other accounts receivable....................................................         (27)          (10)           16
  Accrued investment income....................................................          20            23             4
  Other assets and liabilities, net............................................        (280)           47            (3)
                                                                                  ----------    ----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES......................................   $     116     $     437     $     259
                                                                                  ----------    ----------    ----------

                              See Notes to Consolidated Financial Statements.


                                          RIVERSOURCE LIFE INSURANCE COMPANY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    (in millions)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------
                                                                                     2006          2005          2004
                                                                                  ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Proceeds from sales............................................................ $   1,897     $   3,124     $   1,603
  Maturities, sinking fund payments and calls....................................     2,014         2,242         1,931
  Purchases......................................................................    (1,433)       (5,780)       (4,393)
Other investments, excluding policy loans:
  Proceeds from sales, maturities, sinking fund payments and calls...............       519           653           690
  Purchases......................................................................      (441)         (543)         (402)
Change in amounts due to and from brokers, net...................................        98          (128)          (71)
Change in restricted cash........................................................         -           536           299
                                                                                  ----------    ----------    ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES..............................     2,654           104          (343)
                                                                                  ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Activity related to investment contracts and universal life-type insurance:
  Considerations received........................................................     1,267         1,532         2,351
  Interest credited to account values............................................     1,052         1,111         1,128
  Surrenders and other benefits..................................................    (4,869)       (3,330)       (2,716)
Policy loans:
  Repayment......................................................................       108            89            84
  Issuance.......................................................................      (140)         (103)          (93)
Capital contribution from Ameriprise Financial, Inc. ............................         -           650             -
Cash dividend to Ameriprise Financial, Inc. .....................................      (300)         (380)         (930)
                                                                                  ----------    ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES............................................    (2,882)         (431)         (176)
                                                                                  ----------   -----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................      (112)          110          (260)
Cash and cash equivalents at beginning of year...................................       272           162           422
                                                                                  ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................................... $     160     $     272     $     162
                                                                                  ==========    ==========    ==========

Supplemental disclosures:
     Income taxes paid, net...................................................... $      64     $      96     $     196
     Interest paid on borrowings................................................. $       1     $       -     $       -

                                See Notes to Consolidated Financial Statements.

                                             RIVERSOURCE LIFE INSURANCE COMPANY

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                             THREE YEARS ENDED DECEMBER 31, 2006
                                                       (in millions)

                                                                                                 ACCUMULATED
                                                                    ADDITIONAL                      OTHER
                                                        COMMON       PAID-IN      RETAINED      COMPREHENSIVE
                                                        STOCK        CAPITAL      EARNINGS      INCOME/(LOSS)       TOTAL
                                                      ------------ ------------ ------------  -----------------  ------------

BALANCES AT DECEMBER 31, 2003........................  $      3     $   1,370      $   3,624     $       399      $    5,396

Comprehensive income:
    Net income.......................................         -             -            496               -             496
    Change in unrealized holding losses on
      securities, net................................         -             -              -             (35)            (35)
    Change in unrealized derivative losses, net......         -             -              -             (23)            (23)
                                                                                                                 ------------
Total comprehensive income...........................         -             -              -               -             438
Cash dividends to Ameriprise Financial, Inc.........          -             -           (930)              -            (930)
                                                      ------------ ------------ -------------  ----------------- ------------

BALANCES AT DECEMBER 31, 2004........................  $      3     $   1,370      $   3,190     $       341      $    4,904

Comprehensive loss:
    Net income.......................................         -             -            459               -             459
    Change in unrealized holding losses on
      securities, net................................         -             -              -            (461)           (461)
    Change in unrealized derivative losses, net.....          -             -              -             (11)            (11)
                                                                                                                 ------------
Total comprehensive loss.............................         -             -              -               -             (13)
Capital contribution from Ameriprise
   Financial, Inc....................................         -           650              -               -             650
Cash dividend to Ameriprise Financial, Inc...........         -             -           (380)              -            (380)
                                                      ------------ ------------ -------------  ----------------- ------------

BALANCES AT DECEMBER 31, 2005........................  $      3     $   2,020      $   3,269     $      (131)     $    5,161

Comprehensive income:
    Net income.......................................         -             -            486               -             486
    Change in unrealized holding losses on
      securities, net................................         -             -              -             (77)            (77)
    Change in unrealized derivative losses, net.....          -             -              -              (1)             (1)
                                                                                                                 ------------
Total comprehensive income...........................         -             -              -               -             408
Tax adjustment of share-based incentive employee
   compensation plan.................................         -             1              -               -               1
Cash dividend to Ameriprise Financial, Inc...........         -             -           (300)              -            (300)
                                                      ------------ ------------ -------------  ----------------- ------------
BALANCES AT DECEMBER 31, 2006........................  $      3     $   2,021      $   3,455     $      (209)     $    5,270
                                                      ============ ============ =============  ================= ============


                                        See Notes to Consolidated Financial Statements.

                      RIVERSOURCE LIFE INSURANCE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Nature of Business

     RiverSource Life Insurance Company, formerly known as IDS Life Insurance Company, is a stock life insurance company with one wholly-owned operating subsidiary, RiverSource Life Insurance Co. of New York ("RiverSource Life of NY"). RiverSource Life Insurance Company is a wholly-owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial").

     o RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. RiverSource Life Insurance Company issues insurance and annuity products.

     o RiverSource Life of NY is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and North Dakota. RiverSource Life of NY issues insurance and annuity products.

     On December 31, 2006, IDS Life Insurance Company completed an Agreement and Plan of Merger with both American Enterprise Life Insurance Company ("American Enterprise Life") and American Partners Life Insurance Company ("American Partners Life") whereby both companies merged with and into IDS Life Insurance Company. As a result of the merger, American Enterprise Life and American Partners Life ceased to exist. Prior to the merger, both companies were wholly-owned operating subsidiaries of IDS Life Insurance Company. Immediately following the merger, IDS Life Insurance Company changed its name to RiverSource Life Insurance Company.

     Also on December 31, 2006, American Centurion Life Assurance Company ("American Centurion Life") merged with and into IDS Life Insurance Company of New York ("IDS Life of New York"). As a result of the merger, American Centurion Life ceased to exist. Prior to the merger, American Centurion Life was a wholly-owned operating subsidiary of IDS Life Insurance Company. Immediately following the merger, IDS Life of New York changed its name to RiverSource Life Insurance Co. of New York.

     RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-K as "RiverSource Life".

     No material effect on the consolidated financial condition and results of operations is expected for RiverSource Life as a result of the mergers.

     Ameriprise Financial was formerly a wholly-owned subsidiary of American Express Company ("American Express"). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the "Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. Ameriprise Financial has incurred $654 million of pretax non-recurring separation costs since the Separation announcement through December 31, 2006 and expects to incur a total of approximately $875 million. RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. RiverSource Life has been allocated $252 million in total pretax non-recurring separation costs since the Separation announcement through December 31, 2006 and expects to be allocated a significant portion of the remaining separation costs in 2007. RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

                      RIVERSOURCE LIFE INSURANCE COMPANY

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

     RiverSource Life's principal products are variable deferred annuities and variable universal life insurance which are issued primarily to individuals. It also offers fixed annuities where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. It also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time. RiverSource Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, RiverSource Life has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on an increase in a broad-based stock market index. RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance including whole life and term life and disability income insurance. (RiverSource Life discontinued underwriting new long term care ("LTC") policies as of December 31,
     2002). Universal life insurance is a form of permanent life insurance characterized by its flexible premiums, its flexible death benefit amounts and its unbundling of the pricing factors (i.e., mortality, interest and expenses). Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium. Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Waiver of premium and accidental death benefit riders are generally available with these life insurance products.

     Under RiverSource Life's variable life insurance and variable annuity products described above, the purchaser may choose among investment options that include RiverSource Life's "general account" as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

     Basis of Presentation
     The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and, its wholly-owned subsidiary, RiverSource Life of NY. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as described in
     Note 11. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION
     RiverSource Life consolidates all entities in which it holds a greater than 50% voting interest, except for variable interest entities which are consolidated when certain conditions are met and immaterial seed money investments in separate accounts, which are accounted for as trading securities. Entities in which RiverSource Life holds a greater than 20% but less than 50% voting interest are accounted for under the equity method. Additionally, other investments in hedge funds in which RiverSource Life holds an interest that is less than 50% are accounted for under the equity method. All other investments are accounted for under the cost method where RiverSource Life owns less than a 20% voting interest and does not exercise significant influence, or as Available-for-Sale securities, as applicable.

     RiverSource Life also consolidates all variable interest entities ("VIEs") for which it is considered to be the primary beneficiary. The determination as to whether an entity is a VIE is based on the amount and characteristics of the entity's equity. The determination as to whether RiverSource Life is considered to be the primary beneficiary is based on whether RiverSource Life will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual return, or both. RiverSource Life liquidated its interest in all consolidated VIEs during 2004 and 2005. There were no consolidated VIEs as of December 31, 2006 and 2005.

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Qualifying Special Purpose Entities ("QSPEs") are not consolidated. Such QSPEs included a securitization trust containing a majority of RiverSource Life's rated collateralized debt obligations ("CDOs") for which RiverSource Life sold all of its retained interests in 2005.

     AMOUNTS BASED ON ESTIMATES AND ASSUMPTIONS

     Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, valuation of deferred acquisition costs ("DAC") and the corresponding recognition of DAC amortization, derivative financial instruments and hedging activities, income taxes and recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

     BALANCE SHEET

     INVESTMENTS

     Investments consist of the following:

     Available-for-Sale Securities
     Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet date. Gains and losses are recognized in consolidated results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. RiverSource Life also considers the extent to which amortized cost exceeds fair value, the duration of that difference and management's judgment about the issuer's current and prospective financial condition, as well as its ability and intent to hold until recovery. Other-than-temporary impairment charges are recorded in net realized gains (losses) on investments within the Consolidated Statements of Income. Fair value is generally based on quoted market prices.

     Commercial Mortgage Loans on Real Estate, Net
     Commercial mortgage loans on real estate, net, reflect principal amounts outstanding less allowance for losses. The allowance for loan losses is measured as the excess of the loan's recorded investment over the present value of its expected principal and interest payments discounted at the loan's effective interest rate, or the fair value of collateral. Additionally, the level of the allowance for loan losses considers other factors, including historical experience, economic conditions and geographic concentrations. Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

     RiverSource Life generally stops accruing interest on commercial mortgage loans for which interest payments are delinquent more than three months. Based on management's judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

     Policy Loans
     Policy loans include life insurance policy and annuity loans. These loans are carried at the aggregate of the unpaid loan balances, which do not exceed the cash surrender values of the related policies.

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Trading Securities and Other Investments
     Included in trading securities and other investments are hedge fund investments, separate account and mutual fund seed money and syndicated loans. Separate account and mutual fund seed money is carried at fair market value with changes in value recognized within net investment income. The carrying value of equity method investments in hedge funds reflects RiverSource Life's original investment and its share of earnings or losses of the hedge funds subsequent to the date of investment, and approximate fair value. Syndicated loans reflect amortized cost less allowance for losses.

     CASH AND CASH EQUIVALENTS
     RiverSource Life has defined cash equivalents to include highly liquid investments with original maturities of 90 days or less.

     REINSURANCE
     RiverSource Life reinsures a portion of the risks associated with its life and LTC insurance products through reinsurance agreements with unaffiliated insurance companies. Reinsurance is used in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. To minimize exposure to significant losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.

     Generally, RiverSource Life reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products. RiverSource Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for variable and universal life insurance. Policies issued prior to these dates are not subject to the same reinsurance levels. The maximum amount of life insurance risk retained by RiverSource Life is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing LTC policies except those sold by RiverSource Life of NY prior to 1996, RiverSource Life retained 50% of the risk and the remaining 50% of the risk was ceded on a coinsurance basis to affiliates of Genworth Financial, Inc. ("Genworth"). Reinsurance recoverable from Genworth related to RiverSource Life's long term care liabilities was $945 million at December 31, 2006, while amounts recoverable from each other reinsurer were much smaller. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis. Starting in 2001, risk on most term life policies is reinsured on a coinsurance basis.

     RiverSource Life retains all risk for new claims on disability income ("DI") contracts. Risk is currently managed by limiting the amount of disability insurance written on any one individual. RiverSource Life also retains all accidental death benefit and almost all waiver of premium risk.

     DEFERRED ACQUISITION COSTS
     DAC represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and insurance products. These costs are deferred to the extent they are recoverable from future profits or premiums.

     DEFERRED SALES INDUCEMENT COSTS
     Deferred sales inducement costs ("DSIC") consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
     Derivative financial instruments are recorded at fair value within other assets or liabilities. The fair value of RiverSource Life's derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. In certain instances, the fair value includes structuring costs incurred at the inception of the transaction. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. RiverSource Life generally designates its hedges as cash flows hedges or accounts for them as economic hedges.

     For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported currently in earnings as a component of net investment income. If a hedge is de-designated or terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is recognized into earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

     Derivative financial instruments that are entered into for hedging purposes are designated as such at the time RiverSource Life enters into the contract. For all derivative financial instruments that are designated for hedging activities, RiverSource Life formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also formally documents its risk management objectives and strategies for entering into the hedge transactions. RiverSource Life formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, RiverSource Life will discontinue the application of hedge accounting.

     RiverSource Life currently has economic hedges that either do not qualify or are not designated as accounting hedges. For derivative financial instruments that do not qualify for hedge accounting, or are not designated as hedges, changes in fair value are reported in current period earnings generally as a component of net investment income.

     SEPARATE ACCOUNT ASSETS AND LIABILITIES
     Separate account assets and liabilities are primarily funds held for exclusive benefit of variable annuity and variable life insurance contractholders. RiverSource Life receives mortality and expense risk and other fees, guarantee fees and cost of insurance charges from the related accounts.

     FUTURE POLICY BENEFITS AND POLICY CLAIMS AND OTHER POLICYHOLDERS' FUNDS

     Fixed Annuities and Variable Annuity Guarantees
     Future policy benefits and policy claims and other policyholders' funds related to fixed annuities and variable annuity guarantees include liabilities for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities and fixed annuities in a payout status.

     Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The majority of the variable annuity contracts offered by RiverSource Life contain guaranteed minimum death benefit ("GMDB") provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up ("GGU") benefits. In addition, RiverSource Life offers contracts containing guaranteed minimum income benefit ("GMIB"), guaranteed minimum withdrawal benefit ("GMWB") and guaranteed minimum accumulation benefit ("GMAB") provisions.

     In determining the liabilities for variable annuity death benefits and GMIB, RiverSource Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review and where appropriate, adjust its assumptions each quarter.
     Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

     The variable annuity death benefit liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).

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

     GMWB and GMAB provisions are considered embedded derivatives and are recorded at fair value. The fair value of these embedded derivatives is based on the present value of future benefits less applicable fees charged for the provision. Changes in fair value are reflected in death and other benefits for investment contracts and universal life-type insurance.

     Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

     Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2006, depending on year of issue, with an average rate of approximately 5.9%.

     Life, Disability Income and Long Term Care Insurance
     Future policy benefits and policy claims and other policyholders' funds related to life, DI and LTC insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.

     Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values. Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for RiverSource Life's experience. Interest rates used with DI claims range from 3.0% to 8.0% at December 31, 2006, with an average rate of 5.0%. Interest rates used with LTC claims range from 4.0% to 7.0% at December 31, 2006, with an average rate of 4.4%.

     Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

     Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on RiverSource Life's experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life range from 4.0% to 10.0% at December 31, 2006, depending on policy form, issue year and policy duration. Anticipated interest rates for DI are 7.5% at policy issue grading to 5.0% over five years. Anticipated discount rates for LTC are currently 5.4% at December 31, 2006 grading up to 9.4% over 40 years.

     Where applicable, benefit amounts expected to be recoverable from other insurers who share in the risk are separately recorded as reinsurance recoverable within receivables.

     RiverSource Life issues only non-participating life and health insurance policies, which do not pay dividends to policyholders from realized policy margins.

     REVENUES AND EXPENSES

     RiverSource Life's principal sources of revenue include premium revenues, net investment income, contractholder and policyholder charges and mortality and expense risk and other fees.

     Premium Revenues
     Premium revenues include premiums on traditional life, DI and LTC insurance products. Such premiums are net of reinsurance ceded and are recognized as revenue when due.

     Net Investment Income
     Net investment income primarily includes interest income earned on fixed maturity securities classified as Available-for-Sale; commercial mortgage loans on real estate and policy loans; mark-to-market of trading securities and certain derivatives; and pro-rata share of net income or loss of equity method investments in hedge funds. Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, and commercial mortgage loans on real estate so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Mortality and Expense Risk and Other Fees
     Mortality and expense risk and other fees include risk, management and administration fees, which are generated directly and indirectly from RiverSource Life's separate account assets. RiverSource Life's management and other fees are generally computed as a contractual rate based on the underlying asset values and are generally received monthly.

     Net Realized Investment Gain
     Realized gains and losses are recognized using the specific identification method, on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

     Death and Other Benefits
     Death and other benefits expenses consist of amounts paid under insurance policies and annuity contracts, including benefits paid under optional variable annuity guaranteed benefit riders. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Death and other benefits expenses also include amortization of DSIC.

     Interest Credited to Account Values
     Interest credited to account values represents amounts earned on fixed account values associated with fixed and variable universal life and annuity contracts and equity indexed annuities in accordance with contract provisions.

     Amortization of Deferred Acquisition Costs
     Direct sales commissions and other costs deferred as DAC associated with the sale of annuity and insurance products are amortized over time. For annuity and universal life contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

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

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC is not recoverable or if premium rates charged for the contract are changed. If management concludes that DAC is not recoverable, DAC is reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in RiverSource Life's consolidated results of operations.

     For annuity, life, DI and LTC insurance products, key assumptions underlying those long-term projections include interest rates (both earning rates on invested assets and rates credited to policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates are the primary factor used to project interest margins, while assumptions about rates credited to policyholder accounts and equity market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing annuity and insurance business during the DAC amortization period.

     The client asset value growth rate is the rate at which variable annuity and variable universal life insurance contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. RiverSource Life uses a mean reversion method as a guideline in setting near-term client asset value growth rates based on a long-term view of financial market performance as well as actual historical performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, RiverSource Life reassesses the near-term rate in order to continue to project its best estimate of long-term growth. The near-term growth rate is reviewed to ensure consistency with management's assessment of anticipated equity market performance. DAC amortization expense recorded in a period when client asset value growth rates exceed near-term estimate will typically be less than in a period when growth rates fall short of near-term estimate.

     The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.

     Separation Costs
     Separation costs generally consist of allocated financial advisor and employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the Separation.

     Other Insurance and Operating Expenses
     Other insurance and operating expenses primarily includes expenses allocated to RiverSource Life from its parent, Ameriprise Financial for RiverSource Life's share of compensation, professional and consultant fees, information technology and communications, facilities and equipment, advertising and promotion and legal and regulatory.

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes
     As a result of the Separation of Ameriprise Financial from American Express, RiverSource Life was required to file a short period income tax return through September 30, 2005 which was included as part of the American Express consolidated income tax return for the year ending December 31, 2005. Additionally, RiverSource Life will not be able to file a consolidated U.S. federal income tax return with other members of Ameriprise Financial's affiliated group for five tax years following the Distribution. Therefore, RiverSource Life was also required to file a separate short period consolidated life insurance company income tax return for the period October 1, 2005 through December 31, 2005. RiverSource Life's provision for income taxes represents the net amount of income taxes that it expects to pay or receive from various taxing jurisdictions in connection with its operations. Inherent in the provision for income taxes are estimates and judgment regarding the tax treatment of certain offsets and credits.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted provided that the entity has not issued financial statements for any period within the year of adoption. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. RiverSource Life is currently evaluating the impact of SFAS 157 on its consolidated financial condition and results of operations.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff's previous positions in SAB No. 99, "Materiality," regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 was effective for fiscal years ending after November 15, 2006. The effect of adopting SAB 108 on RiverSource Life's consolidated financial condition and results of operations was insignificant.

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. RiverSource Life adopted FIN 48 as of January 1, 2007. The effect of adopting FIN 48 on RiverSource Life's consolidated financial condition and results of operations was not material.

                      RIVERSOURCE LIFE INSURANCE COMPANY

3.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133;
     (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. RiverSource Life adopted SFAS 155 as of January 1, 2007. The effect of adopting SFAS 155 on its consolidated financial condition and results of operations is not expected to be significant.

     Effective January 1, 2006, RiverSource Life adopted SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS 154"). This Statement replaced APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changed the requirements for the accounting for and reporting of a change in accounting principle. The effect of adopting SFAS 154 on RiverSource Life's consolidated financial condition and results of operations was insignificant.

     Effective January 1, 2006, RiverSource Life adopted FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1 and FAS 124-1"). FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The impact of the adoption of FSP FAS 115-1 and FAS 124-1 on RiverSource Life's consolidated financial condition and results of operations was not material.

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts," ("SOP 05-1"). SOP 05-1 provides clarifying guidance on accounting by insurance enterprises for DAC associated with any insurance or annuity contract that is internally replaced with another contract or significantly modified. SOP 05-1 is effective for transactions occurring in fiscal years beginning after December 15, 2006. RiverSource Life has accounted for many of these transactions as contract continuations and has continued amortization of existing DAC against revenue from the new or modified contract. In addition, RiverSource Life has not anticipated these transactions in establishing amortization periods or other DAC valuation assumptions. Many of these transactions no longer qualify as continuations under SOP 05-1. Effective with RiverSource Life's adoption of SOP 05-1 as of January 1, 2007, RiverSource Life will account for such transactions as contract terminations which will result in accelerated DAC amortization. As a result of adopting SOP 05-1, RiverSource Life has determined that in the first quarter of 2007 it will record as a cumulative change in accounting principle a pretax reduction to DAC of approximately $210 million and an after-tax decrease to retained earnings of approximately $137 million. The adoption of SOP 05-1 is also expected to result in an increase in DAC amortization in 2007. The expected increase to amortization expense may vary depending upon future changes in underlying valuation assumptions.

                      RIVERSOURCE LIFE INSURANCE COMPANY

3.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     Effective January 1, 2004, RiverSource Life adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 provides guidance on; (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation. The adoption of SOP 03-1 resulted in a cumulative effect of accounting change that reduced first quarter 2004 results by $71 million ($109 million pretax). The cumulative effect of accounting change consisted of: (i) $43 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits ($33 million) and from considering these liabilities in valuing DAC and DSIC associated with those contracts ($10 million); and (ii) $66 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual costs of insurance charges are expected to be less than future death benefits ($92 million) and from considering these liabilities in valuing DAC associated with those contracts ($26 million offset). Prior to RiverSource Life's adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. Amounts expensed in 2004 to establish and maintain additional liabilities for certain variable annuity guaranteed benefits were $53 million (of which $33 million was part of the adoption charges described previously). RiverSource Life's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     The AICPA released a series of technical practice aids ("TPAs") in September 2004, which provide additional guidance related to, among other things, the definition of an insurance benefit feature and the definition of policy assessments in determining benefit liabilities, as described within SOP 03-1. The TPAs did not have a material effect on RiverSource Life's calculation of liabilities that were recorded in the first quarter of 2004 upon adoption of SOP 03-1.

4.   INVESTMENTS

     AVAILABLE-FOR-SALE SECURITIES

     The following is a summary of Available-for-Sale securities by type:

                                                                         GROSS          GROSS
                                                        AMORTIZED      UNREALIZED     UNREALIZED       FAIR
     DECEMBER 31, 2006                                    COST           GAINS          LOSSES         VALUE
     ----------------------------------------------   ------------    ------------   ------------   -----------
                                                                            (IN MILLIONS)
     Fixed maturities:
     Corporate debt securities.....................    $   12,232      $      119     $     (262)    $  12,089
     Mortgage and other asset-backed securities....         9,398              27           (175)        9,250
     Foreign corporate bonds and obligations.......         3,080              39            (68)        3,051
     U.S. government and agencies obligations......           295              13             (5)          303
     State and municipal obligations...............           165               4             (4)          165
     Foreign government bonds and obligations......           117              18              -           135
     Structured investments (a)....................             2               -              -             2
                                                      ------------    ------------   ------------   -----------
     Total fixed maturities........................        25,289             220           (514)       24,995
     Common and preferred stocks...................            30               1              -            31
                                                      ------------    ------------   ------------   -----------
     Total ........................................    $   25,319      $      221     $     (514)    $  25,026
                                                      ============    ============   ============   ===========
     (a) Includes unconsolidated collateralized debt obligations.

                                     RIVERSOURCE LIFE INSURANCE COMPANY

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   INVESTMENTS (CONTINUED)

                                                                         GROSS          GROSS
                                                        AMORTIZED      UNREALIZED     UNREALIZED       FAIR
     DECEMBER 31, 2005                                    COST           GAINS          LOSSES         VALUE
     ----------------------------------------------   ------------    ------------   ------------   -----------
                                                                            (IN MILLIONS)
     Fixed maturities:
     Corporate debt securities.....................    $   13,319      $      208     $     (199)    $  13,328
     Mortgage and other asset-backed securities....        10,805              46           (159)       10,692
     Foreign corporate bonds and obligations.......         3,149              67            (55)        3,161
     U.S. government and agencies obligations......           300              16             (5)          311
     State and municipal obligations...............           114               3             (3)          114
     Foreign government bonds and obligations......           128              17              -           145
     Structured investments (a)....................             2               -              -             2
                                                      ------------    ------------   ------------   -----------
     Total fixed maturities........................        27,817             357           (421)       27,753
     Common and preferred stocks...................             -               -              -             -
                                                      ------------    ------------   ------------   -----------
     Total ........................................    $   27,817      $      357     $     (421)    $  27,753
                                                      ============    ============   ============   ===========
     (a) Includes unconsolidated collateralized debt obligations.

     At December 31, 2006 and 2005, fixed maturity securities, excluding net unrealized appreciation and depreciation, comprised approximately 87% of RiverSource Life's total investments. These securities are rated by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's ("S&P"), except for approximately $1.2 billion and $1.0 billion of securities at December 31, 2006 and 2005, respectively, which are rated by RiverSource Investments, LLC's internal analysts using criteria similar to Moody's and S&P. Ratings on investment grade securities are presented using S&P's convention and, if the two agencies' ratings differ, the lower rating is used. A summary by rating, excluding net unrealized appreciation and depreciation, on December 31 is as follows:

     RATING                                                                      2006                 2005
     ------------------------------------------------------------------    ----------------      ----------------
     AAA............................................................               38%                   40%
     AA.............................................................                9                     6
     A..............................................................               19                    21
     BBB............................................................               27                    26
     Below investment grade.........................................                7                     7
                                                                           ----------------      ----------------
         Total......................................................              100%                  100%
                                                                           ================      ================

     At December 31, 2006 and 2005, approximately 47% of the securities rated AAA are GNMA, FNMA and FHLMC mortgage-backed securities. No holdings of any other issuer were greater than 10% of stockholder's equity.

                      RIVERSOURCE LIFE INSURANCE COMPANY

4.   INVESTMENTS (CONTINUED)

     The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006:

                                      LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                   -------------------------   -------------------------   -------------------------
                                      FAIR       UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
     DESCRIPTION OF SECURITIES:       VALUE        LOSSES         VALUE        LOSSES         VALUE        LOSSES
     ----------------------------- -----------   -----------   -----------   -----------   -----------   -----------
                                                                    (IN MILLIONS)

     Corporate debt securities...  $     1,166   $       (16)  $     7,680   $      (246)  $     8,846   $      (262)
     Mortgage and other
         asset-backed securities.          862            (5)        6,616          (170)        7,478          (175)
     Foreign corporate bonds
         and obligations.........          196            (3)        1,834           (65)        2,030           (68)
     U.S. government and
         agencies obligations....            5             -           214            (5)          219            (5)
     State and municipal
         obligations.............            3             -            81            (4)           84            (4)
     Foreign government bonds
         and obligations.........            -             -             3             -             3             -
     Structured investments......            1             -             -             -             1             -
                                   -----------   -----------   -----------   -----------   -----------   -----------
         Total...................  $     2,233   $       (24)  $    16,428   $      (490)  $    18,661   $      (514)
                                   ===========   ===========   ===========   ===========   ===========   ===========

     The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005:

                                      LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                   -------------------------   -------------------------   -------------------------
                                      FAIR       UNREALIZED       FAIR       UNREALIZED        FAIR      UNREALIZED
     DESCRIPTION OF SECURITIES:       VALUE        LOSSES         VALUE        LOSSES          VALUE       LOSSES
     ----------------------------- -----------   -----------   -----------   -----------   -----------   -----------
                                                                    (IN MILLIONS)

     Corporate debt securities...  $     6,184   $      (133)  $     1,619   $       (66)  $     7,803   $      (199)
     Mortgage and other
         asset-backed securities.        6,002           (88)        2,059           (71)        8,061          (159)
     Foreign corporate bonds
         and obligations.........        1,204           (31)          535           (24)        1,739           (55)
     U.S. government and
         agencies obligations....          149            (3)           72            (2)          221            (5)
     State and municipal
         obligations.............           67            (2)           15            (1)           82            (3)
     Foreign government bonds
         and obligations.........           13             -             -             -            13             -
     Structured investments......            2             -             -             -             2             -
                                   -----------   -----------   -----------   -----------   -----------   -----------
         Total...................  $    13,621   $      (257)  $     4,300   $      (164)  $    17,921   $      (421)
                                   ===========   ===========   ===========   ===========   ===========   ===========

                      RIVERSOURCE LIFE INSURANCE COMPANY

4.   INVESTMENTS (CONTINUED)

     In evaluating potential other-than-temporary impairments, RiverSource Life considers the extent to which amortized costs exceed fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following table summarizes the unrealized losses by ratio of fair value to amortized cost as of December 31, 2006:

                                  LESS THAN 12 MONTHS                 12 MONTHS OR MORE                        TOTAL
                          ----------------------------------  ----------------------------------  ----------------------------------
                            NUMBER                  GROSS       NUMBER                  GROSS       NUMBER                  GROSS
     RATIO OF FAIR VALUE      OF        FAIR      UNREALIZED      OF        FAIR      UNREALIZED      OF        FAIR      UNREALIZED
     TO AMORTIZED COST    SECURITIES    VALUE       LOSSES    SECURITIES    VALUE       LOSSES    SECURITIES    VALUE       LOSSES
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                    (IN MILLIONS, EXCEPT NUMBER OF SECURITIES)

     95% - 100%..........        178  $    2,233  $      (24)        657  $   15,304  $     (407)        835  $   17,537  $    (431)
     90% - 95%...........          -           -           -          59       1,035         (69)         59       1,035        (69)
     80% - 90%...........          -           -           -           6          89         (14)          6          89        (14)
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
         Total...........        178  $    2,233  $      (24)        722  $   16,428  $     (490)        900  $   18,661  $    (514)
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

     A majority of the gross unrealized losses related to corporate debt securities and substantially all of the gross unrealized losses related to mortgage and other asset-backed securities were attributable to changes in interest rates. A portion of the gross unrealized losses particularly related to corporate debt securities was also attributed to credit spreads and specific issuer credit events. As noted in the table above, a significant portion of the gross unrealized losses relates to securities that have a fair value to amortized cost ratio of 95% or above resulting in an overall 97% ratio of fair value to amortized cost for all securities with an unrealized loss. From an overall perspective, the gross unrealized losses were not concentrated in any individual industries or with any individual securities. However, the securities with a fair value to amortized cost ratio of 80%-90% primarily relate to the auto and paper industries. The largest unrealized loss associated with an individual issuer, excluding GNMA, FNMA and FHLMC mortgage-backed securities, was $5 million. The securities related to this issuer have a fair value to amortized cost ratio of 95%-100% and have been in an unrealized loss position for more than 12 months. There were no securities with a fair value to amortized cost ratio less than 80% in the portfolio.

     RiverSource Life monitors the investments and metrics described previously on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairments. See the Investments section of Note 2 for information regarding RiverSource Life's policy for determining when an investment's decline in value is other-than-temporary. As stated earlier, RiverSource Life's ongoing monitoring process has revealed that a significant portion of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates. Additionally, RiverSource Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none had other-than-temporary impairment at December 31, 2006.

     The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period (holding gains (losses));
     (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales and other-than-temporary impairments of Available-for-Sale securities (reclassification of realized gains (losses)) and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC and annuity liabilities to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

                      RIVERSOURCE LIFE INSURANCE COMPANY

4.   INVESTMENTS (CONTINUED)

     The following table presents the components of the change in net unrealized securities gains (losses), net of tax, included in other comprehensive income (loss):

                                                                   2006         2005          2004
                                                                ----------   ----------   ----------
                                                                           (IN MILLIONS)

     Holding (losses) gains, net of tax of $63, $261 and
       $23, respectively....................................    $     (116)  $     (485)  $       42
     Reclassification of realized gains, net of tax of $17,
       $17 and $11, respectively............................           (33)         (32)         (20)
     DAC, net of tax of $15, $28 and $3, respectively.......            29           53            6
     DSIC, net of tax of $2, $5 and $4, respectively........             3            8           (7)
     Fixed annuity liabilities, net of tax of $22, $3 and
       $30, respectively....................................            40           (5)         (56)
                                                                ----------   ----------   ----------
     Net unrealized securities losses.......................    $      (77)  $     (461)  $      (35)
                                                                ==========   ==========   ==========

     Available-for-Sale securities by maturity at December 31, 2006 were as follows:

                                                                AMORTIZED        FAIR
                                                                  COST           VALUE
                                                              ------------    ------------
                                                                     (IN MILLIONS)

    Due within one year....................................   $        521     $       522
    Due after one year through five years..................          6,625           6,592
    Due after five years through 10 years..................          7,558           7,395
    Due after 10 years.....................................          1,185           1,234
                                                              ------------    ------------
                                                                    15,889          15,743
    Mortgage and other asset-backed securities.............          9,398           9,250
    Structured investments.................................              2               2
    Common and preferred stocks............................             30              31
                                                              ------------    ------------
    Total .................................................   $     25,319     $    25,026
                                                              ============    ============

     The expected payments on mortgage and other asset-backed securities and structured investments may not coincide with their contractual maturities. As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

     The table below includes sales, maturities, and purchases of investments classified as Available-for-Sale for the years ended December 31:

                                                             2006           2005           2004
                                                         -----------    -----------    -----------
                                                                       (IN MILLIONS)

     Sales............................................   $     1,897    $     3,124    $     1,603
     Maturities, sinking fund payments and calls......   $     2,014    $     2,242    $     1,931
     Purchases........................................   $    (1,433)   $    (5,780)   $    (4,393)

                      RIVERSOURCE LIFE INSURANCE COMPANY

4.   INVESTMENTS (CONTINUED)

     Net realized gains and losses on Available-for-Sale securities, using the specific identification method, are noted in the following table for the years ended December 31:

                                                             2006           2005           2004
                                                         -----------    -----------    -----------
                                                                       (IN MILLIONS)

     Gross realized gains from sales..................   $        60    $       108    $        48
     Gross realized losses from sales.................   $       (10)   $       (39)   $       (18)
     Other-than-temporary impairments.................   $         -    $       (19)   $         -

     The $19 million of other-than-temporary impairments in 2005 primarily related to corporate debt securities within the auto industry which were downgraded in 2005 and subsequently deteriorated throughout the year in terms of their fair value to amortized cost ratio.

     During the second quarter of 2005, RiverSource Life sold all of its retained interest in a CDO securitization trust and realized a net pretax gain of $25 million.

     At December 31, 2006 and 2005, bonds carried at $18 and $16 million, respectively, were on deposit with various states as required by law.

     COMMERCIAL MORTGAGE LOANS ON REAL ESTATE AND SYNDICATED LOANS, NET

     The following is a summary of commercial mortgage loans on real estate and syndicated loans at December 31:

                                                                2006          2005
                                                             -----------   -----------
                                                                  (IN MILLIONS)

      Commercial mortgage loans on real estate...............$     2,827   $     2,883
      Less: allowance for loan losses.........................       (37)          (41)
                                                             -----------   -----------
      Commercial mortgage loans on real estate, net..........$     2,790   $     2,842
                                                             ===========   ===========

      Syndicated loans.......................................$       112   $       131
      Less: allowance for loan losses.........................        (4)           (4)
                                                             -----------   -----------
      Net syndicated loans...................................$       108   $       127
                                                             ===========   ===========

     Commercial mortgage loans are first mortgages on real estate. RiverSource Life holds the mortgage documents, which gives it the right to take possession of the property if the borrower fails to perform according to the terms of the agreements. Commercial mortgage loan fundings are restricted by state insurance regulatory authorities to 80% or less of the market value of the real estate at the time of origination of the loan. Commitments to fund mortgages are made in the ordinary course of business. The funding commitments at December 31, 2006 and 2005 approximate fair value.

     Syndicated loans, which are included as a component of other investments, represent loans in which a group of lenders provide funds to borrowers. There is usually one originating lender which retains a small percentage and syndicates the remainder.

     At December 31, 2006 and 2005, RiverSource Life's recorded investment in impaired commercial mortgage loans on real estate was nil and $14 million, respectively, with related allowances for commercial mortgage loan losses of nil and $4 million, respectively. During 2006 and 2005, the average recorded investment in impaired commercial mortgage loans on real estate was $3 million and $6 million, respectively. RiverSource Life recognized nil, nil, and $1 million of interest income related to impaired commercial mortgage loans on real estate for the years ended December 31, 2006, 2005 and 2004, respectively.

                      RIVERSOURCE LIFE INSURANCE COMPANY

4.   INVESTMENTS (CONTINUED)

     The balances of and changes in the allowance for commercial mortgage loan losses were as follows:

                                                                 2006         2005          2004
                                                             -----------   -----------   -----------
                                                                          (IN MILLIONS)

     BALANCE AT JANUARY 1..................................  $        41   $        45   $        47
     Provision for commercial mortgage loan losses.........            -             -             9
     Foreclosures, write-offs and loan sales...............           (4)           (4)          (11)
                                                             -----------   -----------   -----------
     BALANCE AT DECEMBER 31................................  $        37   $        41   $        45
                                                             ===========   ===========   ===========


     Concentrations of credit risk of commercial mortgage loans on real estate by region at December 31 were:

                                                                    2006                              2005
                                                      ---------------------------------  --------------------------------
                                                        ON-BALANCE         FUNDING         ON-BALANCE        FUNDING
     COMMERCIAL MORTGAGE LOANS BY U.S. REGION             SHEET          COMMITMENTS          SHEET        COMMITMENTS
                                                      --------------- -----------------  -------------- -----------------
                                                                                (IN MILLIONS)

     Atlantic.........................................$        859    $       41         $       852    $        22
     North Central....................................         739            22                 843              6
     Pacific..........................................         397            15                 364             27
     Mountain.........................................         298            13                 352              9
     South Central....................................         337             1                 308             22
     New England......................................         197             2                 164             21
                                                      --------------- -----------------  -------------- -----------------
                                                             2,827            94               2,883            107
     Less: allowance for loan losses..................         (37)            -                 (41)             -
                                                      --------------- -----------------  -------------- -----------------
        Total.........................................$      2,790    $       94         $     2,842    $       107
                                                      =============== =================  ============== =================

     Concentrations of credit risk of commercial mortgage loans on real estate by property type at December 31 were:

                                                                    2006                              2005
                                                      ---------------------------------  --------------------------------
                                                        ON-BALANCE         FUNDING         ON-BALANCE        FUNDING
     COMMERCIAL MORTGAGE LOANS BY PROPERTY TYPE            SHEET          COMMITMENTS          SHEET        COMMITMENTS
                                                      --------------- -----------------  -------------- -----------------
                                                                                (IN MILLIONS)

     Office buildings.................................$        962    $        4         $      1,048    $       36
     Shopping centers and retail......................         718            71                  704            37
     Apartments.......................................         470             2                  454            11
     Industrial buildings.............................         458            12                  454            12
     Hotels and motels................................          89             4                   92             6
     Medical buildings................................          45             -                   47             3
     Mixed use........................................          44             -                   39             -
     Retirement homes.................................           -             -                    5             -
     Other............................................          41             1                   40             2
                                                      --------------- -----------------  --------------- ----------------
                                                             2,827            94                2,883           107
     Less: allowance for loan losses..................         (37)            -                  (41)            -
                                                      --------------- -----------------  --------------- ----------------
        Total.........................................$      2,790    $       94         $      2,842    $      107
                                                       =============== =================  =============== ================

     Commitments to fund commercial mortgages were made in the ordinary course of business. The funding commitments at December 31, 2006 and 2005 approximate fair value.

                      RIVERSOURCE LIFE INSURANCE COMPANY

4.   INVESTMENTS (CONTINUED)

     SOURCES OF INVESTMENT INCOME AND NET REALIZED INVESTMENT GAIN

     Net investment income for the years ended December 31 is summarized as follows:

                                                             2006        2005         2004
                                                         -----------  -----------  -----------
                                                                    (IN MILLIONS)

      Income on fixed maturities........................ $    1,408   $     1,449  $     1,451
      Income on commercial mortgage loans on real estate        181           197          221
      Trading securities and other investments..........         89           164          138
                                                         -----------  -----------  -----------
                                                              1,678         1,810        1,810
      Less: investment expenses.........................         17            21           35
                                                         -----------  -----------  -----------
         Total.......................................... $    1,661   $     1,789  $     1,775
                                                         ===========  ===========  ===========

     Net realized investment gain for the years ended December 31 is summarized as follows:

                                                             2006        2005         2004
                                                         -----------  -----------  -----------
                                                                    (IN MILLIONS)

      Fixed maturities.................................. $        50  $        50  $        31
      Commercial mortgage loans on real estate..........           1           (2)          (3)
      Trading securities and other investments..........           -            -           (1)
                                                         -----------  -----------  -----------
         Total.......................................... $        51  $        48  $        27
                                                         ===========  ===========  ===========

5.   VARIABLE INTEREST ENTITIES

     During the years ended December 31, 2005 and 2004, RiverSource Life consolidated three secured loan trusts ("SLTs") which provided returns to investors primarily based on the performance of an underlying portfolio of high-yield loans and which were managed by an affiliate. One SLT was liquidated in 2004, resulting in a cumulative pretax charge of $24 million. An additional $4 million pretax charge was incurred in 2004 due to the expected liquidation of the two remaining SLTs in 2005. Those remaining SLTs were liquidated in 2005, resulting in a $14 million pretax gain for the year ended December 31, 2005. Consolidated results of operations for the year ended December 31, 2004 included non-cash charges related to the liquidated SLTs of $28 million that included a $24 million charge related to the complete liquidation of an SLT in 2004.

     RiverSource Life has other significant variable interests for which it is not considered the primary beneficiary and, therefore, does not consolidate. These interests are represented by carrying values of $2 million of CDO residual tranches managed by an affiliate where RiverSource Life is not the primary beneficiary. RiverSource Life's maximum exposure to loss as a result of its investment in the CDO residual tranches is represented by the carrying value.

                      RIVERSOURCE LIFE INSURANCE COMPANY

6.   DEFERRED ACQUISITION COSTS AND DEFERRED SALES INDUCEMENT COSTS

     The balances of and changes in DAC were as follows:

                                                                   2006          2005          2004
                                                               -----------   -----------   -----------
                                                                            (IN MILLIONS)

      Balance, beginning of year.............................  $     4,036   $     3,638   $     3,336
      Impact of SOP 03-1.....................................            -             -            20
      Capitalization of acquisition costs....................          687           633           534
      Amortization, excluding impact of changes in
          assumptions........................................         (409)         (383)         (341)
      Amortization, impact of annual third quarter changes
          in DAC-related assumptions.........................           38            67            24
      Amortization, impact of other quarter changes in
          DAC-related assumptions(a) ........................           15             -            56
      Impact of changes in net unrealized securities losses..           44            81             9
                                                               -----------   -----------   -----------
      Balance, end of year...................................  $     4,411   $     4,036   $     3,638
                                                               ===========   ===========   ===========

     (a) Amount in 2004 was primarily related to a $66 million reduction in DAC amortization expense to reflect the lengthening of the amortization periods for certain annuity and life insurance products impacted by RiverSource Life's adoption of SOP 03-1 on January 1,
         2004, partially offset by a $10 million increase in amortization expense due to a LTC DAC valuation system conversion.

     The balances of and changes in DSIC were as follows:

                                                                   2006          2005          2004
                                                               -----------   -----------   -----------
                                                                            (IN MILLIONS)

      Balance, beginning of year.............................  $       370   $       303   $       279
      Impact of SOP 03-1.....................................            -             -            (3)
      Capitalization of sales inducements....................          126            94            71
      Amortization...........................................          (48)          (40)          (34)
      Impact of changes in net unrealized securities losses
          (gains) ...........................................            4            13           (10)
                                                               -----------   -----------   -----------
      Balance, end of year...................................  $       452   $       370   $       303
                                                               ===========   ===========   ===========

7.   LINES OF CREDIT

     RiverSource Life has available a committed line of credit with Ameriprise Financial aggregating $200 million. The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points. There were no amounts outstanding on this line of credit at December 31, 2006.

     Also, RiverSource Life has a collateral loan agreement with Ameriprise Financial aggregating up to $75 million. The interest rate for any borrowings is equal to the preceding month's effective new money rate for RiverSource Life's permanent investments. There were no amounts outstanding at December 31, 2006 and 2005.

8.   VARIABLE ANNUITY GUARANTEES

     The majority of the variable annuity contracts offered by RiverSource Life contain GMDB provisions. RiverSource Life also offers GGU provisions on variable annuities with death benefit provisions and contracts containing GMIB provisions. RiverSource Life has established additional liabilities for these variable annuity death benefits and GMIB provisions. The variable annuity contracts offered by RiverSource Life may also contain GMWB and GMAB provisions, which are considered embedded derivatives. RiverSource Life has established additional liabilities for these embedded derivatives at fair value.

                      RIVERSOURCE LIFE INSURANCE COMPANY

8.   VARIABLE ANNUITY GUARANTEES (CONTINUED)

     The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on financial market performance. Most of the GMWB in-force guarantee that over a period of approximately 14 years the client can withdraw an amount equal to what has been paid into the contract, regardless of the performance of the underlying funds. In May 2006, RiverSource Life began offering an enhanced withdrawal benefit that gives policyholders a choice to withdraw 6% per year for the life of the policyholder or 7% per year until the amount withdrawn is equal to the guaranteed amount. At issue, the guaranteed amount is equal to the amount deposited, but the guarantee can be increased annually to the account value (a "step-up") in the case of favorable market performance.

     Variable annuity contract owners age 79 or younger at contract issue can also obtain the principal-back guarantee by purchasing the optional GMAB rider for an additional charge, which provides a guaranteed contract value at the end of a 10-year waiting period.

     The following table provides summary information related to all variable annuity guarantees for which RiverSource Life has established additional liabilities as of December 31:

     VARIABLE ANNUITY GUARANTEES BY BENEFIT TYPE(1)                                    2006         2005
     ------------------------------------------------------------------------------  ---------   ---------
                                                                                   (IN MILLIONS, EXCEPT AGE)

     CONTRACTS WITH GMDB PROVIDING FOR RETURN OF PREMIUM:
        Total contract value.......................................................  $  17,418   $   9,107
        Contract value in separate accounts........................................  $  15,859   $   7,410
        Net amount at risk(2)......................................................  $      13   $      17
        Weighted average attained age..............................................         61          60
     CONTRACTS WITH GMDB PROVIDING FOR SIX-YEAR RESET:
        Total contract value.......................................................  $  23,544   $  24,608
        Contract value in separate accounts........................................  $  20,058   $  20,362
        Net amount at risk(2)......................................................  $     227   $     763
        Weighted average attained age..............................................         61          61
     CONTRACTS WITH GMDB PROVIDING FOR ONE-YEAR RATCHET:
        Total contract value.......................................................  $   6,729   $   5,129
        Contract value in separate accounts........................................  $   5,902   $   4,211
        Net amount at risk(2)......................................................  $      26   $      45
        Weighted average attained age..............................................         61          61
     CONTRACTS WITH GMDB PROVIDING FOR FIVE-YEAR RATCHET:
        Total contract value.......................................................  $     907   $     537
        Contract value in separate accounts........................................  $     870   $     502
        Net amount at risk(2)......................................................  $       -   $       -
        Weighted average attained age..............................................         57          56
     CONTRACTS WITH OTHER GMDB:
        Total contract value.......................................................  $     586   $     456
        Contract value in separate accounts........................................  $     530   $     390
        Net amount at risk(2)......................................................  $      11   $      16
        Weighted average attained age..............................................         64          63
     CONTRACTS WITH GGU DEATH BENEFIT:
        Total contract value.......................................................  $     811   $     620
        Contract value in separate accounts........................................  $     730   $     536
        Net amount at risk(2)......................................................  $      62   $      35
        Weighted average attained age..............................................         62          61

                      RIVERSOURCE LIFE INSURANCE COMPANY

8.   VARIABLE ANNUITY GUARANTEES (CONTINUED)

                                                                                             DECEMBER 31,
                                                                                       -----------------------
     VARIABLE ANNUITY GUARANTEES BY BENEFIT TYPE(1) (CONTINUED)                           2006         2005
     ------------------------------------------------------------------------------    -----------  ----------
                                                                                      (IN MILLIONS, EXCEPT AGE)

     CONTRACTS WITH GMIB:
        Total contract value.......................................................     $     928   $      793
        Contract value in separate accounts........................................     $     853   $      712
        Net amount at risk(2)......................................................     $      14   $       16
        Weighted average attained age..............................................            61           60
     CONTRACTS WITH GMWB:
        Total contract value.......................................................     $   4,791   $    2,542
        Contract value in separate accounts........................................     $   4,761   $    2,510
        Benefit amount in excess of account value..................................     $       -   $        1
        Weighted average attained age..............................................            61           60
     CONTRACTS WITH GMWB FOR LIFE:
        Total contract value.......................................................     $   2,396   $        -
        Contract value in separate accounts........................................     $   2,349   $        -
        Benefit amount in excess of account value..................................     $       -   $        -
        Weighted average attained age..............................................            63            -
     CONTRACTS WITH GMAB:
        Total contract value.......................................................     $   1,350   $      161
        Contract value in separate accounts........................................     $   1,340   $      161
        Benefit amount in excess of account value..................................     $       -   $        1
        Weighted average attained age..............................................            55           56

     (1) Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type.
     (2) Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

     For the year ended December 31, 2006, additional liabilities (assets) and incurred claims (adjustments) were:

                                                                GMDB & GGU        GMIB         GMWB        GMAB
                                                             -----------------  ----------  ------------ ----------
                                                                                 (IN MILLIONS)

     Liability balance at January 1.........................     $   16             $  4        $  9        $  1
     Reported claims........................................          8                -           -           -
     Liability (asset) balance at December 31...............         26                5         (12)         (5)
     Incurred claims (adjustments) (sum of reported
        and change in liability (assets))...................         18                1         (21)         (6)

     For the year ended December 31, 2005, additional liabilities and incurred claims (adjustments) were:

                                                                GMDB & GGU        GMIB         GMWB        GMAB
                                                             -----------------  ----------  ------------ ----------
                                                                                 (IN MILLIONS)

     Liability balance at January 1.........................   $     29            $   3      $    -       $   -
     Reported claims........................................         12                -           -           -
     Liability balance at December 31.......................         16                4           9           1
     Incurred claims (adjustments) (sum of reported
        and change in liability)............................         (1)               1           9           1

     The liabilities for guaranteed benefits are supported by general account assets. Changes in these liabilities are included in death and other benefits.

     Contract values in separate accounts were invested in various equity, bond and other funds as directed by the contractholder. No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

                      RIVERSOURCE LIFE INSURANCE COMPANY

9. FUTURE POLICY BENEFITS, POLICY CLAIMS AND OTHER POLICYHOLDERS' FUNDS AND SEPARATE ACCOUNT LIABILITIES

     Future policy benefits and policy claims and other policyholders' funds as of December 31, consisted of the following:

                                                                                         2006           2005
                                                                                     -----------    -----------
                                                                                            (IN MILLIONS)

     Fixed annuities................................................................ $    16,841    $    18,793
     Equity indexed annuities accumulated host values...............................         267            296
     Equity indexed annuities embedded derivative reserve...........................          50             38
     Variable annuities, with fixed sub-accounts....................................       5,975          6,999
     GMWB variable annuity guarantees...............................................         (12)             9
     Other variable annuity guarantees..............................................          26             21
                                                                                     -----------    -----------
       Total annuities..............................................................      23,147         26,156
     VUL/UL insurance contract fixed sub-account....................................       2,562          2,552
     Other life, disability income and long term care insurance.....................       3,852          3,604
                                                                                     -----------    -----------
       Total future policy benefits.................................................      29,561         32,312
     Policy claims and other policyholders' funds...................................          93             90
                                                                                     -----------    -----------
       Total future policy benefits and policy claims and other policyholders' funds $    29,654    $    32,402
                                                                                     ===========    ===========

     Separate account liabilities as of December 31, consisted of the following:

                                                                              2006            2005
                                                                          ------------    ------------
                                                                                 (IN MILLIONS)

     Variable annuity contract reserves.................................. $    43,515     $     33,155
     VUL insurance contract reserves.....................................       5,772            4,775
                                                                          ------------    ------------
       Total separate account liabilities................................ $    49,287     $     37,930
                                                                          ============    ============

     Fixed Annuities

     Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. RiverSource Life generally invests the proceeds from the annuity payments in fixed rate securities. The interest rate risks under these obligations are partially hedged with derivative instruments. These derivatives are cash flow hedges of interest credited on forecasted sales rather than a hedge of in-force risk. These derivatives consisted of interest rate swaptions with a notional value of $1.2 billion at both December 31, 2006 and 2005. The fair value of these swaptions was $2 million and $8 million at December 31, 2006 and 2005, respectively.

                      RIVERSOURCE LIFE INSURANCE COMPANY

9. FUTURE POLICY BENEFITS, POLICY CLAIMS AND OTHER POLICYHOLDERS' FUNDS AND SEPARATE ACCOUNT LIABILITIES (CONTINUED)

     Equity Indexed Annuities

     The Index 500 Annuity, RiverSource Life's equity indexed annuity product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. RiverSource Life generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. The equity component of these annuities is considered an embedded derivative and is accounted for separately. The change in fair value of the embedded derivative reserve is reflected in interest credited to account values. As a means of economically hedging its obligation under the stock market return provision, RiverSource Life purchases and writes index options and enters into futures contracts. The changes in the fair value of these hedge derivatives are included in net investment income. The notional amounts and fair value assets (liabilities) of these options and futures as of December 31 were as follows:

                                                           2006                     2005
                                                   ---------------------    --------------------
                                                   NOTIONAL      FAIR       NOTIONAL     FAIR
                                                    AMOUNT       VALUE       AMOUNT      VALUE
                                                   ---------------------------------------------
                                                                     (IN MILLIONS)

      Purchased options and futures............... $    271     $    40     $    358     $   30
      Written options............................. $    (67)    $    (1)    $   (101)    $   (1)

     Variable Annuities

     Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

     Most of the variable annuity contracts issued by RiverSource Life contain one or more guaranteed benefits, including GMWB, GMAB, GMDB, GGU and GMIB provisions. The GMWB and GMAB provisions are considered embedded derivatives and are accounted for separately. The changes in fair values of these embedded derivative reserves are reflected in death and other benefits for investment contracts and universal life-type insurance. The negative reserve in GMWB at December 31, 2006 reflects that under current conditions and expectations, RiverSource Life believes the applicable fees charged for the rider will more than offset the future benefits paid to policyholders under the rider provisions. RiverSource Life does not currently hedge its risk under the GMAB, GMDB, GGU and GMIB provisions.
     The total value of variable annuity contracts with GMWB riders increased from $2.5 billion at December 31, 2005 to $7.2 billion at December 31, 2006. As a means of economically hedging its obligation under the GMWB provisions, RiverSource Life purchases structured equity put options, enters into interest rate swaps and trades equity futures contracts. The changes in the fair value of these hedge derivatives are included in net investment income. The notional amounts and fair value assets (liabilities) of these options, swaps and futures as of December 31, were as follows:

                                                            2006                      2005
                                                   ------------------------   --------------------
                                                   NOTIONAL      FAIR         NOTIONAL     FAIR
                                                    AMOUNT       VALUE         AMOUNT      VALUE
                                                   -----------------------------------------------
                                                                     (IN MILLIONS)

      Purchased options........................... $  1,410     $   171       $    629     $   95
      Interest rate swaps......................... $    359     $    (1)      $      -     $    -
      Sold equity futures......................... $   (111)    $     -       $      -     $    -

                      RIVERSOURCE LIFE INSURANCE COMPANY

9. FUTURE POLICY BENEFITS, POLICY CLAIMS AND OTHER POLICYHOLDERS' FUNDS AND SEPARATE ACCOUNT LIABILITIES (CONTINUED)

     Insurance Liabilities

     Variable universal life ("VUL") and universal life ("UL") is the largest group of policies written by RiverSource Life. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders. RiverSource Life also offers term and whole life insurance as well as disability products. RiverSource Life no longer offers long term care products but has in-force policies from prior years. Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims, and obligations for anticipated future claims.

10.  INCOME TAXES

     RiverSource Life qualifies as a life insurance company for federal income tax purposes. As such, RiverSource Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

     Provisions (benefits) for income taxes for the years ended December 31 were:

                                                                  2006         2005         2004
                                                               ----------   ----------   ----------
                                                                          (IN MILLIONS)

     Current income tax:
        Federal..............................................  $       66   $       56   $      160
        State................................................           3            4           (4)
                                                               ----------   ----------   ----------
     Total current income tax................................          69           60          156
     Deferred federal income tax.............................         123          122           70
                                                               ----------   ----------   ----------
     Income tax provision....................................  $      192   $      182   $      226
                                                               ==========   ==========   ==========

     The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% for the years ended December 31 are as follows:

                                                                  2006         2005         2004
                                                               ----------   ----------   ----------
    Tax at U.S. statutory rate..............................         35.0%        35.0%        35.0%
    Changes in taxes resulting from:
         Tax-exempt interest and dividend income............         (6.5)        (9.4)        (4.0)
         State taxes, net of federal benefit................          0.3          0.4         (0.3)
         Taxes applicable to prior years....................            -          3.2         (2.6)
         Other, net.........................................         (0.5)        (0.8)         0.4
                                                               ----------   ----------   ----------
    Income tax provision....................................         28.3%        28.4%        28.5%
                                                               ==========   ==========   ==========

                      RIVERSOURCE LIFE INSURANCE COMPANY

10.  INCOME TAXES (CONTINUED)

     Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for U.S. GAAP reporting versus income tax return purposes. The significant components of RiverSource Life's deferred income tax assets and liabilities as of December 31, 2006 and 2005 are reflected in the following table:

                                                                               2006         2005
                                                                            ----------   ----------
                                                                                 (IN MILLIONS)

     Deferred income tax assets:
        Liabilities for future policy benefits...........................   $    1,146   $    1,102
        Investment related...............................................           75           70
        Net unrealized losses on Available-for Sale securities and
          derivatives....................................................          115           71
        Other............................................................           45           62
                                                                            ----------   ----------
     Gross deferred income tax assets....................................        1,381        1,305

     Deferred income tax liabilities:
        Deferred acquisition costs.......................................        1,253        1,154
        Deferred sales inducement costs..................................          158          130
        Other............................................................           60           30
                                                                            ----------   ----------
     Gross deferred income tax liabilities...............................        1,471        1,314
                                                                            ----------   ----------
     Net deferred income tax liabilities.................................   $       90   $        9
                                                                            ==========   ==========

     A portion of RiverSource Life's income earned prior to 1984 was not subject to current taxation but was accumulated, for tax purposes, in a "policyholders' surplus account." At December 31, 2006, RiverSource Life no longer had a policyholders' surplus account balance. The American Jobs Creation Act of 2004, which was enacted on October 22, 2004, provides a two-year suspension of the tax on policyholders' surplus account distributions. RiverSource Life has made distributions of $1 million in 2006, which will not be subject to tax under the two-year suspension. Previously, the policyholders' surplus account was only taxable if dividends to shareholders exceeded the shareholders' surplus account and/or RiverSource Life is liquidated. Deferred income taxes had not been previously established.

     RiverSource Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in RiverSource Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. RiverSource Life has $156 million in capital loss carryforwards that expire December 31, 2009 for which the deferred tax benefit is reflected in the investment related deferred tax assets, net of other related items. Additionally, RiverSource Life has $45 million in capital loss carryforwards that expire December 31, 2009 as a result of the 2005 first short period tax return filed with American Express. Based on analysis of RiverSource Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2006 and 2005.

     As a result of the Distribution, RiverSource Life was required to file a short period income tax return through September 30, 2005 which was included as part of the American Express consolidated income tax return for the year ended December 31, 2005. Additionally, RiverSource Life will not be able to file a consolidated U.S. federal income tax return with other members of the Ameriprise Financial affiliated group for five tax years following the Distribution. Therefore, RiverSource Life was also required to file a separate short period income tax return for the period October 1, 2005 through December 31, 2005.

                      RIVERSOURCE LIFE INSURANCE COMPANY

10.  INCOME TAXES (CONTINUED)

     The items comprising other comprehensive loss in the Consolidated Statements of Shareholder's Equity are presented net of the following income tax benefit amounts:

                                                             2006          2005         2004
                                                          ----------    ----------   ----------
                                                                     (IN MILLIONS)
     Net unrealized securities losses.................... $       41    $      248   $       19
     Net unrealized derivative losses....................          1             6           12
                                                          ----------    ----------   ----------
     Net income tax benefit.............................. $       42    $      254   $       31
                                                          ==========    ==========   ==========

11.  STATUTORY CAPITAL AND SURPLUS

     State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company's primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company's statutory unassigned surplus aggregated $1.2 billion and $925 million as of December 31, 2006 and 2005, respectively.

     In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year's statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as "extraordinary dividends." Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. For 2007, dividends or distributions in excess of $469 million would be extraordinary.

     Statutory net gain from operations and net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

                                                             2006          2005         2004
                                                          ----------    ----------   ----------
                                                                       (IN MILLIONS)
      Statutory net gain from operations................. $      469    $      327   $      438
      Statutory net income...............................        514           339          438
      Statutory capital and surplus......................      3,258         2,942        2,277

 12. RELATED PARTY TRANSACTIONS

     Ameriprise Financial was the investment manager for the proprietary mutual funds used as investment options by RiverSource Life's variable annuity and variable life insurance contract owners for the period from the third quarter of 2003 through the third quarter of 2005. In the fourth quarter of 2005, RiverSource Investments, LLC replaced Ameriprise Financial as the investment manager. RiverSource Life provides all fund management services, other than investment management and is compensated for the administrative services it provides. For the year ended December 31, 2006, RiverSource Life received $76 million from RiverSource Investments, LLC for administrative services RiverSource Life provided. For the year ended December 31, 2005, RiverSource Life received $56 million from Ameriprise Financial and $20 million from RiverSource Investments, LLC for services provided for the periods they each were investment managers. For the year ended December 31, 2004, RiverSource Life received $82 million from Ameriprise Financial for administrative services.

                      RIVERSOURCE LIFE INSURANCE COMPANY

12.  RELATED PARTY TRANSACTIONS (CONTINUED)

     RiverSource Life participates in the Ameriprise Financial Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements. RiverSource Life contributions to the plan are based on participants' age, years of service and total compensation for the year. Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA. RiverSource Life's share of the total net periodic pension cost was approximately $1 million for each of the years ended December 31, 2006, 2005 and 2004.

     RiverSource Life participates in the Ameriprise Financial 2005 Incentive Compensation Plan. Employees, directors and independent contractors are eligible to receive incentive awards including stock options, restricted stock awards, restricted stock units, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction. The expense for incentive awards was $2 million in 2006, $1 million in 2005 and $1 million in 2004.

     RiverSource Life also participates in the defined contribution pension plans of Ameriprise Financial which cover all employees who have met certain employment requirements. RiverSource Life contributions to the plans are a percent of either each employee's eligible compensation or basic contributions. Costs of these plans charged to operations in 2006, 2005 and 2004 were $3 million, $2 million and $2 million, respectively.

     RiverSource Life participates in the defined benefit health care plans of Ameriprise Financial that provide health care and life insurance benefits to retired employees and retired financial advisors. The plans include participant contributions and service related eligibility requirements. Upon retirement, such employees are considered to have been employees of Ameriprise Financial. Ameriprise Financial expenses these benefits and allocates the expenses to its subsidiaries. The cost of these plans charged to operations in 2006, 2005 and 2004 was approximately $1 million each year.

     Charges by Ameriprise Financial and affiliated companies for use of joint facilities, technology support, marketing services and other services aggregated $755 million, $725 million and $601 million for 2006, 2005 and 2004, respectively. Certain of these costs are included in DAC. Expenses allocated to RiverSource Life may not be reflective of expenses that would have been incurred by RiverSource Life on a stand-alone basis.

     RiverSource Life paid $300 million of dividends to Ameriprise Financial during 2006, comprised of $100 million of extraordinary cash dividends in each of the second and third quarters of 2006 and $100 million of ordinary cash dividends in the fourth quarter of 2006. Prior to the payment of the extraordinary cash dividends, RiverSource Life made the required advance notices to the Minnesota Department of Commerce, its primary state regulator, and received responses stating there were no objections to the payment of these dividends. The ordinary cash dividends paid in the fourth quarter 2006 did not require prior notification and response from the Minnesota Department of Commerce. RiverSource Life of NY paid ordinary dividends to RiverSource Life during the second quarter of 2006 of $23 million. In connection with the Separation, RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs. During the fourth quarter of 2005, RiverSource Life approved and paid dividends to Ameriprise Financial of $380 million.

     Included in other liabilities at December 31, 2006 and 2005 are $1 million and $8 million, respectively, payable to Ameriprise Financial for federal income taxes.

                      RIVERSOURCE LIFE INSURANCE COMPANY

13.  REINSURANCE

     At December 31, 2006, 2005 and 2004, traditional life and universal life insurance in force aggregated $174.1 billion, $160.1 billion and $147.5 billion, respectively, of which $102.4 billion, $86.3 billion and $70.9 billion was reinsured at the respective year ends. Life insurance in force is reported on a statutory basis. RiverSource Life also reinsures a portion of the risks assumed under LTC policies.

     The effect of reinsurance on premiums for the years ended December 31, is as follows:

                                                             2006          2005         2004
                                                          ----------    ----------   ----------
                                                                      (IN MILLIONS)
      Direct premiums.................................... $      561    $      544   $      508
      Reinsurance assumed................................          3             2            4
      Reinsurance ceded..................................       (170)         (176)        (160)
                                                          ----------    ----------  -----------
      Net premiums....................................... $      394    $      370   $      352
                                                          ==========    ==========  ===========

     Reinsurance recovered from reinsurers amounted to $115 million, $106 million and $73 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Reinsurance contracts do not relieve RiverSource Life from its primary obligation to policyholders.

14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     Derivative financial instruments enable the end users to manage exposure to credit and various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. RiverSource Life enters into various derivative financial instruments as part of its ongoing risk management activities. RiverSource Life does not engage in any derivative instrument trading activities. Credit risk associated with RiverSource Life's derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract. To mitigate such risk, counterparties are all required to be preapproved. Additionally, RiverSource Life may, from time to time, enter into master netting agreements wherever practical. As of December 31, 2006 and 2005, the total net fair values, excluding accruals, of derivative product assets were $212 million and $133 million, respectively, and derivative liabilities were $7 million at both balance sheet dates. The net notional amount of derivatives as of December 31, 2006 was $3.1 billion, consisting of $3.2 billion purchased and $0.1 billion written.

     Cash Flow Hedges
     RiverSource Life uses interest rate products, primarily interest rate swaptions, to hedge the risk of increasing interest rates on forecasted fixed premium product sales. During 2006, 2005 and 2004, no amounts were reclassified into earnings from accumulated other comprehensive income. At December 31, 2006, RiverSource Life expects to reclassify approximately $1 million of net pretax losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months. Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 12 years and relates to forecasted fixed annuity sales. There were losses of $4 million for the year ended December 31, 2006, $2 million for the year ended December 31, 2005 and no gains or losses for the year ended December 31, 2004 on derivative transactions or portions thereof that were ineffective as hedges or excluded from the assessment of hedge effectiveness.

                      RIVERSOURCE LIFE INSURANCE COMPANY

14.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

     During 2006, 2005 and 2004, RiverSource Life recognized the following impacts in other comprehensive income related to its cash flow hedging activity, net of tax:

                                                                         2006          2005          2004
                                                                     ------------   -----------   -----------
                                                                                  (IN MILLIONS)
      Holding losses, net of tax of $6, $11 and $11, respectively... $        (10)  $       (21)  $       (21)
      Reclassification of realized losses (gains), net of tax of
        $5, $5 and $1, respectively ................................            9            10            (2)
                                                                     ------------   -----------   -----------
      Net change in unrealized derivative losses.................... $         (1)  $       (11)  $       (23)
                                                                     ============   ===========   ===========


     Derivatives Not Designated as Hedges
     RiverSource Life has economic hedges that either do not qualify or are not designated for hedge accounting treatment. The fair value assets (liabilities) of these purchased and written derivatives for the years ended December 31 were as follows:

                                                             2006                     2005
                                                    ----------------------   ----------------------
                                                    PURCHASED    WRITTEN     PURCHASED    WRITTEN
                                                    ---------   ----------   ---------   ----------
                                                                     (IN MILLIONS)
      Equity indexed annuities..................... $      40   $       (1)  $      30   $       (1)
      GMWB.........................................       170            -          95            -
                                                    ---------   ----------   ---------   ----------
      Total........................................ $     210   $       (1)  $     125   $       (1)
                                                    =========   ==========   =========   ==========


     Futures contracts are settled daily by exchanging cash with the counterparty and gains and losses are reported in earnings. Accordingly, there are no amounts on the balance sheet related to these contracts.

     Certain annuity products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the amount of expenses incurred by RiverSource Life related to equity indexed annuities will positively or negatively impact earnings. As a means of economically hedging its obligations under the provisions of these products, RiverSource Life writes and purchases index options and occasionally enters into futures contracts. Purchased options used in conjunction with these products are reported in other assets and written options are included in other liabilities. Additionally, certain annuity products contain GMWB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments. The GMWB provision is considered an embedded derivative and is valued each period by estimating the present value of future benefits less applicable fees charged for the rider using actuarial models, which simulate various economic scenarios. RiverSource Life economically hedges the exposure related to the GMWB provision using various equity futures, interest rate swaps and structured derivatives.

     Embedded Derivatives
     As noted above, certain annuity products have returns tied to the performance of equity markets. The equity component of the annuity product obligations are considered embedded derivatives. Additionally, certain annuities contain GMWB and GMAB provisions, which are also considered embedded derivatives. The fair value of the embedded derivative is included as part of the equity indexed annuities. The changes in fair value of the equity indexed annuities are reflected in interest credited to account values and the changes in fair value of the GMWB and GMAB features are reflected in death and other benefits for investment contracts and universal life-type insurance. The fair value of the embedded derivatives for equity indexed annuities and the fair value of the embedded options for GMWB and GMAB are recognized in future policy benefits in the Consolidated Balance Sheets. The total fair value of these instruments, excluding the host contract, was $33 million and $48 million at December 31, 2006 and 2005, respectively.

                      RIVERSOURCE LIFE INSURANCE COMPANY

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2006 and 2005, and require management judgment to estimate such values. These figures may not be indicative of future fair values. Additionally, management believes the value of excluded assets and liabilities is significant. The fair value of RiverSource Life, therefore, cannot be estimated by aggregating the amounts presented herein. The following table discloses carrying values and fair values for financial instruments at December 31:

                                                                  2006                            2005
                                                      --------------------------     ---------------------------
                                                       CARRYING         FAIR          CARRYING         FAIR
                                                         VALUE          VALUE          VALUE           VALUE
                                                      -----------    -----------     -----------    ------------
                                                                            (IN MILLIONS)
      Financial Assets
      ----------------
      Assets for which carrying values approximate
        fair values.................................. $    75,336    $    75,336     $    66,718    $     66,718
      Commercial mortgage loans on real estate, net..       2,790          2,875           2,842           2,977
      Other investments..............................         108            112             127             131

      Financial Liabilities
      ---------------------
      Liabilities (assets) for which carrying values
        approximate fair values...................... $       (10)   $       (10)    $        32    $         32
      Fixed annuity reserves.........................      21,626         20,981          24,638          23,841
      Separate account liabilities...................      43,516         41,623          33,154          31,743


     As of December 31, 2006 and 2005, the carrying and fair values of off-balance sheet financial instruments are not material. The following methods were used to estimate the fair values of financial assets and financial liabilities:

     FINANCIAL ASSETS
     Assets for which carrying values approximate fair values include cash and cash equivalents, Available-for-Sale securities, policy loans, trading securities, separate account assets and derivative financial instruments. Generally these assets are short-term in duration, variable rate in nature or are recorded at fair value on the Consolidated Balance Sheets.

     The fair value of commercial mortgage loans on real estate, except those with significant credit deterioration, was estimated using discounted cash flow analysis, based on current interest rates for loans with similar terms to borrowers of similar credit quality. For loans with significant credit deterioration, fair values are based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans, on collateral values.

     Other investments include RiverSource Life's interest in syndicated loans, which are carried at amortized cost less allowance for losses. Fair values were based on quoted market prices.

     FINANCIAL LIABILITIES
     Liabilities for which carrying values approximate fair values include certain other liabilities and derivative liabilities. Generally these liabilities are either short-term in duration, variable rate in nature or are recorded at fair value on the Consolidated Balance Sheets.

                      RIVERSOURCE LIFE INSURANCE COMPANY

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Fair values of fixed annuities in deferral status are estimated as the accumulated value less applicable surrender charges. For annuities in payout status, fair value is estimated using discounted cash flows based on current interest rates. The fair value of these reserves excluded life insurance-related elements of $1.5 billion as of both December 31, 2006 and 2005. If the fair value of the fixed annuities were realized, the surrender charges received would be offset by the write-off of DAC and DSIC associated with the fixed annuities of $422 million and $496 million as of December 31, 2006 and 2005, respectively.

     Fair values of separate account liabilities, excluding life insurance-related elements of $5.8 billion and $4.8 billion as of December 31, 2006 and 2005, respectively, are estimated as the accumulated value less applicable surrender charges. If the fair value of the separate account liabilities were realized, the surrender charges received would be offset by the write-off of DAC and DSIC associated with separate account liabilities of $2.3 billion and $2.0 billion as of December 31, 2006 and 2005, respectively.

16.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2006 and 2005, RiverSource Life had no material commitments to purchase investments other than mortgage loan fundings (see Note 4).

     RiverSource Life's annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2006, these guarantees range up to 5.0%. To the extent the yield on RiverSource Life's invested assets portfolio declines below its target spread plus the minimum guarantee, RiverSource Life's profitability would be negatively affected.

     The SEC, the National Association of Securities Dealers and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements. RiverSource Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     RiverSource Life is involved in the normal course of business in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its business activities. RiverSource Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

RiverSource Life's Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004 have been audited by Ernst & Young LLP, RiverSource Life's independent registered public accounting firm.

Through 2004, Ernst & Young LLP provided audit services to RiverSource Life as part of the audit services it provided to American Express Company ("American Express"). In 2004, the American Express Audit Committee of its Board of Directors determined to request proposals from auditing firms for their 2005 audit. This request was made pursuant to the American Express Audit Committee charter, which requires a detailed review of the outside audit firm at least every 10 years. At a meeting held on November 22, 2004, the American Express Audit Committee approved the future engagement of PricewaterhouseCoopers LLP as the independent registered public accountants for the fiscal year ending December 31, 2005 and dismissed Ernst & Young LLP for 2005. This decision also applied to RiverSource Life. Ernst & Young LLP continued as auditors of American Express and RiverSource Life for the year ended December 31, 2004.

Ernst & Young LLP's reports on RiverSource Life's Consolidated Financial Statements for the fiscal years ended December 31, 2004, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of RiverSource Life's Consolidated Financial Statements for the year ended December 31, 2004, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. During the two most recent fiscal years and subsequent interim period proceeding the dismissal of Ernst & Young LLP, there were no "reportable events" (as defined in Regulation S-K, Item 304(a)(1)(v)).

In connection with the Separation and Distribution from American Express, on February 18, 2005, the American Express Audit Committee of its Board of Directors dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP to be the independent registered public accountants of RiverSource Life for the year ended December 31, 2005. PricewaterhouseCoopers LLP continued as the independent registered public accountants for the consolidated financial statements of American Express for 2005.

PricewaterhouseCoopers LLP did not issue any report on RiverSource Life's Consolidated Financial Statements for either of 2005 or 2004. During the period from November 22, 2004 and through February 18, 2005, there were no disagreements between RiverSource Life and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the matter in their report. There have been no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K, during the period between November 22, 2004 to February 18, 2005.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

RiverSource Life maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to RiverSource Life's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, RiverSource Life's disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

RiverSource Life's management, with the participation of RiverSource Life's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, RiverSource Life's Chief Executive Officer and Chief Financial Officer have concluded that RiverSource Life's disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in RiverSource Life's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                   PART III
                                   --------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Ernst & Young LLP ("Ernst & Young") as independent auditors to audit the Consolidated Financial Statements of RiverSource Life for the years ended December 31, 2006 and 2005.

FEES PAID TO THE REGISTRANT'S INDEPENDENT AUDITOR

The following table presents fees for professional services rendered by Ernst & Young for the audit of RiverSource Life's financial statements for the years ended December 31, 2006 and 2005 and other fees billed for other services rendered by Ernst & Young during those periods.

                                                                       2006        2005
                                                                     ---------   ---------
                                                                        (IN THOUSANDS)
  Audit Fees (1) .................................................   $   1,469   $   1,423
  Tax Fees (2) ...................................................           -           -
  All Other Fees (3) .............................................           -           -
                                                                     ---------   ---------
  Total ..........................................................   $   1,469   $   1,423
                                                                     =========   =========

(1) Audit fees included audit work performed in the review and preparation of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2) Tax fees included all services performed by the independent auditor's tax personnel.

(3) All other fees included miscellaneous out-of-pocket expenses.

POLICY ON PRE-APPROVAL OF SERVICES PROVIDED BY INDEPENDENT AUDITOR

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by Ernst & Young for RiverSource Life require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of Ernst & Young for services to RiverSource Life of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services.

In 2006, 100% of the services provided by Ernst & Young for RiverSource Life were pre-approved by the Audit Committee of Ameriprise Financial. In 2005, 100% of the services provided by Ernst & Young for RiverSource Life were pre-approved by the Audit Committee of American Express prior to the Distribution and, thereafter, by the Audit Committee of Ameriprise Financial.

                                    PART IV
                                    -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) and (2)  Financial Statements and Financial Statement Schedules

                      The information required herein has been provided in
                      Item 8.

         (3)          Exhibits

         See Exhibit Index on pages E-1 through E-2 hereof.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      RIVERSOURCE LIFE INSURANCE COMPANY
                      ----------------------------------
                                  Registrant

February 28, 2007       By   /s/ Mark E. Schwarzmann
-----------------            --------------------------------------------------
Date                             Mark E. Schwarzmann, Chairman of the Board and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2007            /s/ Gumer C. Alvero
-----------------            -----------------------------------------------
Date                             Gumer C. Alvero, Director and Executive Vice
                                 President - Annuities

February 28, 2007            /s/ Timothy V. Bechtold
-----------------            -----------------------------------------------
Date                             Timothy V. Bechtold, Director and President

February 28, 2007            /s/ Brian J. McGrane
-----------------            -----------------------------------------------
Date Brian J. McGrane, Director, Executive Vice President and Chief Financial Officer

February 28, 2007            /s/ David K. Stewart
-----------------            -----------------------------------------------
Date                             David K. Stewart, Vice President and Controller

February 28, 2007            /s/ Kevin E. Palmer
-----------------            -----------------------------------------------
Date                             Kevin E. Palmer, Director, Vice President and
                                 Chief Actuary

February 28, 2007            /s/ Mark E. Schwarzmann
-----------------            -----------------------------------------------
Date                             Mark E. Schwarzmann, Director, Chairman
                                 of the Board and Chief Executive Officer

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

2.1 Copy of Articles of Merger by and between IDS Life Insurance Company and American Enterprise Life Insurance Company dated March 17, 2006, filed electronically as Exhibit 99.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.

2.2 Copy of Articles of Merger by and between IDS Life Insurance Company and American Partners Life Insurance Company dated March 17, 2006, filed electronically as Exhibit 99.2 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.

3.1 Copy of Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.

3.1.1 Copy of Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed electronically as
       Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.

3.2 Copy of Amended and Restated By-Laws of RiverSource Life Insurance Company dated June 22, 2006, filed electronically as Exhibit 27(f)(2) to Post-Effective Amendment No. 28 to Registration Statement No. 333-69777 is incorporated by reference.

4.1 Instruments defining the rights of security holders, including indentures, are incorporated by reference to Registration Statement Nos. 333-92297, 333-139763, 333-73958, 333-139759, 333-74865,
       333-139760, 333-82149, 333-139761, 333-85567, 333-139762, 33-47302,
       333-79311, 333-114888 and 33-28976.

*10.1 Copy of Principal Underwriter Agreement for Variable Annuities and Variable Life Insurance between RiverSource Life Insurance Company and RiverSource Distributors, Inc. effective Jan. 1, 2007.

*10.2 Copy of Selling Agreement by and among RiverSource Life Insurance Company, RiverSource Distributors, Inc. and Ameriprise Financial Services, Inc. effective Jan. 1, 2007.

*10.3 Copy of Marketing Support Services Agreement between Ameriprise Financial Services, Inc. and RiverSource Life Insurance Company effective Jan. 1, 2007.

*10.4 Copy of Investment Management and Services Agreement between RiverSource Investments, LLC and RiverSource Life Insurance Company effective Jan. 1, 2007.

*10.5 Form of Federal Income Tax Sharing Agreement by and among RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York and Ameriprise Financial, Inc. effective Jan. 1, 2007.

*10.6 Copy of Agreement by and among RiverSource Life Insurance Company, Ameriprise India Private Limited, and Ameriprise Financial, Inc. (a/k/a/ Supplementary Agreement No. 1) effective Jan. 1, 2007.

*10.7 Copy of Management, Service & Marketing Support Agreement by and between RiverSource Investments, LLC, RiverSource Service Corporation and RiverSource Life Insurance Company effective Jan. 1, 2007.

*10.8 Copy of RiverSource Variable Portfolio Funds Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective Jan. 1, 2007.

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