Form 10-Q
period 2007-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2007-05-10
CIK 727892

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                      OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________TO___________

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

                                NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

                                                            Yes | |      No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                          OUTSTANDING AT MAY 10, 2007
--------------------------------------  --------------------------------------
Common Stock (par value $30 per share)                  100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                                RIVERSOURCE LIFE INSURANCE COMPANY

                                                            FORM 10-Q

                                                              INDEX

                                                                                                                          PAGE NO.
                                                                                                                          --------
PART I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements
                   Consolidated Balance Sheets - March 31, 2007 and December 31, 2006........................................    1
                   Consolidated Statements of Income - Three Months Ended March 31, 2007 and 2006............................    2
                   Consolidated Statements of Cash Flows - Three Months Ended March 31, 2007 and 2006........................    3
                   Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2007 and 2006..............    4
                   Notes to Consolidated Financial Statements................................................................ 5-10

          Item 2.  Management's Discussion and Analysis......................................................................11-14

          Item 4T. Controls and Procedures...................................................................................   15

PART II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings.........................................................................................   15

          Item 1A. Risk Factors..............................................................................................   15

          Item 6.  Exhibits..................................................................................................   15

          Signatures.........................................................................................................   16

          Exhibit Index......................................................................................................  E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                              RIVERSOURCE LIFE INSURANCE COMPANY

                                                 CONSOLIDATED BALANCE SHEETS
                                             (in millions, except share amounts)

                                                                                                 MARCH 31,      DECEMBER 31,
                                                                                                   2007             2006
                                                                                               ------------    -------------
                                                                                                (UNAUDITED)
ASSETS
Investments:
Available-for-Sale:
    Fixed maturities, at fair value (amortized cost: 2007, $24,173; 2006, $25,289)............ $     23,990    $      24,995
    Common and preferred stocks, at fair value (cost: 2007 and 2006, $30).....................           31               31
Mortgage loans on real estate, at cost (less allowance for loan losses: 2007 and 2006, $37)...        2,732            2,790
Policy loans..................................................................................          647              642
Trading securities and other investments......................................................          150              241
                                                                                               ------------    -------------
    Total investments.........................................................................       27,550           28,699

Cash and cash equivalents.....................................................................          386              160
Reinsurance recoverables......................................................................        1,174            1,137
Amounts due from brokers......................................................................           24                7
Other accounts receivable.....................................................................          102               90
Accrued investment income.....................................................................          301              309
Deferred acquisition costs....................................................................        4,255            4,411
Deferred sales inducement costs...............................................................          453              452
Other assets..................................................................................          375              321
Separate account assets.......................................................................       51,731           49,287
                                                                                               ------------    -------------

    Total assets.............................................................................. $     86,351    $      84,873
                                                                                               ============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Future policy benefits........................................................................ $     28,678    $      29,561
Policy claims and other policyholders' funds..................................................           99               93
Amounts due to brokers........................................................................          140              132
Deferred income taxes, net....................................................................           75               90
Other liabilities.............................................................................          461              440
Separate account liabilities..................................................................       51,731           49,287
                                                                                               ------------    -------------
    Total liabilities.........................................................................       81,184           79,603
                                                                                               ------------    -------------
Shareholders' equity:
Common shares, $30 par value;
    100,000 shares authorized, issued and outstanding.........................................            3                3
Additional paid-in capital....................................................................        2,030            2,021
Retained earnings.............................................................................        3,287            3,455
Accumulated other comprehensive loss, net of tax..............................................         (153)            (209)
                                                                                               ------------    -------------
    Total shareholders' equity................................................................        5,167            5,270
                                                                                               ------------    -------------

    Total liabilities and shareholders' equity................................................ $     86,351    $      84,873
                                                                                               ============    =============
                                       See Notes to Consolidated Financial Statements.

                                             RIVERSOURCE LIFE INSURANCE COMPANY

                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                       (in millions)

                                                                                                       THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                     -----------------------
                                                                                                        2007         2006
                                                                                                     ----------   ----------
REVENUES
Premiums:
  Traditional life insurance........................................................................ $      17    $      18
  Disability income and long term care insurance....................................................        76           74
                                                                                                     ----------   ----------
     Total premiums.................................................................................        93           92

Net investment income...............................................................................       382          447
Contractholder and policyholder charges.............................................................       164          153
Mortality and expense risk and other fees...........................................................       188          146
Net realized investment gains.......................................................................         7            6
                                                                                                     ----------   ----------
     Total revenues.................................................................................       834          844
                                                                                                     ----------   ----------

BENEFITS AND EXPENSES
Death and other benefits:
  Traditional life insurance........................................................................        11            5
  Investment contracts and universal life-type insurance............................................        40           57
  Disability income and long term care insurance....................................................        21           21
Increase in liabilities for future policy benefits:
  Disability income and long term care insurance....................................................        46           42
Interest credited to account values.................................................................       236          270
Amortization of deferred acquisition costs..........................................................       112          105
Separation costs....................................................................................        38           25
Other insurance and operating expenses..............................................................       181          159
                                                                                                     ----------   ----------
     Total benefits and expenses....................................................................       685          684
                                                                                                     ----------   ----------
Income before income tax provision..................................................................       149          160
Income tax provision................................................................................        33           48
                                                                                                     ----------   ----------
     Net income..................................................................................... $     116    $     112
                                                                                                     ==========   ==========

                                       See Notes to Consolidated Financial Statements.

                                           RIVERSOURCE LIFE INSURANCE COMPANY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    (in millions)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                     ------------------------
                                                                                                        2007          2006
                                                                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................................................... $       116  $       112
Adjustments to reconcile net income to net cash provided by operating activities:
  Amortization of deferred acquisition costs........................................................         112          105
  Amortization of deferred sales inducement costs...................................................          16           11
  Capitalization of deferred acquisition costs......................................................        (180)        (172)
  Capitalization of deferred sales inducement costs.................................................         (32)         (27)
  Amortization of premium, net......................................................................          19           18
  Deferred income taxes.............................................................................          35           10
  Contractholder and policyholder charges, non-cash.................................................         (57)         (55)
  Net realized investment gains.....................................................................          (7)          (6)
  Net realized gain on trading securities and equity method investments in hedge funds..............          (2)         (21)
Change in operating assets and liabilities:
  Trading securities and equity method investments in hedge funds, net..............................          78           69
  Future policy benefits for traditional life, disability income and long term care insurance.......          78           78
  Policy claims and other policyholders' funds......................................................           7           (8)
  Policy loans, excluding universal life-type insurance:
     Repayment......................................................................................          10            9
     Issuance.......................................................................................          (9)          (9)
  Reinsurance recoverables..........................................................................         (37)         (31)
  Other accounts receivable.........................................................................         (12)          15
  Accrued investment income.........................................................................           8            2
  Other assets and liabilities, net.................................................................        (133)          52
                                                                                                     -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................................................          10          152
                                                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Available-for-Sale securities:
  Proceeds from sales...............................................................................         766          396
  Maturities, sinking fund payments and calls.......................................................         449          595
  Purchases.........................................................................................        (111)        (810)
Other investments, excluding policy loans:
  Proceeds from sales, maturities, sinking fund payments and calls..................................         121          149
  Purchases.........................................................................................         (48)        (129)
Change in amounts due to and from brokers, net......................................................          (9)           1
                                                                                                     -----------  -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES...........................................................       1,168          202
                                                                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Activity related to investment contracts and universal life-type insurance:
  Considerations received...........................................................................         222          335
  Interest credited to account values...............................................................         236          270
  Surrenders and other benefits.....................................................................      (1,254)      (1,148)
Policy loans:
  Repayment.........................................................................................          29           25
  Issuance..........................................................................................         (35)         (30)
Cash dividend to Ameriprise Financial, Inc..........................................................        (150)           -
                                                                                                     -----------  -----------
NET CASH USED IN FINANCING ACTIVITIES...............................................................        (952)        (548)
                                                                                                     -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................................         226         (194)
Cash and cash equivalents at beginning of period....................................................         160          233
                                                                                                     -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................................... $       386  $        39
                                                                                                     ===========  ===========
Supplemental Disclosures:
  Income taxes paid................................................................................. $         9  $        13

                                       See Notes to Consolidated Financial Statements.

                                               RIVERSOURCE LIFE INSURANCE COMPANY

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                           THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                                          (in millions)

                                                                                                       ACCUMULATED
                                                                              ADDITIONAL                  OTHER
                                                                   COMMON      PAID-IN      RETAINED  COMPREHENSIVE
                                                                   SHARES      CAPITAL      EARNINGS  INCOME/(LOSS)      TOTAL
                                                                ------------ ------------  ---------- -------------   -----------
BALANCES AT DECEMBER 31, 2005................................... $        3   $    2,020   $    3,269   $     (130)   $    5,162

Other comprehensive loss:
   Net income...................................................          -            -          112            -           112
   Change in unrealized holding losses on securities, net.......          -            -            -         (266)         (266)
   Change in unrealized derivative losses, net..................          -            -            -            1             1
                                                                                                                      -----------
Total other comprehensive loss..................................          -            -            -            -          (153)
                                                                 -----------  -----------  -----------  -----------   -----------
BALANCES AT MARCH 31, 2006...................................... $        3   $    2,020   $    3,381   $     (395)   $    5,009
                                                                 ===========  ===========  ===========  ===========   ===========

BALANCES AT DECEMBER 31, 2006................................... $        3   $    2,021   $    3,455   $     (209)   $    5,270

Change in accounting principles.................................          -            -         (134)           -          (134)
Other comprehensive income:                                                                                      -
   Net income...................................................          -            -          116            -           116
   Change in unrealized holding losses on securities, net.......          -            -            -           56            56
                                                                                                                      -----------
Total other comprehensive income................................          -            -            -            -           172
Cash dividend to Ameriprise Financial, Inc......................          -            -         (150)           -          (150)
Non-cash capital contribution from Ameriprise Financial, Inc....          -            9            -            -             9
                                                                 -----------  -----------  -----------  -----------   -----------
BALANCES AT MARCH 31, 2007...................................... $        3   $    2,030   $    3,287   $     (153)   $    5,167
                                                                 ===========  ===========  ===========  ===========   ===========

                                         See Notes to Consolidated Financial Statements.

                      RIVERSOURCE LIFE INSURANCE COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and its wholly owned subsidiary, RiverSource Life Insurance Co. of New York. RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial"). All significant intercompany accounts and transactions have been eliminated in consolidation. RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as "RiverSource Life".

     The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles. Certain reclassifications of prior period amounts have been made to conform to the current presentation. The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of RiverSource Life for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on February 28, 2007.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. RiverSource Life is currently evaluating whether or not it will elect to adopt SFAS 159.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. RiverSource Life is currently evaluating the impact of SFAS 157 on its consolidated financial condition and results of operations.

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

                      RIVERSOURCE LIFE INSURANCE COMPANY

2.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133;
     (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. RiverSource Life adopted SFAS 155 as of January 1, 2007. The effect of adopting SFAS 155 on RiverSource Life's consolidated financial condition and results of operations was not material.

     In September 2005, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts," ("SOP 05-1"). SOP 05-1 provides clarifying guidance on accounting for deferred acquisition costs ("DAC") associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract. Prior to adoption, RiverSource Life accounted for many of these transactions as contract continuations and continued amortization of existing DAC against revenue from the new or modified contract. Effective on January 1, 2007, RiverSource Life adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations. Consistent with this, RiverSource Life now anticipates these transactions in establishing amortization periods and other valuation assumptions. As a result of adopting SOP 05-1, RiverSource Life recorded as a cumulative change in accounting principle a pretax charge of $206 million, reducing DAC by $204 million, deferred sales inducement costs ("DSIC") by $11 million and liabilities for future policy benefits by $9 million. The after-tax decrease to retained earnings for these changes is $134 million. The adoption of SOP 05-1 is also expected to result in an increase to DAC and DSIC amortization in 2007. The expected increase to amortization expense may vary depending upon future changes in underlying valuation assumptions.

3.   SEPARATION AND DISTRIBUTION OF AMERIPRISE FINANCIAL, INC. FROM AMERICAN
     EXPRESS

     Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company ("American Express"). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the "Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. Ameriprise Financial has incurred $739 million of pretax non-recurring separation costs since the Separation announcement through March 31, 2007 and expects to incur a total of approximately $875 million. These costs are primarily related to technology costs and marketing and rebranding. The majority of the technology related costs are expected to be incurred by June 30, 2007. RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. RiverSource Life has been allocated $290 million in total pretax non-recurring separation costs since the Separation announcement through March 31, 2007 and expects to be allocated a significant portion of the remaining separation costs in 2007. RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

                      RIVERSOURCE LIFE INSURANCE COMPANY

4.   INVESTMENTS

     The following is a summary of Available-for-Sale securities by type:

                                                                               GROSS        GROSS
                                                               AMORTIZED    UNREALIZED    UNREALIZED       FAIR
     MARCH 31, 2007                                              COST          GAINS        LOSSES         VALUE
     -----------------------------------------------------    ----------    ----------    ----------    ----------
                                                                                 (IN MILLIONS)

     Fixed maturities:
     Corporate debt securities............................    $   11,580    $      117    $     (215)   $   11,482
     Mortgage and other asset-backed securities...........         8,985            32          (131)        8,886
     Foreign corporate bonds and obligations..............         3,045            42           (52)        3,035
     U.S. government and agencies obligations.............           281            10            (4)          287
     State and municipal obligations......................           165             4            (4)          165
     Foreign government bonds and obligations.............           117            18             -           135
                                                              ----------    ----------    ----------    ----------
     Total fixed maturities...............................        24,173           223          (406)       23,990
     Common and preferred stocks..........................            30             1             -            31
                                                              ----------    ----------    ----------    ----------
     Total ...............................................    $   24,203    $      224    $     (406)   $   24,021
                                                              ==========    ==========    ==========    ==========

                                                                               GROSS        GROSS
                                                               AMORTIZED    UNREALIZED    UNREALIZED       FAIR
     DECEMBER 31, 2006                                           COST          GAINS        LOSSES         VALUE
     -----------------------------------------------------    ----------    ----------    ----------    ----------
                                                                                 (IN MILLIONS)

     Fixed maturities:
     Corporate debt securities............................    $   12,232    $      119    $     (262)   $   12,089
     Mortgage and other asset-backed securities...........         9,400            27          (175)        9,252
     Foreign corporate bonds and obligations..............         3,080            39           (68)        3,051
     U.S. government and agencies obligations.............           295            13            (5)          303
     State and municipal obligations......................           165             4            (4)          165
     Foreign government bonds and obligations.............           117            18             -           135
                                                              ----------    ----------    ----------    ----------
     Total fixed maturities...............................        25,289           220          (514)       24,995
     Common and preferred stocks..........................            30             1             -            31
                                                              ----------    ----------    ----------    ----------
     Total ...............................................    $   25,319    $      221    $     (514)   $   25,026
                                                              ==========    ==========    ==========    ==========

     Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on Available-for-Sale securities included in net realized investment gains were as follows:

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                             ------------------
                                                                                               2007       2006
                                                                                             --------   -------
                                                                                                (IN MILLIONS)

     Gross realized investment gains......................................................    $   13     $   11
     Gross realized investment losses.....................................................        (6)        (5)
     Other-than-temporary impairments.....................................................         -          -

                      RIVERSOURCE LIFE INSURANCE COMPANY

5.   DEFERRED ACQUISITION COSTS

     Effective January 1, 2007, RiverSource Life adopted SOP 05-1. SOP 05-1 provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract. Prior to adoption, RiverSource Life accounted for many of these transactions as contract continuations and continued amortization of existing DAC against revenue from the new or modified contract. RiverSource Life's adoption of SOP 05-1 resulted in these transactions being prospectively accounted for as contract terminations. As a result of adopting SOP 05-1, RiverSource Life recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

     The balances of and changes in DAC were as follows:

                                                                                          2007             2006
                                                                                      -------------    -------------
                                                                                              (IN MILLIONS)
     Balance at January 1............................................................  $   4,411        $   4,036
     Cumulative effect of SOP 05-1 adoption..........................................       (204)               -
     Capitalization of acquisition costs.............................................        180              172
     Amortization, excluding impact of changes in assumptions........................       (120)            (100)
     Amortization, impact of other quarter changes in DAC-related assumptions........          8               (5)
     Impact of changes in net unrealized securities losses (gains)...................        (20)              42
                                                                                      -------------    -------------
     Balance at March 31.............................................................  $   4,255        $   4,145
                                                                                      =============    =============

     The balances of and changes in DSIC were as follows:

                                                                                           2007             2006
                                                                                      -------------    -------------
                                                                                              (IN MILLIONS)
     Balance at January 1............................................................  $     452        $     370
     Cumulative effect of SOP 05-1 adoption..........................................        (11)               -
     Capitalization of sales inducements.............................................         32               27
     Amortization....................................................................        (16)             (11)
     Impact of change in net unrealized securities losses (gains)....................         (4)               8
                                                                                      -------------    -------------
     Balance at March 31.............................................................  $     453        $     394
                                                                                      =============    =============

6. FUTURE POLICY BENEFITS, POLICY CLAIMS AND OTHER POLICYHOLDERS' FUNDS AND SEPARATE ACCOUNT LIABILITIES

     Future policy benefits and policy claims and other policyholders' funds consisted of the following:

                                                                                        March 31,       December 31,
                                                                                          2007              2006
                                                                                      -------------    -------------
                                                                                              (IN MILLIONS)
     Fixed annuities.................................................................  $  16,233        $  16,841
     Equity indexed annuities accumulated host values................................        263              267
     Equity indexed annuities embedded derivative reserve............................         48               50
     Variable annuities fixed sub-accounts...........................................      5,674            5,975
     Guaranteed minimum withdrawal benefits variable annuity guarantees..............        (29)             (12)
     Other variable annuity guarantees...............................................         14               26
                                                                                      -------------    -------------
         Total annuities.............................................................     22,203           23,147
     Variable universal life ("VUL")/universal life insurance contract reserves......      2,551            2,562
     Other life, disability income and long term care insurance......................      3,924            3,852
                                                                                      -------------    -------------
     Total future policy benefits....................................................     28,678           29,561
     Policy claims and other policyholders' funds....................................         99               93
                                                                                      -------------    -------------
         Total future policy benefits and policy claims and other
           policyholders' funds......................................................  $  28,777        $  29,654
                                                                                      =============    =============

                      RIVERSOURCE LIFE INSURANCE COMPANY

6. FUTURE POLICY BENEFITS, POLICY CLAIMS AND OTHER POLICYHOLDERS' FUNDS AND SEPARATE ACCOUNT LIABILITIES (CONTINUED)

     Separate account liabilities consisted of the following:

                                                                                          MARCH 31,      DECEMBER 31,
                                                                                            2007             2006
                                                                                        -------------   -------------
                                                                                                (IN MILLIONS)
     Variable annuity contract reserves................................................  $   45,802      $   43,515
     VUL insurance contract reserves...................................................       5,929           5,772
                                                                                        -------------   -------------
         Total separate account liabilities............................................  $   51,731      $   49,287
                                                                                        =============   =============

7.   LINES OF CREDIT

     RiverSource Life has available a committed line of credit with Ameriprise Financial aggregating $200 million. The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points. There were no amounts outstanding on this line of credit at March 31, 2007 and December 31, 2006.

     Also, RiverSource Life has a collateral loan agreement with Ameriprise Financial aggregating up to $75 million. The interest rate for any borrowings is equal to the preceding month's effective new money rate for RiverSource Life's permanent investments. There were no amounts outstanding at March 31, 2007 and 2006.

8.   INCOME TAXES

     RiverSource Life's effective tax rate was 22% for the three months ended March 31, 2007, compared to 30% for the three months ended March 31, 2006. The decrease in the effective tax rate primarily reflects higher levels of tax advantaged items relative to pretax income for the three months ended March 31, 2007.

     RiverSource Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in RiverSource Life's deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. RiverSource Life has $131 million in capital loss carryforwards that expire December 31, 2009, for which the benefit is reflected in deferred tax assets. Additionally, RiverSource Life has $45 million in capital loss carryforwards that expire December 31, 2009 as a result of the 2005 first short period tax return filed with American Express. Based on analysis of RiverSource Life's tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of March 31, 2007 and December 31, 2006.

     Effective January 1, 2007, RiverSource Life adopted the provisions of FIN
     48. The effect of adopting FIN 48 on the consolidated financial condition and results of operations was not material. As of the date of adoption, RiverSource Life had $73 million of gross unrecognized tax benefits. If recognized, approximately $27 million, net of federal tax benefits, would affect the effective tax rate.

     RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. RiverSource Life had $10 million for the payment of interest and penalties accrued at both January 1, 2007 and March 31, 2007.

     It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. However, there are a number of open audits and the range cannot be quantified at this time.

                      RIVERSOURCE LIFE INSURANCE COMPANY

8.   INCOME TAXES (CONTINUED)

     RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service ("IRS"), as part of the overall examination of the American Express Company consolidated return, commenced an examination of RiverSource Life's U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the exam to include 2003 through 2004. RiverSource Life or certain of its subsidiaries' state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

9.   COMMITMENTS AND CONTINGENCIES

     At March 31, 2007 and December 31, 2006, RiverSource Life had no material commitments to purchase investments other than mortgage loan fundings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following Management's Discussion and Analysis ("MD&A") should be read in conjunction with RiverSource Life Insurance Company's Consolidated Financial Statements and Notes presented in Item 1. RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as "RiverSource Life". This discussion may contain forward-looking statements that reflect RiverSource Life's plans, estimates and beliefs. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed under "Forward-Looking Statements." RiverSource Life believes it is useful to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on February 28, 2007, as well as its current reports on Form 8-K and other publicly available information.

RiverSource Life follows U.S. generally accepted accounting principles ("U.S. GAAP"), and the following discussion is presented on a consolidated basis consistent with U.S. GAAP.

Management's narrative analysis of the results of operations is presented in lieu of MD&A, pursuant to General Instructions H(2) (a) of Form 10-Q.

OVERVIEW

RiverSource Life Insurance Company is a stock life insurance company with one wholly owned operating subsidiary, RiverSource Life Insurance Co. of New York ("RiverSource Life of NY"). RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. ("Ameriprise Financial").

o RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York. RiverSource Life Insurance Company issues insurance and annuity products.

o RiverSource Life of NY is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York, North Dakota and Delaware. RiverSource Life of NY issues insurance and annuity products.

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company ("American Express"). On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the "Separation") through a tax-free distribution to American Express shareholders. Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the "Distribution"). In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees. Ameriprise Financial has incurred $739 million of pretax non-recurring separation costs since the Separation announcement through March 31, 2007 and expects to incur a total of approximately $875 million. These costs are primarily related to technology costs and marketing and rebranding. The majority of the technology related costs are expected to be incurred by June 30, 2007. RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company. RiverSource Life has been allocated $290 million in total pretax non-recurring separation costs since the Separation announcement through March 31, 2007 and expects to be allocated a significant portion of the remaining separation costs in 2007. RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006

Overview

Consolidated net income was $116 million for the quarter ended March 31, 2007 compared to $112 million for the quarter ended March 31, 2006, an increase of $4 million. Income before income tax provision decreased $11 million to $149 million for the quarter ended March 31, 2007 from $160 million for the quarter ended March 31, 2006. The decrease was due to a decrease in net investment income partially offset by an increase in separate account fees. Total benefits and expenses were $685 million in the quarter ended March 31, 2007 compared to $684 million in the quarter ended March 31, 2006, with decreases in interest credited and death and other benefits offset by higher separation costs, DAC amortization and other expenses. The increase in consolidated net income reflects a decrease in the effective tax rate for the quarter ended March 31, 2007 compared to the prior year period.

Revenues

Total revenues for the quarter ended March 31, 2007 were $834 million, a decrease of $10 million from the quarter ended March 31, 2006 total of $844 million. Total premiums increased $1 million or 1.1% to $93 million for the first quarter ended March 31, 2007.

Premiums for disability income ("DI") and long term care ("LTC") insurance increased $2 million or 2.7% primarily as a result of higher DI insurance in force levels.

Net investment income decreased $65 million or 14.5% to $382 million for the quarter ended March 31, 2007 reflecting a decrease in the average level of invested assets and the planned liquidation of externally managed hedge funds. The lower level of invested assets reflects declining fixed annuity account values due to a shift in sales from fixed to variable products. Another contributing factor was due to lower gains on derivatives economically hedging equity index annuities ("EIA"). Fluctuations in the EIA liability are reported in interest credited to account values on RiverSource Life's Consolidated Statements of Income. Partially offsetting the decrease is favorable mark-to-market adjustments on derivatives economically hedging guaranteed minimum withdrawal benefit ("GMWB") riders. Fluctuations in the value of the GMWB embedded derivative are reported in the death and other benefits for investment contracts and universal life-type insurance line item on RiverSource Life's Consolidated Statements of Income.

Contractholder and policyholder charges increased $11 million or 7.2% to $164 million for the quarter ended March 31, 2007 primarily due to an increase in the cost of insurance charges on variable universal life products and charges for variable annuity GMWB riders.

Mortality and expense risk and other fees increased $42 million or 28.8% to $188 million for the quarter ended March 31, 2007 reflecting higher average values of separate account assets due to positive net flows and market appreciation.

Net realized investment gains were $7 million for the quarter ended March 31, 2007 compared to $6 million for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, $13 million of gross realized investment gains were partially offset by $6 million of gross realized losses classified as Available-for-Sale.

For the quarter ended March 31, 2006, $11 million of gross realized investment gains were partially offset by $5 million of gross realized investment losses classified as Available-for-Sale.

Benefits and Expenses

Death and other benefits for traditional life insurance increased $6 million to $11 million for the quarter ended March 31, 2007 primarily reflecting an increase in net claims during the quarter ended March 31, 2007.

Death and other benefits for investment contracts and universal life-type insurance decreased $17 million or 29.8% to $40 million for the quarter ended March 31, 2007 primarily reflecting net decreases in guaranteed minimum accumulation benefit ("GMAB") and guaranteed minimum death benefit ("GMDB") costs of $12 million.

Increase in liabilities for future policy benefits for DI and LTC insurance increased $4 million or 9.5% reflecting an unfavorable $12 million adjustment which was the net of a $24 million increase in reserves from revising certain valuation calculations and a $12 million benefit reflecting recent claims experience. This adjustment was offset by favorable DI and LTC claims experience compared to the prior year period.

Interest credited to account values decreased by $34 million or 12.6% to $236 million for the quarter ended March 31, 2007 primarily due to lower interest crediting rates and lower average accumulation values of annuities.

Amortization of deferred acquisition costs ("DAC") increased $7 million to $112 million for the quarter ended March 31, 2007 from $105 million for the quarter ended March 31, 2006. This reflects increased amortization of DAC associated with variable annuities. DAC amortization was higher in 2007 than in 2006 primarily due to growth in variable annuity business volumes, relatively less favorable equity market performance and the recurring impact of the adoption of SOP 05-1.

Separation costs increased $13 million or 52.0% to $38 million for the quarter ended March 31, 2007. Separation costs primarily related to technology costs and marketing and rebranding.

Other insurance and operating expenses increased $22 million or 13.8% to $181 million for the quarter ended March 31, 2007 primarily reflecting increased sales and marketing expenses.

Income Taxes

RiverSource Life's effective tax rate was 22% for the quarter ended March 31, 2007 compared to 30% for the quarter ended March 31, 2006. The decrease in the effective tax rate primarily reflects higher levels of tax advantaged items relative to pretax income for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of RiverSource Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments, as well as capital contributions from Ameriprise Financial. RiverSource Life has established repurchase agreements and an available line of credit with Ameriprise Financial aggregating $200 million. The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

During 2006, RiverSource Life paid $300 million of dividends to Ameriprise Financial comprised of $200 million of extraordinary cash dividends and $100 million of ordinary cash dividends. RiverSource Life of NY paid dividends to RiverSource Life Insurance Company in 2006 of $23 million. On March 20, 2007, RiverSource Life paid ordinary cash dividends of $150 million to Ameriprise Financial.

RiverSource Life Insurance Company and its wholly-owned life insurance subsidiary are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements, based on the most recent statutory risk-based capital filings for each of the life insurance entities, are as follows:

                                                                                                         REGULATORY
                                                                                                           CAPITAL
                                                                       ACTUAL CAPITAL AS OF (a)          REQUIREMENT
                                                                    -------------------------------    ---------------
                                                                      MARCH 31,      DECEMBER 31,        DECEMBER 31,
                                                                        2007             2006                2006
                                                                    ------------   ----------------    ---------------
                                                                                       (IN MILLIONS)
RiverSource Life Insurance Company...............................   $   3,381        $  3,511               $  590
RiverSource Life Insurance Co. of New York.......................         355             348                   38

--------------------------

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

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

     o changes in the interest rate, equity market and other financial market environments;
     o changes in the litigation and regulatory environment and judicial or legislative developments, including the increasing focus on customer suitability, sales practices and disclosure, as well as ongoing legal proceedings and regulatory actions;
     o RiverSource Life's investment management performance and consumer acceptance of RiverSource Life's products;
     o effects of competition in the financial services industry and changes in RiverSource Life's product distribution mix and distribution channels;
     o RiverSource Life's capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings;
     o risks of default by issuers of investments RiverSource Life owns or by counterparties to derivative or reinsurance arrangements;
     o experience deviations from RiverSource Life's assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products;
     o successfully cross-selling insurance and annuity products and services to Ameriprise Financial's customer base;
     o RiverSource Life's ability to effectively hedge risks relating to guaranteed benefit riders and certain other products;
     o the impact of the separation of Ameriprise Financial from American Express;
     o the impact of intercompany allocations to RiverSource Life from Ameriprise Financial and its affiliates;
     o Ameriprise Financial's ability to attract, recruit and retain qualified advisors and employees and its ability to distribute RiverSource Life's products through current and future distribution channels;
     o the impact of Ameriprise Financial's efforts to improve distribution economics and of RiverSource Life's efforts to grow third party distribution, and RiverSource Life's ability to establish its new brands;
     o changes in U.S. federal income or estate tax laws potentially making RiverSource Life's products less attractive to clients;
     o RiverSource Life's ability to recover from catastrophes, both natural and man-made; and
     o general economic and political factors, including consumer confidence in the economy.

A further description of these and other risks and uncertainties can be found under "Item 1A - Risk Factors" and elsewhere in RiverSource Life's Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 and its other reports filed with the SEC.

ITEM 4T.  CONTROLS AND PROCEDURES

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

RiverSource Life's management, with the participation of RiverSource Life's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, RiverSource Life's Chief Executive Officer and Chief Financial Officer have concluded that RiverSource Life's disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2007.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 9 to the Consolidated
         Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A. RISK FACTORS

         There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007.

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

                                       RIVERSOURCE LIFE INSURANCE COMPANY
                                       ----------------------------------
                                                  (Registrant)




Date: May 10, 2007                     By   /s/ Mark E. Schwarzmann
                                            -----------------------------------
                                                Mark E. Schwarzmann
                                                Director, Chairman of the Board
                                                and Chief Executive Officer

Date: May 10, 2007                     By   /s/ Brian J. McGrane
                                            -----------------------------------
                                                Brian J. McGrane
                                                Executive Vice President and
                                                Chief Financial Officer