Form 10-Q
period 2007-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2007-08-07
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission file number 333-114888

RIVERSOURCE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

55 Ameriprise Financial Center, Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code                     (612) 671-3131

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

Yes         ☒           No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2007, $22,278; 2006, $25,289)	$21,729	$24,995
Common and preferred stocks, at fair value (cost: 2007 and 2006, $30)	30	31
Mortgage loans on real estate, at cost (less allowance for loan losses: 2007 and 2006, $37)	2,727	2,790
Policy loans	660	642
Trading securities and other investments	117	241
Total investments	25,263	28,699

Cash and cash equivalents	1,366	160
Reinsurance recoverables	1,215	1,137
Amounts due from brokers	12	7
Other accounts receivable	114	90
Accrued investment income	268	309
Deferred acquisition costs	4,382	4,411
Deferred sales inducement costs	481	452
Deferred income taxes, net	5	—
Other assets	406	321
Separate account assets	56,001	49,287

Total assets	$89,513	$84,873

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$27,821	$29,561
Policy claims and other policyholders’ funds	106	93
Amounts due to brokers	141	132
Deferred income taxes, net	—	90
Other liabilities	445	440
Separate account liabilities	56,001	49,287
Total liabilities	84,514	79,603

Shareholder’s equity:
Common shares, $30 par value;
100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,030	2,021
Retained earnings	3,300	3,455
Accumulated other comprehensive loss, net of tax	(334)	(209)
Total shareholder’s equity	4,999	5,270

Total liabilities and shareholder’s equity	$89,513	$84,873

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Premiums:
Traditional life insurance	$20	$18	$37	$36
Disability income and long term care insurance	77	78	153	152
Total premiums	97	96	190	188

Net investment income	387	417	769	864
Contractholder and policyholder charges	169	173	333	326
Mortality and expense risk and other fees	206	154	394	300
Net realized investment gains	—	5	7	11

Total revenues	859	845	1,693	1,689

Benefits and expenses
Death and other benefits:
Traditional life insurance	7	7	18	13
Investment contracts and universal life-type insurance	55	70	94	126
Disability income and long term care insurance	22	20	43	41
Increase (decrease) in liabilities for future policy benefits:
Traditional life insurance	—	3	(1)	3
Disability income and long term care insurance	32	31	78	73
Interest credited to account values	248	264	484	534
Amortization of deferred acquisition costs	104	105	217	211
Separation costs	26	31	64	55
Other insurance and operating expenses	216	161	398	320

Total benefits and expenses	710	692	1,395	1,376

Income before income tax provision	149	153	298	313
Income tax provision	36	44	69	92

Net income	$113	$109	$229	$221

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$229	$221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred acquisition costs	217	211
Amortization of deferred sales inducement costs	30	23
Capitalization of deferred acquisition costs	(365)	(342)
Capitalization of deferred sales inducement costs	(66)	(61)
Amortization of premium, net	37	38
Deferred income taxes	53	47
Contractholder and policyholder charges, non-cash	(101)	(109)
Net realized investment gains	(7)	(11)
Net realized gain on trading securities and equity method investments in hedge funds	(2)	(29)
Change in operating assets and liabilities:
Trading securities and equity method investments in hedge funds, net	87	182
Future policy benefits for traditional life, disability income and long term care insurance	140	141
Policy claims and other policyholders’ funds	13	12
Policy loans, excluding universal life-type insurance:
Repayment	18	18
Issuance	(19)	(19)
Reinsurance recoverables	(78)	(60)
Other accounts receivable	(24)	8
Accrued investment income	41	3
Other assets and liabilities, net	(265)	(93)

Net cash provided by (used in) operating activities	(62)	180

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2,305	927
Maturities, sinking fund payments and calls	956	1,082
Purchases	(279)	(1,246)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	291	244
Purchases	(189)	(212)
Change in amounts due to and from brokers, net	3	167

Net cash provided by investing activities	3,087	962

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	491	652
Interest credited to account values	484	534
Surrenders and other benefits	(2,526)	(2,398)
Policy loans:
Repayment	56	48
Issuance	(74)	(63)
Cash dividends to Ameriprise Financial, Inc.	(250)	(100)
Net cash used in financing activities	(1,819)	(1,327)

Net increase (decrease) in cash and cash equivalents	1,206	(185)
Cash and cash equivalents at beginning of period	160	233
Cash and cash equivalents at end of period	$1,366	$48

Supplemental Disclosures:
Income taxes paid	$47	$86
Interest paid on borrowings	—	1

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at December 31, 2005	$3	$2,020	$3,269	$(130)	$5,162

Other comprehensive loss:
Net income	—	—	221	—	221
Change in unrealized holding losses on securities, net	—	—	—	(468)	(468)
Change in unrealized derivative gains, net	—	—	—	3	3
Total other comprehensive loss	—	—	—	—	(244)
Cash dividend to Ameriprise Financial, Inc.	—	—	(100)	—	(100)
Balances at June 30, 2006	$3	$2,020	$3,390	$(595)	$4,818

Balances at December 31, 2006	$3	$2,021	$3,455	$(209)	$5,270
Change in accounting principles	—	—	(134)	—	(134)
Other comprehensive income:
Net income	—	—	229	—	229
Change in unrealized holding losses on securities, net	—	—	—	(125)	(125)
Total other comprehensive income	—	—	—	—	104
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	9	—	—	9
Balances at June 30, 2007	$3	$2,030	$3,300	$(334)	$4,999

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and its wholly owned operating subsidiary, RiverSource Life Insurance Co. of New York.  RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as “RiverSource Life”.

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain reclassifications of prior period amounts have been made to conform to the current presentation.  The interim financial information in this report has not been audited.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made.  All adjustments made were of a normal, recurring nature.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Annual Report on Form 10-K of RiverSource Life for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007.

2.              Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. RiverSource Life is currently evaluating whether or not it will elect to adopt SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. RiverSource Life is currently evaluating the impact of SFAS 157 on its consolidated financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  RiverSource Life adopted FIN 48 as of January 1, 2007.  The effect of adopting FIN 48 on RiverSource Life’s consolidated financial condition and results of operations was not material.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.              Recent Accounting Pronouncements (Continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. RiverSource Life adopted SFAS 155 as of January 1, 2007.  The effect of adopting SFAS 155 on RiverSource Life’s consolidated financial condition and results of operations was not material.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts,” (“SOP 05-1”).  SOP 05-1 provides clarifying guidance on accounting for deferred acquisition costs (“DAC”) associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract.  Prior to adoption, RiverSource Life accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue from the new or modified contract.  Effective on January 1, 2007, RiverSource Life adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations.  Consistent with this, RiverSource Life now anticipates these transactions in establishing amortization periods and other valuation assumptions.  As a result of adopting SOP 05-1, RiverSource Life recorded as a cumulative change in accounting principle a pretax charge of $206 million, reducing DAC by $204 million, deferred sales inducement costs (“DSIC”) by $11 million and liabilities for future policy benefits by $9 million.  The after-tax decrease to retained earnings for these changes was $134 million.  The adoption of SOP 05-1 is also expected to result in an increase to DAC and DSIC amortization in 2007.

3.              Separation and Distribution of Ameriprise Financial, Inc. from American Express

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  Ameriprise Financial has incurred $802 million of pretax non-recurring separation costs since the Separation announcement through June 30, 2007 and expects to incur a total of approximately $875 million by the end of 2007.  These costs are primarily related to technology costs and marketing and rebranding.  The majority of the technology related costs were incurred as of June 30, 2007.  RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  RiverSource Life has been allocated $316 million in total pretax non-recurring separation costs since the Separation announcement through June 30, 2007 and expects to be allocated a significant portion of the remaining separation costs in 2007. RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.              Investments

The following is a summary of Available-for-Sale securities by type:

June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,905	$69	$(361)	$10,613
Mortgage and other asset-backed securities	8,140	17	(232)	7,925
Foreign corporate bonds and obligations	2,671	27	(82)	2,616
U.S. government and agencies obligations	280	8	(6)	282
State and municipal obligations	165	2	(5)	162
Foreign government bonds and obligations	117	14	—	131
Total fixed maturities	22,278	137	(686)	21,729
Common and preferred stocks	30	—	—	30
Total	$22,308	$137	$(686)	$21,759

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,232	$119	$(262)	$12,089
Mortgage and other asset-backed securities	9,400	27	(175)	9,252
Foreign corporate bonds and obligations	3,080	39	(68)	3,051
U.S. government and agencies obligations	295	13	(5)	303
State and municipal obligations	165	4	(4)	165
Foreign government bonds and obligations	117	18	—	135
Total fixed maturities	25,289	220	(514)	24,995
Common and preferred stocks	30	1	—	31
Total	$25,319	$221	$(514)	$25,026

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on Available-for-Sale securities included in net realized investment gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Gross realized investment gains	$15	$9	$28	$20
Gross realized investment losses	(13)	(4)	(19)	(9)
Other-than-temporary impairments	(2)	—	(2)	—

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.              Deferred Acquisition Costs

Effective January 1, 2007, RiverSource Life adopted SOP 05-1. SOP 05-1 provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract.  Prior to adoption, RiverSource Life accounted for many of these transactions as contract continuations and continued amortization of existing DAC against revenue from the new or modified contract.  RiverSource Life’s adoption of SOP 05-1 resulted in these transactions being prospectively accounted for as contract terminations.  As a result of adopting SOP 05-1, RiverSource Life recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

The balances of and changes in DAC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$4,411	$4,036
Cumulative effect of SOP 05-1 adoption	(204)	—
Capitalization of acquisition costs	365	342
Amortization, excluding impact of changes in assumptions	(230)	(225)
Amortization, impact of other quarter changes in DAC-related assumptions	13	14
Impact of changes in net unrealized securities losses	27	74
Balance at June 30	$4,382	$4,241

The balances of and changes in DSIC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$452	$370
Cumulative effect of SOP 05-1 adoption	(11)	—
Capitalization of sales inducements	66	61
Amortization	(30)	(23)
Impact of change in net unrealized securities losses	4	12
Balance at June 30	$481	$420

6.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Fixed annuities	$15,583	$16,841
Equity indexed annuities accumulated host values	259	267
Equity indexed annuities embedded derivatives	58	50
Variable annuities fixed sub-accounts	5,416	5,975
Guaranteed minimum withdrawal benefits variable annuity guarantees	(40)	(12)
Other variable annuity guarantees	14	26
Total annuities	21,290	23,147
Variable universal life (“VUL”)/universal life insurance	2,554	2,562
Other life, disability income and long term care insurance	3,977	3,852
Total future policy benefits	27,821	29,561
Policy claims and other policyholders’ funds	106	93
Total future policy benefits and policy claims and other policyholders’ funds	$27,927	$29,654

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.     Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities (Continued)

Separate account liabilities consisted of the following:

	June 30, 2007	December 31, 2006
	(in millions)
Variable annuity variable sub-accounts	$49,677	$43,515
VUL insurance variable sub-accounts	6,324	5,772
Total separate account liabilities	$56,001	$49,287

7.              Lines of Credit

RiverSource Life has available a committed line of credit with Ameriprise Financial aggregating $200 million.  The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points.  There were no amounts outstanding on this line of credit at June 30, 2007 and December 31, 2006.

Also, RiverSource Life has a collateral loan agreement with Ameriprise Financial aggregating up to $75 million.  The interest rate for any borrowings is equal to the preceding month’s effective new money rate for RiverSource Life’s permanent investments.  There were no amounts outstanding at June 30, 2007 and December 31, 2006.

8.              Income Taxes

RiverSource Life’s effective tax rates were 24% and 23% for the three months and six months ended June 30, 2007, respectively, compared to 29% for both the three months and six months ended June 30, 2006. The decrease in the effective tax rates primarily reflect higher levels of tax advantaged items relative to pretax income for the three months and six months ended June 30, 2007.

RiverSource Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses realized for tax return purposes and capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. RiverSource Life has $140 million in capital loss carryforwards that expire December 31, 2009, for which the benefit is reflected in deferred tax assets.  Additionally, RiverSource Life has $45 million in capital loss carryforwards that expire December 31, 2009 as a result of the 2005 first short period tax return filed with American Express.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of June 30, 2007 and December 31, 2006.

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

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of interest and penalties of $4 million for both the three months and six months ended June 30, 2007.  RiverSource Life had $10 million and $6 million for the payment of interest and penalties accrued at January 1, 2007 and June 30, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  However, there are a number of open audits and the range cannot be quantified at this time.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.     Income Taxes (Continued)

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, commenced an examination of RiverSource Life’s U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the exam to include 2003 through 2004. RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

9.              Commitments and Contingencies

At June 30, 2007 and December 31, 2006, RiverSource Life had no material commitments to purchase investments other than mortgage loan fundings.

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

ITEM 2.                       MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Item 1.  RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as “RiverSource Life”.  This discussion may contain forward-looking statements that reflect RiverSource Life’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  RiverSource Life believes it is useful to read its MD&A in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007, as well as its current reports on Form 8-K and other publicly available information.

RiverSource Life follows U.S. generally accepted accounting principles (“U.S. GAAP”), and the following discussion is presented on a consolidated basis consistent with U.S. GAAP.

Management’s narrative analysis of the results of operations is presented in lieu of management’s discussion and analysis of financial condition and results of operations, pursuant to General Instructions H(2) (a) of Form 10-Q.

Overview

RiverSource Life Insurance Company is a stock life insurance company with one wholly owned operating subsidiary, RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”).  RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”).

•                        RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York.  RiverSource Life Insurance Company issues insurance and annuity products.

•                        RiverSource Life of NY is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York, North Dakota and Delaware.  RiverSource Life of NY issues insurance and annuity products.

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  Ameriprise Financial has incurred $802 million of pretax non-recurring separation costs since the Separation announcement through June 30, 2007 and expects to incur a total of approximately $875 million by the end of 2007.  These costs are primarily related to technology costs and marketing and rebranding.  The majority of the technology related costs were incurred as of June 30, 2007.  RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  RiverSource Life has been allocated $316 million in total pretax non-recurring separation costs since the Separation announcement through June 30, 2007 and expects to be allocated a significant portion of the remaining separation costs in 2007. RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

Overview

Consolidated net income was $229 million for the six months ended June 30, 2007 compared to $221 million for the six months ended June 30, 2006, an increase of $8 million.  Income before income tax provision decreased $15 million to $298 million for the six months ended June 30, 2007 from $313 million for the six months ended June 30, 2006.  The decrease was due to an increase of $19 million in total benefits and expenses for the six months ended June 30, 2007 compared to the same period in the prior year.  Increases in separation costs, deferred acquisition costs (“DAC”) amortization and other insurance and operating expenses were partially offset by decreases in interest credited and death and other benefits.  The increase in consolidated net income reflects a decrease in the effective tax rate for the six months ended June 30, 2007 compared to the same period in 2006.

Revenues

Total revenues remained unchanged at $1.7 billion for both the six months ended June 30, 2007 and June 30, 2006.  Total premiums increased $2 million or 1.1 % to $190 million for the six months ended June 30, 2007.

Net investment income decreased $95 million or 11.0% to $769 million for the six months ended June 30, 2007 primarily driven by lower average account balances in annuity fixed accounts and the planned liquidation of externally managed hedge funds.  As expected, annuity fixed accounts are declining as clients choose other products in the current interest rate environment.  The decrease also reflects unfavorable mark-to-market adjustments on derivatives hedging guaranteed minimum withdrawal benefits (“GMWB”) offset by higher gains on derivatives hedging equity indexed annuities (“EIA”).  Fluctuations in the value of the GMWB embedded derivative are reported in the death and other benefits for investment contracts and universal life-type insurance line item on RiverSource Life’s Consolidated Statements of Income.  Fluctuations in the EIA liability are reported in interest credited to account values on RiverSource Life’s Consolidated Statements of Income.

Contractholder and policyholder charges increased $7 million or 2.2% to $333 million for the six months ended June 30, 2007 primarily due to an increase in the cost of insurance charges on variable universal life products as a result of volume increases and charges for variable annuity GMWB and guaranteed minimum accumulation benefit (“GMAB”) provisions.  This is partially offset by $18 million from recognizing previously deferred cost of insurance revenues during the second quarter of 2006.

Mortality and expense risk and other fees increased $94 million or 31.3% to $394 million for the six months ended June 30, 2007 reflecting higher average values of separate account assets due to positive net flows and market appreciation.

Net realized investment gains were $7 million for the six months ended June 30, 2007 compared to $11 million for the six months ended June 30, 2006.  For the six months ended June 30, 2007, $28 million of gross realized investment gains were partially offset by $19 million of gross realized losses as well as $2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.  For the six months ended June 30, 2006, $20 million of gross realized investment gains were partially offset by $9 million of gross realized investment losses classified as Available-for-Sale.

Benefits and Expenses

Death and other benefits for traditional life insurance increased $5 million to $18 million for the six months ended June 30, 2007 primarily reflecting an increase in net claims during the six months ended June 30, 2007.

Death and other benefits for investment contracts and universal life-type insurance decreased $32 million or 25.4% to $94 million for the six months ended June 30, 2007 primarily reflecting net decreases in GMAB, guaranteed minimum death benefit (“GMDB”) and GMWB costs of $19 million.  In addition, there was a decrease of $9 million due to lower net claims and a $7 million negative impact from recognizing previously deferred cost of insurance revenues during the second quarter of 2006.

Increase in liabilities for future policy benefits for disability income (“DI”) and long term care (“LTC”) insurance increased $5 million or 6.8% reflecting an unfavorable $12 million adjustment in DI reserves offset by favorable DI claims experience compared to the prior year period.

Interest credited to account values decreased by $50 million or 9.4% to $484 million for the six months ended June 30, 2007 primarily due to lower average accumulation values of annuities.

Amortization of DAC increased $6 million to $217 million for the six months ended June 30, 2007 from $211 million for the six months ended June 30, 2006.  DAC amortization was higher in 2007 than in 2006 primarily due to growth in variable annuity product volumes and the recurring impact of adopting SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts”, partially offset by the favorable impact of equity markets.

Separation costs increased $9 million or 16.4% to $64 million for the six months ended June 30, 2007.  Separation costs in 2007 primarily related to technology costs.  All remaining separation costs are expected to be incurred in the second half of 2007.

Other insurance and operating expenses increased $78 million or 24.4% to $398 million for the six months ended June 30, 2007 primarily reflecting increased sales and marketing expenses and corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 23% for the six months ended June 30, 2007 compared to 29% for the six months ended June 30, 2006. The decrease in the effective tax rate primarily reflects higher levels of tax advantaged items relative to pretax income for the six months ended June 30, 2007.

Liquidity and Capital Resources

The liquidity requirements of RiverSource Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments, as well as capital contributions from Ameriprise Financial.  RiverSource Life has established an available line of credit with Ameriprise Financial aggregating $200 million and also has repurchase agreements available with outside third parties.  The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

On March 20, 2007 and June 25, 2007, RiverSource Life paid cash dividends of $150 million and $100 million, respectively, to Ameriprise Financial.  Also, on June 25, 2007 RiverSource Life of NY paid cash dividends of $83 million to RiverSource Life Insurance Company.  During 2006, RiverSource Life paid $300 million of cash dividends to Ameriprise Financial and RiverSource Life of NY paid $25 million of cash dividends to RiverSource Life Insurance Company.

RiverSource Life Insurance Company and its wholly-owned life insurance subsidiary are subject to regulatory capital requirements.  Actual capital, determined on a statutory basis, and regulatory capital requirements, based on the most recent statutory risk-based capital filings for each of the life insurance entities, are as follows:

	Actual Capital as of (a)		Regulatory Capital Requirement
	June 30, 2007	December 31, 2006	December 31, 2006
	(in millions)
RiverSource Life Insurance Company	$3,381	$3,511	$590
RiverSource Life Insurance Co. of New York	281	348	38

(a)

Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

Forward-Looking Statements

This report contains forward-looking statements that reflect RiverSource Life’s plans, estimates and beliefs.  RiverSource Life’s actual results could differ materially from those described in these forward-looking statements.  The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements.  RiverSource Life cautions the reader that the following list of factors is not exhaustive.  There may also be other risks that RiverSource Life is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.   RiverSource Life undertakes no obligation to update or revise any forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•                  changes in the interest rate, equity market and other financial market environments;

•                  changes in the litigation and regulatory environment and judicial or legislative developments, including the increasing focus on customer suitability, sales practices and disclosure, as well as ongoing legal proceedings and regulatory actions;

•                  RiverSource Life’s investment management performance and consumer acceptance of RiverSource Life’s products;

•                  effects of competition in the financial services industry and changes in RiverSource Life’s product distribution mix and distribution channels;

•                  RiverSource Life’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings;

•                  risks of default by issuers of investments RiverSource Life owns or by counterparties to derivative or reinsurance arrangements;

•                  experience deviations from RiverSource Life’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products;

•                  successfully cross-selling insurance and annuity products and services to Ameriprise Financial’s customer base;

•                  RiverSource Life’s ability to effectively hedge risks relating to guaranteed benefit riders and certain other products;

•                  the impact of the separation of Ameriprise Financial from American Express;

•                  the impact of intercompany allocations to RiverSource Life from Ameriprise Financial and its affiliates;

•                  Ameriprise Financial’s ability to attract, recruit and retain qualified advisors and employees and its ability to distribute RiverSource Life’s products through current and future distribution channels;

•                  the impact of Ameriprise Financial’s efforts to improve distribution economics and of RiverSource Life’s efforts to grow third party distribution, and RiverSource Life’s ability to establish its new brands;

•                  changes in U.S. federal income or estate tax laws potentially making RiverSource Life’s products less attractive to clients;

•                  RiverSource Life’s ability to recover from catastrophes, both natural and man-made; and

•                  general economic and political factors, including consumer confidence in the economy.

A further description of these and other risks and uncertainties can be found under “Item 1A – Risk Factors” and elsewhere in RiverSource Life’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 and its other reports filed with the SEC.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

RiverSource Life maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to SEC regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to RiverSource Life’s management, including its principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.  It should be noted that, because of inherent limitations, RiverSource Life’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There have not been any changes in RiverSource Life’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 9 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007.

ITEM 6.	EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: August 7, 2007	By	/s/ Timothy V. Bechtold
Timothy V. Bechtold
President

Date: August 7, 2007	By	/s/ Brian J. McGrane
Brian J. McGrane
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

*31.1	Certification of Timothy V. Bechtold pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Brian J. McGrane pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Timothy V. Bechtold and Brian J. McGrane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Filed electronically herewith.

E-1