Form 10-Q
period 2007-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2007-11-08
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2007
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2007, $21,719; 2006, $25,289)	$21,344	$24,995
Common and preferred stocks, at fair value (cost: 2007 and 2006, $30)	30	31
Mortgage loans on real estate, at cost (less allowance for loan losses: 2007, $16; 2006, $37)	2,788	2,790
Policy loans	674	642
Trading securities and other investments	77	241
Total investments	24,913	28,699

Cash and cash equivalents	1,023	160
Reinsurance recoverables	1,253	1,137
Amounts due from brokers	1	7
Other accounts receivable	122	90
Accrued investment income	277	309
Deferred acquisition costs	4,425	4,411
Deferred sales inducement costs	503	452
Other assets	501	321
Separate account assets	58,033	49,287

Total assets	$91,051	$84,873

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$27,546	$29,561
Policy claims and other policyholders’ funds	106	93
Amounts due to brokers	254	132
Deferred income taxes, net	134	90
Other liabilities	328	440
Separate account liabilities	58,033	49,287
Total liabilities	86,401	79,603

Shareholder’s equity:
Common shares, $30 par value;
100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,031	2,021
Retained earnings	2,849	3,455
Accumulated other comprehensive loss, net of tax	(233)	(209)
Total shareholder’s equity	4,650	5,270

Total liabilities and shareholder’s equity	$91,051	$84,873

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Premiums:
Traditional life insurance	$18	$18	$56	$55
Disability income and long term care insurance	79	91	232	242
Total premiums	97	109	288	297

Net investment income	396	389	1,166	1,253
Contractholder and policyholder charges	173	155	505	481
Mortality and expense risk and other fees	213	158	606	458
Net realized investment gains	35	14	42	24

Total revenues	914	825	2,607	2,513

Benefits and expenses
Death and other benefits:
Traditional life insurance	6	8	24	21
Investment contracts and universal life-type insurance	207	63	301	190
Disability income and long term care insurance	23	21	66	61
Increase (decrease) in liabilities for future policy benefits:
Traditional life insurance	(1)	(2)	(1)	—
Disability income and long term care insurance	34	33	111	107
Interest credited to account values	235	261	720	795
Amortization of deferred acquisition costs	108	64	325	274
Separation costs	22	36	86	91
Other insurance and operating expenses	182	152	579	472

Total benefits and expenses	816	636	2,211	2,011

Income before income tax provision (benefit)	98	189	396	502
Income tax provision (benefit)	(1)	61	68	153

Net income	$99	$128	$328	$349

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$328	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	325	274
Amortization of deferred sales inducement costs	35	38
Capitalization of deferred acquisition costs	(534)	(513)
Capitalization of deferred sales inducement costs	(96)	(92)
Amortization of premium, net	54	57
Deferred income taxes	140	114
Contractholder and policyholder charges, non-cash	(153)	(163)
Net realized investment gains	(42)	(24)
Net realized gain on trading securities and equity method investments in hedge funds	(1)	(10)
Change in operating assets and liabilities:
Trading securities and equity method investments in hedge funds, net	121	254
Future policy benefits for traditional life, disability income and long term care insurance	207	207
Policy claims and other policyholders’ funds	14	14
Policy loans, excluding universal life-type insurance:
Repayment	28	26
Issuance	(30)	(31)
Reinsurance recoverables	(116)	(122)
Other accounts receivable	(32)	(12)
Accrued investment income	32	2
Other assets and liabilities, net	(99)	(207)

Net cash provided by operating activities	181	161

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2,615	1,605
Maturities, sinking fund payments and calls	1,380	1,477
Purchases	(457)	(1,319)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	401	391
Purchases	(334)	(334)
Change in amounts due to and from brokers, net	128	55

Net cash provided by investing activities	3,733	1,875

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	795	980
Interest credited to account values	720	795
Surrenders and other benefits	(3,736)	(3,620)
Policy loans:
Repayment	85	71
Issuance	(115)	(96)
Cash dividends to Ameriprise Financial, Inc.	(800)	(200)
Net cash used in financing activities	(3,051)	(2,070)

Net increase (decrease) in cash and cash equivalents	863	(34)
Cash and cash equivalents at beginning of period	160	273

Cash and cash equivalents at end of period	$1,023	$239

Supplemental Disclosures:
Income taxes paid	$48	$47
Interest paid on borrowings	—	1

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at December 31, 2005	$3	$2,020	$3,269	$(131)	$5,161

Other comprehensive loss:
Net income	—	—	349	—	349
Change in unrealized holding losses on securities, net	—	—	—	(83)	(83)
Change in unrealized derivative gains, net	—	—	—	(1)	(1)
Total other comprehensive loss	—	—	—	—	265
Cash dividend to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at September 30, 2006	$3	$2,020	$3,418	$(215)	$5,226

Balances at December 31, 2006	$3	$2,021	$3,455	$(209)	$5,270

Change in accounting principles	—	—	(134)	—	(134)
Other comprehensive income:
Net income	—	—	328	—	328
Change in unrealized holding losses on securities, net	—	—	—	(24)	(24)
Total other comprehensive income	—	—	—	—	304
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	10	—	—	10
Balances at September 30, 2007	$3	$2,031	$2,849	$(233)	$4,650

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

2.              Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 gives entities the option to measure certain financial instruments and certain other items at fair value that are not currently permitted to be measured at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. RiverSource Life is currently evaluating whether or not it will elect to adopt SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. The transition adjustment, if any, will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. RiverSource Life is currently evaluating the impact of adopting SFAS 157 on its consolidated financial condition and results of operations.

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

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts,” (“SOP 05-1”).  SOP 05-1 provides clarifying guidance on accounting for deferred acquisition costs (“DAC”) associated with an insurance or annuity contract that is significantly modified or internally replaced with another contract.  Prior to adoption, RiverSource Life accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue from the new or modified contract.  Effective on January 1, 2007, RiverSource Life adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations.  Consistent with this, RiverSource Life now anticipates these transactions in establishing amortization periods and other valuation assumptions.  As a result of adopting SOP 05-1, RiverSource Life recorded as a cumulative change in accounting principle a pretax charge of $206 million, reducing DAC by $204 million, deferred sales inducement costs (“DSIC”) by $11 million and liabilities for future policy benefits by $9 million.  The after-tax decrease to retained earnings for these changes was $134 million.  The adoption of SOP 05-1, among other things, has resulted in an increase to DAC and DSIC amortization in 2007.

3.            Separation and Distribution of Ameriprise Financial, Inc. from American Express

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  Ameriprise Financial has incurred $862 million of pretax non-recurring separation costs since the Separation announcement through September 30, 2007 and expects to incur approximately $25 million to $30 million in costs in the fourth quarter of 2007, reflecting all remaining separation costs.  These costs are primarily related to technology costs and marketing and rebranding.  RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  RiverSource Life has incurred $338 million in total pretax non-recurring separation costs since the Separation announcement through September 30, 2007 and expects to be allocated a significant portion of the remaining separation costs in 2007. RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.              Investments

The following is a summary of Available-for-Sale securities by type:

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$10,681	$65	$(302)	$10,444
Mortgage and other asset-backed securities	7,853	20	(148)	7,725
Foreign corporate bonds and obligations	2,625	28	(59)	2,594
U.S. government and agencies obligations	278	11	(3)	286
State and municipal obligations	165	2	(5)	162
Foreign government bonds and obligations	117	16	—	133
Total fixed maturities	21,719	142	(517)	21,344
Common and preferred stocks	30	—	—	30
Total	$21,749	$142	$(517)	$21,374

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,232	$119	$(262)	$12,089
Mortgage and other asset-backed securities	9,400	27	(175)	9,252
Foreign corporate bonds and obligations	3,080	39	(68)	3,051
U.S. government and agencies obligations	295	13	(5)	303
State and municipal obligations	165	4	(4)	165
Foreign government bonds and obligations	117	18	—	135
Total fixed maturities	25,289	220	(514)	24,995
Common and preferred stocks	30	1	—	31
Total	$25,319	$221	$(514)	$25,026

Gross realized investment gains and losses on Available-for-Sale securities and other-than-temporary impairments on Available-for-Sale securities included in net realized investment gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Gross realized investment gains	$14	$14	$42	$34
Gross realized investment losses	—	—	(19)	(10)
Other-than-temporary impairments	—	—	(2)	—

Also included in net realized investment gains for the three months and nine months ended September 30, 2007 was a decrease of $21 million to the allowance for loan losses on commercial mortgage loans.

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

The balances of and changes in DAC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$4,411	$4,036
Cumulative effect of SOP 05-1 adoption	(204)	—
Capitalization of acquisition costs	534	513
Amortization, excluding impact of changes in assumptions	(321)	(318)
Amortization, impact of annual third quarter changes in DAC-related assumptions	(16)	38
Amortization, impact of other quarter changes in DAC-related assumptions	12	6
Impact of changes in net unrealized securities losses	9	55
Balance at September 30	$4,425	$4,330

The balances of and changes in DSIC were as follows:

	2007	2006
	(in millions)
Balance at January 1	$452	$370
Cumulative effect of SOP 05-1 adoption	(11)	—
Capitalization of sales inducements	96	92
Amortization, excluding impact of changes in assumptions	(38)	(38)
Amortization, impact of annual third quarter changes in DAC-related assumptions	3	—
Impact of change in net unrealized securities losses	1	7
Balance at September 30	$503	$431

6.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Fixed annuities	$14,968	$16,841
Equity indexed annuities accumulated host values	255	267
Equity indexed annuities embedded derivatives	60	50
Variable annuities fixed sub-accounts	5,542	5,975
Guaranteed minimum withdrawal benefits variable annuity guarantees	76	(12)
Guaranteed minimum accumulation benefits variable annuity guarantees	12	(5)
Other variable annuity guarantees	27	31
Total annuities	20,940	23,147
Variable universal life (“VUL”)/universal life insurance	2,565	2,562
Other life, disability income and long term care insurance	4,041	3,852
Total future policy benefits	27,546	29,561
Policy claims and other policyholders’ funds	106	93
Total future policy benefits and policy claims and other policyholders’ funds	$27,652	$29,654

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities (Continued)

Separate account liabilities consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Variable annuity variable sub-accounts	$51,587	$43,515
VUL insurance variable sub-accounts	6,446	5,772
Total separate account liabilities	$58,033	$49,287

7.    Lines of Credit

RiverSource Life has available a committed line of credit with Ameriprise Financial aggregating $200 million.  The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points.  There were no amounts outstanding on this line of credit at September 30, 2007 and December 31, 2006.

Also, RiverSource Life has a collateral loan agreement with Ameriprise Financial aggregating up to $75 million.  The interest rate for any borrowings is equal to the preceding month’s effective new money rate for RiverSource Life’s permanent investments.  There were no amounts outstanding at September 30, 2007 and December 31, 2006.

8.        Income Taxes

RiverSource Life’s effective tax rates were (1%) and 17% for the three months and nine months ended September 30, 2007, respectively, compared to 32% and 31% for the three months and nine months ended September 30, 2006. The decrease in the effective tax rates primarily reflects lower pretax income as well as higher levels of tax advantaged items, including the dividends received deduction, relative to pretax income for the three months and nine months ended September 30, 2007.  Additionally, the effective tax rate for the three months ended was impacted by a $7 million tax benefit related to the finalization of the prior year tax return.

RiverSource Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Additionally, RiverSource Life has $45 million in capital loss carryforwards that expire December 31, 2009 as a result of the 2005 first short period tax return filed with American Express.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of September 30, 2007 and December 31, 2006.

Effective January 1, 2007, RiverSource Life adopted the provisions of FIN 48.  The effect of adopting FIN 48 on the consolidated financial condition and results of operations was not material.  As of the date of adoption, RiverSource Life had $73 million of gross unrecognized tax benefits.  If recognized, approximately $27 million, net of federal tax benefits, would affect the effective tax rate. As of September 30, 2007, RiverSource Life had $53 million of gross unrecognized tax benefits.  If recognized, approximately $18 million, net of federal tax benefits, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of interest and penalties of $8 million and $12 million for the three months and nine months ended September 30, 2007, respectively.  RiverSource Life had a $10 million liability and a $2 million receivable related to interest and penalties accrued at January 1, 2007 and September 30, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of RiverSource Life, it is estimated that the total amount of unrecognized tax benefits and interest may decrease by $1 to $2 million in the next 12 months.

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

9.              Commitments and Contingencies

At September 30, 2007 and December 31, 2006, RiverSource Life had no material commitments to purchase investments other than mortgage loan fundings.

The SEC, the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers) and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, sales practices, late trading, market timing, compensation and disclosure of revenue sharing arrangements.  RiverSource Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

ITEM 2.                              MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Item 1.  RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as “RiverSource Life”.  This narrative analysis may contain forward-looking statements that reflect RiverSource Life’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  RiverSource Life believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007, as well as its current reports on Form 8-K and other publicly available information.

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

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  Ameriprise Financial has incurred $862 million of pretax non-recurring separation costs since the Separation announcement through September 30, 2007 and expects to incur approximately $25 million to $30 million in costs in the fourth quarter of 2007, reflecting all remaining separation costs.  These costs are primarily related to technology costs and marketing and rebranding.  RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  RiverSource Life has incurred $338 million in total pretax non-recurring separation costs since the Separation announcement through September 30, 2007 and expects to be allocated a significant portion of the remaining separation costs in 2007.  RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its financial strength ratings and to cover separation costs.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Overview

Consolidated net income was $328 million for the nine months ended September 30, 2007 compared to $349 million for the nine months ended September 30, 2006, a decrease of $21 million.  Income before income tax provision decreased $106 million to $396 million for the nine months ended September 30, 2007 from $502 million for the nine months ended September 30, 2006.  The decrease is driven by an increase in death and other benefits due to market volatility on variable annuity guaranteed living benefit reserves, higher deferred acquisition costs (“DAC”) amortization resulting from the annual detailed review of DAC valuation assumptions (“DAC unlocking”) and the impact of lower account balances and spread compression in the annuity fixed accounts offset partially by income from hedges for variable annuity guaranteed living benefits and mortality and expense risk and other fees.

Revenues

Total revenues increased $94 million to $2.6 billion for the nine months ended September 30, 2007 from $2.5 billion for the nine months ended September 30, 2006 driven by an increase in cost of insurance charges on variable universal life products as a result of volume increases and an increase in rider charges and mortality and expense charges reflecting higher average separate account assets. Total premiums decreased $9 million for the nine months ended September 30, 2007 primarily due to a $15 million favorable adjustment as a result of a review of the long term care (“LTC”) reinsurance arrangements in the third quarter of 2006.

Net investment income decreased $87 million or 6.9% to $1.2 billion for the nine months ended September 30, 2007 primarily driven by lower average account balances in annuity fixed accounts.  As expected, annuity fixed accounts are declining as clients choose other products in the current interest rate environment and RiverSource Life focuses on fee-based products.  The decrease is partially offset by favorable mark-to-market adjustments on derivatives hedging guaranteed living benefits.  Fluctuations in the value of embedded derivatives are reported in the death and other benefits for investment contracts and universal life-type insurance line item on RiverSource Life’s Consolidated Statements of Income.

Contractholder and policyholder charges increased $24 million or 5.0% to $505 million for the nine months ended September 30, 2007 primarily due to an increase in the cost of insurance charges on variable universal life products as a result of volume increases and charges for variable annuity guaranteed living benefit riders.  This is partially offset by $18 million from recognizing previously deferred cost of insurance revenues during the prior year period.

Mortality and expense risk and other fees increased $148 million or 32.3% to $606 million for the nine months ended September 30, 2007 reflecting higher average values of separate account assets due to positive net flows and market appreciation.

Net realized investment gains were $42 million for the nine months ended September 30, 2007 compared to $24 million for the nine months ended September 30, 2006.  Included in net realized investment gains for the nine months ended September 30, 2007 was a decrease of $21 million to the allowance for loan losses on commercial mortgage loans.   For the nine months ended September 30, 2007, $42 million of gross realized investment gains were partially offset by $19 million of gross realized losses as well as $2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.  For the nine months ended September 30, 2006, $34 million of gross realized investment gains were partially offset by $10 million of gross realized investment losses classified as Available-for-Sale.

Benefits and Expenses

Total benefits and expenses reflect the impact of the third quarter detailed review of DAC unlocking.  RiverSource Life recorded a net expense from unlocking of $30 million, comprised of $16 million additional DAC amortization expense and a $14 million increase in death and other benefits for investment contracts and universal life-type insurance.  DAC unlocking during the third quarter 2006 resulted in a $25 million benefit, comprised of a $38 million benefit in DAC amortization expense, a $12 million increase in death and other benefits for investment contracts and universal life-type insurance and a $1 million decrease in contractholder and policyholder charges.

The DAC unlocking net expense of $30 million for the third quarter 2007 consisted of a $35 million increase in expense from updating product persistency assumptions, a $13 million decrease in expense from updating assumptions related to separate account fee levels and net variable annuity rider charges and an $8 million increase in expense from updating all other assumptions.

The DAC unlocking net benefit of $25 million for the third quarter of 2006 consisted of a $25 million benefit from modeling improvements in increased product persistency, a $15 million benefit from modeling improvements in mortality, an $8 million increase from modeling lower variable product fund fee revenue, an $8 million increase from modeling changes related to Variable Life Second to Die insurance and $1 million benefit from other miscellaneous items.

Death and other benefits for investment contracts and universal life-type insurance increased $111 million or 58.4% to $301 million for the nine months ended September 30, 2007.  In the third quarter of 2007, reserves providing for guaranteed benefits associated with the variable annuity business increased by $132 million primarily due to changes in financial market factors offset by a $9 million related change in deferred sales inducement costs.  Included in death and other benefits for investment contracts and universal life-type insurance is $14 million related to DAC unlocking in the third quarter of 2007 compared to $12 million in the prior year period.

Increase in liabilities for future policy benefits for disability income (“DI”) and LTC insurance increased $4 million or 3.7% reflecting an unfavorable $12 million adjustment in DI reserves partially offset by favorable DI claims experience compared to the prior year.

Interest credited to account values decreased by $75 million or 9.4% to $720 million for the nine months ended September 30, 2007 primarily due to lower average accumulation values of annuities.

Amortization of DAC increased $51 million to $325 million for the nine months ended September 30, 2007 from $274 million for the nine months ended September 30, 2006 primarily due to DAC unlocking.  DAC unlocking had an unfavorable impact of $16 million for the nine months ended September 30, 2007 compared to a favorable impact of $38 million for the prior year period.  Underlying increases in amortization of DAC due to growth in business volumes and the recurring impact of adopting Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” were offset by decreases in amortization of DAC driven by the mark-to-market of variable annuity guaranteed living benefit riders.

Separation costs decreased $5 million or 5.5% to $86 million for the nine months ended September 30, 2007.  Separation costs in 2007 primarily related to technology costs.  All remaining separation costs are expected to be incurred in the fourth quarter of 2007.

Other insurance and operating expenses increased $107 million or 22.7% to $579 million for the nine months ended September 30, 2007 primarily reflecting increased sales and marketing expenses and corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 17% for the nine months ended September 30, 2007 compared to 31% for the nine months ended September 30, 2006. The decrease in the effective tax rate primarily reflects lower pretax income as well as higher levels of tax advantaged items, including the dividends received deduction, relative to pretax income for the nine months ended September 30, 2007 as well as a $7 million tax benefit related to the finalization of the prior year tax return.

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects  of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies and has added the project to the 2007-2008 Priority Guidance Plan. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives. Management believes that it is likely that any such regulations would apply prospectively only. For the nine months ended September 30, 2007, RiverSource Life recorded a benefit of approximately $35 million related to the current year’s separate account DRD.

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

On March 20, 2007, June 25, 2007 and September 25, 2007, RiverSource Life paid cash dividends of $150 million, $100 million and $550 million, respectively, to Ameriprise Financial.  Also, on June 25, 2007, RiverSource Life of NY paid cash dividends of $83 million to RiverSource Life Insurance Company.  During 2006, RiverSource Life paid $300 million of cash dividends to Ameriprise Financial and RiverSource Life of NY paid $25 million of cash dividends to RiverSource Life Insurance Company.

RiverSource Life Insurance Company and its wholly owned life insurance subsidiary are subject to regulatory capital requirements.  Actual capital, determined on a statutory basis, and regulatory capital requirements, based on the most recent statutory risk-based capital filings for each of the life insurance entities, are as follows:

	Actual Capital as of (a)		Regulatory Capital Requirement
	September 30, 2007	December 31, 2006	December 31, 2006
	(in millions)
RiverSource Life Insurance Company	$3,058	$3,511	$590
RiverSource Life Insurance Co. of New York	291	348	38

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

•     the impact of Ameriprise Financial’s efforts to improve distribution economics and of RiverSource Life’s efforts to grow third party distribution, and RiverSource Life’s ability to establish its new brands and to realize benefits from tax planning;

•     changes in U.S. federal income or estate tax laws potentially making RiverSource Life’s products less attractive to clients;

•     RiverSource Life’s ability to recover from catastrophes, both natural and man-made; and

•     general economic and political factors, including consumer confidence in the economy, and in applicable legislation and regulation, including tax law, tax treaties and regulatory rulings and pronouncements.

A further description of these and other risks and uncertainties can be found under “Item 1A — Risk Factors” and elsewhere in RiverSource Life’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 28, 2007 and its other reports filed with the SEC.

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

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2007.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: November 8, 2007	By	/s/ Timothy V. Bechtold
Timothy V. Bechtold
President

Date: November 8, 2007	By	/s/ Brian J. McGrane
Brian J. McGrane
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

* 31.1	Certification of Timothy V. Bechtold pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Brian J. McGrane pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Timothy V. Bechtold and Brian J. McGrane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                     Filed electronically herewith.

E-1