Form 10-K
period 2007-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2008-02-29
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 333-114888

RIVERSOURCE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center, Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (612) 671-3131

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [Not Applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common Stock (par value $30 per share)	100,000 shares

All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

ITEM 1.  BUSINESS

Introduction

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

RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-K as “RiverSource Life”.

A majority of RiverSource Life’s business is sold through the retail distribution channel of Ameriprise Financial Services, Inc., a subsidiary of Ameriprise Financial.  RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  The separation from American Express is now complete.

Currently, Ameriprise Financial uses two brand names for its businesses:  Ameriprise Financial and RiverSource.  The RiverSource brand is used for annuity and life insurance products.

Annuities: Product Features and Risks

RiverSource Life offers both deferred variable and fixed annuity products to a broad range of consumers through multiple distribution channels.  Deferred variable and fixed annuities are products where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. RiverSource Life also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.

RiverSource Life is one of the largest issuers of annuities in the United States.  For the nine months ended September 30, 2007, its variable annuity products ranked ninth in new sales of variable annuities according to Morningstar Annuity Research Center.  RiverSource Life had fixed and variable annuity cash sales in 2007 of $11.2 billion, an increase of more than 4% from 2006 as a result of an increase in variable annuities sales, partially offset by a decline in fixed annuity sales.  The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets.  In times of lackluster performance in equity markets, fixed sales are generally stronger.  In times of superior performance in equity markets, variable sales are generally stronger.  The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

RiverSource Life receives fees charged on assets allocated to its separate accounts. These fees are impacted by both market movements and net asset flows.  Profitability of the annuity business is significantly impacted by the spread between net investment income and interest credited to fixed accounts.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice.  Most variable annuity products inforce offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2007.

Contract purchasers can choose to add various optional benefit provisions to their contracts to meet their needs.  These include enhanced guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions.  In 2007, RiverSource Life introduced a new variable annuity feature called Secure Source rider, an updated version of the optional guaranteed lifetime withdrawal benefit rider that provides for joint as well as single coverage.  In general, these provisions can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The majority of the variable annuity contracts RiverSource Life offers contain GMDB provisions.  RiverSource Life’s largest-selling variable annuities are the RiverSource Retirement Advisor PlusSM series of variable annuities, which include the RiverSource Retirement Advisor Advantage PlusSM Variable Annuity and the RiverSource Retirement Advisor Select PlusSM Variable Annuity (the “Retirement Advisor PlusSM Variable Annuities”).  Under the Retirement Advisor PlusSM Variable Annuities, the standard GMDB provides that if the contractholder is age 75 or younger on the date the contract is issued, the beneficiary will receive the greater of (i) contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) purchase payments minus adjusted partial surrenders.  If the contractholder is age 76 or older at contract issue, the beneficiary will receive the contract value, less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees.

Additional optional GMDBs are also available.  For example, RiverSource Retirement Advisor Advantage PlusSM Variable Annuity contractholders age 76 or older at contract issue may purchase the optional Return of Purchase Payment Death Benefit for an additional charge which adds the return of purchase payments less adjusted partial surrenders to the standard death benefit.

Contractholders may also purchase a maximum anniversary value death benefit or a five-year maximum anniversary value death benefit for an additional charge.  These death benefit riders guarantee to pay the beneficiary the maximum account value on any contract anniversary or any fifth contract anniversary, plus subsequent purchase payments less adjusted partial surrenders.

RiverSource Life’s contractholders also may purchase an enhanced earnings death benefit or an enhanced earnings plus death benefit for an additional charge.  These death benefit riders are intended to provide additional benefits to offset expenses after the contractholder’s death.

Available features for annuity products also include the GMWB and GMWB for life.  The GMWB is designed to protect the contractholder’s principal by allowing the client to withdraw the principal over a period of time, regardless of the investment performance of the contract.  The GMWB for life is an enhanced benefit that also allows periodic withdrawals for the life of the policyholder, regardless of the investment performance of the contract.

Variable annuity contractholders can also obtain a lump sum principal-back guarantee by purchasing the optional GMAB rider for an additional charge.  The GMAB provides a guaranteed contract value at the end of a ten-year waiting period regardless of the investment performance of the contract.  The guarantee is equal to the greater of the total amount of purchase payments made or 80% of the highest anniversary value, adjusted for any withdrawals.

Certain variable annuity contracts contain a guaranteed minimum income benefit (“GMIB”) feature which, after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  RiverSource Life bears the risk that protracted under-performance of the financial markets could result in GMIB being higher than what accumulated contractholder account balances would support. In May 2007, RiverSource Life ceased offering contracts with GMIB provisions.

RiverSource Life earns fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional features elected by the contractholder and any surrender or withdrawal charges.

The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefit provisions (see “General and Separate Account Assets — General Account” below).  As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support.  RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline.

Fixed Annuities

RiverSource Life’s fixed annuity products provide a contractholder with cash value that increases by a fixed or indexed interest rate.  Fixed rates are periodically reset at the discretion of RiverSource Life, subject to certain policy terms establishing minimum guaranteed interest crediting rates.  RiverSource Life’s earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to its fixed annuity contracts.  In 2007, RiverSource Life discontinued new sales of equity indexed annuities.

RiverSource Life resets interest rates based on a number of factors, including interest rate scenario models and risk/return measures.  The fixed annuity contracts inforce provide guaranteed minimum interest crediting rates ranging from 1.5% to 5.0% as of December 31, 2007.  New contracts issued provide guaranteed minimum interest rates in compliance with state laws providing for indexed guaranteed rates.

Insurance: Product Features and Risks

RiverSource Life issues both variable and fixed universal life insurance, traditional whole and term life insurance and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by its flexible premiums, its flexible death benefit amounts and its unbundling of the pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.

RiverSource Life’s sales of individual life insurance in 2007, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 79% variable universal life, 16% fixed universal life and 5% traditional life.  RiverSource Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers’ earnings. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is critical for RiverSource Life to mitigate this risk.

Variable Universal Life Insurance

RiverSource Life’s best-selling life insurance products are variable universal life insurance policies.  Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.  Options include RiverSource Variable Portfolio Funds as well as variable portfolio funds of other companies.  Most variable universal life insurance products inforce offered a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% as of December 31, 2007.  RiverSource Life Insurance Company ranked fourth in sales of variable universal life based on total premiums (according to the Tillinghast Towers-Perrin ValueTM Survey, dated September 30, 2007, the most recent report available).  RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges.

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate.  The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates.  Universal life insurance products inforce provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% as of December 31, 2007.

RiverSource Life also offers non-participating traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend.  RiverSource Life has sold very little traditional whole life insurance in recent years.

Term Life Insurance

Term life insurance only provides a death benefit, does not build up cash value and does not pay a dividend.  The policyholder chooses the term of coverage with guaranteed premiums at the time of issue.  During the chosen term, RiverSource Life cannot raise premium rates even if claims experience deteriorates.  At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, at which point the policy expires with no value.

Disability Income Insurance

DI insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability (“own occupation”) or at any suitable occupation (“any occupation”) for premium payments that are guaranteed not to change.  Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose “own occupation” and “any occupation” coverage for varying benefit periods.  In 2007, RiverSource Life made available new RiverSource Income Protection and RiverSource Income Protection Plus products, which provide “own occupation” and “any occupation” coverage, respectively, with varying benefit periods up to age 67.  In some states, applicants may also choose various benefit provisions to help them integrate individual DI insurance benefits with social security or similar benefit plans and to help them protect their DI insurance benefits from the risk of inflation.  For the nine months ended September 30, 2007, RiverSource Life was ranked as the seventh largest provider of individual (non-cancelable) DI insurance based on premiums (according to LIMRA International®).

Long Term Care Insurance

As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance.  Although new product sales were discontinued in the fourth quarter of 2002, RiverSource Life generally retained 50% of the risk on existing contracts and ceded the remaining 50% of the risk on a coinsurance basis to affiliates of Genworth Financial, Inc. (“Genworth”).  In addition, in May 2003, RiverSource Life began outsourcing claims administration on its existing block of LTC policies to Genworth.

Beginning in 2004, RiverSource Life Insurance Company and RiverSource Life of NY filed for approval to implement rate increases on most of their existing block of nursing home-only indemnity LTC insurance policies.  Implementation of these rate increases began in early 2005 and so far approvals have been received for some or all requested increases in 47 states, with an average approved rate increase of 29.4% of premium on all such policies where an increase was requested.

Beginning in 2007, RiverSource Life Insurance Company and RiverSource Life of NY filed for approval to implement rate increases on most of their existing block of comprehensive reimbursement LTC insurance policies.  Implementation of these rate increases began in late 2007 and so far approvals have been received for some or all requested increases in 41 states, with an average approved rate increase of 12.4% of premium on all such policies where an increase was requested.

Additional rate increases may be sought with respect to these and other existing blocks of LTC insurance policies, in each case subject to regulatory approval.

General and Separate Account Assets

Depending on the life insurance and annuity product purchased, the assets of RiverSource Life’s policyholders and contractholders may be placed in the general account of RiverSource Life (the “general account”) for fixed products and for the fixed account options under certain variable products or, in the case of variable life insurance and variable annuity products, in separate accounts that invest in underlying investment options (the “separate accounts”).

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

In accordance with regulatory investment guidelines, RiverSource Life Insurance Company and RiverSource Life of NY, through their respective boards of directors or board of directors’ investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability in order to guide the management of the general account assets.  They also review the distribution of assets in the portfolio by type and credit risk sector.  The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

RiverSource Life has the discretion to set the rate of interest credited to contractholders’ accounts subject to each contract’s guaranteed minimum interest crediting rate.  As of December 31, 2007, this rate varied among fixed accounts and was as low as 1.5% and as high as 7.4%.  To the extent the yield on RiverSource Life’s invested general account asset portfolio declines below its target spread plus the minimum guarantee, RiverSource Life’s profitability would be negatively affected.

The interest rates credited to contractholders’ fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates.  Part of RiverSource Life’s strategy includes the use of derivatives, such as interest rate swaptions, for risk management purposes.  These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to contractholders’ fixed accounts.  Conversely, in a low interest rate environment, margins may be negatively impacted as the interest rates available on RiverSource Life’s invested assets approach guaranteed minimum interest rates on the insurance or annuity contracts inforce.  This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment.

Separate Accounts

Variable annuity and insurance products offer separate account investment options. In addition, many of these products offer fixed account options.  Under the separate account option, contractholders bear the investment risk.  The separate accounts are registered as unit investment trusts under the Investment Company Act of 1940.  State insurance law prescribes that separate accounts constitute a distinct operation from the general account and as such are only available to fund the liabilities of the separate accounts. Under the subaccounts of each separate account, RiverSource Life credits or charges income, capital gains and losses only to that subaccount.

Generally, the separate accounts consist of a number of subaccounts, each of which invests in shares of a particular fund.  Contractholders can allocate their payments among these separate subaccounts.  The underlying funds are managed both by affiliated and unaffiliated third-party money managers.  These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities.  The value of the subaccounts fluctuates with the investment return of the underlying funds in which the subaccounts invest.

RiverSource Life receives payments from its affiliate, RiverSource Investments, LLC, for providing certain sponsor and related servicing activity for the RiverSource Variable Portfolio Funds which are available as investment options under the variable annuity and life insurance products.  RiverSource Life also receives revenues from assets allocated to subaccounts investing in RiverSource Variable Portfolio Funds.  These revenues include shareholder services payments as well as payments for marketing, administrative services, training and other services provided by RiverSource Life.

In addition to the revenues described above, RiverSource Life receives shareholder servicing payments from other companies’ funds included as investment options under its variable annuity and life insurance products.  It also receives marketing and administrative support payments from the affiliates of other companies’ funds which are included as investment options in its variable annuity and life insurance products. These fees are generally based on the level of separate account assets held in a particular fund and accordingly will vary based on market conditions.

Competition

RiverSource Life competes with other insurers and product manufacturers including insurance companies, such as Hartford Life, MetLife, Lincoln National Life and Nationwide Life, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market insurance, annuities, mutual funds, retirement accounts and other financial products.

Competitive factors affecting the sale of RiverSource Life’s annuity and/or insurance products include:

•                  financial strength ratings from agencies such as A.M. Best;

•                  the breadth, quality, design and pricing of products and services offered;

•                  guaranteed benefit features;

•                  the quality of underwriting;

•                  the effectiveness of advertising and promotion campaigns;

•                  reputation and recognition in the marketplace;

•                  distribution capabilities and compensation; and

•                  the quality of customer service.

Regulation

The Minnesota Department of Commerce regulates RiverSource Life Insurance Company, and the New York State Insurance Department (together with the Minnesota Department of Commerce, the “Domiciliary Regulators”) regulates RiverSource Life of NY.

In addition to being regulated by their Domiciliary Regulators, RiverSource Life Insurance Company and RiverSource Life of NY are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance.  Other states also regulate such matters as the licensing of sales personnel and, in some cases, the underwriting, marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders.  Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators.  Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

Because RiverSource Life issues variable annuity and life insurance products required to be registered under federal and state securities laws, many aspects of its business are subject to extensive regulation and examination by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, commonly referred to as FINRA, and other federal and state regulatory bodies.

Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny.  Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices (including sales to older consumers), compensation arrangements and anticompetitive activities, and market timing and late trading in connection with insurance, annuity and mutual fund products.  RiverSource Life has been contacted by regulatory agencies for information relating to some of these investigations and is cooperating with those inquiries.

At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, the use of travel in underwriting, and the treatment of persons differently because of gender with respect to terms, conditions, rates or benefits of an insurance policy.  Adoption of any new federal regulation in any of these or other areas could materially affect RiverSource Life’s financial condition and results of operations.

Financial Strength Ratings

RiverSource Life Insurance Company receives ratings from independent rating agencies.  Ratings are important to maintaining public confidence in RiverSource Life.  Lowering of RiverSource Life’s ratings could have a material adverse affect on its ability to market its products and could lead to increased surrenders of its products.  Rating agencies continually evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors.

More specifically, the ratings assigned are developed from an evaluation of a company’s balance sheet strength, operating performance and business profile.  Balance sheet strength reflects a company’s ability to meet its current and ongoing obligations to its contractholders and policyholders and includes analysis of a company’s capital adequacy.  The evaluation of operating performance centers on the stability and sustainability of a company’s source of earnings.  The business profile component of the rating considers a company’s mix of business, market position and depth and experience of management.  The ratings relate to an insurer’s general account and not to the management or performance of the separate accounts.

RiverSource Life Insurance Company is currently rated “A+” (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated “Aa3” (Excellent) by Moody’s Investors Service, Inc. (Moody’s), “AA-” (Very Strong) by Fitch, and “AA-” (Very Strong) by Standard & Poor’s.  RiverSource Life of NY does not receive an individual rating, but receives the same rating as RiverSource Life Insurance Company.

Reinsurance

RiverSource Life reinsures a portion of the risks associated with its life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies.  Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth.  To manage exposure to losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties.  RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.

Generally, RiverSource Life reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products.  As a result, RiverSource Life typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies subject to the reinsurer actually paying.  RiverSource Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for variable and universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by RiverSource Life is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy.  For existing LTC policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to affiliates of Genworth Financial, Inc.  Risk on variable life and universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

Generally, RiverSource Life retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in October 2007 in most states and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies.  RiverSource Life retains all risk for new claims on DI contracts sold on other policy forms.  RiverSource Life also retains all risk on accidental death benefit and substantially all risk associated with waiver of premium provisions.

Risk-Based Capital

The National Association of Insurance Commissioners (“NAIC”) defines risk-based capital (“RBC”) requirements for life insurance companies.  The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory action designed to protect policyholders.  The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.

RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital were to fall below the RBC requirement.  At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator.  The “regulatory action level,” which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator.  If a company’s total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as “authorized control level,” the insurer’s primary state regulator may place the insurer under regulatory control.  Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

At December 31, 2007, RiverSource Life Insurance Company’s company action level RBC was $442 million, and the corresponding total adjusted capital was $3.0 billion, which represents 683% of the company action level RBC.

As described above, RiverSource Life Insurance Company maintains capital well in excess of the company action level required by the Minnesota Department of Commerce, its primary regulator.

ITEM 1A.               RISK FACTORS

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on RiverSource Life’s business, financial condition or results of operations.  Based on current information, the following information identifies the most significant risk factors affecting RiverSource Life in each of these categories of risk. However, the risks and uncertainties RiverSource Life faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect RiverSource Life’s business.

Risks Relating to RiverSource Life’s Business

RiverSource Life’s financial condition and results of operations may be adversely affected by interest rate fluctuations and by economic and other factors.

RiverSource Life’s financial condition and results of operations may be materially affected by interest rate fluctuations and economic and other factors.  RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations, and its future costs associated with such variations may differ from its historical costs.  In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products. Although RiverSource Life typically hedges against such fluctuations, a significant change in interest rates could have a material adverse impact on RiverSource Life’s results of operations.

During periods of increasing market interest rates, RiverSource Life must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance and fixed annuities, and it must increase crediting rates on insurance and annuity products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower “spread,” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected flow of cash out of the business.  Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life’s investment assets.  These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life’s financial condition and results of operations.  An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which would increase its expenses and reduce its net earnings.

During periods of falling interest rates, RiverSource Life’s “spread” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates.  Due to the long term nature of the liabilities associated with RiverSource Life’s fixed annuities and guaranteed benefits on variable annuities, sustained declines in long term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs.

Interest rate fluctuations also could have an adverse effect on the results of RiverSource Life’s investment portfolio. During periods of declining market interest rates, the interest RiverSource Life receives on variable interest rate investments decreases. In addition, during those periods, RiverSource Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that RiverSource Life may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

The GMAB and the non-life contingent benefits associated with GMWB provisions offered with certain RiverSource Life variable annuities create obligations which are carried at fair value separately from the underlying host variable annuity contract.  Changes in the fair value of these GMAB and GMWB obligations are recorded through earnings with fair value calculated by estimating the present value of future benefits less applicable fees charged for the rider using actuarial models, which simulate various economic scenarios.  Changes in interest rates may impact the fair value of the GMAB and GMWB liabilities.  Although RiverSource Life typically hedges against such changes, a significant change in interest rates may result in some net adverse impact to current period financial statements.

For additional information regarding the sensitivity of the fixed income securities in RiverSource Life’s investment portfolio to interest rate fluctuations, see “Item 7 — Management’s Narrative Analysis — Risk Management.”

Many factors of a global or localized nature include: political, economic and market conditions; technological changes and events; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies.  In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s businesses.  Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.

Poor investment performance in RiverSource Life’s variable products could adversely affect its financial condition and results of operations.

RiverSource Life believes that investment performance is an important factor in the growth of its variable annuity and variable life insurance business. Poor investment performance could impair revenues and earnings, as well as RiverSource Life’s prospects for growth, because:

•                    RiverSource Life’s ability to attract funds from existing and new clients might diminish; and

•                    existing clients might withdraw assets from RiverSource Life’s variable products in favor of better performing products of other companies, which would result in lower revenues.

A downgrade or a potential downgrade in RiverSource Life’s financial strength ratings could result in a loss of business and adversely affect its financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in RiverSource Life’s products, the ability to market its products and its competitive position. Any downgrade in RiverSource Life’s financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on its financial condition and results of operations in many ways, including:

•                  reducing new sales of insurance and annuity products;

•                  adversely affecting RiverSource Life’s relationships with distributors of its products;

•                materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•                  requiring RiverSource Life to reduce prices for many of its products to remain competitive; and

•                adversely affecting RiverSource Life’s ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively affect RiverSource Life’s ability to maintain or increase its market share and profitability.

RiverSource Life operates in an intensely competitive industry. RiverSource Life competes based on a number of factors including name recognition, service, investment performance, product features, price, perceived financial strength, and claims-paying ratings. RiverSource Life’s competitors include insurers and other financial institutions. RiverSource Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or have higher claims-paying ratings than RiverSource Life does.  Some of RiverSource Life’s competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it more difficult for RiverSource Life to introduce new products and services.  Some of RiverSource Life’s competitors’ proprietary products or technology could be similar to its own, and this could result in disputes that could impact RiverSource Life’s financial condition or results of operations.

Currently, Ameriprise Financial’s branded advisor network distributes annuity and insurance products issued almost exclusively by RiverSource Life. If Ameriprise Financial’s branded advisor network further opened or expanded its distribution of annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products or other developments, which could have a material adverse effect on RiverSource Life’s financial condition and results of operations.

Downturns and volatility in equity markets could adversely affect RiverSource Life’s business and profitability.

Significant downturns and volatility in equity markets could have an adverse effect on RiverSource Life’s financial condition and results of operations. Market downturns and volatility may cause potential new purchasers to refrain from purchasing RiverSource Life’s variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns may also cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products.

Additionally, downturns in equity markets can have an adverse effect on RiverSource Life’s asset-based revenues because the value of equity-based separate account assets will be reduced.

The GMAB and the non-life contingent benefits associated with GMWB provisions offered with certain RiverSource Life variable annuities create obligations which are carried at fair value separately from the underlying host variable annuity contract.  Changes in the fair value of these GMAB and GMWB obligations are recorded through earnings with fair value calculated by estimating the present value of future benefits less applicable fees charged for the rider using actuarial models, which simulate various economic scenarios.  Changes in equity prices and/or equity market volatility may impact the fair value of the GMAB and GMWB liabilities.  Although RiverSource Life typically hedges against such changes, a significant change in either equity price levels or equity market volatility may result in some net adverse impact to current period financial statements.

A significant market decline in equity price levels could also result in guaranteed minimum benefits under GMDB and GMIB provisions being higher than current account values, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.  RiverSource Life does not currently hedge or reinsure GMDB or GMIB provisions.

For additional information regarding the sensitivity of RiverSource Life’s business results to equity market fluctuations, see “Item 7 — Management’s Narrative Analysis — Risk Management.”

Defaults in RiverSource Life’s fixed maturity securities portfolio would adversely affect its earnings.

Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. At both December 31, 2007 and 2006, 6% of RiverSource Life’s investment portfolio had ratings below investment-grade.  Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.  Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.

Some of RiverSource Life’s investments are relatively illiquid.

RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans, and collateralized debt obligations, among others, all of which are relatively illiquid. These asset classes represented 19.0% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2007.  If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both. For example, if an unexpected number of contractholders of its annuity products exercise their surrender right and RiverSource Life is unable to access other liquidity sources, it may have to quickly liquidate assets. Any inability to quickly dispose of illiquid investments could have an adverse effect on RiverSource Life’s financial condition and results of operations.

RiverSource Life’s affiliated distributor may be unable to attract and retain financial advisors.

RiverSource Life is dependent on the branded financial advisors of its affiliated broker-dealer selling firm for a significant portion of the sales of its annuity and insurance products. A significant number of its branded financial advisors operate as independent contractors under a franchise agreement with its affiliated selling firm. There can be no assurance that RiverSource Life’s affiliated selling firm will be successful in its efforts to recruit and retain new advisors to its network. If RiverSource Life’s affiliated selling firm is unable to attract and retain quality financial advisors, fewer advisors would be available to sell RiverSource Life’s annuity and insurance products and RiverSource Life’s financial condition and results of operations could be materially adversely affected.

RiverSource Life and its affiliates face intense competition in attracting and retaining key talent.

RiverSource Life’s continued success depends to a substantial degree on its, and its affiliates’, ability to attract and retain qualified personnel to conduct its business. The market for qualified talent is extremely competitive and has grown more so in recent periods due to industry growth. There can be no assurance that RiverSource Life will be successful in its efforts to recruit and retain the required personnel. If RiverSource Life is unable to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely affected.

If the counterparties to RiverSource Life’s reinsurance arrangements or to the derivative instruments it uses to hedge its business risks default, RiverSource Life may be exposed to risks it had sought to mitigate, which could adversely affect its financial condition and results of operations.

RiverSource Life uses reinsurance to mitigate its risks in various circumstances. See “Item 1 — Business — Reinsurance.”  Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit risk with respect to its reinsurers. RiverSource Life cannot provide assurance that its reinsurers will pay the reinsurance recoverable owed to it now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have an adverse effect on RiverSource Life’s financial condition and results of operations that could be material.  See Note 2 and Note 13 to the Consolidated Financial Statements.

In addition, RiverSource Life uses derivative instruments to hedge various business risks.  The amount and breadth of exposure to derivative counterparties have increased significantly in connection with RiverSource Life’s strategies to hedge guaranteed benefit obligations under its variable annuity products.  If RiverSource Life’s counterparties fail to honor in a timely manner their obligations under the derivative instruments, RiverSource Life’s hedges of the related risk will be ineffective. That failure could have a material adverse effect on RiverSource Life’s financial condition and results of operations.  This risk of failure of RiverSource Life’s hedge transactions may be increased by capital market volatility, such as the volatility that has been experienced since the second half of 2007.

RiverSource Life’s business is heavily regulated, and changes in regulation may reduce its profitability and limit its growth.

RiverSource Life operates in a highly regulated industry, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. Financial regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. Significant discussion and activity by regulators concern the sale and suitability of financial products and services to persons planning for retirement, as well as to older investors.  In addition, RiverSource Life is subject to heightened requirements and associated costs and risks relating to privacy and the protection of customer data.  RiverSource Life’s information systems, moreover, may be subject to increased efforts of “hackers” by reason of the customer data it possesses.  These requirements, costs and risks, as well as possible legislative or regulatory changes, may constrain RiverSource Life’s ability to market its products and services to its target demographic and potential customers, and could negatively affect RiverSource Life’s profitability and make it more difficult for RiverSource Life to pursue its growth strategy.

RiverSource Life is subject to state regulation, so must comply with statutory reserve and capital requirements.  State regulators are continually reviewing and updating these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices.  Moreover, RiverSource Life is subject to capital requirements for variable annuity contracts with guaranteed death or living benefits.  These requirements may have an impact on future statutory reserves and regulatory capital in the event equity market values fall in the future.  Moreover, there is active discussion at the National Association of Insurance Commissioners (“NAIC”) of moving to a principles-based reserving system.  This could change statutory reserve requirements significantly and it is not possible to estimate the impact at this time.  Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers, may have on RiverSource Life or its competitors.

Compliance with applicable laws and regulations is time consuming and personnel-intensive.  Moreover, the evaluation of RiverSource Life’s compliance with these laws and regulations by state insurance regulators, the SEC, and other regulatory organizations is an ongoing feature of RiverSource Life’s business, the outcomes of which may not be foreseeable. Changes in these laws and regulations may materially increase RiverSource Life’s direct and indirect compliance and other expenses of doing business.  The costs of the compliance requirements RiverSource Life faces, and the constraints they impose on its operations, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. For a further discussion of the regulatory framework in which RiverSource Life operates, see “Item 1 — Business — Regulation.” For more information regarding ongoing investigations, see “Item 3 — Legal Proceedings.”

Legal and regulatory actions are inherent in RiverSource Life’s business and could result in financial losses or harm its business.

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

RiverSource Life’s profit margins and earnings are dependent in part on its ability to maintain current fee levels for the products and services that it offers.  Competition within the financial services industry could lead RiverSource Life to reduce the fees that it charges its clients for products and services.  See the risk factor entitled “Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively affect RiverSource Life’s ability to maintain or increase its market share and profitability.”  In addition, RiverSource Life may be required to reduce its fee levels, or restructure the fees it charges, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at RiverSource Life.  See the risk factor entitled “RiverSource Life’s business is heavily regulated, and changes in regulation may reduce its profitability and limit its growth” and “Item 3 — Legal Proceedings” for more information regarding this and other regulatory matters.  Reductions or other changes in the fees that RiverSource Life charges for its products and services could reduce its revenues and earnings.

Misconduct by RiverSource Life’s employees and agents and its affiliates’ employees and agents is difficult to detect and deter and could harm RiverSource Life’s business, results of operations or financial condition.

Misconduct by RiverSource Life’s employees and agents and its affiliates’ employees and agents could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of RiverSource Life’s businesses and could include:

•                  attempting to bind RiverSource Life to transactions that exceed authorized limits;

•                hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•                improperly using, disclosing, or otherwise compromising confidential information;

•                recommending transactions that are not suitable;

•                  engaging in fraudulent or otherwise improper activity;

•                  engaging in unauthorized or excessive trading to the detriment of customers; or

•                  otherwise not complying with laws or RiverSource Life’s control procedures.

RiverSource Life cannot always deter misconduct by employees and agents and the precautions RiverSource Life takes to prevent and detect this activity may not be effective in all cases.  RiverSource Life also cannot provide assurance that misconduct by employees and agents will not lead to a material adverse effect on its business, financial condition or results of operations.

If RiverSource Life’s reserves for future policy benefits and claims are inadequate, it may be required to increase its reserve liabilities, which could adversely affect its financial condition and results of operations.

RiverSource Life establishes reserves as estimates of its liabilities to provide for future obligations under its insurance policies and annuities contracts.  Reserves do not represent an exact calculation of liability, but rather are estimates of contract benefits and related expenses RiverSource Life expects to incur over time. The assumptions and estimates RiverSource Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain.  RiverSource Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims.  RiverSource Life monitors its reserve levels continually.  If RiverSource Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which could adversely affect its financial condition and results of operations. For more information on how RiverSource Life sets its reserves, see Note 2 to the Consolidated Financial Statements.

RiverSource Life may face losses if morbidity rates or mortality rates differ significantly from its pricing expectations.

RiverSource Life sets prices for its life, DI and LTC insurance and some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about the morbidity rates, or likelihood of sickness, and the mortality rates, or likelihood of death, of its policyholders and contractholders. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than its pricing assumptions, RiverSource Life could be required to make greater payments under DI and LTC insurance policies and immediate annuity contracts than it had projected.  The same holds true for LTC policies RiverSource Life previously underwrote to the extent of the risks that RiverSource Life has retained.  If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it had projected.

The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases.  As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance.  RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies that it had previously underwritten and by limiting its present LTC insurance offerings to policies underwritten fully by an unaffiliated third party, and RiverSource Life has also implemented rate increases on certain inforce policies as described in Item 1 — Business — Insurance: Product Features and Risks — Long Term Care Insurance.  There can be

no assurance that RiverSource Life will not be required to implement additional rate increases in the future or that RiverSource Life will receive regulatory approval to the full extent and timing of any rate increases that RiverSource Life may seek.

RiverSource Life may face losses if there are significant deviations from its assumptions regarding the future persistency of its insurance policies and annuity contracts.

The prices and expected future profitability of RiverSource Life’s insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain inforce from one period to the next. The effect of persistency on profitability varies for different products. For most of its life insurance and deferred annuity products, actual persistency that is lower than its persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because RiverSource Life would be required to accelerate the amortization of expenses it deferred in connection with the acquisition of the policy or contract.

For RiverSource Life’s LTC insurance, actual persistency that is higher than its persistency assumptions could have a negative impact on profitability. If these policies remain inforce longer than RiverSource Life assumed, then RiverSource Life could be required to make greater benefit payments than it had anticipated when it priced or partially reinsured these products.  Some of its LTC insurance policies have experienced higher persistency and poorer loss experience than RiverSource Life had assumed, which led it to increase premium rates on certain of these policies.

Because RiverSource Life’s assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and policy claims and other policyholders’ funds may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of its products permit RiverSource Life to increase premiums during the life of the policy or contract, RiverSource Life cannot guarantee that these increases would be sufficient to maintain profitability. Additionally, some of these pricing changes require regulatory approval, which may not be forthcoming. Moreover, many of RiverSource Life’s products do not permit RiverSource Life to increase premiums or limit those increases during the life of the policy or contract while premiums on certain other products (primarily LTC insurance) may not be increased without prior regulatory approval. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of RiverSource Life’s products.

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

RiverSource Life’s projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. RiverSource Life periodically reviews and, where appropriate, adjusts its assumptions. When RiverSource Life changes its assumptions, it may be required to accelerate the amortization of DAC or to record a charge to increase benefit reserves.

As of both December 31, 2007 and 2006, RiverSource Life had $4.4 billion of DAC, and it amortized $470 million and $356 million of DAC as a current period expense for the years ended December 31, 2007 and 2006, respectively.  For more information regarding DAC, see “Item 7 — Management’s Narrative Analysis — Critical Accounting Policies — Deferred Acquisition Costs” and “— Recent Accounting Pronouncements.”

Changes in U.S. federal income or estate tax law could make some of RiverSource Life’s products less attractive to clients.

Many of the products RiverSource Life issues or on which its business is based (including both insurance products and non-insurance products) enjoy favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could make some of its products less attractive to clients.

Breaches of security, or the perception that RiverSource Life’s technology infrastructure is not secure, could harm its business.

RiverSource Life’s business requires the appropriate and secure utilization of consumer and other sensitive information.  RiverSource Life’s operations require the secure transmission of confidential information over public networks. Security breaches in connection with the delivery of its products and services, including products and services utilizing the Internet, and the trend toward broad consumer and general public notification of such incidents, could significantly harm RiverSource Life’s business, financial condition or results of operations.   Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life could suffer harm to its business and reputation if attempted security breaches are publicized. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with its products and services.

Protection from system interruptions is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems, it could harm its business.

System or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, causing harm to its business and reputation and resulting in loss of customers or revenue. These interruptions can include fires, floods, earthquakes, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond its control.

RiverSource Life’s risk management policies and procedures may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

RiverSource Life has devoted significant resources toward developing its risk management policies and procedures and will continue to do so in the future. Nonetheless, RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid.  As a result, these methods may not accurately predict future exposures, which could be significantly greater than what its models indicate. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, RiverSource Life is subject to the risks of errors and misconduct by its employees and affiliated financial advisors — such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information — which are difficult to detect in advance and deter, and could harm its business, financial condition or results of operations.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life’s risk exposure in all market environments or against all types of risk.  Insurance and other traditional risk-shifting tools may be held by or available to RiverSource Life in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

RiverSource Life is subject to tax contingencies that could adversely affect the provision for income taxes.

RiverSource Life is subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which it has significant business operations.  These tax laws are complex and may be subject to different interpretations.  RiverSource Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions.  Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit.

In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase RiverSource Life’s provision for income taxes. For example, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling which purports, among other things, to modify the calculation of the deduction for dividends received by life insurance companies. Subsequently on September 25, 2007, the IRS issued another revenue ruling that suspended the August 16 ruling and announced a new regulation project on the issue. The income tax benefit of the separate account dividends received deduction for current year dividends was approximately $46 million for the fiscal year ended December 31, 2007.

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

ITEM 3.                  LEGAL PROCEEDINGS

The Securities and Exchange Commission, the Financial Industry Regulatory Authority, commonly referred to as FINRA, and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements.  RiverSource Life has received requests for information concerning some of these practices and is cooperating fully with these inquiries.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
    ISSUER PURCHASES OF EQUITY SECURITIES

All of RiverSource Life Insurance Company’s outstanding common stock is owned by Ameriprise Financial, Inc.  There is no established public trading market for RiverSource Life Insurance Company’s common stock.

For discussion regarding RiverSource Life Insurance Company’s payment of dividends and restrictions on dividends, see “Item 7 — Management’s Narrative Analysis — Liquidity and Capital Resources — Capital Activity” and Note 11 of the Notes to Consolidated Financial Statements.

ITEM 6.                  SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7.                                                     MANAGEMENT’S NARRATIVE ANALYSIS

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

RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-K as “RiverSource Life”.

The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements,” “Item 1A - Risk Factors” and the Consolidated Financial Statements and Notes.  Management’s narrative analysis is presented pursuant to General Instructions I(2) (a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  The separation from American Express is now complete.

Results of Operations for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Overview

Consolidated net income was $421 million for the year ended December 31, 2007 compared to $486 million for the year ended December 31, 2006, a decrease of $65 million. Pretax income decreased $158 million to $520 million for the year ended December 31, 2007 from $678 million for the year ended December 31, 2006.  The decrease is driven by an increase in benefits, claims, losses and settlement expenses due to market volatility on variable annuity guaranteed living benefit reserves, higher deferred acquisition costs (“DAC”) amortization and higher other insurance and operating expenses offset partially by income from hedges for variable annuity guaranteed living benefits and policy and contract charges.

Revenues

Total revenues for the year ended December 31, 2007 were $3.6 billion, an increase of $98 million from the year ended December 31, 2006 of $3.5 billion.  The increase in total revenues was primarily driven by an increase in cost of insurance charges on variable universal life products as a result of volume increases and an increase in rider charges and mortality and expense charges reflecting higher average separate account assets.

Total premiums decreased $48 million or 9.0% to $485 million for the year ended December 31, 2007.  The decrease in premiums was primarily due to a decline in premiums related to immediate annuities with life contingencies attributable to lower volumes.  There was also a decrease in premiums for disability income (“DI”) and long term care (“LTC”) insurance of $10 million due to a $15 million favorable adjustment as a result of a review of RiverSource Life’s LTC reinsurance arrangements during the third quarter of 2006.

Net investment income decreased $102 million or 6.2% to $1.6 billion for the year ended December 31, 2007 reflecting declining average fixed account balances, partially offset by income related to derivatives hedging guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions.

Policy and contract charges increased $172 million or 16.5% to $1.2 billion for the year ended December 31, 2007.  The increase reflects higher average values of separate account assets due to positive net flows and market appreciation and an increase in the cost of insurance charges on variable universal life (“VUL”) products as a result of volume increases and charges for variable annuity guaranteed living benefit riders.

Other revenue increased $66 million or 34.9% to $255 million for the year ended December 31, 2007 reflecting higher marketing support and administrative fees due to an increase in underlying assets values.

Net realized investment gains were $61 million for the year ended December 31, 2007 compared to $51 million for the year ended December 31, 2006.  Included in net realized investment gains for the year ended December 31, 2007 was a decrease of $21 million to the allowance for loan losses on commercial mortgage loans.  For the year ended December 31, 2007, $64 million of gross realized investment gains were partially offset by $20 million of gross realized losses as well as $4 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.  For the year ended December 31, 2006, $61 million of gross realized investment gains were partially offset by $10 million of gross realized investment losses classified as Available-for-Sale.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2007 were $3.1 billion, an increase of $256 million from the year ended December 31, 2006 total of $2.8 billion.

In 2007, RiverSource Life recorded a net expense from unlocking of $30 million, primarily comprised of $16 million DAC amortization expense and a $14 million increase in benefits, claims, losses and settlement expenses.  In 2006, RiverSource Life recorded a net benefit from DAC unlocking of $25 million, primarily comprised of a $38 million benefit in DAC amortization expense, a $12 million increase in benefits, claims, losses and settlement expenses and a $1 million decrease in policy and contract charges.  The DAC unlocking net expense of $30 million in 2007 consisted of a $35 million increase in expense from updating product persistency assumptions, a $13 million decrease in expense from updating assumptions related to separate account fee levels and net variable annuity rider charges and an $8 million increase in expense from updating all other assumptions.  The DAC unlocking net benefit in 2006 primarily reflected a $25 million benefit from modeling increased product persistency and a $15 million benefit from modeling improvements in mortality, offset by negative impacts of $8 million from modeling lower variable product fund fee revenue and $8 million from model changes related to variable life second to die insurance.

Benefits, claims, losses and settlement expenses increased $150 million or 21.3% to $855 million for the year ended December 31, 2007.  The cost of providing for guaranteed benefits associated with the variable annuity living benefits increased $210 million, primarily due to changes in financial market factors.  The increase in variable annuity living benefit costs was partially offset by a $6 million related change in deferred sales inducement costs (“DSIC”), $23 million in lower VUL/universal life (“UL”) claims and a $41 million decrease in benefit provisions for life contingent annuities.  The impact of the annual detailed review of DAC valuation assumptions (“DAC unlocking”) was an increase of $14 million in 2007, compared to $12 million in 2006.

Interest credited to fixed accounts decreased by $118 million or 12.2% to $850 million for the year ended December 31, 2007 primarily due to lower average accumulation values of annuities.

Amortization of DAC increased $114 million to $470 million for the year ended December 31, 2007 from $356 million for the year ended December 31, 2006.  DAC unlocking resulted in an increase of $16 million in DAC amortization expense in 2007 compared to a decrease of $38 million in 2006.  In addition, underlying increases in amortization of DAC in 2007 were due to growth in business volumes and the recurring impact of adopting Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” partially offset by a decrease in the amortization of DAC driven by the mark-to-market impact of variable annuity guaranteed living benefit riders.

For the years ended December 31, 2007 and 2006, RiverSource Life incurred $97 million and $131 million, respectively, in separation costs.  Separation costs incurred during 2007 and 2006 primarily related to technology costs.  Separation costs incurred in 2006 also included costs related to marketing and rebranding.  All separation costs have been incurred as of December 31, 2007.

Other insurance and operating expenses increased $144 million or 22.6% to $781 million for the year ended December 31, 2007 primarily reflecting increased sales and marketing expenses and corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 19.0% and 28.3% for the years ended December 31, 2007 and 2006, respectively.   The decrease in the effective tax rate primarily reflects lower pretax income as well as higher levels of tax advantaged items, including dividends received deduction and foreign tax credits, relative to pretax income for the year ended December 31, 2007 as well as a $7 million tax benefit related to the finalization of the prior year tax return.

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies and has added the project to the 2007-2008 Priority Guidance Plan. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives. Management believes that it is likely that any such regulations would apply prospectively only. For the twelve months ended December 31, 2007, RiverSource Life recorded a benefit of approximately $46 million related to the current year’s separate account DRD.

Critical Accounting Policies

The accounting and reporting policies that RiverSource Life uses affect its Consolidated Financial Statements.  Certain of RiverSource Life’s accounting and reporting policies are critical to an understanding of RiverSource Life’s financial condition and results of operations and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements.  The accounting and reporting policies RiverSource Life has identified as fundamental to a full understanding of its financial condition and results of operations are described below.  See Note 2 to the Consolidated Financial Statements for further information about RiverSource Life’s accounting policies.

Valuation of Investments

The most significant component of RiverSource Life’s investments is its Available-for-Sale securities, which RiverSource Life generally carries at fair value within its Consolidated Balance Sheets. The fair value of RiverSource Life’s Available-for-Sale securities at December 31, 2007 was primarily obtained from third-party pricing sources.  RiverSource Life records unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized securities gains (losses) been realized as of the respective balance sheet dates.  At December 31, 2007, RiverSource Life had net unrealized pretax losses on Available-for-Sale securities of $229 million. RiverSource Life recognizes gains and losses in results of operations upon disposition of the securities.  RiverSource Life also recognizes losses in results of operations when management determines that a decline in value is other-than-temporary.  This determination requires the exercise of judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. RiverSource Life also considers the extent to which cost exceeds fair value and the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as its ability and intent to hold until recovery.  As of December 31, 2007, RiverSource Life had $399 million in gross unrealized losses that related to $14.0 billion of Available-for-Sale securities, of which $11.5 billion has been in a continuous unrealized loss position for 12 months or more.  These investment securities had an overall ratio of 97% of fair value to amortized cost at December 31, 2007.  As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on these securities were attributable to changes in interest rates and credit spreads across asset classes.  Additionally, because RiverSource Life has the ability as well as the intent to hold these securities for a time sufficient to recover its cost, RiverSource Life concluded that none of these securities were other-than-temporarily impaired at December 31, 2007.

Deferred Acquisition Costs

For RiverSource Life’s annuity and life, DI and LTC insurance products, the DAC balances at any reporting date are supported by projections that show that management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. Projection periods used for RiverSource Life’s annuity products are typically 10 to 25 years, while projection periods for RiverSource Life’s life, DI and LTC insurance products are often 50 years or longer. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management’s best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities, and therefore are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable or if premium rates charged for the contract are changed. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in consolidated results of operations.

For annuity and life, DI and LTC insurance products, key assumptions underlying these long term projections include interest rates (both earning rates on invested assets and rates credited to policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about interest rates are the primary factor used to project interest margins, while assumptions about rates credited to policyholder accounts and equity market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance business during the DAC amortization period.

The client asset value growth rate is the rate at which variable annuity and variable universal life insurance contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. RiverSource Life uses a mean reversion method as a guideline in setting near-term client asset value growth rates based on a long term view of financial market performance as well as actual historical performance. In periods when market performance results in actual contract value growth at a rate that is different than that assumed, RiverSource Life reassesses the near-term rate in order to continue to project its best estimate of long term growth. The near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  DAC amortization expense recorded in a period when client asset value growth rates exceed our near-term estimate will typically be less than in a period when growth rates fall short of our near-term estimate.  The long term client asset value growth rate is based on an equity return assumption of 8%, net of management fees, with adjustments made for fixed income allocations.  If RiverSource Life increased or decreased its assumption related to this growth rate by 100 basis points, the impact on the DAC and DSIC balances would be an increase or decrease of approximately $37 million.

Management monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact RiverSource Life’s DAC balances.  For example, if RiverSource Life increased or decreased its interest margin on its universal life insurance and on the fixed portion of its variable universal life insurance products by 10 basis points, the impact on the DAC balance would be an increase or decrease of approximately $4 million.  Additionally, if RiverSource Life extended or reduced the amortization periods by one year for variable annuities to reflect changes in premium paying persistency and/or surrender assumptions, the impact on the DAC and DSIC balances would be an increase or decrease of approximately $24 million.  The amortization impact of extending or reducing the amortization period any additional years is not linear.

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

RiverSource Life adopted SOP 05-1 on January 1, 2007.  See Note 2 and Note 3 to the Consolidated Financial Statements for additional information about the effect of RiverSource Life’s adoption of SOP 05-1 and the accounting policies for the amortization and capitalization of DAC.  In periods prior to 2007, RiverSource Life’s policy had been to treat certain internal replacement transactions as continuations and to continue amortization of DAC associated with the existing contract against revenues from the new contract.  For details regarding the balances of and changes in DAC for the years ended December 31, 2007 and 2006, see Note 6 to the Consolidated Financial Statements.

Liabilities for Future Policy Benefits and Policy Claims and Other Policyholders’ Funds

Fixed Annuities and Variable Annuity Guarantees

Future policy benefits and policy claims and other policyholders’ funds related to fixed annuities and variable annuity guarantees include liabilities for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities and fixed annuities in a payout status.

Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

The majority of the variable annuity contracts offered by RiverSource Life contain guaranteed minimum death benefit (“GMDB”) provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”) benefits.  In addition, RiverSource Life offers contracts with GMWB and GMAB provisions and, until May 2007, RiverSource Life offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

In determining the liabilities for variable annuity death benefits, GMIB and the life contingent benefits associated with GMWB, RiverSource Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review, and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

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

GMAB and the non-life contingent benefits associated with GMWB provisions are considered embedded derivatives and are recorded at fair value. The fair value of these embedded derivatives is based on the present value of future benefits less applicable fees charged for the provision.  The liability for the life contingent benefits associated with GMWB provisions are determined in the same way as the liability for variable annuity death benefits.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2007, depending on year of issue, with an average rate of approximately 5.8%.

Life, Disability Income and Long Term Care Insurance

Future policy benefits and policy claims and other policyholders’ funds related to life, DI and LTC insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values.   Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits.  Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for RiverSource Life’s experience.  Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2007, with an average rate of 4.9%.  Interest rates used with LTC claims ranged from 4.0% to 7.0% at December 31, 2007, with an average rate of 4.2%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on RiverSource Life’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2007, depending on policy form, issue year and policy duration. Anticipated interest rates for DI were 7.5% at policy issue grading to 5.0% over five years. Anticipated discount rates for LTC vary by plan and were 5.4% at December 31, 2007 grading up to 6.8% or 9.4% over 40 years.

Where applicable, benefit amounts expected to be recoverable from other insurers who share in the risk are separately recorded as reinsurance recoverable within receivables.

RiverSource Life issues only non-participating life and health insurance policies, which do not pay dividends to policyholders from realized policy margins.

Derivative Financial Instruments and Hedging Activities

RiverSource Life uses derivative financial instruments to manage its exposure to various market risks.  All derivatives are recorded at fair value.  The fair value of RiverSource Life’s derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. In certain instances, the fair value includes structuring costs incurred at the inception of the transaction.  The accounting for changes in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any.  RiverSource Life primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment.  RiverSource Life occasionally designates derivatives as (1) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”) or (2) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”).

For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings, generally as a component of net investment income.  These derivatives primarily provide economic hedges to equity market exposures.  Examples include structured derivatives and options and futures that economically hedge the equity and interest rate components of derivatives embedded in certain annuity liabilities.

For derivative financial instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings.  If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings.   Any ineffective portion of the gain or loss is reported currently in earnings as a component of net investment income.  If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

For further details on the types of derivatives RiverSource Life uses and how it accounts for them, see Note 14 to the Consolidated Financial Statements.

Income Tax Accounting

Income taxes, as reported in the Consolidated Financial Statements, represent the net amount of income taxes that RiverSource Life expects to pay to or receive from various taxing jurisdictions in connection with its operations. RiverSource Life provides for income taxes based on amounts that it believes it will ultimately owe taking in to account the recognition and measurement for uncertain tax positions.  Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.  In the event that the ultimate tax treatment of items differs from RiverSource Life’s estimates, it may be required to significantly change the provision for income taxes recorded in its Consolidated Financial Statements.

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

RiverSource Life will not be able to file a consolidated U.S. federal income tax return with the other members of the Ameriprise Financial affiliated group until 2010 which will result in net operating and capital losses, credits and other tax attributes generated by one group not being available to offset income earned or taxes owed by the other group during the period of non-consolidation. This lack of consolidation could affect RiverSource Life’s ability to fully realize certain deferred tax assets, including the capital losses.

RiverSource Life is required to establish a valuation allowance for any portion of deferred tax assets that management believes will not be realized. It is likely that management will need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.  In the opinion of management, it is currently more likely than not that RiverSource Life will realize the benefit of deferred tax assets, including capital loss deferred tax assets; therefore, no such valuation allowance has been established.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

Financial Condition

RiverSource Life’s total assets and liabilities increased in 2007 primarily due to higher separate account assets and liabilities, which increased as a result of positive variable annuity net flows and market appreciation.

Investments primarily include corporate debt securities and mortgage and other asset-backed securities.  At December 31, 2007, RiverSource Life’s corporate debt securities comprised a diverse portfolio with the largest concentrations accounting for approximately 69% of the portfolio in the following industries: banking and finance, utilities, and communications and media. Investments also included $3.7 billion of commercial mortgage loans, policy loans and other investments at December 31, 2007 and 2006. Investments are principally funded by sales of insurance and annuities and by reinvested income.

Investments include $1.6 billion and $1.8 billion of below investment grade securities at December 31, 2007 and 2006, respectively. These investments represent 6% of RiverSource Life’s investment portfolio at both December 31, 2007 and 2006.

Separate account assets primarily represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value and separate account liabilities are equal to separate account assets. RiverSource Life earns administration and other fees from the related accounts.  The increase in separate account assets and liabilities to $58.1 billion as of December 31, 2007 compared to $49.3 billion as of December 31, 2006, resulted from net inflows of $5.4 billion and market appreciation of $2.6 billion.

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

At December 31, 2007 and 2006, RiverSource Life had no securities sold under repurchase agreements and no amounts were outstanding on the line of credit with Ameriprise Financial.

Capital Activity

During 2007, RiverSource Life Insurance Company paid $900 million of cash dividends to Ameriprise Financial, a portion of which was considered extraordinary.  During 2006, RiverSource Life Insurance Company paid $300 million of dividends to Ameriprise Financial, a portion of which was considered extraordinary.  Prior to the payment of the extraordinary cash dividends, RiverSource Life Insurance Company made the required advance notices to the Minnesota Department of Commerce, its primary state regulator, and received responses stating there were no objections to the payment of these dividends.  In connection with the Separation, RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs.  During the fourth quarter of 2005, RiverSource Life Insurance Company paid dividends to Ameriprise Financial of $380 million.  In the second quarter of 2007, 2006 and 2005, RiverSource Life of NY paid cash dividends of $83 million, $25 million and $23 million, respectively to RiverSource Life Insurance Company.  A portion of the 2007 dividends was considered extraordinary and was paid only after making the required advance notice to the New York State Insurance Department, RiverSource Life of NY’s primary state regulator.

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements.  Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities are as follows:

	Actual Capital(a) December 31,		Regulatory Capital
	2007	2006	Requirement(b)
	(in millions)
RiverSource Life Insurance Company	$3,017	$3,511	$442
RiverSource Life Insurance Co. of New York	288	348	34

(a)          Actual capital, as defined by the National Association of Insurance Commissioners (“NAIC”) for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the most recent statutory risk-based capital filing as of December 31, 2007.

Contractual Commitments

The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations of RiverSource Life.  Payments due by period as of December 31, 2007 are as follows:

	Payments due in year ending
	Total	2008	2009- 2010	2011- 2012	2013 and thereafter
	(in millions)
Insurance and annuities (1)	$40,031	$3,442	$5,638	$4,610	$26,341

(1)    These scheduled payments are represented by reserves of approximately $27.0 billion at December 31, 2007 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions.  Actual payment obligations may differ if experience varies from these assumptions.  Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

Off-Balance Sheet Arrangements

Consolidated Variable Interest Entities

During the year ended December 31, 2005, RiverSource Life consolidated two secured loan trusts (“SLTs”) which provided returns to investors primarily based on the performance of an underlying portfolio of high-yield loans and which were managed by an affiliate.  The SLTs were liquidated in 2005, resulting in a $14 million pretax gain for the year ended December 31, 2005.  There is no remaining exposure related to these SLTs as a result of their liquidation.

Retained Interest in Assets Transferred to Unconsolidated Entities

In 2001, RiverSource Life placed a majority of its rated collateralized debt obligation (“CDO”) securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $675 million, into a securitization trust.  In return, RiverSource Life received $90 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests with allocated book amounts aggregating $586 million.  During the second quarter of 2005, RiverSource Life sold all of its retained interest in the CDO-related securitization trust and realized a net pretax gain of $25 million.

Risk Management

In accordance with regulatory investment guidelines, RiverSource Life Insurance Company and RiverSource Life of NY, through their respective boards of directors or board of directors’ investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability in order to guide the management of the general account assets.  They also review the distribution of assets in the portfolio by type and credit risk sector.  The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

RiverSource Life has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuities.  As part of this approach, RiverSource Life develops specific investment guidelines that are designed to optimize trade offs between risk and return and help ensure RiverSource Life is able to support future benefit payments under its insurance and annuity obligations.  These same objectives must be consistent with management’s overall investment objectives for the general account investment portfolio.

RiverSource Life’s owned investment securities are primarily invested in long-term and intermediate-term fixed maturity securities to provide clients with a competitive rate of return on their investments while managing risk. Investment in fixed maturity securities is designed to provide RiverSource Life with a targeted margin between the yield earned on investments and the interest rate credited to clients’ accounts. RiverSource Life does not trade in securities to generate short-term profits for its own account.

As part of RiverSource Life’s investment process, management, with the assistance of its investment advisors, conducts a quarterly review of investment performance.  The review process involves the review of certain invested assets which the committee evaluates to determine whether or not any investments are other-than-temporarily impaired and/or which specific interest earning investments should be put on an interest non-accrual basis.

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

Quantitative and Qualitative Disclosures about Market Risks

Interest rate, equity price and credit risk are the market risks to which RiverSource Life has material exposure. To evaluate interest rate and equity price risk, RiverSource Life performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity markets.

At December 31, 2007, aggregating RiverSource Life’s exposure from all sources of interest rate risk net of financial derivatives hedging that exposure detailed below, RiverSource Life estimates a negative impact of $3 million on pretax income for the 12 month period if, hypothetically, interest rates had increased by 100 basis points and remain at that level for 12 months.  This compares with an estimate of a negative impact of $23 million made at December 31, 2006 for 12 months following a hypothetical 100 basis point increase in interest rates at December 31, 2006.

Equity price risk includes absolute market level and implied market volatility changes.  The estimates of net equity price risk exposure presented below assume no changes in implied market volatility.  At December 31, 2007, aggregating RiverSource Life’s exposure from equity price risk net of financial derivatives hedging that exposure detailed below, RiverSource Life estimates a negative impact of $64 million on pretax income for the 12 month period if, hypothetically, equity markets had declined by 10% and remain at that level for 12 months. This compares with an estimate of a negative impact of $79 million made at December 31, 2006 for 12 months following a hypothetical 10% drop in equity markets at December 31, 2006.

The numbers below show RiverSource Life’s estimate of the pretax impact of these hypothetical market moves, net of hedging and DAC, as of December 31, 2007. Following the table is a discussion by source of risk and the portfolio management techniques and derivative financial instruments RiverSource Life uses to mitigate these risks.

	Net Risk Exposure to Pretax Income
Sources of Market Risk	Interest Rate	Equity Price
	(in millions)

Asset-based fees	$(11)	$(55)
Variable annuity riders	14	(9)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	(6)	—
Total	$(3)	$(64)

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline, that there are no changes in implied market volatility and the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase and a 10% equity market decline should not be construed as a prediction of future market events.

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

Variable Annuity Riders

The guaranteed benefits associated with the variable annuities are GMWB, GMAB, GMDB and GMIB options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

The total value of all variable annuity contracts has grown from $49.5 billion at December 31, 2006 to $57.2 billion at December 31, 2007. These contract values include GMWB and GMAB contracts which have grown from $7.2 billion and $1.4 billion at December 31, 2006 to $13.1 billion and $2.3 billion at December 31, 2007, respectively.  At December 31, 2007, the reserves for the GMWB and GMAB were a positive $136 million and $33 million compared to reserves of negative $12 million and $5 million at December 31, 2006, respectively. The large increases in the reserves for the GMWB and GMAB reflect the effects of a substantial increase in long term volatility on the mark-to-market value of the guarantees.  At December 31, 2007, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $27 million compared to $31 million at December 31, 2006.

RiverSource Life manages the market risk on the guaranteed benefits by product design and by the use of financial derivatives which hedge the GMWB and GMAB. The design of the GMWB is an example of how RiverSource Life uses product design to manage risk.  The GMWB provision requires that policyholders invest their funds in one of five asset allocation models, thus ensuring diversification across asset classes and underlying funds, reducing the likelihood that payouts from the guaranteed benefits will be required to compensate policyholders for investment losses.

As a means of economically hedging its obligations under GMWB and GMAB provisions, RiverSource Life purchases equity put and call options, enters into interest rate swaps and trades equity futures contracts.  The notional amounts and the fair value of assets (liabilities) of derivatives hedging its GMWB and GMAB were as follows:

	December 31,
	2007		2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)
Purchased options and futures	$6,318	$338	$1,410	$171
Interest rate swaps	202	2	359	(1)
Written S&P 500 futures(1)	(202)	—	(111)	—

(1) These Standard & Poor’s (“S&P”) 500 futures are cash settled daily and, therefore, have no fair value.

Interest Rate Risk — Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract.  Changes in fair value of the GMWB and GMAB are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees.  Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities.  At December 31, 2007, if interest rates had increased by, hypothetically, 100 basis points and remain at that level for 12 months, RiverSource Life estimates that the fair values of its GMWB and GMAB liabilities would decrease by $127 million and $23 million, respectively, with a favorable impact to pretax income.  The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives and interest rate swaps.  RiverSource Life began utilizing the puts and calls as a way to improve effectiveness and reduce hedging costs.  These derivatives are an alternative to the more customized equity puts that were previously used.  At December 31, 2007, RiverSource Life had equity puts and calls with notional amounts of $5.3 billion and $954 million related to GMWB and GMAB, respectively.  The interest rate swaps had notional amounts of $193 million and $9 million related to GMWB and GMAB, respectively.  RiverSource Life entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms.  If interest rates were to increase, RiverSource Life would have to pay more to the swap counterparty and the fair value of its equity puts would decrease, resulting in a negative impact to its pretax income.  For a hypothetical 100 basis point increase in interest rates sustained for a 12 month period, RiverSource Life estimates that the negative impact of the derivatives on pretax income would be $114 million.  Of the $114 million, $95 million is attributable to its GMWB and $19 million is attributable to its GMAB.  The net impact on pretax income after hedging would be a favorable $14 million which consists of a $32 million and $4 million favorable impact attributable to its GMWB and GMAB, respectively, and a $22 million negative impact related to DAC amortization.

Separate account assets are primarily held for the exclusive benefit of variable annuity contractholders. RiverSource Life does, however, receive asset-based fees on fixed income investments the annuity contractholders have in the separate accounts. An increase in interest rates would decrease fixed rate separate account assets and decrease related fees with a negative impact to pretax income.  At December 31, 2007, RiverSource Life estimates the interest rate risk from this exposure on pretax income if, hypothetically, interest rates had increased by 100 basis points and remain at that level for 12 months to be a negative $11 million for the 12 month period. RiverSource Life does not hedge this exposure.

Equity Price Risk — Variable Annuity Riders

The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions, regardless of the performance of the investment assets. For this reason, when equity markets decline, the returns from the separate account assets coupled with guaranteed benefit fees from annuity holders may not be sufficient to fund expected payouts. In that case, reserves must be increased with a negative impact to earnings. If, hypothetically, equity markets had declined by 10% at December 31, 2007 and remain at that level for 12 months, RiverSource Life estimates the negative impact on pretax income before hedging to be $23 million attributable to GMWB, $13 million attributable to GMAB and $11 million attributable to GMDB and GMIB.

The core derivative instruments with which RiverSource Life hedges the equity price risk of its GMWB and GMAB are longer dated put and call derivatives; these core instruments are supplemented with equity futures.  The put and call contracts had notional amounts of $5.3 billion and $954 million at December 31, 2007 for GMWB and GMAB, respectively.  The equity futures had notional amounts of $174 million and $69 million at December 31, 2007 for GMWB and GMAB, respectively.  If, hypothetically, equity markets had declined by 10% at December 31, 2007 and remain at that level for 12 months, RiverSource Life estimates a positive impact to pretax income of $27 million and $13 million from the options and futures for GMWB and GMAB, respectively.  The net equity price exposure to pretax income from all of its variable annuity guaranteed benefits after hedging would be a negative $9 million, which includes a $4 million favorable impact attributable to GMWB, an $11 million negative impact attributable to GMDB and GMIB and a $2 million negative impact related to DAC amortization.  The positive impact of RiverSource Life’s hedging strategy offsets negative impact attributable to GMAB for an immaterial net exposure.

A decline in equity markets would also reduce the asset-based fees RiverSource Life earns on equity market investments that its annuity contractholders have in separate accounts.  At December 31, 2007, RiverSource Life estimates the equity price risk from this exposure on pretax income if, hypothetically, equity markets decreased immediately by 10% and remain at that level for 12 months to be a negative impact of $55 million for the 12 month period.

Fixed Annuities, Fixed Portion of Variable Annuities and Fixed Insurance Products

Interest rate exposures arise primarily with respect to the fixed account portion of RiverSource Life’s annuity and insurance products and its investment portfolio. RiverSource Life guarantees an interest rate to the holders of these products. Premiums and deposits collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments.

Therefore, in an increasing rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. RiverSource Life had $26.8 billion in reserves in future policy benefits on its Consolidated Balance Sheets at

December 31, 2007 to recognize liabilities created by these products. To hedge against the risk of higher interest rates, RiverSource Life has purchased swaption contracts which had the following notional amounts and fair value assets:

	December 31,
	2007		2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)
Purchased swaptions	$800	$1	$1,200	$2

If interest rates had increased by, hypothetically, 100 basis points at December 31, 2007 and remain at that level for 12 months, RiverSource Life estimates the impact on pretax income for the 12 month period to be a negative $6 million.

Equity Indexed Annuities

RiverSource Life’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index.  The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. Of the $27.4 billion in future policy benefits at December 31, 2007, $306 million relates to the liabilities created by this product.  In 2007, RiverSource Life discontinued new sales of equity indexed annuities.  The notional amounts and fair value assets (liabilities) of derivatives hedging this product were as follows:

	December 31,
	2007		2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)
Purchased options and futures	$164	$39	$185	$37
Purchased Knock-in-Puts	73	4	86	3
Written Knock-in-Puts	(57)	(1)	(67)	(1)
Written S&P 500 futures(1)	(1)	—	—	—

(1) These S&P 500 futures are cash settled daily and, therefore, have no fair value.

Interest Rate Risk — Equity Indexed Annuities

Most of the proceeds from the sale of equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. RiverSource Life earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. RiverSource Life estimates that if, hypothetically, interest rates had increased by 100 basis points at December 31, 2007 and remain at that level for 12 months, the unhedged exposure would be a negative impact of $1 million on pretax income for the 12 month period offset by a positive impact of $1 million from its hedging strategy for an immaterial net exposure.

Equity Price Risk — Equity Indexed Annuities

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity markets. To hedge this exposure, a portion of the proceeds from the sale of equity indexed annuities is used to purchase futures, calls and puts which generate returns to replicate what RiverSource Life must credit to client accounts. In conjunction with purchasing puts, RiverSource Life also writes puts. Pairing purchased puts with written puts allows RiverSource Life to better match the characteristics of the liability. For this product, RiverSource Life estimates that if, hypothetically, the equity markets had declined by 10% at December 31, 2007 and remain at that level for 12 months, the impact to pretax income for the 12 month period without hedging would be a positive $15 million. The impact of its hedging strategy offsets that gain for an immaterial net exposure.

Credit Risk

RiverSource Life’s potential derivative credit exposure to each counterparty is aggregated with all of its other exposures to the counterparty to determine compliance with established credit and market risk limits at the time RiverSource Life enters into a derivative transaction. Credit exposures may take into account enforceable netting arrangements. Before executing a new type or structure of derivative contract, RiverSource Life determines the variability of the contract’s potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

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

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•                    changes in interest rates, equity price levels, equity market volatility and other financial market factors;

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

•                    the impact of Ameriprise Financial’s efforts to improve distribution economics and of RiverSource Life’s efforts to grow third party distribution and to realize benefits from tax planning;

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

A further description of these and other risks and uncertainties can be found under “Item 1A - Risk Factors”.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in “Item 7 — Management’s Narrative Analysis - Risk Management.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules:

All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and Notes thereto or is not required.  Therefore, all schedules have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors
RiverSource Life Insurance Company

We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of RiverSource Life Insurance Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiverSource Life Insurance Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, and American Institute of Certified Public Accountants Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modification or Exchanges of Insurance Contracts.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 27, 2008

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2007	2006
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2007, $21,020; 2006, $25,289)	$20,792	$24,995
Common and preferred stocks, at fair value (cost: 2007 and 2006, $30)	29	31
Commercial mortgage loans, at cost (less allowance for loan losses: 2007, $16; 2006, $37)	2,892	2,790
Policy loans	697	650
Trading securities and other investments	67	241
Total investments	24,477	28,707

Cash and cash equivalents	973	160
Reinsurance recoverables	1,290	1,137
Amounts due from brokers	123	7
Other accounts receivable	118	90
Accrued investment income	252	301
Deferred acquisition costs	4,429	4,411
Deferred sales inducement costs	511	452
Other assets	539	320
Separate account assets	58,070	49,287

Total assets	$90,782	$84,872

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$26,977	$29,561
Policy claims and other policyholders’ funds	91	89
Amounts due to brokers	361	132
Deferred income taxes, net	133	90
Other liabilities	430	443
Separate account liabilities	58,070	49,287
Total liabilities	86,062	79,602

Shareholder’s equity:
Common stock, $30 par value;
100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,031	2,021
Retained earnings	2,842	3,455
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	(116)	(168)
Net unrealized derivative losses	(40)	(41)
Total accumulated other comprehensive loss	(156)	(209)
Total shareholder’s equity	4,720	5,270

Total liabilities and shareholder’s equity	$90,782	$84,872

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

 (in millions)

	Years ended December 31,
	2007	2006	2005
Revenues
Premiums	$485	$533	$521
Net investment income	1,555	1,657	1,786
Policy and contract charges	1,217	1,045	898
Other revenue	255	189	127
Net realized investment gain	61	51	48

Total revenues	3,573	3,475	3,380

Benefits and expenses
Benefits, claims, losses and settlement expenses	855	705	697
Interest credited to fixed accounts	850	968	1,020
Amortization of deferred acquisition costs	470	356	316
Separation costs	97	131	121
Other insurance and operating expenses	781	637	585

Total benefits and expenses	3,053	2,797	2,739

Pretax income	520	678	641
Income tax provision	99	192	182

Net income	$421	$486	$459

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in millions)

	Years ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$421	$486	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and deferred sales inducement costs	523	404	356
Capitalization of deferred acquisition costs and deferred sales inducement costs	(828)	(813)	(727)
Amortization of premium, net	70	75	83
Deferred income taxes	83	123	122
Contractholder and policyholder charges, non-cash	(206)	(220)	(232)
Net realized investment gains	(61)	(51)	(48)
Net realized gain on trading securities and equity method investments in hedge funds	(1)	(16)	(24)
Change in operating assets and liabilities:
Trading securities and equity method investments in hedge funds, net	124	297	247
Future policy benefits for traditional life, disability income and long term care insurance	275	274	230
Policy claims and other policyholders’ funds	2	3	19
Reinsurance recoverables	(153)	(154)	(106)
Other accounts receivable	(28)	(27)	(11)
Accrued investment income	49	21	23
Other assets and liabilities, net	(32)	(104)	(31)

Net cash provided by operating activities	$238	$298	$360

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

	Years ended December 31,
	2007	2006	2005
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	$3,020	$1,897	$3,124
Maturities, sinking fund payments and calls	1,908	2,014	2,242
Purchases	(687)	(1,433)	(5,780)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	473	519	653
Purchases	(504)	(441)	(543)
Change in policy loans, net	(47)	(36)	(17)
Change in amounts due to and from brokers, net	113	97	(128)
Change in restricted cash	—	—	536
Net cash provided by investing activities	4,276	2,617	87

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	1,093	1,267	1,532
Net transfers to separate accounts	(50)	(307)	(13)
Surrenders and other benefits	(3,838)	(3,688)	(2,126)
Other	(8)	—	—
Tax adjustment of share-based incentive employee compensation plan	2	1	—
Capital contribution from Ameriprise Financial, Inc.	—	—	650
Cash dividend to Ameriprise Financial, Inc.	(900)	(300)	(380)
Net cash used in financing activities	(3,701)	(3,027)	(337)

Net increase (decrease) in cash and cash equivalents	813	(112)	110
Cash and cash equivalents at beginning of year	160	272	162
Cash and cash equivalents at end of year	$973	$160	$272

Supplemental disclosures:
Income taxes paid (received), net	$(4)	$64	$96
Interest paid on borrowings	—	1	—

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

THREE YEARS ENDED DECEMBER 31, 2007

(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balances at December 31, 2004	$3	$1,370	$3,190	$341	$4,904

Other comprehensive loss:
Net income	—	—	459	—	459
Change in unrealized holding losses on securities, net	—	—	—	(461)	(461)
Change in unrealized derivative losses, net	—	—	—	(11)	(11)
Total other comprehensive loss	—	—	—	—	(13)
Capital contribution from Ameriprise Financial, Inc.	—	650	—	—	650
Cash dividend to Ameriprise Financial, Inc.	—	—	(380)	—	(380)

Balances at December 31, 2005	$3	$2,020	$3,269	$(131)	$5,161

Other comprehensive income:
Net income	—	—	486	—	486
Change in unrealized holding losses on securities, net	—	—	—	(77)	(77)
Change in unrealized derivative losses, net	—	—	—	(1)	(1)
Total other comprehensive income	—	—	—	—	408
Tax adjustment of share-based incentive employee compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(300)	—	(300)

Balances at December 31, 2006	$3	$2,021	$3,455	$(209)	$5,270

Change in accounting principles	—	—	(134)	—	(134)
Other comprehensive income:
Net income	—	—	421	—	421
Change in unrealized holding losses on securities, net	—	—	—	52	52
Change in unrealized derivative losses, net	—	—	—	1	1
Total other comprehensive income	—	—	—	—	474
Cash dividends to Ameriprise Financial, Inc.	—	—	(900)	—	(900)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	8	—	—	8
Tax adjustment of share-based incentive employee compensation plan	—	2	—	—	2
Balances at December 31, 2007	$3	$2,031	$2,842	$(156)	$4,720

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

RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-K as “RiverSource Life”.

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  The separation from American Express is now complete.

RiverSource Life’s principal products are variable deferred annuities and variable universal life insurance which are issued primarily to individuals.  It also offers fixed annuities where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. It also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.  RiverSource Life’s fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, RiverSource Life has the option of paying a higher rate set at its discretion.  In addition, persons owning one type of annuity may have their interest calculated based on an increase in a broad-based stock market index.  RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance including whole life and term life and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by its flexible premiums, its flexible death benefit amounts and its unbundling of the pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  Waiver of premium and accidental death benefit riders are generally available with these life insurance products.

Under RiverSource Life’s variable life insurance and variable annuity products described above, the purchaser may choose among investment options that include RiverSource Life’s “general account” as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and its wholly owned subsidiary, RiverSource Life of NY.  All significant intercompany accounts and transactions have been eliminated in consolidation.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.              Nature of Business and Basis of Presentation (Continued)

Reclassifications

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as described in Note 11.  Certain reclassifications of prior period amounts have been made to conform to the current presentation, including new income statement captions which are described in Note. 2.  These reclassifications were made to enhance transparency and to better align the financial statement line captions with the key drivers of the business.  RiverSource Life did not change its revenue and expense recognition policies and the reclassifications did not result in any changes to consolidated net income or shareholder’s equity.  The following is a summary of the reclassifications made:

        Income Statement Reclassifications

•                  RiverSource Life reclassified the portion of 12b-1 fees identified as service fees on proprietary funds and marketing support type payments received from non-proprietary fund families for variable annuity and variable universal life products from other revenue to policy and contract charges to better align with industry standards.

•                  RiverSource Life reclassified premiums related to immediate annuities with life contingencies from interest credited to fixed accounts to premiums.

•                  RiverSource Life reclassified reinsurance premiums paid for universal life and variable universal life products from benefits, claims, losses and settlement expenses to policy and contract charges, where cost of insurance fees are reported.

•                  RiverSource Life reclassified benefit expenses related to immediate annuities with life contingencies from interest credited to fixed accounts to benefits, claims, losses and settlement expenses.

•                  RiverSource Life reclassified mortality and expense risk fees to policy and contract charges.

•                  RiverSource Life reclassified additional investment-related expenses from other insurance and operating expenses to net investment income.

The following tables show the impact of the new captions and the reclassifications made to RiverSource Life’s previously reported Consolidated Statements of Income.

	December 31, 2006		December 31, 2005
	Previously Reported	Reclassified	Previously Reported	Reclassified
	(in millions)		(in millions)
Revenues
Premiums	$394	$533	$370	$521
Net investment income	1,661	1,657	1,789	1,786
Policy and contract charges	637	1,045	577	898
Other revenue	636	189	489	127
Net realized investment gain	51	51	48	48

Total revenues	3,379	3,475	3,273	3,380

Benefits and expenses
Benefits, claims, losses and settlement expenses	521	705	496	697
Interest credited to fixed accounts	1,052	968	1,111	1,020
Amortization of deferred acquisition costs	356	356	316	316
Separation costs	131	131	121	121
Other insurance and operating expenses	641	637	588	585

Total benefits and expenses	2,701	2,797	2,632	2,739

Pretax income	678	678	641	641
Income tax provision	192	192	182	182

Net income	$486	$486	$459	$459

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.              Nature of Business and Basis of Presentation (Continued)

        Statement of Cash Flows Reclassifications

RiverSource Life has reclassified certain prior year balances in the Consolidated Statements of Cash Flows.

•                  RiverSource Life previously classified transfers to and from the fixed account option within its variable annuity product as an operating activity in its Consolidated Statements of Cash Flows.  RiverSource Life has reclassified these transfers as a financing activity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.

•                  RiverSource Life previously classified the net change in annuity policy loans as an operating activity and the net change in universal life policy loans as a financing activity.  RiverSource Life has reclassified the net change in policy loans as an investing activity in accordance with the AICPA Audit and Accounting Guide:  Life and Health Insurance Entities.

The effect of these reclassifications on prior year net cash flows related to operating, investing and financing activities is summarized below.

	Years Ended December 31,
	2006	2005
	(in millions)
Net cash provided by operating activities, previous presentation	$116	$437
Reclassification for annuity transfers	184	(68)
Reclassification for policy loans	4	3
Other reclassifications	(6)	(12)
Net cash provided by operating activities, adjusted for these reclassifications	$298	$360

Net cash provided by investing activities, previous presentation	$2,654	$104
Reclassification for policy loans	(36)	(17)
Other reclassifications	(1)	—
Net cash provided by investing activities, adjusted for these reclassifications	$2,617	$87

Net cash used in financing activities, previous presentation	$(2,882)	$(431)
Reclassification for annuity transfers	(184)	68
Reclassification for policy loans	32	14
Other reclassifications	7	12
Net cash used in financing activities, adjusted for these reclassifications	$(3,027)	$(337)

2.              Summary of Significant Accounting Policies

Principles of Consolidation
RiverSource Life consolidates all entities in which it holds a greater than 50% voting interest or when certain conditions are met for variable interest entities (“VIEs”) and immaterial seed money investments in separate accounts, which are accounted for as trading securities.  Entities in which RiverSource Life holds a greater than 20% but less than 50% voting interest are accounted for under the equity method.  Additionally, other investments in hedge funds in which RiverSource Life holds an interest that is less than 50% are accounted for under the equity method.  All other investments are accounted for under the cost method where RiverSource Life owns less than a 20% voting interest and does not exercise significant influence, or as Available-for-Sale securities, as applicable.

RiverSource Life also consolidates all VIEs for which it is considered to be the primary beneficiary.  The determination as to whether an entity is a VIE is based on the amount and characteristics of the entity’s equity.  The determination as to whether RiverSource Life is considered to be the primary beneficiary is based on whether RiverSource Life will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual return, or both.  RiverSource Life liquidated its interest in all consolidated VIEs during 2005. There were no consolidated VIEs as of December 31, 2007 and 2006.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Qualifying Special Purpose Entities (“QSPEs”) are not consolidated. Such QSPEs included a securitization trust containing a majority of RiverSource Life’s rated collateralized debt obligations (“CDOs”) for which RiverSource Life sold all of its retained interests in 2005.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, valuation of deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, derivative financial instruments and hedging activities, income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

Balance Sheet

Investments

Investments consist of the following:

Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet date.  Gains and losses are recognized in consolidated results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default or bankruptcy. RiverSource Life also considers the extent to which cost exceeds fair value, the duration of that difference and management’s judgment about the issuer’s current and prospective financial condition, as well as its ability and intent to hold until recovery. Other-than-temporary impairment charges are recorded in net realized gains (losses) on investments within the Consolidated Statements of Income.  Fair value is generally obtained from third party pricing sources.

Commercial Mortgage Loans, Net
Commercial mortgage loans, net, reflect principal amounts outstanding less the allowance for loan losses.  The allowance for loan losses is measured as the excess of the loan’s recorded investment over the present value of its expected principal and interest payments discounted at the loan’s effective interest rate, or the fair value of collateral.  Additionally, the level of the allowance for loan losses considers other factors, including historical experience, economic conditions and geographic concentrations.  Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

RiverSource Life generally stops accruing interest on commercial mortgage loans for which interest payments are delinquent more than three months.  Based on management’s judgment as to the ultimate collectibility of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

Policy Loans
Policy loans include life insurance policy and annuity loans.  These loans are carried at the aggregate of the unpaid loan balances, which do not exceed the cash surrender values of underlying products, plus accrued interest.

Trading Securities and Other Investments
Included in trading securities and other investments are separate account and mutual fund seed money, equity method investments in hedge funds and syndicated loans. Separate account and mutual fund seed money is carried at fair value with changes in value recognized within net investment income.  The carrying value of equity method investments in hedge funds reflects RiverSource Life’s original investment and its share of earnings or losses of the hedge funds subsequent to the date of investment and approximates fair value.  Syndicated loans reflect amortized cost less allowance for losses.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents
Cash equivalents include highly liquid investments with original maturities of 90 days or less.

Reinsurance
RiverSource Life reinsures a portion of the risks associated with its life, DI and long term care (“LTC”) insurance products through reinsurance agreements with unaffiliated reinsurance companies.  Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth.  To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties.  RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.

Generally, RiverSource Life reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products.  RiverSource Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for variable and universal life insurance.  Policies issued prior to these dates are not subject to the same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by RiverSource Life is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing LTC policies, except those sold by RiverSource Life of NY prior to 1996, RiverSource Life retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to affiliates of Genworth Financial, Inc. (“Genworth”).  Reinsurance recoverable from Genworth related to RiverSource Life’s LTC liabilities was $1.0 billion at December 31, 2007, while amounts recoverable from each other reinsurer were much smaller. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis.

Generally, RiverSource Life retains at most $5,000 per month of risk per life on DI policy forms introduced in October 2007 in most states and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies.  RiverSource Life retains all risk on DI contracts sold on other policy forms.  RiverSource Life also retains all risk of accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

Deferred Acquisition Costs
DAC represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and insurance products. These costs are deferred to the extent they are recoverable from future profits or premiums.  The DAC associated with insurance or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations.  These transactions are anticipated in establishing amortization periods and other valuation assumptions.

Deferred Sales Inducement Costs
Deferred sales inducement costs (“DSIC”) consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values.  These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature.  The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.

Derivative Financial Instruments and Hedging Activities
Derivative financial instruments are recorded at fair value. The fair value of RiverSource Life’s derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available.  In certain instances, the fair value includes structuring costs incurred at the inception of the transaction.  The accounting for changes in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any.  RiverSource Life primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment.  RiverSource Life occasionally designates derivatives as (1) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”) or (2) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”).

For derivative financial instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings, generally as a component of net investment income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

For derivative financial instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings.  The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact.  Any ineffective portion of the gain or loss is reported currently in earnings as a component of net investment income.  If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

Derivative financial instruments that are entered into for hedging purposes are designated as such at the time RiverSource Life enters into the contract.  For all derivative financial instruments that are designated for hedging activities, RiverSource Life formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships.  Management also formally documents its risk management objectives and strategies for entering into the hedge transactions.  RiverSource Life formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items.  If it is determined that a derivative is no longer highly effective as a hedge, RiverSource Life will discontinue the application of hedge accounting.

The equity component of the equity indexed annuity obligations are considered embedded derivatives.  Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions.  The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.  The fair value of embedded derivatives associated with annuities is included in future policy benefits.  The changes in fair value of the equity indexed annuity embedded derivatives are reflected in the interest credited to fixed accounts.  The changes in the fair value of the GMWB and GMAB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

Separate Account Assets and Liabilities
Separate account assets and liabilities are primarily funds held for the exclusive benefit of variable annuity and variable life insurance contractholders.  RiverSource Life receives mortality and expense risk and other fees, guarantee fees and cost of insurance charges from the related accounts.

Future Policy Benefits and Policy Claims and Other Policyholders’ Funds

Fixed Annuities and Variable Annuity Guarantees
Future policy benefits and policy claims and other policyholders’ funds related to fixed annuities and variable annuity guarantees include liabilities for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities and fixed annuities in a payout status.

Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

The majority of the variable annuity contracts offered by RiverSource Life contain guaranteed minimum death benefit (“GMDB”) provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition, RiverSource Life offers contracts with GMWB and GMAB provisions and, until May 2007, RiverSource Life offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

In determining the liabilities for variable annuity death benefits, GMIB and the life contingent benefits associated with GMWB, RiverSource Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review, and where appropriate, adjust its assumptions each quarter.   Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.

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

GMAB and the non-life contingent benefits associated with GMWB provisions are considered embedded derivatives and are recorded at fair value.  The fair value of these embedded derivatives is based on the present value of future benefits less applicable fees charged for the provision.  The liability for the life contingent benefits associated with GMWB provisions are determined in the same way as the liability for variable annuity death benefits.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2007, depending on year of issue, with an average rate of approximately 5.8%.

Life, Disability Income and Long Term Care Insurance
Future policy benefits and policy claims and other policyholders’ funds related to life, DI and LTC insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values.  Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for RiverSource Life’s experience. Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2007, with an average rate of 4.9%. Interest rates used with LTC claims ranged from 4.0% to 7.0% at December 31, 2007, with an average rate of 4.2%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on RiverSource Life’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2007, depending on policy form, issue year and policy duration. Anticipated interest rates for DI were 7.5% at policy issue grading to 5.0% over five years. Anticipated discount rates for LTC vary by plan and were 5.4% at December 31, 2007 grading up to 6.8% or 9.4% over 40 years.

Where applicable, benefit amounts expected to be recoverable from other insurers who share in the risk are separately recorded as reinsurance recoverable within receivables.

RiverSource Life issues only non-participating life and health insurance policies, which do not pay dividends to policyholders from realized policy margins.

Revenues and Expenses

RiverSource Life’s principal sources of revenue include premium revenues, net investment income, policy and contract charges and other revenue.

Premium Revenues
Premium revenues include premiums on traditional life, DI and LTC insurance products and immediate annuities with a life contingent feature.  Premiums on traditional life, DI and LTC insurance are net of reinsurance ceded and are recognized as revenue when due.

Net Investment Income
Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale; commercial mortgage loans and policy loans; mark-to-market adjustment on trading securities and certain derivatives, including derivatives hedging variable annuity living benefits; and pro-rata share of net income or loss of equity method investments in hedge funds.  Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale, and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

Policy and Contract Charges
Policy and contract charges include mortality and expense risk fees and certain charges assessed on annuities and fixed and variable universal life insurance, such as cost of insurance, net of reinsurance premiums for universal life insurance products, and administrative and surrender charges.  Mortality and expense risk fees include risk, management and administration fees, which are generated directly and indirectly from RiverSource Life’s separate account assets.  Cost of insurance charges on fixed and variable universal life insurance are recognized as revenue when earned, whereas contract charges and surrender charges on annuities and universal and variable universal life insurance are recognized as revenue when collected.

Other Revenue
Other revenue includes marketing support and administrative fees which are generally computed as a contractual rate based on the underlying asset values and are generally received monthly.

Net Realized Investment Gain
Realized gains and losses are recognized using the specific identification method, on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

Benefits, Claims, Losses and Settlement Expenses
Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, including benefits paid under optional variable annuity guaranteed benefit riders along with costs to process and pay such amounts.  Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits, claims, losses and settlement expenses also include amortization of DSIC.

Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with fixed and variable universal life and annuity contracts and equity indexed annuities in accordance with contract provisions.

Amortization of Deferred Acquisition Costs
Direct sales commissions and other costs associated with the sale of annuity and insurance products are deferred as DAC and amortized over time.  For annuity and universal life contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business.  For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management’s best estimates.  Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised.  When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change.  A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense.  The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and therefore are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable or if premium rates charged for the contract are changed.  If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in RiverSource Life’s consolidated results of operations.

For annuity, life, DI and LTC insurance products, key assumptions underlying those long term projections include interest rates (both earning rates on invested assets and rates credited to policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts.  Assumptions about interest rates are the primary factor used to project interest margins, while assumptions about rates credited to policyholder accounts and equity market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates.  Management must also make assumptions to project maintenance expenses associated with servicing annuity and insurance business during the DAC amortization period.

The client asset value growth rate is the rate at which variable annuity and variable universal life insurance contract values are assumed to appreciate in the future.  The rate is net of asset fees and anticipates a blend of equity and fixed income investments.  Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis.  RiverSource Life uses a mean reversion method as a guideline in setting near-term client asset value growth rates based on a long term view of financial market performance as well as actual historical performance.  In periods when market performance results in actual contract value growth at a rate that is different than that assumed, RiverSource Life reassesses the near-term rate in order to continue to project its best estimate of long term growth.  The near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  DAC amortization expense recorded in a period when client asset value growth rates exceed near-term estimate will typically be less than in a period when growth rates fall short of near-term estimate.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.              Summary of Significant Accounting Policies (Continued)

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously.  Unless management identifies a significant deviation over the course of its quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.

Separation Costs
Separation costs generally consist of allocated financial advisor and employee retention program costs, re-branding and marketing costs and costs to separate and reestablish technology platforms related to the Separation.  The separation from American Express was completed in 2007.

Other Insurance and Operating Expenses
Other insurance and operating expenses primarily includes expenses allocated to RiverSource Life from its parent, Ameriprise Financial, for RiverSource Life’s share of compensation, professional and consultant fees, information technology and communications, facilities and equipment, advertising and promotion and legal and regulatory.

                        Income Taxes
As a result of the Separation of Ameriprise Financial from American Express, RiverSource Life will not be able to file a consolidated U.S. federal income tax return with other members of Ameriprise Financial’s affiliated group until 2010. RiverSource Life’s provision for income taxes represents the net amount of income taxes that it expects to pay or to receive from various taxing jurisdictions in connection with its operations.  RiverSource Life provides for income taxes based on amounts that it believes it will ultimately owe taking into account the recognition and measurement for uncertain tax positions.  Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.

3.              Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and goodwill acquired.  SFAS 141(R) also requires an acquirer to disclose information about the financial effects of a business combination.  SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.  RiverSource Life will apply the standard to any business combinations within the scope of SFAS 141(R) occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent.  SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the Consolidated Balance Sheets, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the Consolidated Statements of Income.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited.  The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented.  RiverSource Life is currently evaluating the impact of SFAS 160 on its consolidated financial condition and results of operations.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provided clarification on the definition of an investment company.  In February 2008, the FASB decided to indefinitely defer the effective date of SOP 07-1.  In May 2007, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation No. (“FIN”) 46(R)-7, “Application of FIN 46(R) to Investment Companies” (“FSP 46(R)-7”).  FSP 46(R)-7 is dependent upon clarification of the definition of an investment company as provided in SOP 07-1 and is effective upon the adoption of that SOP.  With the deferral of SOP 07-1, RiverSource Life will defer the adoption of both SOP 07-1 and FSP 46(R)-7.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.              Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 gives entities the option to measure certain financial instruments and other items at fair value that are not currently permitted to be measured at fair value.  The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  RiverSource Life did not adopt SFAS 159 for any of its existing eligible assets or liabilities and has no current plans to adopt SFAS 159 for any new financial instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted provided the entity has not issued financial statements for any period within the year of adoption. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 which will require retrospective application of SFAS 157. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption.  RiverSource Life adopted SFAS 157 effective January 1, 2008.  As a result of adopting SFAS 157, RiverSource Life will record a cumulative effect after-DAC, DSIC and tax reduction to retained earnings of approximately $35 million related to adjusting the fair value of structured derivatives RiverSource Life uses to hedge its exposure to GMWB provisions.  RiverSource Life initially recorded these derivatives in accordance with Emerging Issues Task Force Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”  SFAS 157 requires these derivatives to be marked to the price RiverSource Life would receive to sell the derivatives to a market participant (an exit price).  On January 18, 2008, the FASB published for comment Proposed FSP FAS 157-c “Measuring Liabilities under FASB Statement No. 157” (“FSP 157-c”).  FSP 157-c states that in the absence of a quoted price for the identical liability in an active market, a reporting entity may measure the fair value of its liability at the amount it would receive as proceeds if it were to issue that liability at the measurement date.  FSP 157-c shall be applied on a prospective basis effective on the later of (a) the beginning of the period that includes the issuance date of the FSP or (b) the beginning of the period in which an entity initially applies SFAS 157.  RiverSource Life is evaluating the impact that this proposed FSP will have on the valuation of its embedded derivatives.  Any change to the valuation of RiverSource Life’s embedded derivatives as a result of adopting SFAS 157 and FSP 157-c will be recorded in earnings as of the date of adoption.  In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), RiverSource Life will defer the adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.              Recent Accounting Pronouncements (Continued)

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

In September 2005, the AICPA issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts,” (“SOP 05-1”).  SOP 05-1 provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or is internally replaced with another contract.  Prior to adoption, RiverSource Life accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue for the new or modified contract.  Effective January 1, 2007, RiverSource Life adopted SOP 05-1 resulting in these transactions being prospectively accounted for as contract terminations.  Consistent with this, RiverSource Life now anticipates these transactions in establishing amortization periods and other valuation assumptions.  As a result of adopting SOP 05-1, RiverSource Life recorded as a cumulative change in accounting principle $206 million, reducing DAC by $204 million, DSIC by $11 million and liabilities for future policy benefits by $9 million.  The after-tax decrease to retained earnings for these changes was $134 million.  The adoption of SOP 05-1, among other things, resulted in an increase to DAC and DSIC amortization in 2007.

4.              Investments

Available-for-Sale Securities

The following is a summary of Available-for-Sale securities by type:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,870	$112	$(307)	$12,675
Mortgage and other asset-backed securities	7,637	33	(84)	7,586
U.S. government and agencies obligations	249	7	(1)	255
State and municipal obligations	165	3	(6)	162
Foreign government bonds and obligations	97	15	—	112
Structured investments(a)	2	—	—	2
Total fixed maturities	21,020	170	(398)	20,792
Common and preferred stocks	30	—	(1)	29
Total	$21,050	$170	$(399)	$20,821

(a)                                  Includes unconsolidated collateralized debt obligations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.              Investments (Continued)

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$15,312	$158	$(330)	$15,140
Mortgage and other asset-backed securities	9,398	27	(175)	9,250
U.S. government and agencies obligations	295	13	(5)	303
State and municipal obligations	165	4	(4)	165
Foreign government bonds and obligations	117	18	—	135
Structured investments(a)	2	—	—	2
Total fixed maturities	25,289	220	(514)	24,995
Common and preferred stocks	30	1	—	31
Total	$25,319	$221	$(514)	$25,026

(a)          Includes unconsolidated collateralized debt obligations.

At December 31, 2007 and 2006, fixed maturity securities comprised approximately 85% and 87%, respectively, of RiverSource Life’s total investments.  These securities were rated by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s (“S&P”), except for approximately $1.3 billion and $1.2 billion of securities at December 31, 2007 and 2006, respectively, which were rated by RiverSource Investments, LLC’s internal analysts using criteria similar to Moody’s and S&P.  Ratings on investment grade securities are presented using S&P’s convention and, if the two agencies’ ratings differ, the lower rating is used.  A summary of fixed maturity securities by rating was as follows:

	December 31, 2007			December 31, 2006
Rating	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,854	$7,815	38%	$9,638	$9,497	38%
AA	2,046	2,029	10	2,229	2,197	9
A	3,973	3,938	19	4,893	4,832	19
BBB	5,586	5,514	26	6,831	6,782	27
Below investment grade	1,561	1,496	7	1,698	1,687	7
Total fixed maturities	$21,020	$20,792	100%	$25,289	$24,995	100%

At December 31, 2007 and 2006, approximately 45% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage-backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.              Investments (Continued)

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007:

	Less than 12 months		12 months or more		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$1,477	$(45)	$7,083	$(262)	$8,560	$(307)
Mortgage and other asset-backed securities	888	(15)	4,219	(69)	5,107	(84)
U.S. government and agencies obligations	—	—	154	(1)	154	(1)
State and municipal obligations	47	(4)	63	(2)	110	(6)
Foreign government bonds and obligations	—	—	2	—	2	—
Common and preferred stock	29	(1)	—	—	29	(1)
Total	$2,441	$(65)	$11,521	$(334)	$13,962	$(399)

The following table provides information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006:

	Less than 12 months		12 months or more		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$1,362	$(19)	$9,514	$(311)	$10,876	$(330)
Mortgage and other asset-backed securities	862	(5)	6,616	(170)	7,478	(175)
U.S. government and agencies obligations	5	—	214	(5)	219	(5)
State and municipal obligations	3	—	81	(4)	84	(4)
Foreign government bonds and obligations	—	—	3	—	3	—
Total	$2,232	$(24)	$16,428	$(490)	$18,660	$(514)

In evaluating potential other-than-temporary impairments, RiverSource Life considers the extent to which amortized costs exceeds fair value and the duration of that difference.  A key metric in performing this evaluation is the ratio of fair value to amortized cost.  The following table summarizes the unrealized losses by ratio of fair value to amortized cost as of December 31, 2007:

	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)

95% - 100%	164	$2,015	$(25)	486	$10,169	$(180)	650	$12,184	$(205)
90% - 95%	31	305	(22)	48	811	(57)	79	1,116	(79)
80% - 90%	4	121	(18)	32	461	(66)	36	582	(84)
< 80%	1	—	—	10	80	(31)	11	80	(31)
Total	200	$2,441	$(65)	576	$11,521	$(334)	776	$13,962	$(399)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.              Investments (Continued)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in interest rates and credit spreads across asset classes.  As noted in the table above, a significant portion of the gross unrealized losses relates to securities that have a fair value to amortized cost ratio of 95% or above resulting in an overall 97% ratio of fair value to amortized cost for all securities with an unrealized loss.  From an overall perspective, the gross unrealized losses were not concentrated in any individual industries or with any individual securities.  The securities with a fair value to amortized cost ratio of 80%-90% primarily relate to the consumer products, financial and home building industries.  The total gross unrealized loss related to the home building industry was $28 million.  The securities with a fair value to cost of less than 80% primarily relate to the financial and home building industries.  The largest unrealized loss associated with an individual issuer, excluding GNMA, FNMA and FHLMC mortgage-backed securities, was $14 million.  The securities related to this issuer have a fair value to amortized cost ratio of 88% and have been in an unrealized loss position for more than 12 months.  RiverSource Life believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value. In addition, RiverSource Life has the ability and intent to hold these securities until anticipated recovery which may not be until maturity.

RiverSource Life monitors the investments and metrics described previously on a quarterly basis to identify and evaluate investments that have indications of possible other-than-temporary impairments.  Additionally, RiverSource Life has the ability and intent to hold these securities for a time sufficient to recover its amortized cost and has, therefore, concluded that none had other-than-temporary impairment at December 31, 2007.

RiverSource Life’s total mortgage and asset backed exposure at December 31, 2007 was $7.6 billion which included $4.1 billion of residential mortgage backed securities and $2.7 billion of commercial mortgage backed securities. At December 31, 2007, residential mortgage backed securities included $3.5 billion of agency-backed securities, $0.4 billion of Alt-A securities, and $0.2 billion of prime, non-agency securities. With respect to the Alt-A securities, the vast majority are rated AAA. None of the structures are levered, and the majority of the AAA-rated holdings are “super senior” bonds, meaning they have more collateral support or credit enhancement than required to receive a AAA rating. While overall delinquencies in the market continue to deteriorate, most of these positions are performing in-line or better than their vintage. With regard to asset backed securities, RiverSource Life’s exposure at December 31, 2007 was $0.8 billion, which included $115 million of securities backed by subprime collateral. These securities are predominantly AAA-rated bonds backed by seasoned, traditional, first lien collateral. Holdings include both floating rate and short-duration, fixed securities. RiverSource Life has no other structured or hedge fund investments with exposure to subprime residential mortgages.

The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period (holding gains (losses)); (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales and other-than-temporary impairments of Available-for-Sale securities (reclassification of realized gains (losses)) and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC and annuity liabilities, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents the components of the change in net unrealized securities gains (losses), net of tax, included in accumulated other comprehensive loss for the years ended December 31:

	2007	2006	2005
	(in millions)
Holding (losses) gains, net of tax of $38, $63 and $261, respectively	$70	$(116)	$(485)
Reclassification of realized gains, net of tax of $16, $17 and $17, respectively	(28)	(33)	(32)
DAC, net of tax of $5, $15 and $28, respectively	(7)	29	53
DSIC, net of tax of nil, $2 and $5, respectively	(1)	3	8
Fixed annuity liabilities, net of tax of $11, $22 and $3, respectively	18	40	(5)
Net unrealized securities gains (losses)	$52	$(77)	$(461)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.              Investments (Continued)

Available-for-Sale securities by maturity at December 31, 2007 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,272	$1,277
Due after one year through five years	5,567	5,537
Due after five years through 10 years	5,339	5,186
Due after 10 years	1,203	1,204
	13,381	13,204
Mortgage and other asset-backed securities	7,637	7,586
Structured investments	2	2
Common and preferred stocks	30	29
Total	$21,050	$20,821

The expected payments on mortgage and other asset-backed securities and structured investments may not coincide with their contractual maturities.  As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

The table below includes sales, maturities, and purchases of investments classified as Available-for-Sale for the years ended December 31:

	2007	2006	2005
	(in millions)
Sales	$3,020	$1,897	$3,124
Maturities, sinking fund payments and calls	1,908	2,014	2,242
Purchases	(687)	(1,433)	(5,780)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, are noted in the following table for the years ended December 31:

	2007	2006	2005
	(in millions)
Gross realized gains from sales	$64	$60	$108
Gross realized losses from sales	(20)	(10)	(39)
Other-than-temporary impairments	(4)	—	(19)

The $4 million of other-than-temporary impairments in 2007 related to corporate debt securities in the publishing and home building industries which were downgraded in 2007.  The $19 million of other-than-temporary impairments in 2005 primarily related to corporate debt securities within the auto industry which were downgraded in 2005 and subsequently deteriorated throughout the year in terms of their fair value to amortized cost ratio.

During the second quarter of 2005, RiverSource Life sold all of its retained interest in a CDO securitization trust and realized a net pretax gain of $25 million.

At December 31, 2007 and 2006, bonds carried at $7 million and $18 million, respectively, were on deposit with various states as required by law.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.              Investments (Continued)

Commercial mortgage loans and syndicated loans, net

The following is a summary of commercial mortgage loans and syndicated loans at December 31:

	2007	2006
	(in millions)
Commercial mortgage loans	$2,908	$2,827
Less: allowance for loan losses	(16)	(37)
Commercial mortgage loans, net	$2,892	$2,790

Syndicated loans	$62	$112
Less: allowance for loan losses	(4)	(4)
Net syndicated loans	$58	$108

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

At December 31, 2007 and 2006, RiverSource Life had not recorded any investment in impaired commercial mortgage loans.  RiverSource Life did not recognize any interest income related to impaired commercial mortgage loans for the years ended December 31, 2007, 2006 and 2005.

The balances of and changes in the allowance for loan losses were as follows:

	2007	2006	2005
	(in millions)
Balance at January 1	$37	$41	$45
Provision for loan losses	(21)	—	—
Foreclosures, write-offs and loan sales	—	(4)	(4)
Balance at December 31	$16	$37	$41

In 2007, RiverSource Life recorded a $21 million decrease to the allowance for loan losses on commercial mortgage loans.

Concentrations of credit risk of commercial mortgage loans by region at December 31 were:

	2007		2006
Commercial mortgage loans by U.S. region	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
	(in millions)
Atlantic	$922	$22	$859	$40
North Central	687	33	739	22
Pacific	461	21	397	15
Mountain	343	9	298	13
South Central	298	8	337	2
New England	197	8	197	2
	2,908	101	2,827	94
Less: allowance for loan losses	(16)	—	(37)	—
Total	$2,892	$101	$2,790	$94

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.              Investments (Continued)

Concentrations of credit risk of commercial mortgage loans by property type at December 31 were:

	2007		2006
Commercial mortgage loans by property type	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
	(in millions)
Office buildings	$874	$12	$962	$4
Shopping centers and retail	860	66	718	71
Apartments	419	8	470	2
Industrial buildings	510	9	458	12
Hotels and motels	78	—	89	4
Medical buildings	42	—	45	—
Mixed use	52	1	44	—
Other	73	5	41	1
	2,908	101	2,827	94
Less: allowance for loan losses	(16)	—	(37)	—
Total	$2,892	$101	$2,790	$94

Commitments to fund commercial mortgages were made in the ordinary course of business.  The funding commitments at December 31, 2007 and 2006 approximate fair value.

Sources of investment income and net realized investment gain

Net investment income for the years ended December 31 is summarized as follows:

	2007	2006	2005
	(in millions)
Income on fixed maturities	$1,187	$1,409	$1,461
Income on commercial mortgage loans	173	181	197
Trading securities and other investments	213	86	156
	1,573	1,676	1,814
Less: investment expenses	18	19	28
Total	$1,555	$1,657	$1,786

Net realized investment gains for the years ended December 31 is summarized as follows:

	2007	2006	2005
	(in millions)
Fixed maturities	$40	$50	$50
Commercial mortgage loans	—	1	(2)
Reduction in the allowance for loan losses	21	—	—
Total	$61	$51	$48

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.              Variable Interest Entities

During the year ended December 31, 2005, RiverSource Life consolidated two secured loan trusts (“SLTs”) which provided returns to investors primarily based on the performance of an underlying portfolio of high-yield loans and which were managed by an affiliate.  The SLTs were liquidated in 2005, resulting in a $14 million pretax gain for the year ended December 31, 2005.  There is no remaining exposure to these SLTs as a result of their liquidations.

RiverSource Life has other significant variable interests for which it is not considered the primary beneficiary and, therefore, does not consolidate.  These interests are represented by carrying values of $2 million of CDO residual tranches managed by an affiliate where RiverSource Life is not the primary beneficiary.  RiverSource Life’s maximum exposure to loss as a result of its investment in the CDO residual tranches is represented by the carrying value.

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2007	2006	2005
	(in millions)
Balance at January 1	$4,411	$4,036	$3,638
Impact of SOP 05-1 at adoption	(204)	—	—
Capitalization of acquisition costs	704	687	633
Amortization, excluding impact of annual third quarter changes in DAC-related consumptions	(454)	(394)	(383)
Amortization, impact of annual third quarter changes in DAC-related assumptions	(16)	38	67
Impact of changes in net unrealized securities losses (gains)	(12)	44	81
Balance at December 31	$4,429	$4,411	$4,036

The balances of and changes in DSIC were as follows:

	2007	2006	2005
	(in millions)
Balance at January 1	$452	$370	$303
Impact of SOP 05-1 at adoption	(11)	—	—
Capitalization of sales inducements	124	126	94
Amortization	(53)	(48)	(40)
Impact of changes in net unrealized securities losses (gains)	(1)	4	13
Balance at December 31	$511	$452	$370

7.              Lines of Credit

RiverSource Life has available a committed line of credit with Ameriprise Financial aggregating $200 million.  The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points.  There were no amounts outstanding on this line of credit at December 31, 2007 and 2006.

Also, RiverSource Life has a collateral loan agreement with Ameriprise Financial aggregating up to $75 million.  The interest rate for any borrowings is equal to the preceding month’s effective new money rate for RiverSource Life’s permanent investments.  There were no amounts outstanding at December 31, 2007 and 2006.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.              Variable Annuity Guarantees

The majority of the variable annuity contracts offered by RiverSource Life contain GMDB provisions.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as GGU benefits.  In addition, RiverSource Life offers contracts with GMWB and GMAB provisions.  RiverSource Life previously offered contracts containing GMIB provisions.  RiverSource Life has established additional liabilities for the variable annuity death benefits, GMIB provisions and for life contingent benefits associated with GMWB provisions.  GMAB and non-life contingent benefits associated with GMWB provisions are considered embedded derivatives and are recorded at fair value.

The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on equity market performance.  At issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance.  The GMWB offered initially guarantees that the client can withdraw 7% per year until the amount withdrawn is equal to the guaranteed amount, regardless of the performance of the underlying funds.  In 2006, RiverSource Life began offering an enhanced withdrawal benefit that gives policyholders a choice to withdraw 6% per year for the life of the policyholder or 7% per year until the amount withdrawn is equal to the guaranteed amount. In 2007, RiverSource Life added a new GMWB benefit design that is available in a joint version that promises 6% withdrawals while either contractholder remains alive.  In addition, once withdrawals begin, the policyholder’s funds are moved to one of the three less aggressive asset allocation models (of the five that are available prior to withdrawal).

Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge.  The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or 80% of the highest anniversary value, adjusted for withdrawals.  If the contract value is less than the guarantee at the end of the 10 year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.              Variable Annuity Guarantees (Continued)

The following table provides summary information related to all variable annuity guarantees for which RiverSource Life has established additional liabilities as of December 31:

Variable Annuity Guarantees by Benefit Type(1)	2007	2006
	(in millions, except age)
Contracts with GMDB providing for return of premium:
Total contract value	$25,804	$17,418
Contract value in separate accounts	$23,892	$15,859
Net amount at risk(2)	$26	$13
Weighted average attained age	60	61
Contracts with GMDB providing for six-year reset:
Total contract value	$20,231	$23,544
Contract value in separate accounts	$17,617	$20,058
Net amount at risk(2)	$167	$227
Weighted average attained age	60	61
Contracts with GMDB providing for one-year ratchet:
Total contract value	$7,908	$6,729
Contract value in separate accounts	$7,143	$5,902
Net amount at risk(2)	$81	$26
Weighted average attained age	61	61
Contracts with GMDB providing for five-year ratchet:
Total contract value	$1,211	$907
Contract value in separate accounts	$1,163	$870
Net amount at risk(2)	$1	$—
Weighted average attained age	58	57
Contracts with other GMDB:
Total contract value	$693	$586
Contract value in separate accounts	$639	$530
Net amount at risk(2)	$12	$11
Weighted average attained age	65	64
Contracts with GGU death benefit:
Total contract value	$950	$811
Contract value in separate accounts	$873	$730
Net amount at risk(2)	$80	$62
Weighted average attained age	62	62
Contracts with GMIB:
Total contract value	$927	$928
Contract value in separate accounts	$859	$853
Net amount at risk(2)	$18	$14
Weighted average attained age	62	61
Contracts with GMWB:
Total contract value	$5,104	$4,791
Contract value in separate accounts	$4,980	$4,761
Benefit amount in excess of account value	$22	$—
Weighted average attained age	62	61
Contracts with GMWB for life:
Total contract value	$7,958	$2,396
Contract value in separate accounts	$7,685	$2,349
Benefit amount in excess of account value	$33	$—
Weighted average attained age	62	63

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.              Variable Annuity Guarantees (Continued)

Variable Annuity Guarantees by Benefit Type(1) (Continued)	2007	2006
	(in millions, except age)
Contracts with GMAB:
Total contract value	$2,260	$1,350
Contract value in separate accounts	$2,205	$1,340
Benefit amount in excess of account value	$3	$—
Weighted average attained age	55	55

(1)

Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit always equals account value are not shown in this table.

(2)

Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

For the year ended December 31, 2007, additional liabilities (assets) and incurred claims were:

	GMDB & GGU	GMIB	GMWB	GMAB
	(in millions)
Liability (asset) balance at January 1	$26	$5	$(12)	$(5)
Reported claims	3	2	—	—
Liability balance at December 31	24	3	136	33
Incurred claims (sum of reported and change in liability (assets))	1	—	148	38

For the year ended December 31, 2006, additional liabilities (assets) and incurred claims (adjustments) were:

	GMDB & GGU	GMIB	GMWB	GMAB
	(in millions)
Liability balance at January 1	$16	$4	$9	$1
Reported claims	8	—	—	—
Liability (asset) balance at December 31	26	5	(12)	(5)
Incurred claims (adjustments) (sum of reported and change in liability (assets))	18	1	(21)	(6)

                        The liabilities for guaranteed benefits are supported by general account assets.   Changes in these liabilities are included in benefits, claims, losses and settlement expenses.

Contract values in separate accounts were invested in various equity, bond and other funds as directed by the contractholder.  No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds as of December 31, consisted of the following:

	2007	2006
	(in millions)
Fixed annuities	$14,382	$16,841
Equity indexed annuities accumulated host values	253	267
Equity indexed annuities embedded derivative	53	50
Variable annuities fixed sub-accounts	5,419	5,975
GMWB variable annuity guarantees	136	(12)
GMAB variable annuity guarantees	33	(5)
Other variable annuity guarantees	27	31
Total annuities	20,303	23,147
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,568	2,562
Other life, DI and LTC insurance	4,106	3,852
Total future policy benefits	26,977	29,561
Policy claims and other policyholders’ funds	91	89
Total future policy benefits and policy claims and other policyholders’ funds	$27,068	$29,650

Separate account liabilities as of December 31 consisted of the following:

	2007	2006
	(in millions)
Variable annuity variable sub-accounts	$51,764	$43,515
VUL insurance variable sub-accounts	6,244	5,709
Other insurance variable sub-accounts	62	63
Total separate account liabilities	$58,070	$49,287

Fixed Annuities

Fixed annuities include both deferred and payout contracts.  Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested.  Payout contracts guarantee a fixed income payment for life or the term of the contract.  RiverSource Life generally invests the proceeds from the annuity payments in fixed rate securities.  The interest rate risks under these obligations are partially hedged with derivative instruments.  These derivatives were intended to be cash flow hedges of interest credited on forecasted sales rather than a hedge of inforce risk.  These derivatives consisted of interest rate swaptions with a notional value of $0.8 billion and $1.2 billion at December 31, 2007 and 2006, respectively.  Effective January 1, 2007, RiverSource Life removed the cash flow hedged designation from its swaptions because they were no longer considered highly effective.  The fair value of these swaptions was $1 million and $2 million at December 31, 2007 and 2006, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities (Continued)

Equity Indexed Annuities

The Index 500 Annuity, RiverSource Life’s equity indexed annuity product, is a single premium deferred fixed annuity.  The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index.  This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders.  RiverSource Life generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments.  The equity component of these annuities is considered an embedded derivative and is accounted for separately.  The change in fair value of the embedded derivative reserve is reflected in interest credited to fixed accounts.  As a means of economically hedging its obligation under the stock market return provision, RiverSource Life purchases and writes index options and enters into futures contracts.  The changes in the fair value of these hedge derivatives are included in net investment income.  The notional amounts and fair value assets (liabilities) of these options and futures as of December 31 were as follows:

	2007		2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)
Purchased options and futures	$237	$43	$271	$40
Written options and futures	(58)	(1)	(67)	(1)

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account.  A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Most of the variable annuity contracts issued by RiverSource Life contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions.  GMAB and non-life contingent benefits associated with GMWB provisions are considered embedded derivatives and are recorded at fair value.  The changes in fair values of these embedded derivatives are reflected in benefits, claims, losses and settlement expenses.  The negative fair values for GMWB and GMAB at December 31, 2006 reflected that under conditions and expectations at that time, RiverSource Life believed the applicable fees charged for the rider would more than offset the future benefits paid to policyholders under the rider provisions.  RiverSource Life does not currently hedge its risk under the GMDB, GGU and GMIB provisions.  The total value of variable annuity contracts with GMWB riders increased from $7.2 billion at December 31, 2006 to $13.1 billion at December 31, 2007.  The total value of variable annuity contracts with GMAB riders increased from $1.4 billion at December 31, 2006 to $2.3 billion at December 31, 2007.  As a means of economically hedging its obligations under GMWB and GMAB provisions, RiverSource Life purchases equity put and call options, enters into interest rate swaps and trades equity futures contracts.  The changes in the fair value of these hedge derivatives are included in net investment income.  The notional amounts and fair value assets (liabilities) of these options, swaps and futures as of December 31, were as follows:

	2007		2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(in millions)
Purchased options and futures	$6,318	$338	$1,410	$171
Interest rate swaps	202	2	359	(1)
Sold equity futures	(202)	—	(111)	—

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities (Continued)

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by RiverSource Life.  Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account.  A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.  RiverSource Life also offers term and whole life insurance as well as disability products.  RiverSource Life no longer offers LTC products but has inforce policies from prior years.  Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims, and obligations for anticipated future claims.

10.       Income Taxes

RiverSource Life qualifies as a life insurance company for federal income tax purposes.  As such, RiverSource Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

Provisions for income taxes were:

	2007	2006	2005
	(in millions)
Current income tax:
Federal	$15	$66	$56
State	1	3	4
Total current income tax	16	69	60
Deferred federal income tax	83	123	122
Income tax provision	$99	$192	$182

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	2007	2006	2005
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Tax-exempt interest and dividend income	(10.3)	(6.5)	(9.4)
State taxes, net of federal benefit	0.1	0.3	0.4
Foreign tax credit, net of addback	(2.1)	(0.7)	(0.5)
Taxes applicable to prior years	(3.7)	0.1	2.8
Other, net	—	0.1	0.1
Income tax provision effective rate	19.0%	28.3%	28.4%

RiverSource Life’s effective tax rate was 19.0% and 28.3% for the years ended December 31, 2007 and 2006, respectively.   The decrease in the effective tax rate primarily reflects lower pretax income as well as higher levels of tax advantaged items, including dividends received deduction and foreign tax credits, relative to pretax income for the year ended December 31, 2007 as well as a $7 million tax benefit related to the finalization of the prior year tax return.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.       Income Taxes (Continued)

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for U.S. GAAP reporting versus income tax return purposes.  The significant components of RiverSource Life’s deferred income tax assets and liabilities as of December 31 are reflected in the following table:

	2007	2006
	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits	$1,212	$1,146
Investment related	29	75
Net unrealized losses on Available-for Sale securities and derivatives	87	115
Tax credit carryforwards	19	—
Other	44	45
Gross deferred income tax assets	1,391	1,381

Deferred income tax liabilities:
DAC	1,253	1,253
DSIC	179	158
Other	92	60
Gross deferred income tax liabilities	1,524	1,471
Net deferred income tax liabilities	$133	$90

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

Additionally, RiverSource Life has $11.9 million in Alternative Minimum Tax (AMT) and $6.9 million foreign tax credit carryforwards included in the deferred tax assets as of December 31, 2007.  The AMT carryforward has no expiration and the foreign tax credit carryforward expires on December 31, 2026.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2007 and 2006.

Effective January 1, 2007, RiverSource Life adopted the provisions of FIN 48.  The amount RiverSource Life recognized as a result of the implementation of FIN 48 was not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
(in millions)
Balance at January 1	$73
Additions based on tax positions related to the current year	34
Additions for tax positions of prior years	16
Reductions for tax positions of prior years	(26)
Balance at December 31	$97

If recognized, approximately $27 million and $49 million, net of federal tax benefits, of the unrecognized tax benefits as of January 1, 2007 and December 31, 2007, respectively, would affect the effective tax rate.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.       Income Taxes (Continued)

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of $11 million in interest and penalties for the year ended December 31, 2007.  RiverSource Life had $10 million and ($1) million for the payment of interest and penalties accrued at January 1, 2007 and December 31, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of RiverSource Life, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $35 million to $40 million in the next 12 months.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, commenced an examination of the RiverSource Life’s income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the exam to include 2003 through 2004. RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies and has added the project to the 2007-2008 Priority Guidance Plan. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives. Management believes that it is likely that any such regulations would apply prospectively only. For the twelve months ended December 31, 2007, RiverSource Life recorded a benefit of approximately $46 million related to the current year’s separate account DRD.

As a result of the separation of Ameriprise Financial from American Express, RiverSource Life and subsidiaries will not be able to file a consolidated U.S. federal income tax return with other members of Ameriprise Financial’s affiliated group until 2010.

The items comprising other comprehensive loss in the Consolidated Statements of Shareholder’s Equity are presented net of the following income tax benefit amounts:

	2007	2006	2005
	(in millions)
Net unrealized securities gains (losses)	$28	$(41)	$(248)
Net unrealized derivative gains (losses)	—	(1)	(6)
Net income tax provision (benefit)	$28	$(42)	$(254)

11.       Statutory Capital and Surplus

State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators.  For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval.  RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $0.8 billion and $1.2 billion as of December 31, 2007 and 2006, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Statutory Capital and Surplus (Continued)

In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval.

Statutory net gain from operations and net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

	2007	2006	2005
	(in millions)
	(unaudited)
Statutory net gain from operations	$523	$469	$327
Statutory net income	555	514	339
Statutory capital and surplus	2,820	3,258	2,942

12.       Related Party Transactions

                        Ameriprise Financial was the investment manager for the proprietary mutual funds used as investment options by RiverSource Life’s variable annuity and variable life insurance contractholders through the third quarter of 2005.  In the fourth quarter of 2005, RiverSource Investments, LLC replaced Ameriprise Financial as the investment manager.  RiverSource Life provides all fund management services, other than investment management, and is compensated for the administrative services it provides.  For the years ended December 31, 2007 and 2006, RiverSource Life received $97 million and $76 million, respectively, from RiverSource Investments, LLC for administrative services provided by RiverSource Life.  For the year ended December 31, 2005, RiverSource Life received $56 million from Ameriprise Financial and $20 million from RiverSource Investments, LLC for services provided for the periods they each were investment managers.

RiverSource Life participates in the Ameriprise Financial Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements.  RiverSource Life contributions to the plan are based on participants’ age, years of service and total compensation for the year.  Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by ERISA.  RiverSource Life’s share of the total net periodic pension cost was approximately $1 million for each of the years ended December 31, 2007, 2006 and 2005.

RiverSource Life participates in the Ameriprise Financial 2005 Incentive Compensation Plan.  Employees, directors and independent contractors are eligible to receive incentive awards including stock options, restricted stock awards, restricted stock units, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction.  The expense for incentive awards was $3 million in 2007, $2 million in 2006 and $1 million in 2005.

RiverSource Life also participates in the defined contribution pension plans of Ameriprise Financial which cover all employees who have met certain employment requirements.  RiverSource Life contributions to the plans are a percent of either each employee’s eligible compensation or basic contributions.  Costs of these plans charged to operations in 2007, 2006 and 2005 were $3 million, $3 million and $2 million, respectively.

RiverSource Life participates in the defined benefit health care plans of Ameriprise Financial that provide health care and life insurance benefits to retired employees and retired financial advisors.  The plans include participant contributions and service related eligibility requirements.  Upon retirement, such employees are considered to have been employees of Ameriprise Financial.  Ameriprise Financial expenses these benefits and allocates the expenses to its subsidiaries.  The cost of these plans charged to operations in 2007, 2006 and 2005 were $2 million, $1 million and $1 million, respectively.

Charges by Ameriprise Financial and affiliated companies to RiverSource Life for use of joint facilities, technology support, marketing services and other services aggregated $909 million, $755 million and $725 million for 2007, 2006 and 2005, respectively.  Certain of these costs are included in DAC.  Expenses allocated to RiverSource Life may not be reflective of expenses that would have been incurred by RiverSource Life on a stand-alone basis.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.       Related Party Transactions (Continued)

During 2007, RiverSource Life Insurance Company paid $900 million of cash dividends to Ameriprise Financial, a portion of which is considered extraordinary.  During 2006, RiverSource Life Insurance Company paid $300 million of dividends to Ameriprise Financial, a portion of which is considered extraordinary.  Prior to the payment of the extraordinary cash dividends, RiverSource Life Insurance Company made the required advance notices to the Minnesota Department of Commerce, its primary state regulator, and received responses stating there were no objections to the payment of these dividends.  The ordinary cash dividends did not require prior notification and response from the Minnesota Department of Commerce.  In connection with the Separation, RiverSource Life received a capital contribution of $650 million from Ameriprise Financial during the third quarter of 2005 to support its current financial strength ratings and to cover the allocated separation costs.  During the fourth quarter of 2005, RiverSource Life Insurance Company paid dividends to Ameriprise Financial of $380 million.  During 2007, 2006 and 2005, RiverSource Life of NY paid cash dividends of $83 million, $25 million and $23 million, respectively, to RiverSource Life Insurance Company.  A portion of the 2007 dividends was considered extraordinary and was paid only after making the required advance notice to the New York State Insurance Department, RiverSource Life of NY’s primary state regulator.

Included in other liabilities at December 31, 2007 and 2006 are nil and $1 million, respectively, payable to Ameriprise Financial for federal income taxes.

13.       Reinsurance

At December 31, 2007, 2006 and 2005, traditional life and universal life insurance inforce aggregated $187.3 billion, $174.1 billion and $160.1 billion, respectively, of which $117.4 billion, $102.4 billion and $86.3 billion were reinsured at the respective year ends.  Life insurance inforce is reported on a statutory basis.  RiverSource Life also reinsures a portion of the risks assumed under its DI and LTC policies.

The effect of reinsurance on premiums for the years ended December 31 is as follows:

	2007	2006	2005
	(in millions)
Direct premiums	$621	$645	$643
Reinsurance assumed	2	3	2
Reinsurance ceded	(138)	(115)	(124)
Net premiums	$485	$533	$521

Policy and contract charges are presented on the Consolidated Statements of Income net of $57 million, $55 million and $52 million of reinsurance ceded for the years ended December 31, 2007, 2006 and 2005, respectively.

Reinsurance recovered from reinsurers amounted to $126 million, $115 million and $106 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Reinsurance contracts do not relieve RiverSource Life from its primary obligation to policyholders.

14.       Derivative Financial Instruments and Hedging Activities

Derivative financial instruments enable RiverSource Life to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices.  RiverSource Life does not engage in any derivative instrument trading activities.  Credit risk associated with RiverSource Life’s derivatives is limited to the risk that a derivative counterparty will not perform in accordance with the terms of the contract.  To mitigate such risk, counterparties are all required to be preapproved.  Additionally, RiverSource Life may, from time to time, enter into master netting agreements wherever practical.  As of December 31, 2007 and 2006, the total net fair values, excluding accruals, of derivative assets were $385 million and $212 million, respectively, and derivative liabilities were $9 million and $7 million, respectively.  The net notional amount of derivatives as of December 31, 2007 was $7.3 billion, consisting of $7.6 billion purchased and $0.3 billion written.

Cash Flow Hedges
RiverSource Life uses interest rate derivative products, primarily interest rate swaptions, to hedge the risk of increasing interest rates on forecasted fixed premium product sales.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.       Derivative Financial Instruments and Hedging Activities (Continued)

The following is a summary of net unrealized gains (losses) related to cash flow hedging activity, net of tax for the years ended December 31 as follows:

	2007	2006	2005
	(in millions)
Holding gains (losses), net of tax of $1, $2 and $5, respectively	$—	$(4)	$(10)
Reclassification of realized losses (gains), net of tax of $1, $1 and $1, respectively	1	3	(1)
Net change in unrealized derivative gains (losses)	$1	$(1)	$(11)

At December 31, 2007, RiverSource Life expects to reclassify approximately $4 million of net pretax losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months as a result of the amortization of deferred expense related to interest rate swaptions that will be recorded in net investment income.

If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.  Effective January 1, 2007, RiverSource Life removed the cash flow hedge designation from its swaptions because the swaptions were no longer highly effective.  Accordingly, all changes in the fair value of the swaptions are recorded directly to earnings.  The removal of the cash flow designation did not cause any amounts in accumulated other comprehensive income (loss) to be reclassified into earnings because the forecasted transactions being hedged are still likely to occur.  There were no cash flow hedges for which hedge accounting was terminated for these reasons during 2006 or 2005.  No hedge relationships were discontinued during the years ended December 31, 2007, 2006 and 2005 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 11 years and relates to forecasted fixed annuity sales.  For the years ended December 31, 2007, 2006 and 2005, there were $2 million, $4 million and $2 million, respectively, in losses on derivative transactions or portions thereof that were ineffective as hedges excluded from the assessment of hedge effectiveness or reclassified into earnings as a result of the discontinuance of cash flow hedges.

Derivatives Not Designated as Hedges
RiverSource Life has economic hedges that either do not qualify or are not designated for hedge accounting treatment.  The fair value assets (liabilities) of these purchased and written derivatives for the years ended December 31 were as follows:

	2007		2006
	Purchased	Written	Purchased	Written
	(in millions)
Equity indexed annuities	$43	$(1)	$40	$(1)
GMWB and GMAB	340	—	170	—
Total	$383	$(1)	$210	$(1)

Futures contracts are settled daily by exchanging cash with the counterparty and gains and losses are reported in earnings.  Accordingly, there are no amounts on the Consolidated Balance Sheets related to these contracts.

Certain annuity products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the amount of expenses incurred by RiverSource Life related to equity indexed annuities will positively or negatively impact earnings. As a means of economically hedging its obligations under the provisions of these products, RiverSource Life writes and purchases index options and occasionally enters into futures contracts. Purchased options used in conjunction with these products are reported in other assets and written options are included in other liabilities.  Additionally, certain annuity products contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.       Derivative Financial Instruments and Hedging Activities (Continued)

considerations received at the beginning of the contract period, after a specified holding period, respectively.  RiverSource Life economically hedges the exposure related to the GMWB and GMAB provisions using various equity futures, equity options and interest rate swaps.  The premium associated with certain of these options is paid semi-annually over the life of the option contract.  As of December 31, 2007, the remaining payments RiverSource Life is scheduled to make for these options total $313 million through December 31, 2022.

RiverSource Life earns fees from the management of equity securities in variable annuities and variable insurance.  The amount of fees is generally based on the value of the portfolios, and thus is subject to fluctuation with the general level of equity market values.  To reduce the sensitivity of RiverSource Life’s fee revenues to the general performance of equity markets, RiverSource Life from time to time enters into various combinations of financial instruments such as equity market put and collar options that mitigate the negative effect on fees that would result from a decline in the equity markets.

Embedded Derivatives

The equity component of the equity indexed annuity obligations are considered embedded derivatives. Additionally, certain annuities contain GMAB and non-life contingent GMWB provisions which are also considered embedded derivatives.  The fair value of the embedded derivatives for annuity related products are included in future policy benefits.  The changes in fair value of the equity indexed annuity embedded derivatives are reflected in interest credited to fixed accounts.  The changes in fair value of the GMWB and GMAB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.  At December 31, 2007 and 2006, the total fair value of these instruments, excluding the host contract and a liability for life contingent GMWB benefits of $2 million and nil, respectively, was a net liability of $220 million and $33 million, respectively.

15.       Fair Value of Financial Instruments

The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 2007 and 2006, and require management judgment to estimate such values. These figures may not be indicative of future fair values. Additionally, management believes the value of excluded assets and liabilities is significant.  The fair value of RiverSource Life, therefore, cannot be estimated by aggregating the amounts presented herein. The following table discloses carrying values and fair values of financial instruments at December 31:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Assets for which carrying values approximate fair values	$80,946	$80,946	$75,336	$75,336
Commercial mortgage loans, net	2,892	2,868	2,790	2,875
Other investments	58	59	108	112

Financial Liabilities
Net liabilities for which carrying values approximate fair values	$177	$177	$(10)	$(10)
Fixed account reserves	18,622	18,077	21,626	20,981
Separate account liabilities	51,764	49,388	43,516	41,623

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.       Fair Value of Financial Instruments (Continued)

Financial Assets
Assets for which carrying values approximate fair values include cash and cash equivalents, Available-for-Sale securities, policy loans, trading securities, separate account assets and derivative financial instruments. Generally these assets are either short-term in duration, variable rate in nature or are recorded at fair value on the Consolidated Balance Sheets.

The fair value of commercial mortgage loans, except those with significant credit deterioration, was estimated using discounted cash flow analysis, based on current interest rates for loans with similar terms to borrowers of similar credit quality. For loans with significant credit deterioration, fair values were based on estimates of future cash flows discounted at rates commensurate with the risk inherent in the revised cash flow projections, or for collateral dependent loans, on collateral values.

Other investments include RiverSource Life’s interest in syndicated loans, which are carried at amortized cost less allowance for losses.  Fair values were based on quoted market prices.

Financial Liabilities
Liabilities for which carrying values approximate fair values include certain other liabilities and derivative liabilities.  Generally these liabilities are either short-term in duration, variable rate in nature or are recorded at fair value on the Consolidated Balance Sheets.

Fair values of fixed annuities in deferral status were estimated as the accumulated value less applicable surrender charges. For annuities in payout status, fair value was estimated using discounted cash flows based on current interest rates. The fair value of these reserves excluded life insurance-related elements of $1.5 billion as of both December 31, 2007 and 2006.  If the fair value of the fixed annuities were realized, the write-off of DAC and DSIC would be $308 million and $422 million as of December 31, 2007 and 2006, respectively.

Fair values of separate account liabilities, excluding life insurance-related elements of $6.3 billion and $5.8 billion as of December 31, 2007 and 2006, respectively, were estimated as the accumulated value less applicable surrender charges.  If the fair value of the separate account liabilities were realized, the surrender charges received would be offset by the write-off of the DAC and DSIC associated with separate account liabilities of $2.5 billion and $2.3 billion as of December 31, 2007 and 2006, respectively.

16.       Commitments and Contingencies

At December 31, 2007 and 2006, RiverSource Life had no material commitments to purchase investments other than mortgage loan fundings (see Note 4).

RiverSource Life’s annuity and life products all have minimum interest rate guarantees in their fixed accounts.  As of December 31, 2007, these guarantees range up to 5.0%.  To the extent the yield on RiverSource Life’s invested assets portfolio declines below its target spread plus the minimum guarantee, RiverSource Life’s profitability would be negatively affected.

The Securities and Exchange Commission, the Financial Industry Regulatory Authority, commonly referred to as FINRA, and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements.  RiverSource Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

RiverSource Life maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission (“SEC”) regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to RiverSource Life’s management, including its principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.  It should be noted that, because of inherent limitations, RiverSource Life’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

The management of RiverSource Life is responsible for establishing and maintaining adequate internal control over financial reporting.

RiverSource Life’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

•                  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of RiverSource Life;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of RiverSource Life are being made only in accordance with authorizations of management and directors of RiverSource Life; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of RiverSource Life’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

RiverSource Life’s management assessed the effectiveness of RiverSource Life’s internal control over financial reporting as of December 31, 2007. In making this assessment, RiverSource Life’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, RiverSource Life believes that, as of December 31, 2007, RiverSource Life’s internal control over financial reporting is effective.

This annual report does not include an attestation report of River Source Life’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by RiverSource Life’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit RiverSource Life to provide only management’s report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Ernst & Young LLP (“Ernst & Young”) as independent registered public accounting firm to audit the Consolidated Financial Statements of RiverSource Life for the years ended December 31, 2007 and 2006.

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by Ernst & Young for the audit of RiverSource Life’s financial statements for the years ended December 31, 2007 and 2006 and other fees billed for other services rendered by Ernst & Young during those periods.

	2007	2006
	(in thousands)
Audit Fees(1)	$1,819	$1,741
Tax Fees	—	—
All Other Fees	—	—
Total	$1,819	$1,741

(1)

Audit fees included audit work performed in the review and preparation of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

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

In 2007 and 2006, 100% of the services provided by Ernst & Young for RiverSource Life were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV

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

RIVERSOURCE LIFE INSURANCE COMPANY

Registrant

February 29, 2008	By	/s/ Timothy V. Bechtold
Date		Timothy V. Bechtold, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 29, 2008		/s/ Gumer C. Alvero
Date		Gumer C. Alvero, Director and Executive Vice
President - Annuities

February 29, 2008		/s/ Timothy V. Bechtold
Date		Timothy V. Bechtold, Director and President

February 29, 2008		/s/ Brian J. McGrane
Date		Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer

February 29, 2008		/s/ David K. Stewart
Date		David K. Stewart, Vice President and Controller

February 29, 2008		/s/ Kevin E. Palmer
Date		Kevin E. Palmer, Director, Vice President and
Chief Actuary

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

3.1	Copy of Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.

3.1.1	Copy of Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.

3.2

Copy of Amended and Restated By-Laws of RiverSource Life Insurance Company dated June 22, 2006, filed as Exhibit 27(f)(2) to Post-Effective Amendment No. 28 to Registration Statement No. 333-69777, is incorporated by reference.

4.1

Instruments defining the rights of security holders, including indentures, are incorporated by reference to Registration Statement Nos. 333-92297, 333-139763, 333-73958, 333-139759, 333-74865, 333-139760, 333-82149, 333-139761, 333-85567, 333-139762, 33-47302, 333-79311, 333-114888 and 33-28976.

10.1

Copy of Principal Underwriter Agreement for Variable Annuities and Variable Life Insurance between RiverSource Life Insurance Company and RiverSource Distributors, Inc. effective Jan. 1, 2007, filed as Exhibit 10.1 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

10.2

Copy of Selling Agreement by and among RiverSource Life Insurance Company, RiverSource Distributors, Inc. and Ameriprise Financial Services, Inc. effective Jan. 1, 2007, filed as Exhibit 10.2 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

10.3

Copy of Marketing Support Services Agreement between Ameriprise Financial Services, Inc. and RiverSource Life Insurance Company effective Jan. 1, 2007, filed as Exhibit 10.3 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

10.4

Copy of Investment Management and Services Agreement between RiverSource Investments, LLC and RiverSource Life Insurance Company effective Jan. 1, 2007, filed as Exhibit 10.4 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

10.5

Form of Federal Income Tax Sharing Agreement by and among RiverSource Life Insurance Company, RiverSource Life Insurance Co. of New York and Ameriprise Financial, Inc. effective Jan. 1, 2007, filed as Exhibit 10.5 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

10.6

Copy of Agreement by and among RiverSource Life Insurance Company, Ameriprise India Private Limited, and Ameriprise Financial, Inc. (a/k/a/ Supplementary Agreement No. 1) effective Jan. 1, 2007, filed as Exhibit 10.6 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

10.7

Copy of Management, Service & Marketing Support Agreement by and between RiverSource Investments, LLC, RiverSource Service Corporation and RiverSource Life Insurance Company effective Jan. 1, 2007, filed as Exhibit 10.7 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

10.8

Copy of RiverSource Variable Portfolio Funds Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective Jan. 1, 2007, filed as Exhibit 10.8 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

E-1

EXHIBIT INDEX (Continued)

*31.1	Certification of Timothy V. Bechtold, President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1

Certification of Timothy V. Bechtold, President, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed electronically herewith.

E-2