Form 10-Q
period 2008-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2008-05-07
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2008, $20,446; 2007, $21,020)	$20,213	$20,792
Common and preferred stocks, at fair value (cost: 2008 and 2007, $30)	25	29
Commercial mortgage loans, at cost (less allowance for loan losses: 2008 and 2007, $16)	2,906	2,892
Policy loans	706	697
Trading securities and other investments	63	67
Total investments	23,913	24,477

Cash equivalents	1,085	973
Reinsurance recoverables	1,377	1,290
Amounts due from brokers	2	123
Other accounts receivable	109	118
Accrued investment income	252	252
Deferred acquisition costs	4,480	4,429
Deferred sales inducement costs	527	511
Other assets	551	539
Separate account assets	54,865	58,070

Total assets	$87,161	$90,782

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$26,676	$26,977
Policy claims and other policyholders’ funds	98	91
Amounts due to brokers	359	361
Deferred income taxes, net	21	133
Other liabilities	481	430
Separate account liabilities	54,865	58,070
Total liabilities	82,500	86,062

Shareholder’s equity:
Common shares, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,031	2,031
Retained earnings	2,787	2,842
Accumulated other comprehensive loss, net of tax	(160)	(156)
Total shareholder’s equity	4,661	4,720

Total liabilities and shareholder’s equity	$87,161	$90,782

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2008	2007
Revenues
Premiums	$116	$117
Net investment income	413	385
Policy and contract charges	316	286
Other revenue	66	57
Net realized investment gains (losses)	(23)	7

Total revenues	888	852

Benefits and expenses
Benefits, claims, losses and settlement expenses	294	151
Interest credited to fixed accounts	176	217
Amortization of deferred acquisition costs	135	112
Separation costs	—	38
Other insurance and operating expenses	188	185

Total benefits and expenses	793	703

Pretax income	95	149
Income tax provision (benefit)	(5)	33

Net income	$100	$116

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$100	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs and deferred sales inducement costs	152	128
Capitalization of deferred acquisition costs and deferred sales inducement costs	(175)	(212)
Amortization of premium, net	16	19
Deferred income taxes	(94)	35
Contractholder and policyholder charges, non-cash	(58)	(57)
Net realized investment losses (gains)	23	(7)
Net realized gain on trading securities and equity method investments in hedge funds	—	(2)
Change in operating assets and liabilities:
Trading securities and equity method investments in hedge funds, net	—	78
Future policy benefits for traditional life, disability income and long term care insurance	73	78
Policy claims and other policyholders’ funds	7	5
Reinsurance recoverables	(87)	(37)
Other accounts receivable	9	(12)
Accrued investment income	—	5
Other assets and liabilities, net	235	(32)

Net cash provided by operating activities	201	105

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	54	754
Maturities, sinking fund payments and calls	677	449
Purchases	(223)	(128)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	63	121
Purchases	(73)	(48)
Change in policy loans, net	(9)	(6)

Net cash provided by investing activities	489	1,142

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	350	222
Net transfers from (to) separate accounts	14	(102)
Surrenders and other benefits	(804)	(991)
Other	(13)	—
Cash dividends to Ameriprise Financial, Inc.	(125)	(150)
Net cash used in financing activities	(578)	(1,021)

Net increase in cash equivalents	112	226
Cash equivalents at beginning of period	973	160

Cash equivalents at end of period	$1,085	$386

Supplemental Disclosures:
Income taxes paid	$19	$9

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at December 31, 2006	$3	$2,021	$3,455	$(209)	$5,270

Change in accounting principles	—	—	(134)	—	(134)
Other comprehensive income:
Net income	—	—	116	—	116
Change in unrealized holding losses on securities, net	—	—	—	56	56
Total other comprehensive income					172
Cash dividends to Ameriprise Financial, Inc.	—	—	(150)	—	(150)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	9	—	—	9
Balances at March 31, 2007	$3	$2,030	$3,287	$(153)	$5,167

Balances at December 31, 2007	$3	$2,031	$2,842	$(156)	$4,720
Change in accounting principles	—	—	(30)	—	(30)
Other comprehensive income:				—
Net income	—	—	100	—	100
Change in unrealized holding losses on securities, net	—	—	—	(4)	(4)
Total other comprehensive income					96
Cash dividends to Ameriprise Financial, Inc.	—	—	(125)	—	(125)
Balances at March 31, 2008	$3	$2,031	$2,787	$(160)	$4,661

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

Reclassifications

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain reclassifications of prior period amounts have been made to conform to the current presentation, including new income statement captions which are described in Note 1 of RiverSource Life’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (the “2007 10-K”).  These reclassifications were made to enhance transparency and to better align the financial statement line captions with the key drivers of the business.  RiverSource Life did not change its revenue and expense recognition policies and the reclassifications did not result in any changes to consolidated net income or shareholder’s equity.  The interim financial information in this report has not been audited.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in RiverSource Life’s 2007 10-K.

Income Statement Reclassifications

The following table shows the impact of the new captions and the reclassifications made to RiverSource Life’s previously reported Consolidated Statements of Income.

	Three Months Ended March 31, 2007
	Previously Reported	Reclassified
	(in millions)
Revenues
Premiums	$93	$117
Net investment income	382	385
Policy and contract charges	164	286
Other revenue	188	57
Net realized investment gains	7	7

Total revenues	834	852

Benefits and expenses
Benefits, claims, losses and settlement expenses	118	151
Interest credited to fixed accounts	236	217
Amortization of deferred acquisition costs	112	112
Separation costs	38	38
Other insurance and operating expenses	181	185

Total benefits and expenses	685	703

Pretax income	149	149
Income tax provision	33	33

Net income	$116	$116

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.              Basis of Presentation (Continued)

Statement of Cash Flows Reclassifications

The effect of reclassifications on prior period net cash flows related to operating, investing and financing activities is summarized below.

Three Months Ended March 31, 2007
(in millions)

Net cash provided by operating activities, previous presentation	$10
Reclassification for annuity transfers	75
Reclassification for policy loans	(1)
Other reclassifications	21
Net cash provided by operating activities, adjusted for these reclassifications	$105

Net cash provided by investing activities, previous presentation	$1,168
Reclassification for policy loans	(6)
Other reclassifications	(20)
Net cash provided by investing activities, adjusted for these reclassifications	$1,142

Net cash used in financing activities, previous presentation	$(952)
Reclassification for annuity transfers	(75)
Reclassification for policy loans	7
Other reclassifications	(1)
Net cash used in financing activities, adjusted for these reclassifications	$(1,021)

2.              Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair values of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. RiverSource Life is currently evaluating the impact of SFAS 161 on its disclosures. RiverSource Life’s adoption of SFAS 161 will not impact its consolidated financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and goodwill acquired.  SFAS 141(R) also requires an acquirer to disclose information about the financial effects of a business combination.  SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.  RiverSource Life will apply the standard to any business combinations within the scope of SFAS 141(R) occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent.  SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the Consolidated Balance Sheets, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the Consolidated Statements of Income.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited.  The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented.  RiverSource Life is currently evaluating the impact of SFAS 160 on its consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.              Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. RiverSource Life adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives RiverSource Life uses to hedge its exposure to market risk related to certain variable annuity riders.  RiverSource Life initially recorded these derivatives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”).  SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price RiverSource Life would receive to sell the derivatives to a market participant (an exit price).  The adoption of SFAS 157 also resulted in adjustments to the fair value of RiverSource Life’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, RiverSource Life adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses and adjusting the rate used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in the current quarter’s earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. As RiverSource Life’s estimate of this credit spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $26 million, net of DAC and DSIC amortization and income taxes based on March 31, 2008 credit spreads.

In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), RiverSource Life will defer the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In January 2008, the FASB published for comment Proposed FSP FAS 157-c “Measuring Liabilities under FASB Statement No. 157” (“FSP 157-c”).  FSP 157-c would amend SFAS 157 to clarify the accounting principles on the fair value measurement of liabilities.  RiverSource Life is monitoring the impact that this proposed FSP could have on its consolidated financial condition and results of operations.   See Note 5 for additional information regarding RiverSource Life’s adoption of SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  RiverSource Life adopted FIN 48 as of January 1, 2007.  The effect of adopting FIN 48 on RiverSource Life’s consolidated financial condition and results of operations was not material.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.              Separation and Distribution of Ameriprise Financial, Inc. from American Express

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  Through 2007, RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  The separation from American Express was completed in 2007.

4.              Investments

The following is a summary of Available-for-Sale securities by type:

March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,499	$175	$(333)	$12,341
Mortgage and other asset-backed securities	7,436	59	(164)	7,331
U.S. government and agencies obligations	248	11	—	259
State and municipal obligations	165	5	(3)	167
Foreign government bonds and obligations	96	17	—	113
Structured investments(a)	2	—	—	2
Total fixed maturities	20,446	267	(500)	20,213
Common and preferred stocks	30	—	(5)	25
Total	$20,476	$267	$(505)	$20,238

(a)   Includes unconsolidated collateralized debt obligations.

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,870	$112	$(307)	$12,675
Mortgage and other asset-backed securities	7,637	33	(84)	7,586
U.S. government and agencies obligations	249	7	(1)	255
State and municipal obligations	165	3	(6)	162
Foreign government bonds and obligations	97	15	—	112
Structured investments(a)	2	—	—	2
Total fixed maturities	21,020	170	(398)	20,792
Common and preferred stocks	30	—	(1)	29
Total	$21,050	$170	$(399)	$20,821

(a)   Includes unconsolidated collateralized debt obligations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.              Investments (Continued)

Net realized investment gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Gross realized investment gains	$9	$13
Gross realized investment losses	(2)	(6)
Other-than-temporary impairments	(30)	—

The $30 million of other-than-temporary impairments for the three months ended March 31, 2008 related to three Alt-A mortgage-backed securities.

5.              Fair Values of Assets and Liabilities

Effective January 1, 2008, RiverSource Life adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is exchanged in an orderly transaction; it is not a forced liquidation or distressed sale.

Valuation Hierarchy

Under SFAS 157, RiverSource Life categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by RiverSource Life’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Determination of Fair Value

RiverSource Life uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. RiverSource Life’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. RiverSource Life’s income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, RiverSource Life maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Assets

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. RiverSource Life’s remaining cash equivalents are classified as Level 2 and are measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.              Fair Values of Assets and Liabilities (Continued)

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are measured using independent pricing models from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries. Level 2 securities include: agency mortgage-backed securities; certain non-agency mortgage-backed securities, asset-backed securities, municipal and corporate bonds; and certain U.S. and foreign government and agency securities. Level 3 securities include certain non-agency mortgage-backed securities, asset-backed securities and corporate bonds.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. These assets are classified as Level 2.

Derivatives

The fair value of derivatives that are traded in certain over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include interest rate swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements. Structured derivatives that are used by RiverSource Life to hedge its exposure to market risk related to certain variable annuity riders are classified as Level 3.

Liabilities

Embedded Derivatives

Variable Annuity Riders – Guaranteed Minimum Accumulation Benefit and Guaranteed Minimum Withdrawal Benefit

RiverSource Life values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk, and expenses less embedded derivative fees.  The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to policyholder behavior assumptions and margins for risk, profit and expenses that RiverSource Life believes an exit market participant would expect. The fair value of these embedded derivatives also reflects a current estimate of RiverSource Life’s nonperformance risk specific to these liabilities. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivative liability attributable to these provisions is recorded in future policy benefits.

Equity Indexed Annuities

RiverSource Life uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its equity indexed annuities. The inputs to these calculations are primarily market observable. As a result, these measurements are classified as Level 2. The embedded derivative liability attributable to the provisions of RiverSource Life’s equity indexed annuities is recorded in future policy benefits.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.              Fair Values of Assets and Liabilities (Continued)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)

Assets
Available-for-Sale:
Fixed maturities	$20	$18,384	$1,809	$20,213
Common and preferred stocks	—	25	—	25
Cash equivalents	9	1,076	—	1,085
Other assets	—	58	332	390
Separate account assets	—	54,865	—	54,865
Total assets at fair value	$29	$74,408	$2,141	$76,578

Liabilities
Future policy benefits	$—	$37	$295	$332
Other liabilities	—	2	—	2
Total liabilities at fair value	$—	$39	$295	$334

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended March 31, 2008
	Available-for- Sale Securities: Fixed Maturities		Other Assets		Future Policy Benefits
	(in millions)

Balance, January 1	$1,810		$280			$(158)
Total gains (losses) included in:
Net income	(27	)(1)	52	(3)	(124	)(4)
Other comprehensive income	(38)		—		—
Purchases, sales, issuances and settlements, net	64		—		(13)
Transfers in (out)	—		—		—
Balance, March 31	$1,809		$332		$(295)
Change in unrealized gains (losses) included in net income relating to assets and liabilities held at March 31	$(30	)(2)	$52	(3)	$(124	)(4)

(1)   Represents a $28 million loss included in net realized investment gains (losses) and a $1 million gain included in net investment income in the Consolidated Statements of Income.

(2)   Included in net realized investment gains (losses) in the Consolidated Statements of Income and primarily represents other-than-temporary impairments recorded on securities still held for which future cash flows could still be realized.

(3)   Included in net investment income in the Consolidated Statements of Income.

(4)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

During the reporting period, there were no material assets or liabilities measured at fair value on a non-recurring basis.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$4,429	$4,411
Cumulative effect of accounting change	36	(204)
Capitalization of acquisition costs	151	180
Amortization	(135)	(112)
Impact of changes in net unrealized securities gains and losses	(1)	(20)
Balance at March 31	$4,480	$4,255

The balances of and changes in DSIC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$511	$452
Cumulative effect of accounting change	9	(11)
Capitalization of sales inducements	24	32
Amortization	(17)	(16)
Impact of change in net unrealized securities gains and losses	—	(4)
Balance at March 31	$527	$453

Effective January 1, 2008, RiverSource Life adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively.  See Note 2 and Note 5 for additional information regarding SFAS 157.

Effective January 1, 2007, RiverSource Life adopted SOP 05-1 and recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

7.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Fixed annuities	$13,929	$14,382
Equity indexed annuities accumulated host values	249	253
Equity indexed annuities embedded derivatives	37	53
Variable annuities fixed sub-accounts	5,389	5,419
Guaranteed minimum withdrawal benefits variable annuity guarantees	215	136
Guaranteed minimum accumulation benefits variable annuity guarantees	83	33
Other variable annuity guarantees	26	27
Total annuities	19,928	20,303
Variable universal life (“VUL”)/universal life insurance	2,575	2,568
Other life, disability income and long term care insurance	4,173	4,106
Total future policy benefits	26,676	26,977
Policy claims and other policyholders’ funds	98	91
Total future policy benefits and policy claims and other policyholders’ funds	$26,774	$27,068

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities (Continued)

Separate account liabilities consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Variable annuity variable sub-accounts	$49,056	$51,764
VUL insurance variable sub-accounts	5,752	6,244
Other insurance variable sub-accounts	57	62
Total separate account liabilities	$54,865	$58,070

8.              Income Taxes

RiverSource Life’s effective tax rate was (5%) for the three months ended March 31, 2008, compared to 22% for the three months ended March 31, 2007. The decrease in the effective tax rates primarily reflects a $29 million tax benefit related to changes in the status of current audits as well as the level of pretax income relative to tax advantaged items, including the dividends received deduction for the three months ended March 31, 2008.

RiverSource Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets was established as of March 31, 2008 and December 31, 2007.

As of March 31, 2008 and December 31, 2007, RiverSource Life had $89 million and $97 million, respectively, of gross unrecognized tax benefits.  If recognized, approximately $20 million and $49 million, net of federal tax benefits as of March 31, 2008 and December 31, 2007, respectively, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of interest and penalties of $4 million for the three months ended March 31, 2008.  RiverSource Life had a $5 million and a $1 million receivable related to interest and penalties accrued at March 31, 2008 and December 31, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of RiverSource Life, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $15 to $20 million in the next 12 months.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Contingencies

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

ITEM 2.                       MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Part I, Item 1.  RiverSource Life Insurance Company and its subsidiary are referred to collectively in this Form 10-Q as “RiverSource Life”.  This narrative analysis may contain forward-looking statements that reflect RiverSource Life’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  RiverSource Life believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (“2007 10-K”), as well as its current reports on Form 8-K and other publicly available information.

RiverSource Life follows U.S. generally accepted accounting principles (“GAAP”), and the following discussion is presented on a consolidated basis consistent with GAAP.

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

Ameriprise Financial was formerly a wholly owned subsidiary of American Express Company (“American Express”).  On February 1, 2005, the American Express Board of Directors announced its intention to pursue the disposition of 100% of its shareholdings in Ameriprise Financial (the “Separation”) through a tax-free distribution to American Express shareholders.  Effective as of the close of business on September 30, 2005, American Express completed the Separation and the distribution of Ameriprise Financial common shares to American Express shareholders (the “Distribution”).  In connection with the Distribution, Ameriprise Financial entered into certain agreements with American Express to effect the Separation and to define the responsibility for obligations arising before and after the date of the Distribution, including, among others, obligations relating to transition services, taxes, and employees.  Through 2007, RiverSource Life was allocated certain expenses incurred as a result of Ameriprise Financial becoming an independent company.  The separation from American Express was completed in 2007.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Overview

Consolidated net income was $100 million for the three months ended March 31, 2008 compared to $116 million for the three months ended March 31, 2007, a decrease of $16 million.  Pretax income decreased $54 million to $95 million for the three months ended March 31, 2008 from $149 million for the three months ended March 31, 2007.  Financial markets drove the decrease through an increase in the cost of providing for variable annuity living benefit guarantees, after hedging, higher deferred acquisition cost (“DAC”) and deferred sales inducement cost (“DSIC”) amortization and net realized investment losses due to the impairment of three Alt-A mortgage-backed securities offset partially by income from policy and contract charges.  Included in consolidated net income for the three months ended March 31, 2007 was $38 million in pretax non-recurring separation costs.

RiverSource Life also recognized $29 million of tax benefits in the three months ended March 31, 2008.

Revenues

Net investment income increased $28 million or 7.3% to $413 million for the three months ended March 31, 2008 reflecting increased income attributable to derivatives hedging guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions partially offset by declining average fixed annuity balances.

Policy and contract charges increased $30 million or 10.5% to $316 million for the three months ended March 31, 2008.   The increase is driven by an increase in guaranteed benefit rider fees on variable annuities and growth in cost-of-insurance fees for variable universal life/universal life insurance as a result of volume increases.

Other revenue increased $9 million or 15.8% to $66 million for the three months ended March 31, 2008 reflecting higher marketing support and administrative fees due to higher average underlying separate account asset values.

Net realized investment losses were $23 million for the three months ended March 31, 2008 compared to net realized investment gains of $7 million for the three months ended March 31, 2007.  Included in net realized investment losses for the three months ended March 31, 2008 was the impairment of three Alt-A mortgage-backed securities of $30 million.   For the three months ended March 31, 2008, $9 million of gross realized investment gains were partially offset by $2 million of gross realized losses, classified as Available-for-Sale.  For the three months ended March 31, 2007, $13 million of gross realized investment gains were partially offset by $6 million of gross realized investment losses classified as Available-for-Sale.

Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2008 were $793 million, an increase of $90 million from the three months ended March 31, 2007 total of $703 million.

Benefits, claims, losses and settlement expenses increased $143 million or 94.7% to $294 million for the three months ended March 31, 2008 driven by an increase in the cost of providing for guaranteed benefits associated with the variable annuity living benefit riders which increased $151 million, primarily due to changes in financial market factors.

Interest credited to fixed accounts decreased by $41 million or 18.9% to $176 million for the three months ended March 31, 2008 primarily due to a continued decline in fixed annuity account balances as well as a decrease from the impact of lower crediting rates on equity indexed annuities.

The amortization of DAC increased $23 million or 20.5% to $135 million. This increase was attributable to the estimated impact of the current quarter’s market decline on estimated gross profit in future periods, and growth in the volume of variable annuity business, offset in part by a decrease in amortization driven by the increased cost of providing for variable annuity guarantees, net of hedging.  Amortization of DAC in the first quarter of 2007 was reduced by favorable adjustments from recognizing increases in certain policyholder charges on select policies, as well as other model enhancements.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing technology platforms.  All separation costs were incurred as of December 31, 2007.

Income Taxes

RiverSource Life’s effective tax rate was (5%) for the three months ended March 31, 2008 compared to 22% for the three months ended March 31, 2007.  The decrease in the effective tax rates primarily reflects a $29 million tax benefit related to changes in the status of current audits as well as the level of pretax income relative to tax advantaged items, including the dividends received deduction, for the three months ended March 31, 2008.  RiverSource Life expects its effective tax rate for the full year 2008 to be in the 15% to 17% range.

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

Market Risk

Equity market and interest rate fluctuations can have a significant impact on RiverSource Life’s results of operations, primarily due to the “spread” income generated on its annuities and universal life (“UL”) insurance products, the value of DAC and DSIC, assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with RiverSource Life’s variable annuities and the values of derivatives held to hedge these benefits.

There have been no material changes in RiverSource Life’s net risk exposure to pretax income based on its sources of market risk during the three months ended March 31, 2008, except for its interest rate risk exposure related to its variable annuity riders. The guaranteed benefits associated with RiverSource Life’s variable annuities are GMWB, GMAB, guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

Interest Rate Risk – Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. At March 31, 2008, if interest rates had hypothetically increased by 100 basis points, and remain at that level for 12 months, RiverSource Life estimates that the fair value of its GMWB and GMAB liabilities would decrease by $157 million and $32 million, respectively, with a favorable impact to pretax income. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives and interest rate swaps. During the three months ended March 31, 2008, RiverSource Life continued to adjust the interest rate swap portfolio to reflect the sensitivity of the liabilities, as well as close down some open exposures from year end. At March 31, 2008, RiverSource Life estimates that for a hypothetical 100 basis point increase in interest rates sustained for a 12 month period, the negative impact of the derivatives on pretax income would be $208 million. Of the $208 million, $189 million is attributable to its GMWB and $19 million is attributable to its GMAB. At March 31, 2008, RiverSource Life estimates that the net impact on pretax income would be an unfavorable $10 million, which consists of an unfavorable impact of $32 million for GMWB and a $13 million favorable impact attributable to GMAB, and a $9 million positive impact related to DAC amortization. At December 31, 2007, RiverSource Life estimated that the net combined impact of these same items on pretax income would be a favorable $14 million.

Nonperformance Risk – Variable Annuity Riders

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, it adjusted the valuation of variable annuity riders by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusted the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk. These adjustments resulted in an adoption impact of a $4 million increase in the current quarter’s earnings, net of DAC and DSIC amortization and income taxes at January 1, 2008. The nonperformance risk adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a significant spread over the LIBOR swap curve as of March 31, 2008. As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $26 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2008 credit spreads.

Credit Risk

RiverSource Life is exposed to credit risk within its investment portfolio, which includes loans, and through derivative and reinsurance counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. RiverSource Life’s potential derivative credit exposure to each counterparty is aggregated with all of its other exposures to the counterparty to determine compliance with established credit and market risk limits at the time it enters into a derivative transaction. RiverSource Life manages credit risk through fundamental credit analysis, issuer and industry concentration guidelines, and diversification requirements. These guidelines and oversight of credit risk are managed through its comprehensive enterprise risk management program that includes members of senior management.

RiverSource Life manages the risk of adverse default experience on these investments by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, RiverSource Life’s exposures from all types of transactions are aggregated and managed in relation to guidelines set by risk tolerance thresholds and external and internal rating quality. RiverSource Life remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

Credit exposures on derivative contracts may take into account enforceable netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, RiverSource Life determines the variability of the contract’s potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

Additionally, RiverSource Life reinsures a portion of the insurance risks associated with its life, disability income and long term care insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.

For additional information regarding our sensitivity to market and credit risk, see “Management’s Narrative Analysis—Risk Management” in RiverSource Life’s 2007 10-K.

Fair Value Measurements

SFAS 157 defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. Fair value assumes the exchange of assets or liabilities in orderly transactions. RiverSource Life includes actual market prices, or observable inputs in its fair value measurements to the extent available. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage-backed and asset-backed securities.

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. RiverSource Life has exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. As a part of RiverSource Life’s risk management process, an internal rating system is used to assess the likelihood that we will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, RiverSource Life performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than the three Alt-A mortgage-backed securities that had credit related impairments recorded in the current period, all contractual payments are expected to be received.

The following table presents RiverSource Life’s residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year (amounts in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime
2004 & prior	$7	$6	$8	$7	$—	$—	$—	$—	$—	$—	$15	$13
2005	90	85	—	—	—	—	—	—	—	—	90	85
2006	19	19	—	—	—	—	—	—	—	—	19	19
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	14	14	—	—	—	—	—	—	—	—	14	14
Total Sub-prime	$130	$124	$8	$7	$—	$—	$—	$—	$—	$—	$138	$131

Alt-A
2004 & prior	$48	$44	$16	$14	$—	$—	$—	$—	$—	$—	$64	$58
2005	254	215	90	74	—	—	—	—	—	—	344	289
2006	38	32	—	—	—	—	—	—	—	—	38	32
2007	33	30	—	—	—	—	—	—	—	—	33	30
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$373	$321	$106	$88	$—	$—	$—	$—	$—	$—	$479	$409
Grand Total	$503	$445	$114	$95	$—	$—	$—	$—	$—	$—	$617	$540

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

On March 26, 2008, RiverSource Life paid cash dividends of $125 million to Ameriprise Financial.  During 2007, RiverSource Life paid cash dividends of $800 million to Ameriprise Financial.  Also during 2007, RiverSource Life of NY paid cash dividends of $83 million to RiverSource Life Insurance Company.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital as of (a)		Regulatory Capital Requirement (b)
	March 31, 2008	December 31, 2007	December 31, 2007
	(in millions)
RiverSource Life Insurance Company	$2,857	$3,017	$442
RiverSource Life Insurance Co. of New York	303	288	34

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

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•                  changes in the valuations, liquidity and volatility in the interest rate, equity market, and foreign exchange environments;

•                  changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation;

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

•                  risks of default by issuers or guarantors of investments RiverSource Life owns or by counterparties to hedge derivative, insurance or reinsurance arrangements;

•                  experience deviations from RiverSource Life’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market volatility underlying RiverSource Life’s hedges on guaranteed benefit annuity riders;

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

•                  RiverSource Life’s ability to recover from catastrophes, both natural and man-made; and

•                  general economic and political factors, including consumer confidence in the economy as well as the ability and inclination of consumers generally to invest, the costs of products and services RiverSource Life consumes in the conduct of its business, and applicable legislation and regulation, including tax law, tax treaties, fiscal and central government treasury policy, and regulatory rulings and pronouncements.

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A of RiverSource Life’s 2007 10-K.

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

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2008.

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

ITEM 1A.              RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life’s 2007 10-K.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: May 7, 2008	By	/s/ Timothy V. Bechtold
Timothy V. Bechtold
President

Date: May 7, 2008	By	/s/ Brian J. McGrane
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