Form 10-Q
period 2008-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2008-08-05
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Common Stock (par value $30 per share)	100,000 shares

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
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2008, $20,156; 2007, $21,020)	$19,553	$20,792
Common and preferred stocks, at fair value (cost: 2008 and 2007, $30)	26	29
Commercial mortgage loans, at cost (less allowance for loan losses: 2008 and 2007, $16)	2,855	2,892
Policy loans	718	697
Trading securities and other investments	196	67
Total investments	23,348	24,477

Cash equivalents	564	973
Reinsurance recoverables	1,417	1,290
Amounts due from brokers	147	123
Other accounts receivable	139	118
Accrued investment income	242	252
Deferred acquisition costs	4,547	4,429
Deferred sales inducement costs	538	511
Deferred income taxes, net	58	—
Other assets	222	491
Separate account assets	55,150	58,070

Total assets	$86,372	$90,734

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$26,269	$26,977
Policy claims and other policyholders’ funds	95	91
Amounts due to brokers	178	361
Deferred income taxes, net	—	133
Other liabilities	341	382
Separate account liabilities	55,150	58,070
Total liabilities	82,033	86,014
Shareholder’s equity:
Common shares, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,031	2,031
Retained earnings	2,664	2,842
Accumulated other comprehensive loss, net of tax	(359)	(156)
Total shareholder’s equity	4,339	4,720

Total liabilities and shareholder’s equity	$86,372	$90,734

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Premiums	$117	$122	$233	$238
Net investment income	322	379	643	769
Policy and contract charges	324	299	640	585
Other revenue	73	63	139	121
Net realized investment gains (losses)	(6)	—	(29)	7

Total revenues	830	863	1,626	1,720

Benefits and expenses
Benefits, claims, losses and settlement expenses	181	176	372	331
Interest credited to fixed accounts	192	215	387	433
Amortization of deferred acquisition costs	127	104	261	217
Separation costs	—	26	—	64
Other insurance and operating expenses	166	193	347	377

Total benefits and expenses	666	714	1,367	1,422

Pretax income	164	149	259	298
Income tax provision	12	36	7	69

Net income	$152	$113	$252	$229

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$252	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition costs and deferred sales inducement costs	(348)	(431)
Amortization of deferred acquisition costs and deferred sales inducement costs	297	247
Premium and discount amortization on Available-for-Sale	30	37
Deferred income taxes	(66)	53
Contractholder and policyholder charges, non-cash	(120)	(101)
Net realized investment losses (gains)	29	(7)
Net realized gain on trading securities and equity method investments in hedge funds	—	(2)
Change in operating assets and liabilities:
Trading securities and equity method investments in hedge funds, net	1	91
Future policy benefits for traditional life, disability income and long term care insurance	145	140
Policy claims and other policyholders’ funds	4	13
Reinsurance recoverables	(127)	(78)
Other accounts receivable	(21)	(25)
Accrued investment income	10	42
Other assets and liabilities, net	(36)	(95)

Net cash provided by operating activities	50	113

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	100	2,296
Maturities, sinking fund payments and calls	1,306	955
Purchases	(627)	(296)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	146	291
Purchases	(221)	(189)
Change in policy loans, net	(21)	(20)

Net cash provided by investing activities	683	3,037

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	876	491
Net transfers to separate accounts	(46)	(201)
Surrenders and other benefits	(1,540)	(1,984)
Other	(32)	—
Cash dividends to Ameriprise Financial, Inc.	(400)	(250)

Net cash used in financing activities	(1,142)	(1,944)

Net increase (decrease) in cash equivalents	(409)	1,206
Cash equivalents at beginning of period	973	160

Cash equivalents at end of period	$564	$1,366

Supplemental Disclosures:
Income taxes paid, net	$100	$47

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at December 31, 2006	$3	$2,021	$3,455	$(209)	$5,270

Change in accounting principles	—	—	(134)	—	(134)
Other comprehensive income:
Net income	—	—	229	—	229
Change in unrealized holding losses on securities, net	—	—	—	(125)	(125)
Total other comprehensive income					104
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	9	—	—	9
Balances at June 30, 2007	$3	$2,030	$3,300	$(334)	$4,999

Balances at December 31, 2007	$3	$2,031	$2,842	$(156)	$4,720
Change in accounting principles	—	—	(30)	—	(30)
Other comprehensive income:
Net income	—	—	252	—	252
Change in unrealized holding losses on securities, net	—	—	—	(204)	(204)
Change in unrealized derivative losses, net	—	—	—	1	1
Total other comprehensive income					49
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2008	$3	$2,031	$2,664	$(359)	$4,339

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

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. All adjustments made were of a normal recurring nature.

Reclassifications

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain reclassifications of prior period amounts have been made to conform to the current presentation, including new income statement captions which are described in Note 1 of RiverSource Life’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (the “2007 10-K”).  In the second quarter of 2008, RiverSource Life reclassified the mark-to-market adjustments on certain derivatives from net investment income to various expense lines where the mark-to-market adjustment on the related embedded derivative resides. The mark-to-market adjustment on derivatives hedging variable annuity living benefits and equity indexed annuities were reclassified to benefits, claims, losses and settlement expenses and interest credited to fixed accounts, respectively.  As part of the December 31, 2007 reclassifications, portions of these mark-to-market adjustments were reclassified from other insurance and operating expenses to net investment income.

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

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Previously Reported	Reclassified	Previously Reported	Reclassified
	(in millions)
Revenues
Premiums	$97	$122	$190	$238
Net investment income	387	379	769	769
Policy and contract charges	169	299	333	585
Other revenue	206	63	394	121
Net realized investment gains	—	—	7	7

Total revenues	859	863	1,693	1,720

Benefits and expenses
Benefits, claims, losses and settlement expenses	116	176	232	331
Interest credited to fixed accounts	248	215	484	433
Amortization of deferred acquisition costs	104	104	217	217
Separation costs	26	26	64	64
Other insurance and operating expenses	216	193	398	377

Total benefits and expenses	710	714	1,395	1,422

Pretax income	149	149	298	298
Income tax provision	36	36	69	69

Net income	$113	$113	$229	$229

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.              Basis of Presentation (Continued)

        Statement of Cash Flows Reclassifications

The effect of reclassifications on prior period net cash flows related to operating, investing and financing activities is summarized below.

Six Months Ended June 30, 2007
(in millions)

Net cash used in operating activities, previous presentation	$(62)
Reclassification for annuity transfers	143
Reclassification for policy loans	1
Other reclassifications	31
Net cash provided by operating activities, adjusted for these reclassifications	$113

Net cash provided by investing activities, previous presentation	$3,087
Reclassification for policy loans	(20)
Other reclassifications	(30)
Net cash provided by investing activities, adjusted for these reclassifications	$3,037

Net cash used in financing activities, previous presentation	$(1,819)
Reclassification for annuity transfers	(143)
Reclassification for policy loans	19
Other reclassifications	(1)
Net cash used in financing activities, adjusted for these reclassifications	$(1,944)

2.              Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. RiverSource Life is currently evaluating the impact of SFAS 161 on its disclosures. RiverSource Life’s adoption of SFAS 161 will not impact its consolidated financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent.  SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the Consolidated Balance Sheets, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the Consolidated Statements of Income.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited.  The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented.  RiverSource Life will apply the provisions of SFAS 160 to any noncontrolling interests held after December 31, 2008.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2.              Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. RiverSource Life adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives RiverSource Life uses to hedge its exposure to market risk related to certain variable annuity riders.  RiverSource Life initially recorded these derivatives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”).  SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price RiverSource Life would receive to sell the derivatives to a market participant (an exit price).  The adoption of SFAS 157 also resulted in adjustments to the fair value of RiverSource Life’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, RiverSource Life adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses and adjusting the rate used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. As RiverSource Life’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

In accordance with FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), RiverSource Life will defer the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In January 2008, the FASB published for comment Proposed FSP FAS 157-c “Measuring Liabilities under FASB Statement No. 157” (“FSP 157-c”).  FSP 157-c would amend SFAS 157 to clarify the accounting principles on the fair value measurement of liabilities.  RiverSource Life is monitoring the impact that this proposed FSP could have on its consolidated financial condition and results of operations.   See Note 5 for additional information regarding the fair values of RiverSource Life’s assets and liabilities.

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

4.              Investments

The following is a summary of Available-for-Sale securities by type:

June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,321	$65	$(472)	$11,914
Mortgage and other asset-backed securities	7,326	28	(240)	7,114
U.S. government and agencies obligations	247	7	(1)	253
State and municipal obligations	164	2	(6)	160
Foreign government bonds and obligations	96	14	—	110
Structured investments(a)	2	—	—	2
Total fixed maturities	20,156	116	(719)	19,553
Common and preferred stocks	30	—	(4)	26
Total	$20,186	$116	$(723)	$19,579

(a)   Includes unconsolidated collateralized debt obligations.

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,870	$112	$(307)	$12,675
Mortgage and other asset-backed securities	7,637	33	(84)	7,586
U.S. government and agencies obligations	249	7	(1)	255
State and municipal obligations	165	3	(6)	162
Foreign government bonds and obligations	97	15	—	112
Structured investments(a)	2	—	—	2
Total fixed maturities	21,020	170	(398)	20,792
Common and preferred stocks	30	—	(1)	29
Total	$21,050	$170	$(399)	$20,821

(a)   Includes unconsolidated collateralized debt obligations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.     Investments (Continued)

Net realized investment gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Gross realized investment gains	$—	$15	$9	$28
Gross realized investment losses	—	(13)	(2)	(19)
Other-than-temporary impairments	(6)	(2)	(36)	(2)

RiverSource Life regularly reviews Available-for-Sale securities for impairments in value considered to be other-than-temporary. The cost basis of securities that are determined to be other-than-temporarily impaired is written down to current fair value with a corresponding charge to net income. A write-down for impairment can be recognized for both credit-related events and for changes in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the principal is returned.

Factors RiverSource Life considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) RiverSource Life’s ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 5) market events that could impact credit ratings, economic and business climate, litigation and government actions and similar external business factors. For structured investments (e.g., mortgage-backed securities), RiverSource Life also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows in assessing potential other-than-temporary impairment of these investments.  Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

For the three and six months ended June 30, 2008, other-than-temporary impairments of $6 million and $36 million, respectively, primarily relate to four Alt-A mortgage-backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of securities:	Value	Losses	Value	Losses	Value	Losses
	(in millions)

Corporate debt securities	$5,100	$(134)	$3,756	$(338)	$8,856	$(472)
Mortgage and other asset-backed securities	2,756	(107)	2,212	(133)	4,968	(240)
U.S. government and agencies obligations	49	—	36	(1)	85	(1)
State and municipal obligations	63	(4)	45	(2)	108	(6)
Foreign government bonds and obligations	8	—	—	—	8	—
Common and preferred stocks	26	(4)	—	—	26	(4)
Total	$8,002	$(249)	$6,049	$(474)	$14,051	$(723)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.     Investments (Continued)

	December 31, 2007
	Less than 12 months		12 months or more		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$1,477	$(45)	$7,083	$(262)	$8,560	$(307)
Mortgage and other asset-backed securities	888	(15)	4,219	(69)	5,107	(84)
U.S. government and agencies obligations	—	—	154	(1)	154	(1)
State and municipal obligations	47	(4)	63	(2)	110	(6)
Foreign government bonds and obligations	—	—	2	—	2	—
Common and preferred stocks	29	(1)	—	—	29	(1)
Total	$2,441	$(65)	$11,521	$(334)	$13,962	$(399)

In evaluating potential other-than-temporary impairments, RiverSource Life considers the extent to which amortized cost exceeds fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	June 30, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	388	$7,117	$(120)	182	$3,344	$(100)	570	$10,461	$(220)
90% - 95%	39	544	(41)	85	1,702	(130)	124	2,246	(171)
80% - 90%	15	175	(29)	57	717	(129)	72	892	(158)
Less than 80%	21	166	(59)	31	286	(115)	52	452	(174)
Total	463	$8,002	$(249)	355	$6,049	$(474)	818	$14,051	$(723)

	December 31, 2007
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	164	$2,015	$(25)	486	$10,169	$(180)	650	$12,184	$(205)
90% - 95%	31	305	(22)	48	811	(57)	79	1,116	(79)
80% - 90%	4	121	(18)	32	461	(66)	36	582	(84)
Less than 80%	1	—	—	10	80	(31)	11	80	(31)
Total	200	$2,441	$(65)	576	$11,521	$(334)	776	$13,962	$(399)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.              Fair Values of Assets and Liabilities

Effective January 1, 2008, RiverSource Life adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries. Level 2 securities include agency mortgage-backed securities; and certain non-agency mortgage-backed securities, asset-backed securities, municipal and corporate bonds, and U.S. and foreign government and agency securities. Level 3 securities include certain non-agency mortgage-backed securities, asset-backed securities, and corporate bonds.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale:
Fixed maturities	$19	$17,772	$1,762	$19,553
Common and preferred stocks	—	26	—	26
Cash equivalents	10	554	—	564
Other assets	—	(16)	74	58
Separate account assets	—	55,150	—	55,150
Total assets at fair value	$29	$73,486	$1,836	$75,351

Liabilities
Future policy benefits	$—	$31	$154	$185
Other liabilities	—	(3)	4	1
Total liabilities at fair value	$—	$28	$158	$186

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.              Fair Values of Assets and Liabilities (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended June 30, 2008
	Available-for- Sale Securities: Fixed Maturities		Other Assets		Future Policy Benefits		Other Liabilities
	(in millions)
Balance, March 31	$1,809		$332		$(295)		$—
Total gains (losses) included in:
Net income	(6	)(1)	(29	)(2)	158	(2)	—
Other comprehensive income	(83)		—		—		—
Purchases, sales, issuances and settlements, net	42		(229)		(17)		(4)
Balance, June 30	$1,762		$74		$(154)		$(4)

Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30	$(6	)(1)	$(11	)(2)	$159	(2)	$—

(1)   Included in net realized investment gains (losses) in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Six Months Ended June 30, 2008
	Available- for-Sale Securities: Fixed Maturities		Other Assets		Future Policy Benefits		Other Liabilities
	(in millions)
Balance, January 1	$1,810		$280		$(158)		$—
Total gains (losses) included in:
Net income	(33	)(1)	23	(3)	34	(3)	—
Other comprehensive income	(121)		—		—		—
Purchases, sales, issuances and settlements, net	106		(229)		(30)		(4)
Balance, June 30	$1,762		$74		$(154)		$(4)

Change in unrealized gains (losses) included in net income relating to assets and liabilities held at June 30	$(36	)(2)	$1	(3)	$35	(3)	$—

(1)	Represents a $34 million loss included in net realized investment gains (losses) and a $1 million gain included in net investment income in the Consolidated Statements of Income.
(2)	Included in net realized investment gains (losses) in the Consolidated Statements of Income.
(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

During the reporting period, there were no material assets or liabilities measured at fair value on a non-recurring basis.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.     Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$4,429	$4,411
Cumulative effect of accounting change	36	(204)
Capitalization of acquisition costs	301	365
Amortization	(261)	(217)
Impact of change in net unrealized securities gains and losses	42	27
Balance at June 30	$4,547	$4,382

The balances of and changes in DSIC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$511	$452
Cumulative effect of accounting change	9	(11)
Capitalization of sales inducements	47	66
Amortization	(36)	(30)
Impact of change in net unrealized securities gains and losses	7	4
Balance at June 30	$538	$481

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

7.     Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Fixed annuities	$13,617	$14,382
Equity indexed annuities accumulated host values	245	253
Equity indexed annuities embedded derivatives	31	53
Variable annuities fixed sub-accounts	5,366	5,419
Guaranteed minimum withdrawal benefits variable annuity guarantees	101	136
Guaranteed minimum accumulation benefits variable annuity guarantees	57	33
Other variable annuity guarantees	29	27
Total annuities	19,446	20,303
Variable universal life (“VUL”)/universal life insurance	2,578	2,568
Other life, disability income and long term care insurance	4,245	4,106
Total future policy benefits	26,269	26,977
Policy claims and other policyholders’ funds	95	91
Total future policy benefits and policy claims and other policyholders’ funds	$26,364	$27,068

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.     Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities (Continued)

Separate account liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Variable annuity variable sub-accounts	$49,376	$51,764
VUL insurance variable sub-accounts	5,720	6,244
Other insurance variable sub-accounts	54	62
Total separate account liabilities	$55,150	$58,070

8.              Income Taxes

RiverSource Life’s effective tax rates were 7% and 3% for the three and six months ended June 30, 2008, respectively, compared to 24% and 23% for the three and six months ended June 30, 2007, respectively. The decrease in the effective tax rates primarily reflects a $10 million and a $39 million tax benefit for the three and six months ended June 30, 2008, respectively, related to changes in the status of current audits as well as the level of pretax income relative to tax advantaged items, including the dividends received deduction for the three and six months ended June 30, 2008.

RiverSource Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2008 and December 31, 2007.

As of June 30, 2008 and December 31, 2007, RiverSource Life had $5 million and $97 million, respectively, of gross unrecognized tax benefits.  If recognized, approximately $15 million and $49 million of permanent items, net of federal tax benefits as of June 30, 2008 and December 31, 2007, respectively, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of interest and penalties of $14 million and $19 million for the three and six months ended June 30, 2008, respectively.  RiverSource Life had a $20 million and a $1 million receivable related to interest and penalties accrued at June 30, 2008 and December 31, 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   However, there are a number of open audits and quantification of a range cannot be made at this time.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction as well as various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, commenced an examination of RiverSource Life’s U.S. income tax returns for 1997 through 2002 in the third quarter of 2005. In the first quarter of 2007, the IRS expanded the period of the examination to include 2003 through 2004. RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2005.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Contingencies

The SEC, the Financial Industry Regulatory Authority, commonly referred to as FINRA, and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements.  RiverSource Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

RiverSource Life follows U.S. generally accepted accounting principles (“GAAP”), and the following discussion is presented on a consolidated basis consistent with GAAP.  In the second quarter of 2008, RiverSource Life reclassified the mark-to-market adjustments on certain derivatives from net investment income to various expense lines where the mark-to-market adjustment on the related embedded derivative resides. The mark-to-market adjustment on derivatives hedging variable annuity living benefits and equity indexed annuities were reclassified to benefits, claims, losses and settlement expenses and interest credited to fixed accounts, respectively.  Prior period amounts were reclassified to conform to the current presentation.

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

Results of Operations for the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

Overview

Consolidated net income was $252 million for the six months ended June 30, 2008 compared to $229 million for the six months ended June 30, 2007, an increase of $23 million.  Pretax income decreased $39 million to $259 million for the six months ended June 30, 2008 from $298 million for the six months ended June 30, 2007.  Financial markets drove the decrease through an increase in the cost of providing for variable annuity living benefit guarantees, after hedging, higher deferred acquisition cost (“DAC”) and deferred sales inducement cost (“DSIC”) amortization and net realized investment losses due to the other-than-temporary impairment of four Alt-A mortgage-backed securities offset partially by income from policy and contract charges.

Included in consolidated net income for the six months ended June 30, 2007 was $64 million in pretax non-recurring separation costs.

RiverSource Life also recognized $39 million of tax benefits in the six months ended June 30, 2008.

Revenues

Total revenues decreased $94 million or 5.5% to $1.6 billion for the six months ended June 30, 2008.

Net investment income decreased $126 million or 16.4% to $643 million for the six months ended June 30, 2008, primarily due to decreased assets driven by a reduction in fixed annuity balances as well as a decline in yield.

Policy and contract charges increased $55 million or 9.4% to $640 million for the six months ended June 30, 2008.   The increase is driven by growth in guaranteed benefit rider fees on variable annuities and cost-of-insurance fees for variable universal life/universal life insurance.

Other revenue increased $18 million or 14.9% to $139 million for the six months ended June 30, 2008 reflecting higher marketing support and administrative fees due to higher average underlying separate account asset values.

Net realized investment losses were $29 million for the six months ended June 30, 2008 compared to net realized investment gains of $7 million for the six months ended June 30, 2007.  Included in net realized investment losses for the six months ended June 30, 2008 was the other-than-temporary impairment of four Alt-A mortgage-backed securities of $36 million.   For the six months ended June 30, 2008, $9 million of gross realized investment gains were offset by $2 million of gross realized losses, classified as Available-for-Sale.  For the six months ended June 30, 2007, $28 million of gross realized investment gains were partially offset by $19 million of gross realized investment losses as well as $2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2008 were $1.37 billion, a decrease of $55 million from the six months ended June 30, 2007 total of $1.42 billion.

Benefits, claims, losses and settlement expenses increased $41 million or 12.4% to $372 million for the six months ended June 30, 2008 driven by an increase in the cost of providing for variable annuity guaranteed living benefits, net of hedges and after recognizing favorable valuation impacts related to Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  Also contributing to the increase in expense was an increase in life insurance claims, up 14%, an increase in long term care benefit claims and a higher cost of providing for variable annuity guaranteed death benefits.  Expenses in the first half of 2007 included an unfavorable $12 million adjustment to reserves for disability income insurance claims.

Interest credited to fixed accounts decreased by $46 million or 10.6% to $387 million for the six months ended June 30, 2008 primarily due to a continued decline in fixed annuity account balances.

The amortization of DAC increased $44 million or 20.3% to $261 million. The increase was driven by the impact of the current period market decline on estimated gross profit in future periods offset in part by a decrease in amortization driven by the increased cost of providing for variable annuity guarantees, net of hedging.  Amortization of DAC in the first six months of 2007 was reduced by favorable adjustments from recognizing increases in certain policyholder charges on select policies, as well as other model enhancements.  The current period included additional DAC amortization of $34 million related to market impacts compared to an $11 million benefit in the prior year period.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing technology platforms.  All separation costs were incurred as of December 31, 2007.

Other insurance and operating expenses decreased $30 million or 8.0% to $347 million for the six months ended June 30, 2008 primarily due to decreased sales and marketing expenses and lower corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 3% for the six months ended June 30, 2008, compared to 23% for the six months ended June 30, 2007.  The decrease in the effective tax rates primarily reflects a $39 million tax benefit, related to changes in the status of current audits as well as the level of pretax income relative to tax advantaged items, including the dividends received deduction for the six months ended June 30, 2008.  RiverSource Life expects its effective tax rate for the full year 2008 to be in the 12% to 14% range.

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

There have been no material changes in RiverSource Life’s net risk exposure to pretax income based on its sources of market risk during the six months ended June 30, 2008, except for its interest rate risk exposure related to its variable annuity riders. The guaranteed benefits associated with RiverSource Life’s variable annuities are guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

Interest Rate Risk – Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. At June 30, 2008, if interest rates had hypothetically increased by 100 basis points, and remain at that level for 12 months, RiverSource Life estimates that the fair value of its GMWB and GMAB liabilities would decrease by $133 million and $28 million, respectively, with a favorable impact to pretax income. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives and interest rate swaps. During the six months ended June 30, 2008, RiverSource Life continued to adjust the hedge portfolio to reflect the sensitivity of the liabilities. At June 30, 2008, RiverSource Life estimates that for a hypothetical 100 basis point increase in interest rates sustained for a 12 month period, the negative impact of the derivatives on pretax income would be $147 million. Of the $147 million, $123 million is attributable to its GMWB and $24 million is attributable to its GMAB. At June 30, 2008, RiverSource Life estimates that the net impact on pretax income would be a favorable $4 million, which consists of a favorable impact of $10 million for GMWB and $4 million attributable to GMAB, and a $10 million negative impact related to DAC amortization. At December 31, 2007, RiverSource Life estimated that the net combined impact of these same items on pretax income would be a favorable $14 million.

Nonperformance Risk – Variable Annuity Riders

SFAS 157 requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, RiverSource Life adjusted the valuation of variable annuity riders by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk. The nonperformance risk adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a significant spread over the LIBOR swap curve as of June 30, 2008. As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $23 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2008 credit spreads.

Credit Risk

RiverSource Life is exposed to credit risk within its investment portfolio, which includes loans, and through derivative and reinsurance counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. RiverSource Life’s potential derivative credit exposure to each counterparty is aggregated with all of its other exposures to the counterparty to determine compliance with established credit guidelines at the time it enters into a derivative transaction. RiverSource Life manages credit risk through fundamental credit analysis, issuer and industry concentration guidelines, and diversification requirements. These guidelines and oversight of credit risk are managed through its comprehensive enterprise risk management program that includes members of senior management.

RiverSource Life manages the risk of adverse default experience on these investments by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, RiverSource Life’s exposures from all types of transactions are aggregated and managed in relation to guidelines set by risk tolerance thresholds and external and internal rating quality. RiverSource Life remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long term historical average used in pricing.

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

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. RiverSource Life has exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. As a part of RiverSource Life’s risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that RiverSource Life will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, RiverSource Life performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than the four Alt-A mortgage-backed securities that had credit-related impairments recorded in the six months ended June 30, 2008, all contractual payments are expected to be received.

The following table presents, as of June 30, 2008, RiverSource Life’s residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year.  For presentation in this table, other-than-temporarily impaired securities are shown at their internal rating of BB and below (amounts in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime
2004 & prior	$6	$5	$8	$6	$—	$—	$—	$—	$—	$—	$14	$11
2005	79	74	6	4	—	—	—	—	—	—	85	78
2006	26	25	—	—	—	—	—	—	—	—	26	25
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	13	12	—	—	—	—	—	—	—	—	13	12
Total Sub-prime	$124	$116	$14	$10	$—	$—	$—	$—	$—	$—	$138	$126

Alt-A
2004 & prior	$46	$42	$15	$7	$—	$—	$—	$—	$—	$—	$61	$49
2005	294	249	76	49	—	—	—	—	20	20	390	318
2006	34	30	—	—	—	—	—	—	—	—	34	30
2007	33	26	—	—	—	—	—	—	—	—	33	26
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$407	$347	$91	$56	$—	$—	$—	$—	$20	$20	$518	$423
Grand Total	$531	$463	$105	$66	$—	$—	$—	$—	$20	$20	$656	$549

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

On March 26 and June 25, 2008, RiverSource Life paid cash dividends of $125 million and $275 million, respectively, to Ameriprise Financial.  On June 25, 2008, RiverSource Life of NY paid cash dividends of $27 million to RiverSource Life Insurance Company.  During 2007, RiverSource Life paid cash dividends of $900 million to Ameriprise Financial.  Also during 2007, RiverSource Life of NY paid cash dividends of $83 million to RiverSource Life Insurance Company.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital as of (a)		Regulatory Capital Requirement(b)
	June 30, 2008	December 31, 2007	December 31, 2007
	(in millions)
RiverSource Life Insurance Company	$2,579	$3,017	$442
RiverSource Life Insurance Co. of New York	278	288	34

(a)

Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)	Regulatory capital requirement is based on the most recent statutory risk-based capital filing.

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

•                  the impact of Ameriprise Financial’s efforts to improve distribution economics and of RiverSource Life’s efforts to grow third party distribution and to realize benefits from reengineering and tax planning;

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

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, RiverSource Life made certain changes to internal controls over financial reporting related to the implementation of a new general ledger system. The system changes were not undertaken in response to any actual or perceived deficiencies in the internal control over financial reporting.  There were no other changes in RiverSource Life’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life’s internal control over financial reporting.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: August 5, 2008	By	/s/ Timothy V. Bechtold
Timothy V. Bechtold
President

Date: August 5, 2008	By	/s/ Brian J. McGrane
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