Form 10-Q
period 2008-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2008-11-05
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008
Common Stock (par value $30 per share)	100,000 shares

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
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2008, $19,403; 2007, $21,020)	$18,214	$20,792
Common and preferred stocks, at fair value (cost: 2008 and 2007, $30)	23	29
Commercial mortgage loans, at cost (less allowance for loan losses: 2008 and 2007, $16)	2,762	2,892
Policy loans	723	697
Trading securities and other investments	195	67
Total investments	21,917	24,477

Cash equivalents	1,148	973
Reinsurance recoverables	1,551	1,290
Amounts due from brokers	16	123
Other accounts receivable	120	118
Accrued investment income	240	252
Deferred acquisition costs	4,412	4,429
Deferred sales inducement costs	523	511
Deferred income taxes, net	296	—
Other assets	487	491
Separate account assets	49,929	58,070

Total assets	$80,639	$90,734

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$26,505	$26,977
Policy claims and other policyholders’ funds	102	91
Amounts due to brokers	182	361
Deferred income taxes, net	—	133
Other liabilities	334	382
Separate account liabilities	49,929	58,070
Total liabilities	77,052	86,014

Shareholder’s equity:
Common shares, $30 par value;
100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,033	2,031
Retained earnings	2,333	2,842
Accumulated other comprehensive loss, net of tax	(782)	(156)
Total shareholder’s equity	3,587	4,720

Total liabilities and shareholder’s equity	$80,639	$90,734

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Premiums	$122	$123	$356	$361
Net investment income	306	352	962	1,121
Policy and contract charges	415	308	1,054	893
Other revenue	67	66	205	187
Net realized investment gains (losses)	(200)	35	(229)	42

Total revenues	710	884	2,348	2,604

Benefits and expenses
Benefits, claims, losses and settlement expenses	85	248	455	579
Interest credited to fixed accounts	200	212	588	645
Amortization of deferred acquisition costs	222	108	483	325
Separation costs	—	22	—	86
Other insurance and operating expenses	159	196	519	573

Total benefits and expenses	666	786	2,045	2,208

Pretax income	44	98	303	396
Income tax provision (benefit)	—	(1)	7	68

Net income	$44	$99	$296	$328

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$296	$328
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition costs and deferred sales inducement costs	(505)	(630)
Amortization of deferred acquisition costs and deferred sales inducement costs	544	360
Premium and discount amortization on Available-for-Sale	44	54
Deferred income taxes	(77)	140
Contractholder and policyholder charges, non-cash	(183)	(153)
Net realized investment losses (gains)	229	(42)
Net realized gain on trading securities and equity method investments in hedge funds	—	(1)
Change in operating assets and liabilities:
Trading securities and equity method investments in hedge funds, net	1	125
Future policy benefits for traditional life, disability income and long term care insurance	237	207
Policy claims and other policyholders’ funds	11	13
Reinsurance recoverables	(261)	(116)
Other accounts receivable	(2)	(33)
Accrued investment income	12	35
Other assets and liabilities, net	1	(85)

Net cash provided by operating activities	347	202

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	189	2,618
Maturities, sinking fund payments and calls	1,859	1,380
Purchases	(730)	(444)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	231	401
Purchases	(228)	(334)
Change in policy loans, net	(26)	(34)

Net cash provided by investing activities	1,295	3,587

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	1,569	795
Net transfers to separate accounts	—	7
Surrenders and other benefits	(2,223)	(2,928)
Other	(40)	—
Tax adjustment of share-based incentive compensation plan	2	—
Cash dividends to Ameriprise Financial, Inc.	(775)	(800)
Net cash used in financing activities	(1,467)	(2,926)

Net increase in cash equivalents	175	863
Cash equivalents at beginning of period	973	160

Cash equivalents at end of period	$1,148	$1,023

Supplemental Disclosures:
Income taxes paid, net	$128	$48

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2006	$3	$2,021	$3,455	$(209)	$5,270
Change in accounting principles	—	—	(134)	—	(134)
Other comprehensive income:
Net income	—	—	328	—	328
Change in net unrealized securities losses	—	—	—	(24)	(24)
Total other comprehensive income					304
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	10	—	—	10
Balances at September 30, 2007	$3	$2,031	$2,849	$(233)	$4,650

Balances at December 31, 2007	$3	$2,031	$2,842	$(156)	$4,720
Change in accounting principles	—	—	(30)	—	(30)
Other comprehensive income:
Net income	—	—	296	—	296
Change in net unrealized securities losses	—	—	—	(626)	(626)
Total other comprehensive loss					(330)
Tax adjustment of share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(775)	—	(775)
Balances at September 30, 2008	$3	$2,033	$2,333	$(782)	$3,587

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

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Previously Reported	Reclassified	Previously Reported	Reclassified
	(in millions)
Revenues
Premiums	$97	$123	$288	$361
Net investment income	396	352	1,166	1,121
Policy and contract charges	173	308	505	893
Other revenue	213	66	606	187
Net realized investment gains	35	35	42	42

Total revenues	914	884	2,607	2,604

Benefits and expenses
Benefits, claims, losses and settlement expenses	269	248	501	579
Interest credited to fixed accounts	235	212	720	645
Amortization of deferred acquisition costs	108	108	325	325
Separation costs	22	22	86	86
Other insurance and operating expenses	182	196	579	573

Total benefits and expenses	816	786	2,211	2,208

Pretax income	98	98	396	396
Income tax provision (benefit)	(1)	(1)	68	68

Net income	$99	$99	$328	$328

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.             Basis of Presentation (Continued)

                       Statement of Cash Flows Reclassifications

The effect of reclassifications on prior period net cash flows related to operating, investing and financing activities is summarized below.

Nine Months Ended September 30, 2007
(in millions)

Net cash provided by operating activities, previous presentation	$181
Reclassification for annuity transfers	(95)
Reclassification for policy loans	2
Other reclassifications	114
Net cash provided by operating activities, adjusted for these reclassifications	$202

Net cash provided by investing activities, previous presentation	$3,733
Reclassification for policy loans	(34)
Other reclassifications	(112)
Net cash provided by investing activities, adjusted for these reclassifications	$3,587

Net cash used in financing activities, previous presentation	$(3,051)
Reclassification for annuity transfers	95
Reclassification for policy loans	32
Other reclassifications	(2)
Net cash used in financing activities, adjusted for these reclassifications	$(2,926)

2.             Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. RiverSource Life is currently evaluating the impact of SFAS 161 on its disclosures. RiverSource Life’s adoption of SFAS 161 will not impact its consolidated financial condition and results of operations.

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

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. RiverSource Life adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives RiverSource Life uses to hedge its exposure to market risk related to certain variable annuity riders.  RiverSource Life initially recorded these derivatives in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”).  SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price RiverSource Life would receive to sell the derivatives to a market participant (an exit price).  The adoption of SFAS 157 also resulted in adjustments to the fair value of RiverSource Life’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, RiverSource Life adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses and adjusting the rate used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. As RiverSource Life’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

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

4.             Investments

The following is a summary of Available-for-Sale securities by type:

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$11,864	$31	$(951)	$10,944
Mortgage and other asset-backed securities	7,077	31	(310)	6,798
U.S. government and agencies obligations	201	7	(1)	207
State and municipal obligations	164	2	(10)	156
Foreign government bonds and obligations	95	12	—	107
Structured investments(a)	2	—	—	2
Total fixed maturities	19,403	83	(1,272)	18,214
Common and preferred stocks	30	—	(7)	23
Total	$19,433	$83	$(1,279)	$18,237

(a)          Includes unconsolidated collateralized debt obligations.

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,870	$112	$(307)	$12,675
Mortgage and other asset-backed securities	7,637	33	(84)	7,586
U.S. government and agencies obligations	249	7	(1)	255
State and municipal obligations	165	3	(6)	162
Foreign government bonds and obligations	97	15	—	112
Structured investments(a)	2	—	—	2
Total fixed maturities	21,020	170	(398)	20,792
Common and preferred stocks	30	—	(1)	29
Total	$21,050	$170	$(399)	$20,821

(a)          Includes unconsolidated collateralized debt obligations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.             Investments (Continued)

Net realized investment gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Gross realized investment gains	$3	$14	$13	$42
Gross realized investment losses	(3)	—	(5)	(19)
Other-than-temporary impairments	(200)	—	(237)	(2)

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

For the three and nine months ended September 30, 2008, other-than-temporary impairments were $200 million and $237 million, respectively, primarily related to credit-related losses in Lehman Brothers securities, Washington Mutual securities and non-agency residential mortgage-backed securities.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2008
	Less than 12 months		12 months or more		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$5,818	$(354)	$3,417	$(597)	$9,235	$(951)
Mortgage and other asset-backed securities	2,543	(101)	2,273	(209)	4,816	(310)
U.S. government and agencies obligations	49	—	35	(1)	84	(1)
State and municipal obligations	17	—	88	(10)	105	(10)
Foreign government bonds and obligations	14	—	—	—	14	—
Common and preferred stocks	—	—	23	(7)	23	(7)
Total	$8,441	$(455)	$5,836	$(824)	$14,277	$(1,279)

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

In evaluating potential other-than-temporary impairments, RiverSource Life considers the extent to which amortized cost exceeds fair value and the duration of that difference. A key metric in performing this evaluation is the ratio of fair value to amortized cost. The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	September 30, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	330	$5,995	$(119)	118	$1,987	$(55)	448	$7,982	$(174)
90% - 95%	102	1,631	(120)	85	1,578	(129)	187	3,209	(249)
80% - 90%	53	503	(82)	97	1,520	(260)	150	2,023	(342)
Less than 80%	21	312	(134)	70	751	(380)	91	1,063	(514)
Total	506	$8,441	$(455)	370	$5,836	$(824)	876	$14,277	$(1,279)

	December 31, 2007
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	164	$2,015	$(25)	486	$10,169	$(180)	650	$12,184	$(205)
90% - 95%	31	305	(22)	48	811	(57)	79	1,116	(79)
80% - 90%	4	121	(18)	32	461	(66)	36	582	(84)
Less than 80%	1	—	—	10	80	(31)	11	80	(31)
Total	200	$2,441	$(65)	576	$11,521	$(334)	776	$13,962	$(399)

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)

Assets
Available-for-Sale:
Fixed maturities	$19	$16,496	$1,699	$18,214
Common and preferred stocks	—	23	—	23
Cash equivalents	5	1,143	—	1,148
Other assets	—	223	95	318
Separate account assets	—	49,929	—	49,929
Total assets at fair value	$24	$67,814	$1,794	$69,632

Liabilities
Future policy benefits	$—	$25	$331	$356
Other liabilities	—	11	5	16
Total liabilities at fair value	$—	$36	$336	$372

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5.              Fair Values of Assets and Liabilities (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Three Months Ended September 30, 2008
	Available-for- Sale Securities: Fixed Maturities		Other Assets		Future Policy Benefits		Other Liabilities
	(in millions)
Balance, June 30	$1,762		$74		$(154)		$(4)
Total gains (losses) included in:
Net income	(2	)(1)	21	(2)	(159	)(2)	(1	)(2)
Other comprehensive loss	(48)		—		—		—
Purchases, sales, issuances and settlements, net	(13)		—		(18)		—
Balance, September 30	$1,699		$95		$(331)		$(5)

Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30	$(2	)(1)	$21	(2)	$(158	)(2)	$(1	)(2)

(1)         Represents a $4 million loss included in net realized investment gains (losses) and a $2 million gain included in net investment income in the Consolidated Statements of Income.

(2)         Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Nine Months Ended September 30, 2008
	Available- for-Sale Securities: Fixed Maturities		Other Assets		Future Policy Benefits		Other Liabilities
	(in millions)
Balance, January 1	$1,810		$280		$(158)		$—
Total gains (losses) included in:
Net income	(35	)(1)	44	(2)	(125)	(2)	(1	)(2)
Other comprehensive loss	(169)		—		—		—
Purchases, sales, issuances and settlements, net	93		(229)		(48)		(4)
Balance, September 30	$1,699		$95		$(331)		$(5)

Change in unrealized gains (losses) included in net income relating to assets and liabilities held at September 30	$(37	)(3)	$22	(2)	$(123	)(2)	$(1	)(2)

(1)         Represents a $41 million loss included in net realized investment gains (losses) and a $6 million gain included in net investment income in the Consolidated Statements of Income.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)         Represents a $40 million loss included in net realized investment gains (losses) and a $3 million gain included in net investment income in the Consolidated Statements of Income.

During the reporting period, there were no material assets or liabilities measured at fair value on a non-recurring basis.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.           Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2008, RiverSource Life completed the annual detailed review of valuation assumptions.  In addition, during the third quarter of 2008, RiverSource Life converted to a new industry standard valuation system that provides enhanced modeling capabilities.

The total pretax impacts on RiverSource Life’s assets and liabilities attributable to the review of valuation assumptions and the valuation system conversion during the third quarter of 2008 and the review of the valuation assumptions during the third quarter of 2007 were as follows:

Balance Sheet Impact Debit (credit)	Reinsurance Recoverables	DAC	DSIC	Other Assets	Future Policy Benefits	Other Liabilities	Total
	(in millions)
2008 period	$92	$(82)	$(6)	$1	$96	$5	$106
2007 period	(2)	(16)	3	—	(15)	—	(30)

The total pretax impacts on RiverSource Life’s revenues and expenses attributable to the review of the valuation assumptions and the valuation system conversion for the three months and nine months ended September 30, 2008 and the review of the valuation assumptions for the three months and nine months ended September 30, 2007 were as follows:

Pretax Benefit (charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
	(in millions)
2008 period	$2	$95	$90	$(82)	$1	$106
2007 period	—	(2)	(12)	(16)	—	(30)

The balances of and changes in DAC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$4,429	$4,411
Cumulative effect of accounting change	36	(204)
Capitalization of acquisition costs	441	534
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(401)	(309)
Amortization, impact of valuation assumptions review and valuation system conversion	(82)	(16)
Impact of change in net unrealized securities gains and losses	(11)	9
Balance at September 30	$4,412	$4,425

The balances of and changes in DSIC were as follows:

	2008	2007
	(in millions)
Balance at January 1	$511	$452
Cumulative effect of accounting change	9	(11)
Capitalization of sales inducements	64	96
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(55)	(38)
Amortization, impact of valuation assumptions review and valuation system conversion	(6)	3
Impact of change in net unrealized securities gains and losses	—	1
Balance at September 30	$523	$503

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.     Deferred Acquisition Costs and Deferred Sales Inducement Costs (Continued)

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

7.     Lines of Credit

In September 2008, RiverSource Life, as the lender, entered into a revolving credit agreement with Ameriprise Financial as the borrower.  This line of credit is not to exceed 3% of RiverSource Life’s statutory admitted assets as of the prior year end.  The interest rate for any borrowing is established by reference to LIBOR plus 28 basis points.  In the event of default, an additional 1% interest will accrue during such period of default.  There were no amounts outstanding on this revolving credit agreement as of September 30, 2008.

RiverSource Life had a collateral loan agreement with Ameriprise Financial aggregating up to $75 million which expired on October 31, 2008.

RiverSource Life has available a committed line of credit with Ameriprise Financial aggregating $200 million.  The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points.  There were no amounts outstanding on this line of credit at September 30, 2008.

8.     Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Fixed annuities	$13,530	$14,382
Equity indexed annuities accumulated host values	240	253
Equity indexed annuities embedded derivatives	25	53
Variable annuities fixed sub-accounts	5,496	5,419
Variable annuity guaranteed minimum withdrawal benefits	230	136
Variable annuity guaranteed minimum accumulation benefits	103	33
Other variable annuity guarantees	24	27
Total annuities	19,648	20,303
Variable universal life (“VUL”)/universal life insurance	2,536	2,568
Other life, disability income and long term care insurance	4,321	4,106
Total future policy benefits	26,505	26,977
Policy claims and other policyholders’ funds	102	91
Total future policy benefits and policy claims and other policyholders’ funds	$26,607	$27,068

Separate account liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(in millions)
Variable annuity variable sub-accounts	$44,805	$51,764
VUL insurance variable sub-accounts	5,074	6,244
Other insurance variable sub-accounts	50	62
Total separate account liabilities	$49,929	$58,070

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.     Variable Annuity Guarantees

The majority of the variable annuity contracts offered by RiverSource Life contain guaranteed minimum death benefit (“GMDB”) provisions.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition, RiverSource Life offers contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions.  RiverSource Life previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.  RiverSource Life has established additional liabilities for the variable annuity death benefits, GMIB provisions and for life contingent benefits associated with GMWB provisions.  GMAB and non-life contingent benefits associated with GMWB provisions are considered embedded derivatives and are recorded at fair value.

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

Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge.  The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or 80% of the highest anniversary value, adjusted for withdrawals.  If the contract value is less than the guarantee at the end of the 10-year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value.

The following table provides summary information related to all variable annuity guarantees for which RiverSource Life has established additional liabilities:

Variable Annuity Guarantees by Benefit Type(1)	September 30, 2008	December 31, 2007
	(in millions, except age)
Contracts with GMDB providing for return of premium:
Total contract value	$25,077	$25,804
Contract value in separate accounts	$23,016	$23,892
Net amount at risk(2)	$1,715	$26
Weighted average attained age	61	60
Contracts with GMDB providing for six-year reset:
Total contract value	$15,477	$20,231
Contract value in separate accounts	$12,896	$17,617
Net amount at risk(2)	$1,195	$167
Weighted average attained age	61	60
Contracts with GMDB providing for one-year ratchet:
Total contract value	$6,797	$7,908
Contract value in separate accounts	$6,085	$7,143
Net amount at risk(2)	$1,186	$81
Weighted average attained age	62	61
Contracts with GMDB providing for five-year ratchet:
Total contract value	$1,101	$1,211
Contract value in separate accounts	$1,044	$1,163
Net amount at risk(2)	$61	$1
Weighted average attained age	58	58
Contracts with other GMDB:
Total contract value	$567	$693
Contract value in separate accounts	$524	$639
Net amount at risk(2)	$106	$12
Weighted average attained age	66	65

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.     Variable Annuity Guarantees (Continued)

Variable Annuity Guarantees by Benefit Type(1) (Continued)	September 30, 2008	December 31, 2007
	(in millions, except age)
Contracts with GGU death benefit:
Total contract value	$832	$950
Contract value in separate accounts	$754	$873
Net amount at risk(2)	$68	$80
Weighted average attained age	62	62
Contracts with GMIB:
Total contract value	$706	$927
Contract value in separate accounts	$647	$859
Net amount at risk(2)	$130	$18
Weighted average attained age	62	62
Contracts with GMWB:
Total contract value	$4,214	$5,104
Contract value in separate accounts	$4,086	$4,980
Benefit amount in excess of account value	$666	$22
Weighted average attained age	62	62
Contracts with GMWB for life:
Total contract value	$9,656	$7,958
Contract value in separate accounts	$9,218	$7,685
Benefit amount in excess of account value	$1,324	$33
Weighted average attained age	63	62
Contracts with GMAB:
Total contract value	$2,239	$2,260
Contract value in separate accounts	$2,172	$2,205
Benefit amount in excess of account value	$252	$3
Weighted average attained age	56	55

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

For the nine months ended September 30, 2008, additional liabilities and incurred claims were:

	GMDB & GGU	GMIB	GMWB	GMAB
	(in millions)
Liability balance at January 1	$24	$3	$136	$33
Reported claims	7	—	—	—
Liability balance at September 30	18	6	230	103
Incurred claims (sum of reported and change in liability)	1	3	94	70

10.       Income Taxes

RiverSource Life’s effective tax rates were 0% and 2% for the three and nine months ended September 30, 2008, respectively, compared to (1%) and 17% for the three and nine months ended September 30, 2007, respectively. The decrease in the effective tax rates primarily reflects the level of pretax income relative to tax advantaged items, including the dividends received deduction for the three and nine months ended September 30, 2008, as well as a $39 million tax benefit for the nine months ended September 30, 2008 related to changes in the status of current audits.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

10.       Income Taxes (Continued)

RiverSource Life is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2008 and December 31, 2007.

As of September 30, 2008 and December 31, 2007, RiverSource Life had ($37) million and $97 million, respectively, of gross unrecognized tax benefits.  If recognized, approximately $20 million and $49 million of permanent items, net of federal tax benefits as of September 30, 2008 and December 31, 2007, respectively, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized interest of $5 million for the three months ended September 30, 2008 and a net reduction of interest and penalties of $14 million for the nine months ended September 30, 2008.  RiverSource Life had a $15 million and a $1 million receivable related to interest and penalties accrued at September 30, 2008 and December 31, 2007, respectively.

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

11.       Contingencies

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

Results of Operations for the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

Overview

Consolidated net income was $296 million for the nine months ended September 30, 2008 compared to $328 million for the nine months ended September 30, 2007, a decrease of $32 million.  Pretax income decreased $93 million to $303 million for the nine months ended September 30, 2008 from $396 million for the nine months ended September 30, 2007.

Included in the consolidated net income for the nine months ended September 30, 2008 were pretax net realized investment losses of $229 million primarily related to the other-than-temporary impairment of Lehman Brothers securities, Washington Mutual securities, and various other non-agency, residential mortgage-backed securities partially offset by the favorable impact of the annual review of valuation assumptions and conversion to a new industry standard valuation system that provides enhanced modeling capabilities, both of which occurred during the third quarter of 2008.

In the third quarter of 2008, the valuation assumptions review and the valuation system conversion resulted in a net $106 million benefit.  The review of the valuation assumptions resulted in a decrease in expenses primarily from updating product mortality and expense assumptions for certain life insurance products and from updating fund mix and policyholder behavior assumptions for variable annuities with guaranteed benefits.  The valuation system conversion also resulted in an increase in revenue primarily from improved modeling of the expected value of existing reinsurance agreements and a decrease in expense from modeling annuity amortization periods at the individual policy level.  The review of the valuation assumptions in the third quarter of 2007 resulted in a net $30 million increase in expense from updating product persistency assumptions partially offset by decreases in expense from updating other assumptions.

Also included in the results for the nine months ended September 30, 2008 and 2007 is an $83 million expense and a $15 million benefit, respectively, resulting from the impact of markets on deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”).

The total pretax impacts on RiverSource Life’s assets and liabilities as of September 30, 2008 and 2007 attributable to the annual third quarter review of the valuation assumptions, the valuation system conversion and the impact of markets were as follows:

Balance Sheet Impact Debit (credit)	Reinsurance Recoverables	DAC	DSIC	Other Assets	Future Policy Benefits	Other Liabilities	Total
			(in millions)
2008 period	$92	$(155)	$(16)	$1	$96	$5	$23
2007 period	(2)	(3)	5	—	(15)	—	(15)

The total pretax impacts on RiverSource Life’s revenues and expenses for the nine months ended September 30, 2008 and 2007 attributable to the annual third quarter review of the valuation assumptions, the valuation system conversion and the impact of markets were as follows:

Pretax Benefit (charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
			(in millions)
2008 period	$2	$95	$80	$(155)	$1	$23
2007 period	—	(2)	(10)	(3)	—	(15)

Revenues

Total revenues decreased $256 million or 9.8% to $2.3 billion for the nine months ended September 30, 2008.

Net investment income decreased $159 million or 14.2% to $962 million for the nine months ended September 30, 2008, primarily due to decreased assets driven by a reduction in fixed annuity balances as well as a decline in yield.

Policy and contract charges increased $161 million or 18.0% to $1.1 billion for the nine months ended September 30, 2008 primarily reflecting a $95 million benefit from updating valuation assumptions and converting to a new valuation system as well as growth in guaranteed benefit rider fees on variable annuities and cost-of-insurance fees for variable universal life/universal life insurance.  The impact to policy and contract charges from updating valuation assumptions for the prior year period was immaterial.

Other revenue increased $18 million or 9.6% to $205 million for the nine months ended September 30, 2008 reflecting higher marketing support and administrative fees due to higher average underlying separate account asset values.

Net realized investment losses were $229 million for the nine months ended September 30, 2008 compared to net realized investment gains of $42 million for the nine months ended September 30, 2007.  Included in net realized investment losses for the nine months ended September 30, 2008 is $237 million of other-than-temporary impairments primarily related to credit-related losses in Lehman Brothers securities, Washington Mutual securities and non-agency residential mortgage-backed securities.  For the nine months ended September 30, 2008, $13 million of gross realized investment gains were offset by $5 million of gross realized losses, classified as Available-for-Sale.  Included in net realized investment gains for the nine months ended September

30, 2007 was a decrease of $21 million to the allowance for loan losses on commercial mortgage loans.  For the nine months ended September 30, 2007, $42 million of gross realized investment gains were partially offset by $19 million of gross realized investment losses as well as $2 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Benefits and Expenses

Total benefits and expenses for the nine months ended September 30, 2008 were $2.0 billion, a decrease of $163 million from the nine months ended September 30, 2007 total of $2.2 billion.  Total benefits and expenses reflect the impact of the valuation assumptions review and the valuation system conversion as previously described.

Benefits, claims, losses and settlement expenses decreased $124 million or 21.4% to $455 million for the nine months ended September 30, 2008.  This decrease was primarily the result of a $90 million benefit from updating valuation assumptions and converting to a new valuation system, partially offset by an expense of $10 million from the market’s impact on DSIC and by increases in life, long term care and disability income insurance benefits.  In the prior year period, updating valuation assumptions resulted in $12 million additional expense and an immaterial market impact on DSIC. The nine months ended September 30, 2007 included $39 million of increased benefit expenses from mark-to-market of variable annuity guaranteed benefit riders compared to a decrease of $31 million in the current nine month period.  Expenses in the prior year period also included an unfavorable $12 million adjustment to reserves for disability income insurance claims.

Interest credited to fixed accounts decreased by $57 million or 8.8% to $588 million for the nine months ended September 30, 2008 primarily due to a continued decline in fixed annuity account balances.

The amortization of DAC increased $158 million or 48.6% to $483 million for the nine months ended September 30, 2008, primarily due to an $82 million increase from updating valuation assumptions  and converting to a new valuation system, as well as a $73 million increase from the market’s impact on DAC, partially offset by lower fixed annuity volumes.  In the prior year period, updating valuation assumptions resulted in $16 million of additional DAC amortization partially offset by a benefit of $13 million from the market’s impact on DAC.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing technology platforms.  All separation costs were incurred as of December 31, 2007.

Other insurance and operating expenses decreased $54 million or 9.4% to $519 million for the nine months ended September 30, 2008 primarily due to decreased sales and marketing expenses and lower corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 2% for the nine months ended September 30, 2008, compared to 17% for the nine months ended September 30, 2007.  The decrease in the effective tax rates primarily reflects a $39 million tax benefit, related to changes in the status of current audits as well as the level of pretax income relative to tax advantaged items, including the dividends received deduction for the nine months ended September 30, 2008.

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

Changes in both the equity and fixed income markets during the third quarter of 2008 have affected RiverSource Life’s market risk position.  These changes resulted in lower asset values against which RiverSource Life takes asset-based fees and expenses as well as increases in stated liabilities for variable annuity guaranteed benefits.  The guaranteed benefits associated with RiverSource Life’s variable annuities are guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

To evaluate interest rate and equity price risk, RiverSource Life performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity markets.  Due to the market turmoil in the third quarter of 2008, RiverSource Life also performed sensitivity testing assuming a hypothetical 20% decline in equity markets.

The numbers below show RiverSource Life’s estimate of the pretax impact from equity price risk exposures related to asset-based fees and expenses, and variable annuity riders at September 30, 2008.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
		(in millions)
Asset-based fees and expenses, including DAC amortization	$(98)	$ N/A	$(98)
Variable annuity riders:
GMDB and GMIB	(51)	N/A	(51)
GMWB	(82)	84	2
GMAB	(24)	28	4
DAC amortization	(3)	N/A	(3)
Total variable annuity riders	(160)	112	(48)
Total	$(258)	$112	$(146)

	Equity Price Exposure to Pretax Income
Equity Price Decline 20%	Before Hedge Impact	Hedge Impact	Net Impact
		(in millions)
Asset-based fees and expenses, including DAC amortization	$(159)	$ N/A	$(159)
Variable annuity riders:
GMDB and GMIB	(95)	N/A	(95)
GMWB	(189)	200	11
GMAB	(54)	67	13
DAC amortization	(5)	N/A	(5)
Total variable annuity riders	(343)	267	(76)
Total	$(502)	$267	$(235)

The numbers below show RiverSource Life’s estimate of the pretax impact from interest rate risk exposure related to variable annuity riders at September 30, 2008:

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
		(in millions)
Variable annuity riders:
GMWB	$161	$(185)	$(24)
GMAB	37	(25)	12
DAC amortization	5	N/A	5
Total	$203	$(210)	$(7)

N/A    Not Applicable.

The impact of pretax income from interest rate risk exposure related to RiverSource Life’s fixed annuities, fixed portion of variable annuities and fixed insurance products did not materially change from its disclosures in its “Management’s Narrative Analysis - Risk Management” in its 2007 10-K.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline, that there are no changes in implied market volatility and the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase and a 10% and 20% equity market decline should not be construed as a prediction of future market events.

Equity Price Risk – Variable Annuity Riders

The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions regardless of the performance of the investment assets. For this reason, when equity markets decline, the returns from the separate account assets coupled with guaranteed benefit fees from annuity holders may not be sufficient to fund expected payouts. In that case, reserves must be increased with a negative impact to earnings.  RiverSource Life does not hedge the equity price risk related to GMDB and GMIB. The core derivative instruments with which RiverSource Life hedges the equity price risk of GMWB and GMAB are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps.

Interest Rate Risk – Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call options, interest rate swaps and swaptions.  During the three months ended September 30, 2008, RiverSource Life continued to adjust the hedge portfolio to reflect the sensitivity of the liabilities.

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

Credit exposures on derivative contracts may take into account netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, RiverSource Life determines the variability of the contract’s potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.

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

Fair Value Measurements

RiverSource Life reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, and most investments and cash equivalents are reported at their fair values.  Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  RiverSource Life includes actual market prices, or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available.

RiverSource Life validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale.

Illiquid Markets

Through RiverSource Life’s own experience transacting in the marketplace and through discussions with its pricing vendors, RiverSource Life believes that the market for certain non-agency residential mortgage-backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. This market inactivity has resulted in RiverSource Life applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services).  RiverSource Life considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage-backed securities. The discount rates used for these securities at September 30, 2008 ranged from 11% to 15%.

Residential Mortgage-backed Securities Backed by Subprime or Alt-A Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. RiverSource Life has exposure to these types of loans only through mortgage-backed and asset-backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of RiverSource Life’s risk management process, an internal rating system is used in conjunction with market data as the basis for analysis to assess the likelihood that RiverSource Life will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, RiverSource Life performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than non-agency mortgage-backed securities that had credit-related impairments recorded in the nine months ended September 30, 2008, all contractual payments are expected to be received.

The following table presents, as of September 30, 2008, RiverSource Life’s residential mortgage-backed and asset-backed securities backed by sub-prime and Alt-A mortgage loans by credit rating and vintage year.  For presentation in this table, other-than-temporarily impaired securities are shown at their internal rating of BB and below (amounts in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime
2004 & prior	$5	$5	$8	$6	$—	$—	$—	$—	$—	$—	$13	$11
2005	77	69	—	—	5	4	—	—	—	—	82	73
2006	25	23	—	—	—	—	—	—	—	—	25	23
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	11	10	—	—	—	—	—	—	—	—	11	10
Total Sub-prime	$118	$107	$8	$6	$5	$4	$—	$—	$—	$—	$131	$117

Alt-A
2004 & prior	$46	$41	$15	$10	$—	$—	$—	$—	$—	$—	$61	$51
2005	285	238	72	37	3	2	—	—	20	20	380	297
2006	—	—	—	—	—	—	21	21	6	6	27	27
2007	32	24	—	—	—	—	—	—	—	—	32	24
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$363	$303	$87	$47	$3	$2	$21	$21	$26	$26	$500	$399
Grand Total	$481	$410	$95	$53	$8	$6	$21	$21	$26	$26	$631	$516

Fair Value of Liabilities and Nonperformance Risk

SFAS 157 also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considered the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, RiverSource Life adjusted the valuation of variable annuity riders by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk. The nonperformance risk adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. This nonperformance risk adjustment is based on broker quotes for credit default-swaps.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2008. As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $62 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2008 credit spreads.

As outlined in the credit risk section above, nonperformance risk for derivatives is managed and mitigated primarily through the use of master netting arrangements and collateral arrangements. As of September 30, 2008, any deterioration in RiverSource Life’s derivative counterparties’ credit would not materially impact the financial statements.

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

On March 26, June 25 and September 25, 2008, RiverSource Life paid cash dividends of $125 million, $275 million and $375 million, respectively, to Ameriprise Financial.  On June 25 and September 25, 2008, RiverSource Life of NY paid cash dividends of $27 million and $50 million, respectively, to RiverSource Life Insurance Company.  During 2007, RiverSource Life paid cash dividends of $900 million to Ameriprise Financial.  Also during 2007, RiverSource Life of NY paid cash dividends of $83 million to RiverSource Life Insurance Company.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital as of (a)		Regulatory Capital Requirement(b)
	September 30, 2008	December 31, 2007	December 31, 2007
	(in millions)
RiverSource Life Insurance Company	$2,089	$3,017	$442
RiverSource Life Insurance Co. of New York	157	288	34

(a)

Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)	Regulatory capital requirement is based on the most recent statutory risk-based capital filing.

In response to a question raised during the Ameriprise Financial third quarter earnings conference call on October 29, 2008, management estimated that the risk based capital (“RBC”) ratio of RiverSource Life was above 450% as of September 30, 2008, without adjusting for capital requirements for year-end C3 Phase II analysis and after year-to-date dividends of $775 million to Ameriprise Financial.

Based upon its preliminary assessment, if equity markets fall 30% during the fourth quarter of 2008, RiverSource Life expects that it will maintain an RBC ratio aligned with its targeted levels for AA ratings, inclusive of C3 Phase II capital requirements.  RiverSource Life will finalize the RBC ratio as part of the statutory reporting process in early 2009.

The numerator of RiverSource Life’s estimated RBC ratio was its actual statutory capital as of September 30, 2008, which was impacted by earnings, impairments and variable annuity reserve increases from year-to-date equity market declines of 21% as well as $775 million in dividends paid in 2008 to move excess capital from RiverSource Life to Ameriprise Financial.  The denominator was an estimate of RiverSource Life’s company action level risk-based capital based on September 30, 2008 statutory asset and liability balances.  Importantly, RiverSource Life had no incremental capital requirement from C3 Phase II at year end 2007, and did not include any such capital requirement in the estimate described above.

For RiverSource Life, the declining equity markets affect statutory capital primarily by increasing required reserves for variable annuities.  RiverSource Life’s living benefit hedging program and increases in the value of those hedge instruments help mitigate this impact.

As mentioned above, RiverSource Life had no incremental capital requirement from C3 Phase II as of December 31, 2007.  While the significant year-to-date decline in equity levels makes it more likely there will be such a requirement at December 31, 2008, a substantial portion of that requirement will be eliminated due to the diversification benefit of RiverSource Life’s business.

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

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, RiverSource Life converted to a new industry standard actuarial valuation system that provides enhanced modeling capabilities.  This system strengthens the internal control environment as the valuation is highly automated and manual intervention is significantly reduced. There were no other changes in RiverSource Life’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life’s internal control over financial reporting.

PART II.                  OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

The information set forth in Note 11 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.              RISK FACTORS

The risk factors set forth below update the risk factors section previously disclosed in Item 1A of Part I of RiverSource Life’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

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

Interest rate fluctuations also could have an adverse effect on the results of RiverSource Life’s investment portfolio. During periods of declining market interest rates, the interest RiverSource Life receives on variable interest rate investments decreases. In addition, during those periods, RiverSource Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower–yielding high-grade instruments or in lower–credit instruments to maintain comparable returns. Issuers of fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that RiverSource Life may have to invest the cash proceeds of these securities in lower–yielding or lower–credit instruments.

The guaranteed minimum accumulation benefit (“GMAB”) and the non-life contingent benefits associated with guaranteed minimum withdrawal benefit (“GMWB”) provisions offered with certain RiverSource Life variable annuities create obligations which are carried at fair value separately from the underlying host variable annuity contract.  Changes in the fair value of these GMAB and GMWB obligations are recorded through earnings with fair value calculated by estimating the present value of future benefits less applicable fees charged for the rider using actuarial models, which simulate various economic scenarios.  Changes in interest rates may impact the fair value of the GMAB and GMWB liabilities.  Although RiverSource Life typically hedges against such changes, a significant change in interest rates may result in some net adverse impact to current period financial statements.

For additional information regarding the sensitivity of the fixed income securities in RiverSource Life’s investment portfolio to interest rate fluctuations, see Item 7 of the 2007 Form 10-K – “Management’s Narrative Analysis – Risk Management”.

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

Governmental initiatives intended to address capital market conditions may not be effective and may give rise to additional requirements for RiverSource Life’s business, including new capital requirements or other regulations, that could materially affect its financial condition, results of operations and liquidity in ways that it cannot predict.

Legislation has been passed in an attempt to address the instability in global financial markets. This legislation includes a provision to grant the U.S. Treasury Department the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions. This legislation or similar proposals, as well as other actions such as monetary or fiscal actions of U.S. government instrumentalities or comparable authorities in other countries, may fail to stabilize the financial markets. This legislation and other proposals or actions may also have other consequences, including material effects on interest rates, which could materially affect RiverSource Life’s investments, results of operations and liquidity in ways that it cannot predict.

In addition, RiverSource Life is subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory agencies, including state securities and insurance regulators, the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the U.S. Department of Justice and state attorneys general.  The current financial crisis has prompted or may prompt some of these authorities to consider additional regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their authority in new or more expansive ways. All of these possibilities, if they occurred, could affect the way RiverSource Life conducts its business and manages its capital, and may require RiverSource Life to satisfy increased capital requirements, any of which in turn could materially affect its financial condition, results of operations and liquidity.

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

In view of the difficulties experienced recently by RiverSource Life’s competitors, RiverSource Life believes it is possible that the ratings organizations will heighten the level of scrutiny that they apply, will increase the frequency and scope of their reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the ratings organization’s models for maintenance of ratings levels.

RiverSource Life cannot predict what actions rating agencies may take, or what actions RiverSource Life may take in response to the actions of rating agencies, which could adversely affect its business. As with other companies in the insurance industry, RiverSource Life’s ratings could be changed at any time and without any notice by the ratings organizations.

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

Currently, Ameriprise Financial’s branded advisor network distributes annuity and insurance products issued almost exclusively by RiverSource Life. If Ameriprise Financial’s branded advisor network further opened or expanded its distribution of annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could have a material adverse effect on RiverSource Life’s financial condition and results of operations.

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

A significant market decline in equity price levels could also result in guaranteed minimum benefits under guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefit (“GMIB”) provisions being higher than current account values, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.  RiverSource Life does not currently hedge or reinsure GMDB or GMIB provisions.

For additional information regarding the sensitivity of RiverSource Life’s business results to equity market fluctuations, see Item 7 of the 2007 Form 10-K – “Management’s Narrative Analysis – Risk Management”.

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

The determination of the amount of allowances and impairments taken on certain investments is subject to management’s evaluation and judgment and could materially impact RiverSource Life’s financial position or results of operations.

The determination of the amount of allowances and impairments vary by investment type and is based upon RiverSource Life’s periodic evaluation and assessment of inherent and known risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised.  Historical trends may not be indicative of future impairments or allowances.

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential, which assumptions and estimates are more difficult to make with certainty under current market conditions.

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

RiverSource Life uses reinsurance to mitigate its risks in various circumstances. See Item 1 of the 2007 Form10-K – “Business – Reinsurance”.  Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit risk with respect to its reinsurers. RiverSource Life cannot provide assurance that its reinsurers will pay the reinsurance recoverable owed to it now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have an adverse effect on RiverSource Life’s financial condition and results of operations that could be material.  See Note 2 and Note 13 to the Consolidated Financial Statements in the 2007 Form10-K.

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

RiverSource Life is subject to state regulation, so must comply with statutory reserve and capital requirements.  State regulators are continually reviewing and updating these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices.  Moreover, RiverSource Life is subject to capital requirements for variable annuity contracts with guaranteed death or living benefits.  These requirements may have an impact on future statutory reserves and regulatory capital in the event equity market values fall in the future.  RiverSource Life is required by state law to be a member of the guaranty fund association in every state where it is licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations.  Moreover, there is active discussion at the National Association of Insurance Commissioners (“NAIC”) of moving to a principles-based reserving system.  This could change statutory reserve requirements significantly and it is not possible to estimate the impact at this time.  Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers, may have on RiverSource Life or its competitors.

Compliance with applicable laws and regulations is time consuming and personnel–intensive.  Moreover, the evaluation of RiverSource Life’s compliance with these laws and regulations by state insurance regulators, the SEC, and other regulatory organizations is an ongoing feature of RiverSource Life’s business, the outcomes of which may not be foreseeable. Changes in these laws and regulations may materially increase RiverSource Life’s direct and indirect compliance and other expenses of doing business.  The costs of the compliance requirements RiverSource Life faces, and the constraints they impose on its operations, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. For a further discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of the 2007 Form10-K – “Business – Regulation”. For more information regarding ongoing investigations, see “Part II – Item 1 – Legal Proceedings.”

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

RiverSource Life’s profit margins and earnings are dependent in part on its ability to maintain current fee levels for the products and services that it offers.  Competition within the financial services industry could lead RiverSource Life to reduce the fees that it charges its clients for products and services.  See the risk factor entitled “Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively affect RiverSource Life’s ability to maintain or increase its market share and profitability.”  In addition, RiverSource Life may be required to reduce its fee levels, or restructure the fees it charges, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at RiverSource Life.  See the risk factor entitled “RiverSource Life’s business is heavily regulated, and changes in regulation may reduce its profitability and limit its growth” and “Part II – Item 1 – Legal Proceedings” for more information regarding this and other regulatory matters.  Reductions or other changes in the fees that RiverSource Life charges for its products and services could reduce its revenues and earnings.

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

RiverSource Life establishes reserves as estimates of its liabilities to provide for future obligations under its insurance policies and annuities contracts.  Reserves do not represent an exact calculation of liability, but rather are estimates of contract benefits and related expenses RiverSource Life expects to incur over time. The assumptions and estimates RiverSource Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain.  RiverSource Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims.  RiverSource Life monitors its reserve levels continually.  If RiverSource Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which could adversely affect its financial condition and results of operations. For more information on how RiverSource Life sets its reserves, see Note 2 to the Consolidated Financial Statements in the 2007 Form10-K.

RiverSource Life may face losses if morbidity rates or mortality rates differ significantly from its pricing expectations.

RiverSource Life sets prices for its life, disability income (“DI”) and long term care (“LTC”) insurance and some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about the morbidity rates, or likelihood of sickness, and the mortality rates, or likelihood of death, of its policyholders and contractholders. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than its pricing assumptions, RiverSource Life could be required to make greater payments under DI and LTC insurance policies and immediate annuity contracts than it had projected.  The same holds true for LTC policies RiverSource Life previously underwrote to the extent of the risks that RiverSource Life has retained.  If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it had projected.

The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases.  As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance.  RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies that it had previously underwritten and by limiting its present LTC insurance offerings to policies underwritten fully by an unaffiliated third party, and RiverSource Life has also implemented rate increases on certain inforce policies as described in Item 1 of the 2007 Form10-K – “Business – Insurance: Product Features and Risks – Long Term Care

Insurance”.  There can be no assurance that RiverSource Life will not be required to implement additional rate increases in the future or that RiverSource Life will receive regulatory approval to the full extent and timing of any rate increases that RiverSource Life may seek.

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

As of both December 31, 2007 and 2006, RiverSource Life had $4.4 billion of DAC, and it amortized $470 million and $356 million of DAC as a current period expense for the years ended December 31, 2007 and 2006, respectively.  For more information regarding DAC, see Item 7 of the 2007 Form10-K – “Management’s Narrative Analysis – Critical Accounting Policies – Deferred Acquisition Costs” and “– Recent Accounting Pronouncements”.

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

Moreover, RiverSource Life is subject to the risks of errors and misconduct by its employees and affiliated financial advisors – such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information – which are difficult to detect in advance and deter, and could harm its business, financial condition or results of operations.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life’s risk exposure in all market environments or against all types of risk.  Insurance and other traditional risk-shifting tools may be held by or available to RiverSource Life in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: November 4, 2008	By	/s/ Timothy V. Bechtold
Timothy V. Bechtold
President

Date: November 4, 2008	By	/s/ Brian J. McGrane
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