Form 10-K
period 2008-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2009-03-02
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 033-28976

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2009
Common Stock (par value $30 per share)	100,000 shares

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

On December 31, 2008, Ameriprise Financial contributed all of the issued and outstanding shares of RiverSource Tax Advantaged Investments, Inc. (“RiverSource Tax Adv. Inv.”) to RiverSource Life Insurance Company.  RiverSource Tax Adv. Inv. is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments.

RiverSource Life Insurance Company and its two subsidiaries are referred to collectively in this Form 10-K as “RiverSource Life”.

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

Annuities: Product Features and Risks

RiverSource Life offers both deferred variable and fixed annuities to a broad range of consumers through multiple distribution channels.  Deferred variable and fixed annuities are products where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. RiverSource Life also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.

RiverSource Life is one of the largest issuers of annuities in the United States.  For the nine months ended September 30, 2008, its variable annuity products ranked eleventh in new sales according to Morningstar Annuity Research Center.  RiverSource Life had annuity cash sales in 2008 of $9.2 billion, a decrease of 17% from 2007 as a result of a decrease in variable annuities sales, partially offset by an increase in fixed annuity sales.  The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets.  In times of weak performance in equity markets, fixed sales are generally stronger.  In times of superior performance in equity markets, variable sales are generally stronger.  The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

Revenues for RiverSource Life’s variable annuity products are primarily earned as fees based on underlying account balances, which are impacted by both market movements and net asset flows.  RiverSource Life also earns net investment income on owned assets supporting reserves for fixed and immediate annuities and for certain guaranteed benefits offered with variable annuities.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice.  Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2008.

Contract purchasers can choose optional benefit provisions to their contracts to meet their needs, including enhanced guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions.  Approximately 68% of variable annuity sales in 2008 included either a GMWB or GMAB provision, while approximately one-third of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB feature.  In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

The majority of the variable annuity contracts RiverSource Life offers contain GMDB provisions.  RiverSource Life’s largest-selling variable annuities are the RiverSource® Retirement Advisor Plus 4 series of variable annuities, which include the RiverSource Retirement Advisor 4 Advantage® variable annuity and the RiverSource Retirement Advisor 4 Select® variable annuity (the “Retirement Advisor 4 Variable Annuities”).  Under the Retirement Advisor 4 Variable Annuities, the standard GMDB provides that if the contractholder is age 75 or younger on the date the contract is issued, the beneficiary will receive the greater of (i) contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) purchase payments minus adjusted partial surrenders.  If the contractholder is age 76 or older at contract issue, the beneficiary will receive the contract value, less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees.

Additional optional GMDBs are also available.  For example, RiverSource Retirement Advisor 4 Advantage variable annuity contractholders age 76 or older at contract issue may purchase the optional Return of Purchase Payment Death Benefit for an additional charge which adds the return of purchase payments less adjusted partial surrenders to the standard death benefit.

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

Available features for annuity products also include the GMWB and GMWB for life.  The GMWB is designed to protect the contractholder’s principal by allowing the client to withdraw the principal over a period of time, regardless of the investment performance of the contract.  The GMWB for life is an enhanced benefit that also allows periodic withdrawals for the life of the contractholder, regardless of the investment performance of the contract.

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

The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefit provisions (see “General and Separate Account Assets — General Account” below).  As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support.  RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline, as evidenced by the significant decline experienced in 2008.  For a discussion of liabilities related to RiverSource Life’s annuity products, see Note 2 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Fixed Annuities

RiverSource Life’s fixed annuity products provide a contractholder with cash value that increases by a fixed or indexed interest rate.  RiverSource Life periodically resets rates at its discretion subject to certain policy terms establishing minimum guaranteed interest crediting rates.  RiverSource Life’s earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to its fixed annuity contracts.

RiverSource Life previously offered equity indexed annuities.  In 2007, new sales were discontinued.

Revenues for RiverSource Life’s fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances.

The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.5% to 5.0% as of December 31, 2008.  New contracts issued provide guaranteed minimum interest rates in compliance with state laws providing for indexed guaranteed rates.

Insurance: Product Features and Risks

RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.

RiverSource Life’s sales of individual life insurance in 2008, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 71% variable universal life, 22% fixed universal life and 7% traditional life.  RiverSource Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers’ earnings. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is critical for RiverSource Life to mitigate this risk.

Variable Universal Life Insurance

RiverSource Life is a leader in variable universal life insurance.  Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.  Options may include RiverSource Variable Portfolio Funds as well as variable portfolio funds of other companies.  Most variable universal life insurance products in force offered a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% as of December 31, 2008.  RiverSource Life Insurance Company ranked fifth in sales of variable universal life based on total premiums (according to the Tillinghast Towers-Perrin ValueTM Survey, dated September 30, 2008, the most recent report available).  RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges.

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate.  The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates.  Fixed universal life insurance products in force provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% as of December 31, 2008.

RiverSource Life also offers traditional whole life insurance, which combines a death benefit with a cash value that generally increases gradually over a period of years.  RiverSource Life has sold very little traditional whole life insurance in recent years.

Term Life Insurance

Term life insurance provides a death benefit but it does not build up cash value.  The policyholder chooses the term of coverage with guaranteed premiums at the time of issue.  During the chosen term, RiverSource Life cannot raise premium rates even if claims experience deteriorates.  At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value.

Disability Income Insurance

DI insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability (“own occupation”) or at any suitable occupation (“any occupation”) for premium payments that are guaranteed not to change.  Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose “own occupation” and “any occupation” coverage for varying benefit periods.  In some states, applicants may also choose various benefit provisions to help them integrate individual DI insurance benefits with social security or similar benefit plans and to help them protect their DI insurance benefits from the risk of inflation.  For the nine months ended September 30, 2008, RiverSource Life was ranked as the eighth largest provider of individual (non-cancelable) DI insurance based on premiums (according to LIMRA International®).

Long Term Care Insurance

As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance.  Although new product sales were discontinued in the fourth quarter of 2002, RiverSource Life generally retained 50% of the risk on existing contracts and ceded the remaining 50% of the risk on a coinsurance basis to a subsidiary of Genworth Financial, Inc. (“Genworth”).

RiverSource Life Insurance Company and RiverSource Life of NY began in 2004 to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity LTC insurance policies.  Implementation of these rate increases began in early 2005 and continues.  So far, approvals have been received for some or all requested increases in 50 states, with an average approved cumulative rate increase of 44.7% of premium on all such policies where an increase was requested.

RiverSource Life Insurance Company and RiverSource Life of NY began in 2007 to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement LTC insurance policies.  Implementation of these rate increases began in late 2007 and continues. So far, approvals have been received for some or all requested increases in 46 states, with an average approved cumulative rate increase of 15.8% of premium on all such policies where an increase was requested.

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

In accordance with regulatory investment guidelines, RiverSource Life Insurance Company and RiverSource Life of NY, through their respective boards of directors or board of directors’ investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures and their effect on profitability in order to guide the management of the general account assets.  They also review the distribution of assets in the portfolio by type and credit risk sector.  The objective is to structure the investment securities portfolio in the general account to meet contractual obligations under the insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

RiverSource Life has the discretion to set the rate of interest credited to contractholders’ accounts subject to each contract’s guaranteed minimum interest crediting rate.  As of December 31, 2008, this rate varied among fixed accounts and was as low as 1.7% and as high as 8.4%.  To the extent the yield on RiverSource Life’s invested general account asset portfolio declines below its target spread plus the minimum guarantee, RiverSource Life’s profitability would be negatively affected.

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

Separate Accounts

Variable annuity and insurance products offer separate account investment options. In addition, many of these products offer fixed account options.  Under the separate account option, contractholders and policyholders bear the investment risk.  The separate accounts are registered as unit investment trusts under the Investment Company Act of 1940.  State insurance law prescribes that separate accounts constitute a distinct operation from the general account and as such assets in the separate accounts are only available to fund the liabilities of the separate accounts. Under the subaccounts of each separate account, RiverSource Life credits or charges income, capital gains and losses only to that subaccount.

Generally, the separate accounts consist of a number of subaccounts, each of which invests in shares of a particular fund.  Contractholders and policyholders can allocate their payments among these separate subaccounts.  The underlying funds are managed both by affiliated and unaffiliated third-party money managers.  These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities.  The value of the subaccounts fluctuates with the investment return of the underlying funds in which the subaccounts invest.

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

In addition to being regulated by their Domiciliary Regulators, RiverSource Life Insurance Company and RiverSource Life of NY are regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance.  These other states also regulate such matters as the licensing of sales personnel and, in some cases, the underwriting, marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders.  Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activities) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators.  Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

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

The instability and decline in global financial markets experienced during 2008 and through the present time have resulted in an unprecedented amount of government intervention in financial markets, including direct investment in financial institutions.  Governments and regulators in the U.S. and abroad are considering or have implemented new and more expansive laws and regulations which may directly impact RiverSource Life’s businesses.  Additional discussion of potential risks arising from enactment of new regulations can be found in Item 1A of this Annual Report on Form 10-K— “Risk Factors.”

Financial Strength Ratings

RiverSource Life Insurance Company receives ratings from independent rating organizations.  Ratings are important to maintaining public confidence in RiverSource Life.  Lowering of RiverSource Life’s ratings could have a material adverse affect on its ability to market its products and could lead to increased surrenders of its products.  Rating organizations evaluate the financial soundness and claims-paying ability of insurance companies continually, and base their ratings on a number of different factors, including market position in core products and market segments, risk-adjusted capitalization and the quality of investment portfolios.

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

RiverSource Life Insurance Company’s claims-paying ability is currently rated “A+” (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated “Aa3” (Excellent) by Moody’s Investors Service (Moody’s), “AA-” (Very Strong) by Fitch, and “AA-” (Very Strong) by Standard & Poor’s (“S&P”).

Generally, RiverSource Life of NY does not receive an individual rating, but receives the same rating as RiverSource Life Insurance Company.

On January 29, 2009, S&P and Moody’s each affirmed their above ratings of RiverSource Life Insurance Company, citing excellent capitalization and solid financial flexibility.  At the same time both S&P and Moody’s revised their outlook on RiverSource Life from stable to negative citing diminished earnings power resulting from the challenging equity and credit markets.

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

Generally, RiverSource Life reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products.  As a result, RiverSource Life typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations.  RiverSource Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for individual fixed and variable universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by RiverSource Life is $1.5 million (increased from $750,000 during 2008) on any policy insuring a single life and $1.5 million on any flexible premium survivorship life policy.  As a result of the increase in single life retention during 2008, RiverSource Life is in the process of recapturing some older blocks of business representing less than 1% of current reinsured life insurance risk.  Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing LTC policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to Genworth. As of December 31, 2008, RiverSource Life’s credit exposure to Genworth under this reinsurance arrangement was approximately $1.2 billion under U.S. generally accepted accounting principles (“GAAP”) and $1.6 billion under statutory accounting principles. Genworth also serves as claims administrator for RiverSource Life’s LTC policies.

Generally, RiverSource Life retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states in October 2007 and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies.  RiverSource Life retains all risk for new claims on DI contracts sold on other policy forms.  RiverSource Life also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

In addition, RiverSource Life assumes life insurance and fixed annuity risk under reinsurance arrangements with unaffiliated insurance companies.  As of December 31, 2008, the amount related to assumed reinsurance arrangements was $689 million under GAAP and $695 million under statutory accounting principles.

See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.

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

RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital fell below the RBC requirement.  At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator.  The “regulatory action level,” which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator.  If a company’s total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as “authorized control level,” the insurer’s primary state regulator may place the insurer under regulatory control.  Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

At December 31, 2008, RiverSource Life Insurance Company’s company action level RBC was $551 million, and the corresponding total adjusted capital was $2.7 billion, which represents 494% of company action level RBC.

As described above, RiverSource Life Insurance Company maintains capital well in excess of the company action level required by the Minnesota Department of Commerce, its primary regulator.

ITEM 1A.	RISK FACTORS

If any of the following risks and uncertainties develop into actual events, these events could have a material adverse effect on RiverSource Life’s business, financial condition or results of operations.  Based on current information, RiverSource Life believes that the following information identifies the most significant risk factors affecting RiverSource Life in each of these categories of risk. However, the risks and uncertainties RiverSource Life faces are not limited to those described below. Additional risks and uncertainties which are not presently known or which are currently believed to be immaterial may also adversely affect RiverSource Life’s business.

Risks Relating to RiverSource Life’s Business

RiverSource Life’s financial condition and results of operations may be adversely affected by market fluctuations, interest rate fluctuations and by economic and other factors.

RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations, interest rate fluctuations and economic and other factors.  Many factors of a global or localized nature include: political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies.  In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s businesses.  Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business. RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations, and its future costs associated with such variations may differ from its historical costs.  In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products.  Although RiverSource Life typically hedges against such fluctuations, a significant change in interest rates could have a material adverse impact on RiverSource Life’s results of operations.

RiverSource Life’s business has been and may continue to be adversely affected by the current U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally. Over approximately the past eighteen months, difficulties in the mortgage and broader capital markets in the U.S. and elsewhere, coupled with the repricing of credit risk, have created extremely difficult market conditions. These conditions, as well as instability in global equity markets with a significant decline in stock prices, have produced greater volatility, less liquidity, variability of credit spreads and a lack of price transparency.

During periods of increasing market interest rates, RiverSource Life must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance and fixed annuities to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates and RiverSource Life must increase crediting rates on in-force products, RiverSource Life may have to accept a lower “spread,” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business.  Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life’s investment assets.  These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life’s financial condition and results of operations.  An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which would increase its expenses and reduce its net income.

During periods of falling interest rates, RiverSource Life’s spread may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates.  Due to the long-term nature of the liabilities associated with RiverSource Life’s fixed annuities and guaranteed benefits on variable annuities, sustained declines in long-term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs.

Interest rate fluctuations also could have an adverse effect on the results of RiverSource Life’s investment portfolio. During periods of declining market interest rates, the interest RiverSource Life receives on variable interest rate investments decreases. In addition, during those periods, RiverSource Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that RiverSource Life may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

Significant downturns and volatility in equity markets, such as RiverSource Life is currently experiencing, have had and could continue to have an adverse effect on RiverSource Life’s financial condition and results of operations. Market downturns and volatility may cause, and have caused, potential new purchasers to refrain from purchasing RiverSource Life’s variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns may also cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products.

Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on RiverSource Life’s asset-based revenues because the value of equity-based separate account assets will be reduced.

The GMAB and the non-life contingent benefits associated with GMWB provisions offered with certain RiverSource Life variable annuities create obligations which are carried at fair value separately from the underlying host variable annuity contract.  Changes in the fair value of these GMAB and GMWB obligations are recorded through earnings with fair value calculated by estimating the present value of future benefits less applicable fees using actuarial models, which simulate various economic scenarios.  Changes in interest rates, equity prices and/or equity market volatility may impact the fair value of the GMAB and GMWB liabilities.  Although RiverSource Life typically hedges against such changes, a significant change in either equity price levels or equity market volatility may result in a net adverse impact to current period financial statements.  Further, RiverSource Life’s cost of hedging these guarantees has increased significantly in recent periods as a result of low interest rates and continuing volatility in the equity markets.  In addition, continued heightened volatility creates greater uncertainty for the accuracy of RiverSource Life’s future hedging effectiveness.

A significant market decline in equity price levels could also result in guaranteed minimum benefits under GMDB and GMIB provisions being higher than current account values, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.  RiverSource Life does not currently hedge or reinsure GMDB or GMIB provisions.

For additional information regarding the sensitivity of RiverSource Life’s business results to equity market and interest rate fluctuations, see Item 7 of this Annual Report on Form 10-K — “Management’s Narrative Analysis — Quantitative and Qualitative Disclosures about Market Risk.”

Adverse capital and credit market conditions may significantly affect RiverSource Life’s ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  RiverSource Life needs liquidity to pay contractholder and policyholder claims and benefits as well as operating expenses.  Without sufficient liquidity, RiverSource Life could be required to curtail its operations, and its business would suffer.

RiverSource Life maintains a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and claims payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may need to rely on financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing will depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, as well as the possibility that customers or potential third party lenders could develop a negative perception of RiverSource Life’s long- or short-term financial prospects if it incurs large investment losses or if the level of its business activity decreases due to a market downturn. Similarly, RiverSource Life’s access to funds may be impaired if regulatory authorities or rating organizations take negative actions against it.  Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with applicable regulations and may be subject to the prior approval of state insurance regulators.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit RiverSource Life’s or its parent’s access to capital required to operate its business.  Such market conditions may limit RiverSource Life’s ability to satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow its business. As such, RiverSource Life may be forced to use different types of capital than it would otherwise use, less effectively deploy such capital, or bear an unattractive cost of capital which could decrease RiverSource Life’s profitability and significantly reduce its financial flexibility.

The impairment of other financial institutions could adversely affect RiverSource Life.

RiverSource Life has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers and other investment funds and other institutions. Many of these transactions expose RiverSource Life to credit risk in the event of default of its counterparty. In addition, with respect to secured transactions, RiverSource Life’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. RiverSource Life also has exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions, (including with respect to derivatives hedging its exposure on variable annuity contracts with guaranteed benefits), reinsurance and underwriting arrangements and equity investments.  There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact RiverSource Life’s business and results of operations. Downgrades in the credit or financial strength ratings assigned to the counterparties with whom RiverSource Life transacts could create the perception that its financial condition will be adversely impacted as a result of potential future defaults by such counterparties.  Additionally, RiverSource Life could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions.

The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds

RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where it is licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations.

Third-party defaults, bankruptcy filings, legal actions and other events may limit the value of or restrict RiverSource Life’s access to cash and investments.

The extreme capital and credit market volatility that RiverSource Life continues to experience has exacerbated the risk of third-party defaults, bankruptcy filings, legal actions and other events that may limit the value of or restrict RiverSource Life’s access to cash and investments.

Governmental initiatives intended to address capital market and general economic conditions may not be effective and may give rise to additional requirements for RiverSource Life’s business, including new capital requirements or other regulations, that could materially impact its financial condition, results of operations and liquidity in ways that it cannot predict.

Legislation has been passed in the United States and abroad in an attempt to address the instability in global financial markets. The U.S federal government, Federal Reserve and other U.S. governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, including future investments in financial institutions and creation of a federal systemic risk regulator.  This legislation or similar proposals may fail to stabilize the financial markets or the economy generally. This legislation and other proposals or actions may also have other consequences, including substantially higher compliance costs as well as material effects on interest rates, which could materially impact RiverSource Life’s investments, results of operations and liquidity in ways that it cannot predict.  In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting RiverSource Life.

In addition, RiverSource Life is subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory organizations, including state securities and insurance regulators, the SEC, FINRA, the U.S. Department of Justice and state attorneys general.  Current financial conditions have prompted or may prompt some of these authorities to consider additional regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their authority in new or more expansive ways and the U.S. government may create additional regulators or materially change the authorities of existing regulators. All of these possibilities, if they occurred, could impact the way RiverSource Life conducts its business and manages its capital, and may require RiverSource Life to satisfy increased capital requirements, which in turn could materially impact its financial condition, results of operations and liquidity.

Defaults in RiverSource Life’s fixed maturity securities portfolio would adversely affect its earnings.

Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2008, 5% of RiverSource Life’s invested assets had ratings below investment-grade.  Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.  Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.

If the counterparties to RiverSource Life’s reinsurance arrangements or to the derivative instruments it uses to hedge its business risks default, RiverSource Life may be exposed to risks it had sought to mitigate, which could adversely affect its financial condition and results of operations.

RiverSource Life uses reinsurance to mitigate its risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K — “Business — Reinsurance.”  Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit and performance risk with respect to its reinsurers. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have a material adverse effect on RiverSource Life’s financial condition and results of operations.  See Note 2 and Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In addition, RiverSource Life uses a variety of derivative instruments (including options, forwards and interest rate swaps) with a number of counterparties to hedge business risks.  The amount and breadth of exposure to derivative counterparties, as well as the cost of derivatives, have increased significantly in connection with RiverSource Life’s strategies to hedge guaranteed benefit obligations under its variable annuity products.  If RiverSource Life’s counterparties fail to honor their obligations under the derivative instruments in a timely manner, RiverSource Life’s hedges of the related risk will be ineffective. That failure could have a material adverse effect on RiverSource Life’s financial condition and results of operations.  This risk of failure of RiverSource Life’s hedge transactions may be increased by capital market volatility, such as the volatility that has been experienced over the past eighteen months.

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

RiverSource Life’s valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely impact its financial condition or results of operations.

Fixed maturity, equity, trading securities and short-term investments which are reported at fair value on the consolidated balance sheets, represent the majority of RiverSource Life’s total cash and invested assets. The determination of fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities RiverSource Life deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of RiverSource Life’s securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within RiverSource Life’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on RiverSource Life’s financial condition or results of operations.

Some of RiverSource Life’s investments are relatively illiquid.

RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, and collateralized debt obligations, among others, all of which are relatively illiquid. These asset classes represented 17.9% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2008.  If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.

Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively impact RiverSource Life’s ability to maintain or increase its market share and profitability.

RiverSource Life operates in an intensely competitive industry. RiverSource Life competes based on a number of factors including name recognition, service, investment performance, product features, price, perceived financial strength, and claims-paying ratings. RiverSource Life’s competitors include insurers and other financial institutions. RiverSource Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or have higher claims-paying ratings than RiverSource Life does.  Some of RiverSource Life’s competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it more difficult for RiverSource Life to introduce new products and services.  Some of RiverSource Life’s competitors’ proprietary products or technology could be similar to its own, and this could result in disputes that could impact RiverSource Life’s financial condition or results of operations.  In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.  This convergence could result in RiverSource Life’s competitors gaining greater resources and RiverSource Life may experience pressures on its pricing as a result of these factors.

Currently, Ameriprise Financial’s branded advisor network distributes annuity and insurance products issued almost exclusively (in the case of annuities) or predominantly (in the case of insurance products) by RiverSource Life. In 2009 or 2010, Ameriprise Financial expects to expand the offerings available to its branded advisors to include variable annuities issued by a limited number of unaffiliated insurance companies.  As a result of further opening of Ameriprise Financial’s branded advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.

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

RiverSource Life is dependent on Ameriprise Financial’s network of branded advisors for a significant portion of the sales of its annuity products and substantially all of the sales of its insurance products.  In addition, RiverSource Life’s continued success depends to a substantial degree on its, and its affiliates’, ability to attract and retain qualified personnel. The market for qualified talent is extremely competitive. If RiverSource Life is unable to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely impacted.

RiverSource Life’s business is heavily regulated, and changes in regulation may reduce its profitability and limit its growth.

RiverSource Life operates in a highly regulated industry, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. Financial regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. Current market conditions and recent events could result in increases or changes in current regulations and regulatory structures including higher licensing fees and assessments.  Significant discussion and activity by regulators concerns the sale and suitability of financial products and services to persons planning for retirement, as well as to older investors.  In addition, RiverSource Life is subject to heightened requirements and associated costs and risks relating to privacy and the protection of customer data.  RiverSource Life’s information systems, moreover, may be subject to increased efforts of “hackers” by reason of the customer data it possesses.  These requirements, costs and risks, as well as possible legislative or regulatory changes, may constrain RiverSource Life’s ability to market its products and services to its target demographic and potential customers, and could negatively impact RiverSource Life’s profitability and make it more difficult for RiverSource Life to pursue its growth strategy.

RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements.  State regulators are continually reviewing and updating these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices.  Moreover, RiverSource Life is subject to capital requirements for variable annuity contracts with guaranteed death or living benefits.  These requirements may have an impact on statutory reserves and regulatory capital in the event equity market values fall in the future.  The NAIC has adopted a change to require principles-based reserves for variable annuities at the end of 2009, and continues to discuss moving to a principles-based reserving system for other insurance and annuity products.  This could change statutory reserve requirements significantly and it is not possible to estimate the potential impact at this time.  Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, may have on RiverSource Life or its competitors.

Compliance with applicable laws and regulations is time consuming and personnel-intensive.  Moreover, the evaluation of RiverSource Life’s compliance with these laws and regulations by state insurance regulators, the SEC, and other regulatory organizations is an ongoing feature of RiverSource Life’s business, the outcomes of which may not be foreseeable. Changes in these laws and regulations may materially increase RiverSource Life’s direct and indirect compliance and other expenses of doing business.  The costs of the compliance requirements RiverSource Life faces, and the constraints they impose on its operations, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. For a further discussion of the regulatory framework in which RiverSource Life operates, see Item 1 in this Annual Report on Form 10-K — “Business — Regulation.” For more information regarding ongoing investigations, see Item 3 in this Annual Report on Form 10-K — “Legal Proceedings.”

RiverSource Life’s profit margins and earnings are dependent in part on its ability to maintain current fee levels for the products and services that it offers.  Competition within the financial services industry could lead RiverSource Life to reduce the fees that it charges its clients for products and services.  See the risk factor entitled “Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively impact RiverSource Life’s ability to maintain or increase its market share and profitability.”  In addition, RiverSource Life may be required to reduce its fee levels, or restructure the fees it charges, as a result of regulatory initiatives or proceedings that are either industry-wide or specifically targeted at RiverSource Life.  See Item 3 in this Annual Report on Form 10-K — “Legal Proceedings” for more information regarding this and other regulatory matters.  Reductions or other changes in the fees that RiverSource Life charges for its products and services could reduce its revenues and earnings.

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

•                    engaging in unauthorized or excessive trading to the detriment of customers; or

•                    otherwise not complying with laws, regulations or RiverSource Life’s control procedures.

RiverSource Life cannot always deter misconduct by employees and agents and its affiliate’s employees and agents and the precautions RiverSource Life takes to prevent and detect this activity may not be effective in all cases.  RiverSource Life also cannot assure that misconduct by employees and agents and its affiliate’s employees and agents will not lead to a material adverse effect on its business, financial condition or results of operations.

Legal and regulatory actions are inherent in RiverSource Life’s business and could result in financial losses or harm its business.

RiverSource Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations.  Various regulatory and governmental bodies have the authority to review RiverSource Life’s products and business practices and those of its employees and agents and its affiliates’ employees and agents and to bring regulatory or other legal actions against RiverSource Life if, in their view, RiverSource Life’s practices, or those of its employees and agents and its affiliates’ employees and agents, are improper.  Pending legal and regulatory actions include proceedings relating to aspects of RiverSource Life’s business and operations that are specific to it and proceedings that are typical of the industries which it operates.  In turbulent times such as these, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase. Substantial legal liability in legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm its business prospects.

A downgrade or a potential downgrade in RiverSource Life’s financial strength ratings could result in a loss of business and adversely affect its financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in RiverSource Life’s products, the ability to market its products and its competitive position. A downgrade in RiverSource Life’s financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on its financial condition and results of operations in many ways, including:

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

In view of the difficulties experienced recently by RiverSource Life’s competitors, RiverSource Life believes it is possible that the ratings organizations will heighten the level of scrutiny that they apply, will increase the frequency and scope of their reviews, will request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the ratings organization’s models for maintenance of ratings levels.  Rating organizations may also become subject to tighter laws and regulations governing the rating, which may in turn impact the ratings assigned to insurance companies.

RiverSource Life cannot predict what actions rating organizations may take, or what actions RiverSource Life may take in response to the actions of rating organizations, which could adversely affect its business. As with other companies in the insurance industry, RiverSource Life’s ratings could be changed at any time and without any notice by the ratings organizations.

If RiverSource Life’s reserves for future policy benefits and claims are inadequate, it may be required to increase its reserve liabilities, which could adversely affect its financial condition and results of operations.

RiverSource Life establishes reserves as estimates of its liabilities to provide for future obligations under its insurance policies and annuities contracts.  Reserves do not represent an exact calculation of liability, but rather are estimates of contract benefits and related expenses RiverSource Life expects to incur over time. The assumptions and estimates RiverSource Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain.  RiverSource Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims.  RiverSource Life monitors its reserve levels continually.  If RiverSource Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which could adversely affect its financial condition and results of operations. For more information on how RiverSource Life sets its reserves, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Morbidity rates or mortality rates that differ significantly from RiverSource Life’s pricing expectations would negatively affect profitability.

RiverSource Life sets prices for its life, DI and LTC insurance and some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, the morbidity rates, or likelihood of sickness, and the mortality rates, or likelihood of death. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than its pricing assumptions, RiverSource Life could be required to make greater payments under DI insurance policies and immediate annuity contracts than it had projected.  In 2009, upon regulatory approval, RiverSource Life intends to offer certain optional riders with its new permanent life insurance policies that will enable consumers to access a portion of their death benefit to fund qualified chronic care needs.  These policies, if approved and issued, will also subject RiverSource Life to morbidity risk. The same holds true for LTC policies RiverSource Life previously underwrote to the extent of the risks that RiverSource Life has retained.  If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.

The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases subject to regulatory approvals.  As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance.  RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies that it had previously underwritten and by limiting its present LTC insurance offerings to policies underwritten fully by unaffiliated third party insurers, and RiverSource Life has also implemented rate increases on certain in-force policies as described in Item 1 of this Annual Report on Form 10-K — “Business — Insurance: Product Features and Risks — Long Term Care Insurance.”  RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.

RiverSource Life may face losses if there are significant deviations from its assumptions regarding the future persistency of its insurance policies and annuity contracts.

The prices and expected future profitability of RiverSource Life’s insurance and deferred annuity products are based in part upon assumptions related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. Given the ongoing economic and market dislocations, future consumer persistency behaviors could vary materially from the past.  The effect of persistency on profitability varies for different products. For most of its life insurance and deferred annuity products, actual persistency that is lower than its persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because RiverSource Life would be required to accelerate the amortization of expenses it deferred in connection with the acquisition of the policy or contract.

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

For more information regarding DAC, see Item 7 in this Annual Report on Form 10-K — “Management’s Narrative Analysis — Critical Accounting Policies — Deferred Acquisition Costs and Deferred Sales Inducement Costs” and “— Recent Accounting Pronouncements.”

Breaches of security, or the perception that RiverSource Life’s technology infrastructure is not secure, could harm its business.

RiverSource Life’s business requires the appropriate and secure utilization of client and other sensitive information.  RiverSource Life’s operations require the secure transmission of confidential information over public networks. Security breaches in connection with the delivery of its products and services, including products and services utilizing the Internet, and the trend toward broad consumer and general public notification of such incidents, could significantly harm RiverSource Life’s business, financial condition or results of operations.   Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life could suffer harm to its business and reputation if attempted security breaches are publicized. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with its products and services.

Protection from system interruptions is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems, it could harm its business.

System or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, causing harm to its business and reputation and resulting in loss of customers or revenue.  Interruptions could be caused by operational failures arising from RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology.  RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers.  These interruptions can include fires, floods, earthquakes, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond its control. Further, RiverSource Life faces the risk of operational failure, termination or capacity constraints of any of the clearing agents, clearing houses or other financial intermediaries that RiverSource Life uses to facilitate its securities transactions. Any such failure, termination or constraint could adversely impact its ability to effect transactions, service its clients and manage its exposure to risk.

RiverSource Life’s risk management policies and procedures may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

RiverSource Life has devoted significant resources toward developing its risk management policies and procedures and will continue to do so. Nonetheless, RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid.  As a result, these methods may not accurately predict future exposures, which could be significantly greater than what its models indicate. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, RiverSource Life is subject to the risks of errors and misconduct by its employees and affiliated financial advisors — such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information.  These risks are difficult to detect in advance and deter, and could harm RiverSource Life’s business, financial condition or results of operations.  RiverSource Life is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in its businesses.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life’s risk exposure in all market environments or against all types of risk.  Insurance and other traditional risk-shifting tools may be held by or available to RiverSource Life in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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

RiverSource Life is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and may be subject to different interpretations.  RiverSource Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions.  Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase RiverSource Life’s provision for income taxes.

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

The SEC, FINRA, and several state authorities have brought proceedings challenging several mutual fund and variable product financial practices, generally including suitability, late trading, market timing, compensation and disclosure of revenue sharing arrangements.  RiverSource Life has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

For discussion regarding RiverSource Life Insurance Company’s payment of dividends and restrictions on dividends, see Item 7 of this Annual Report on Form 10-K — “Management’s Narrative Analysis — Liquidity and Capital Resources — Capital Activity” and Note 13 to the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

On December 31, 2008, Ameriprise Financial contributed all of the issued and outstanding shares of RiverSource Tax Advantaged Investments, Inc. (“RiverSource Tax Adv. Inv.”) to RiverSource Life Insurance Company.  RiverSource Tax Adv. Inv. is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments.

RiverSource Life Insurance Company and its two subsidiaries are referred to collectively in this Form 10-K as “RiverSource Life”.

The accompanying financial information has been presented as if RiverSource Tax Adv. Inv. had been a wholly owned subsidiary prior to January 1, 2006 and is accounted for as a pooling of interests for entities under common control as RiverSource Life Insurance Company and RiverSource Tax Adv. Inv. are wholly owned subsidiaries of Ameriprise Financial.

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

Results of Operations for the Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Overview

Consolidated net income was $71 million for the year ended December 31, 2008 compared to $434 million for the year ended December 31, 2007, a decrease of $363 million. The pretax loss for the year ended December 31, 2008 was $118 million compared to pretax income of $487 million for the year ended December 31, 2007.  The decrease was driven by pretax net realized investment losses of $442 million primarily related to non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services industry and asset backed and other securities. Also contributing to the decrease in net income was an increase in amortization of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) due to the market dislocation in 2008 as well as an increase in guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) benefits due to lower equity markets.  These negative impacts were partially offset by a benefit resulting from RiverSource Life’s annual review of valuation assumptions and conversion to a new industry standard valuation system, both of which occurred during the third quarter of 2008.  The annual review of valuation assumptions resulted in a decrease in expenses resulting primarily from updating mortality and expense assumptions for certain life insurance products and from updating fund mix and contractholder behavior assumptions for variable annuities with guaranteed benefits.

In the third quarter of 2008, the valuation assumptions review and the valuation system conversion resulted in a net $106 million benefit.  The review of the valuation assumptions resulted in a decrease in expenses primarily from updating product mortality and expense assumptions for certain life insurance products and from updating fund mix and contractholder behavior assumptions for variable annuities with guaranteed benefits.  The valuation system conversion also resulted in an increase in revenue primarily from improved modeling of the expected value of existing reinsurance agreements and a decrease in expense from modeling annuity amortization periods at the individual policy level.  The review of the valuation assumptions in the third quarter of 2007 resulted in a net $30 million increase in expense from updating product persistency assumptions partially offset by decreases in expense from updating other assumptions.

The total pretax impacts on RiverSource Life’s revenues and expenses for the years ended December 31, 2008 and 2007 attributable to the annual third quarter review of the valuation assumptions, the valuation system conversion and the impact of markets on DAC and DSIC amortization, variable annuity living benefit riders, net of hedges and GMDB and GMIB benefits were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
(in millions)
2008 period	$2	$95	$70	$(475)	$1	$(307)
2007 period	—	(2)	(47)	7	—	(42)

Revenues

Total revenues for the year ended December 31, 2008 were $2.9 billion, a decrease of $544 million from $3.4 billion in 2007.

Net investment income decreased $172 million or 12.1% to $1.3 billion for the year ended December 31, 2008 primarily due to declining average balances in fixed annuity balances as well as a decline in the overall yield in the investment portfolio.

Policy and contract charges increased $135 million or 11.1% to $1.4 billion for the year ended December 31, 2008.  The increase is primarily the result of a $95 million benefit from updating valuation assumptions and converting to a new valuation system as well as growth in guaranteed benefit rider fees on variable annuities and cost-of-insurance fees for fixed and variable universal life insurance.  The impact to policy and contract charges from updating valuation assumptions for the prior year period was immaterial.

Net realized investment losses were $442 million for the year ended December 31, 2008 compared to net realized investment gains of $61 million for the year ended December 31, 2007.  Included in net realized investment losses for the year ended December 31, 2008 is $440 million of other-than-temporary impairments on Available-for-Sale securities primarily related to non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services industry and asset backed and other securities, an increase of $1 million to the allowance for loan losses on commercial mortgage loans and an increase of $8 million to the allowance for loan losses on below investment grade syndicated bank loans.  For the year ended December 31, 2008, $13 million of gross realized investment gains were offset by $6 million of gross realized losses on Available-for-Sale securities.  For the year ended December 31, 2007, $64 million of gross realized investment gains were partially offset by $20 million of gross realized losses as well as $4 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.  Included in net realized investment gains for the year ended December 31, 2007 was a decrease of $21 million to the allowance for loan losses on commercial mortgage loans.

Benefits and Expenses

Total benefits and expenses for both years ended December 31, 2008 and 2007 were $3.0 billion.   Total benefits and expenses reflect the impact of the valuation assumptions review and the valuation system conversion as previously described.

Benefits, claims, losses and settlement expenses decreased $87 million or 11.4% to $673 million for the year ended December 31, 2008.  Benefits, claims, losses and settlement expenses for 2008 included a $90 million benefit from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008 and a $92 million benefit related to the market impact on variable annuity guaranteed living benefits, net of hedges.  Partially offsetting these benefits was a $42 million expense related to the market’s impact on DSIC, a $70 million expense related to the equity market’s impact on variable annuity minimum death and income benefits and increases in life and long term care (“LTC”) insurance benefits.  In the prior year, updating valuation assumptions resulted in $12 million additional expenses, $39 million of expense due to the unfavorable market impact on variable annuity guaranteed living benefits, net of hedges, and an immaterial market impact on DSIC.

Interest credited to fixed accounts decreased by $57 million or 6.7% to $790 million for the year ended December 31, 2008 primarily due to declining fixed annuity accumulation balances.  The balances had been decreasing steadily throughout 2008 until the fourth quarter when market events caused positive flows into fixed annuities.

Amortization of DAC increased $391 million to $861 million for the year ended December 31, 2008 from $470 million for the year ended December 31, 2007.  Amortization of DAC in 2008 included a $292 million expense from the market’s impact on DAC, an $82 million expense from updating valuation assumptions and conversion to a new valuation system in the third quarter of 2008 and a $101 million increase related to higher estimated gross profits to amortize as a result of the reserve decrease, net of hedges, for variable annuity guaranteed living benefits.  The market impact on DAC included $220 million resulting from management’s action in the fourth quarter of 2008 to lower future profit expectations based on continued depreciation in contract values and historical equity market return patterns. In the prior year, DAC amortization included an expense of $16 million related to updating valuation assumptions and benefits of $6 million from the market’s impact on DAC and $17 million related to the DAC effect of variable annuity guaranteed living benefits, net of hedges.

Separation costs incurred in 2007 were primarily associated with separating and reestablishing technology platforms.  All separation costs were incurred by December 31, 2007.

Other insurance and operating expenses decreased $89 million or 11.4% to $692 million for the year ended December 31, 2008 primarily due to decreased sales and marketing expenses and lower corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 160.1% and 10.8% for the years ended December 31, 2008 and 2007, respectively.   The increase in the effective tax rate is primarily due to a pretax loss in relation to a net tax benefit for 2008 compared to pretax income for 2007.  RiverSource Life’s effective tax rate for 2008 included a $39 million tax benefit related to changes in the status of current audits.  RiverSource Life’s effective tax rate for 2007 included a $7 million tax benefit related to the finalization of the prior year tax return.

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives. Management believes that it is likely that any such regulations would apply prospectively only.

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

Valuation of Investments

The most significant component of RiverSource Life’s investments is its Available-for-Sale securities, which RiverSource Life generally carries at fair value within its Consolidated Balance Sheets. The fair value of RiverSource Life’s Available-for-Sale securities at December 31, 2008 was primarily obtained from third-party pricing sources.  RiverSource Life records unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized securities gains (losses) been realized as of the respective balance sheet dates.  At December 31, 2008, RiverSource Life had net unrealized pretax losses on Available-for-Sale securities of $1.4 billion. RiverSource Life recognizes gains and losses in results of operations upon disposition of the securities.  RiverSource Life also recognizes losses in results of operations when management determines that a decline in value is other-than-temporary.  A write-down for impairment can be recognized for both credit-related events and for change in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the principal is returned. The determination of other-than-temporary impairment requires the exercise of judgment regarding the amount and timing of recovery. Factors RiverSource Life considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) RiverSource Life’s ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 5) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. For structured investments (e.g., mortgage backed securities), RiverSource Life also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows in assessing potential other-than-temporary impairment of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management.  In response to the market dislocation in the fourth quarter of 2008 and expectations of continued dislocation in 2009, management increased the discount rate, expected loss and severity rates used to value non-agency residential mortgage backed securities and increased the expected default rates for high yield corporate credits.  Securities for which declines are considered temporary continue to be carefully monitored by management.  As of December 31, 2008, RiverSource Life had $1.6 billion in gross unrealized losses that related to $10.9 billion of Available-for-Sale securities, of which $4.9 billion has been in a continuous unrealized loss position for 12 months or more.  These investment securities had an overall ratio of 87% of fair value to amortized cost at December 31, 2008.  As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on these securities were attributable to changes in interest rates and credit spreads across asset classes.  Additionally, because RiverSource Life has the ability as well as the intent to hold these securities for a time sufficient to recover its cost, RiverSource Life concluded that none of these securities were other-than-temporarily impaired at December 31, 2008.

Deferred Acquisition Costs and Deferred Sales Inducement Costs

For RiverSource Life’s annuity and life, disability income (“DI”) and LTC insurance products, the DAC and DSIC balances at any reporting date are supported by projections that show that management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. Projection periods used for RiverSource Life’s annuity products are typically 10 to 25 years, while projection periods for RiverSource Life’s life, DI and LTC insurance products are often 50 years or longer. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

For annuity and universal life insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management’s best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.  For products with associated DSIC, the same policy applies in calculating the DSIC balance and periodic DSIC amortization.

For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore, are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in consolidated results of operations.

For annuity and life, DI and LTC insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance business during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. RiverSource Life typically uses a mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  In the fourth quarter of 2008, RiverSource Life decided to constrain near-term equity growth rates below the level suggested by mean reversion. This constraint is based on RiverSource Life’s analysis of historical equity returns following downturns in the market.  The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equities and 6.5% for fixed income securities.  If RiverSource Life increased or decreased its assumptions related to these growth rates by 100 basis points, the impact on the DAC and DSIC balances would be an increase or decrease of approximately $30 million.

Management monitors other principal DAC and DSIC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact RiverSource Life’s DAC and DSIC balances.

The analysis of DAC and DSIC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC and DSIC amortization assumptions annually in the third quarter of each year.  An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.

RiverSource Life adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts,” (“SOP 05-1”) on January 1, 2007.  See Note 2 and Note 3 to the Consolidated Financial Statements for additional information about the effect of RiverSource Life’s adoption of SOP 05-1 and the accounting policies for the amortization and capitalization of DAC.  In periods prior to 2007, RiverSource Life’s policy had been to treat certain internal replacement transactions as continuations and to continue amortization of DAC associated with the existing contract against revenues from the new contract.  For details regarding the balances of and changes in DAC for the years ended December 31, 2008 and 2007, see Note 6 to the Consolidated Financial Statements.

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

The majority of the variable annuity contracts offered by RiverSource Life contain GMDB provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”) benefits.  In addition, RiverSource Life offers contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, RiverSource Life offered contracts containing GMIB provisions.  As a result of the recent market decline, the amount by which guarantees exceed the accumulation value has increased significantly.

In determining the liabilities for variable annuity death benefits, GMIB and the life contingent benefits associated with GMWB, RiverSource Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management will review, and where appropriate, adjust its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management will review and update these assumptions annually in the third quarter of each year.  In response to the market dislocation in the fourth quarter of 2008 and expectations of continued dislocation in 2009, management lowered future variable annuity and variable universal life profit expectations based on continued depreciation in contract values and historical equity market return patterns.

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 11 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the liability for variable annuity death benefits.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the market value of embedded equity options.  See Note 11 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2008, depending on year of issue, with an average rate of approximately 5.8%.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits.  Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for RiverSource Life’s experience.  Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2008, with an average rate of 4.8%.  Interest rates used with LTC claims ranged from 4.0% to 7.0% at December 31, 2008, with an average rate of 4.1%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on RiverSource Life’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2008, depending on policy form, issue year and policy duration. Anticipated interest rates for DI vary by plan and were 7.5% and 6.0% at policy issue grading to 5.0% over five years and 4.5% over 20 years, respectively. Anticipated discount rates for LTC vary by plan and were 5.8% at December 31, 2008 and range from 5.9% to 6.3% over 40 years.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverables.

Derivative Instruments and Hedging Activities

RiverSource Life uses derivative instruments to manage its exposure to various market risks.  All derivatives are recorded at fair value.  The fair value of RiverSource Life’s derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.  RiverSource Life primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment.  RiverSource Life occasionally designates derivatives as (1) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”) or (2) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”).

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.  The mark-to-market adjustment on derivatives hedging variable annuity living benefits and equity indexed annuities are included within benefits, claims, losses and settlement expenses and interest credited to fixed accounts, respectively. The mark-to-market adjustment on all other derivatives is a component of net investment income. These derivatives primarily provide economic hedges to equity market and interest rate exposures.  Examples include structured derivatives, options, futures, equity and interest rate swaps and swaptions that economically hedge the equity and interest rate exposure of derivatives embedded in certain annuity liabilities.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings.  If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings.   Any ineffective portion of the gain or loss is reported currently in earnings.  If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

For further details on the types of derivatives RiverSource Life uses and how it accounts for them, see Note 2 and Note 15 to the Consolidated Financial Statements.

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

RiverSource Life is required to establish a valuation allowance for any portion of deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies.  It is likely that management will need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.  In the opinion of management, it is currently more likely than not that RiverSource Life will realize the benefit of its deferred tax assets, including its capital loss deferred tax assets; therefore, no such valuation allowance has been established.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on RiverSource Life’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

Financial Condition

RiverSource Life’s total assets and liabilities decreased in 2008 primarily due to lower separate account assets and liabilities, which decreased as a result of market conditions in the second half of 2008.

Investments primarily include corporate debt securities and mortgage and other asset backed securities.  At December 31, 2008, RiverSource Life’s corporate debt securities comprised a diverse portfolio with the largest concentrations accounting for approximately 70% of the portfolio in the following industries: banking and finance, utilities, energy and food processing. Investments also included $3.9 billion and $3.7 billion of commercial mortgage loans, policy loans and trading securities and other investments at December 31, 2008 and 2007, respectively. Investments are principally funded by sales of insurance and annuities and by reinvested income.

Investments include $1.0 billion and $1.5 billion of below investment grade securities at December 31, 2008 and 2007, respectively. These investments represent 5% and 7% of RiverSource Life’s investment portfolio at December 31, 2008 and 2007, respectively.

Separate account assets primarily represent funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders. These assets are generally carried at market value and separate account liabilities are equal to separate account assets. RiverSource Life earns administration and other fees from the related accounts.  The decrease in separate account assets and liabilities to $41.8 billion as of December 31, 2008 compared to $58.1 billion as of December 31, 2007, primarily resulted from market impacts of $19.1 billion partially offset by net inflows of $3.0 billion.

RiverSource Life holds reserves for current and future obligations that are related to fixed annuities, certain guaranteed payments under variable annuities and life, DI and LTC insurance.  These reserves are reflected in future policy benefits in the Consolidated Balance Sheets.  Reserves for fixed annuities and universal life contracts are equal to the underlying contract accumulation values.  Reserves for other life, DI and LTC insurance products are based on various assumptions, including mortality rates, morbidity rates and policy persistency.

Fair Value Measurements

RiverSource Life reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  RiverSource Life includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available.

RiverSource Life validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale.

Inactive Markets

Through RiverSource Life’s own experience transacting in the marketplace and through discussions with its pricing vendors, RiverSource Life believes that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in RiverSource Life applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services).  RiverSource Life considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for these securities at December 31, 2008 ranged from 13% to 22%.

At the beginning of the fourth quarter of 2008, $219 million of prime non-agency residential mortgage backed securities were transferred from Level 2 to Level 3 of the fair value hierarchy because management believes the market for these prime quality assets is now inactive.  The loss recognized on these assets during the fourth quarter of 2008 was $47 million of which $13 million was included in net investment income and $34 million was included in other comprehensive loss.

Residential Mortgage backed Securities Backed by Subprime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles.  RiverSource Life has exposure to these types of loans only through mortgage backed and asset backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of RiverSource Life’s risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that RiverSource Life will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, RiverSource Life performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Based on this analysis, other than non-agency mortgage backed securities that had credit-related impairments recorded in 2008, all contractual payments are expected to be received.

The following table presents, as of December 31, 2008, RiverSource Life’s residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year (in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Sub-prime
2004 & prior	$5	$4	$7	$3	$—	$—	$—	$—	$—	$—	$12	$7
2005	61	51	13	8	—	—	5	2	—	—	79	61
2006	23	19	—	—	—	—	—	—	—	—	23	19
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	10	8	—	—	—	—	—	—	—	—	10	8
Total Sub-prime	$99	$82	$20	$11	$—	$—	$5	$2	$—	$—	$124	$95

Alt-A
2004 & prior	$54	$46	$6	$6	$—	$—	$—	$—	$—	$—	$60	$52
2005	241	148	12	12	7	7	13	13	2	2	275	182
2006	3	3	—	—	—	—	17	16	—	—	20	19
2007	32	15	—	—	—	—	—	—	—	—	32	15
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$330	$212	$18	$18	$7	$7	$30	$29	$2	$2	$387	$268

Prime
2004 & prior	$109	$88	$18	$11	$—	$—	$—	$—	$—	$—	$127	$99
2005	103	75	52	28	14	6	—	—	—	—	169	109
2006	—	—	6	2	—	—	—	—	—	—	6	2
2007	—	—	—	—	17	11	—	—	—	—	17	11
2008	19	31	—	—	—	—	—	—	—	—	19	31
Total Prime	$231	$194	$76	$41	$31	$17	$—	$—	$—	$—	$338	$252

Grand Total	$660	$488	$114	$70	$38	$24	$35	$31	$2	$2	$849	$615

Fair Value of Liabilities and Nonperformance Risk

SFAS 157 also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, RiverSource Life adjusts the valuation of variable annuity riders by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of RiverSource Life not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2008. As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $235 million, net of DAC and DSIC amortization and income taxes, based on December 31, 2008 credit spreads.

The nonperformance risk for RiverSource Life’s derivatives is managed and mitigated primarily through the use of master netting arrangements and collateral arrangements. As of December 31, 2008, any deterioration in RiverSource Life’s derivative counterparties’ credit would not materially impact RiverSource Life’s financial statements.

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

At December 31, 2008 and 2007, RiverSource Life had no securities sold under repurchase agreements and no amounts were outstanding on the line of credit with Ameriprise Financial.

In September 2008, RiverSource Life, as the lender, entered into a revolving credit agreement with Ameriprise Financial as the borrower.  There were no amounts outstanding as of December 31, 2008.  See Note 10 to the Consolidated Financial Statements for additional information.

Capital Activity

Dividends paid and received were as follows:

	2008	2007	2006
	(in millions)
Cash dividends paid to Ameriprise Financial	$775	$900	$300
Cash dividends paid to RiverSource Life Insurance Company from RiverSource Life of NY	77	83	25
Non-cash dividend paid to Ameriprise Financial from RiverSource Tax Adv. Inv.	118	—	—

Notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds.  See Note 13 to the Consolidated Financial Statements for additional information.

During 2008, RiverSource Life Insurance Company received a non-cash capital contribution of $83 million comprised of below investment grade syndicated bank loans from Ameriprise Financial.

In addition, RiverSource Life Insurance Company received a $239 million contribution from Ameriprise Financial, consisting of all the issued and outstanding shares of RiverSource Tax Adv. Inv.

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements.  Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities are as follows:

	December 31,
	Actual Capital(a)		Regulatory Capital Requirement(b)
	2008	2007	2008	2007
	(in millions)
RiverSource Life Insurance Company	$2,722	$3,017	$551	$442
RiverSource Life Insurance Co. of New York	229	288	58	34

(a)          Actual capital, as defined by the National Association of Insurance Commissioners (“NAIC”) for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments

The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations of RiverSource Life.  Payments due by period as of December 31, 2008 are as follows:

		Payments due in year ending
	Total	2009	2010- 2011	2012- 2013	2014 and thereafter
	(in millions)
Insurance and annuities(1)	$47,241	$2,994	$4,858	$4,610	$34,779
Deferred premium options obligations(2)	876	134	247	198	297
Total	$48,117	$3,128	$5,105	$4,808	$35,076

(1)    These scheduled payments are represented by reserves of approximately $28.8 billion at December 31, 2008 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions.  Actual payment obligations may differ if experience varies from these assumptions.  Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)    The fair value of these deferred premium options recorded on the Consolidated Balance Sheets was $795 million as of December 31, 2008.  See Note 15 to the Consolidated Financial Statements for more information about deferred premium options.

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

RiverSource Life has interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support.  RiverSource Life manages interest rate risk through the use of a variety of tools that include modifying the maturities of investments supporting its fixed annuities and insurance products.  Additionally, RiverSource Life enters into derivative instruments, such as structured derivatives, options, futures, interest rate swaps and swaptions, which change the interest rate characteristics of client liabilities or investment assets.  Because certain of its investment activities are impacted by the value of its managed equity-based portfolios, from time to time RiverSource Life enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate its exposure to volatility in the equity markets.

Quantitative and Qualitative Disclosures about Market Risk

Interest rate, equity price and credit risk are the market risks to which RiverSource Life has material exposure. Equity market and interest rate fluctuations can have a significant impact on RiverSource Life’s results of operations, primarily due to the “spread” (the difference between the returns earned on investments that support obligations and the amounts that must be paid to policyholders and contractholders) income generated on its annuities and universal life (“UL”) insurance products, the value of DAC and DSIC assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with its variable annuities and the values of derivatives held to hedge these benefits.

Changes in both the equity and fixed income markets during 2008 have affected RiverSource Life’s market risk position. These changes resulted in lower asset values against which RiverSource Life takes asset-based fees and expenses as well as increases in stated liabilities for variable annuity guaranteed benefits. The guaranteed benefits associated with RiverSource Life’s variable annuities are GMWB, GMAB, GMDB and GMIB options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

To evaluate interest rate and equity price risk, RiverSource Life performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity markets. Due to the market conditions in the second half of 2008, RiverSource Life also performed sensitivity testing using a hypothetical 20% decline in equity markets.

Equity price risk includes absolute market level and implied market volatility changes. The estimates of net equity price risk exposure presented below assume no changes in implied market volatility.

The numbers below show RiverSource Life’s estimate of the pretax impact of these hypothetical market moves, net of hedging as of December 31, 2008.  DAC and DSIC changes are shown based on the impact of projecting lower profits as a result of the market declines as well as linked specifically to the changes in RiverSource Life’s variable annuity riders.  Following the table is a discussion by source of risk and the portfolio management techniques and derivative instruments RiverSource Life uses to mitigate these risks.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(40)	$ N/A	$(40)
DAC and DSIC amortization(1)	(160)	N/A	(160)
Variable annuity riders:
GMDB and GMIB	(67)	N/A	(67)
GMWB	(162)	179	17
GMAB	(38)	35	(3)
DAC and DSIC amortization(2)	N/A	N/A	(5)
Total variable annuity riders	(267)	214	(58)
Equity indexed annuities	2	(2)	—
Total	$(465)	$212	$(258)

	Equity Price Exposure to Pretax Income
Equity Price Decline 20%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(81)	$ N/A	$(81)
DAC and DSIC amortization(1)	(238)	N/A	(238)
Variable annuity riders:
GMDB and GMIB	(116)	N/A	(116)
GMWB	(352)	371	19
GMAB	(81)	74	(7)
DAC and DSIC amortization(2)	N/A	N/A	(2)
Total variable annuity riders	(549)	445	(106)
Equity indexed annuities	3	(3)	—
Total	$(865)	$442	$(425)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(9)	$ N/A	$(9)
Variable annuity riders:
GMWB	342	(439)	(97)
GMAB	64	(51)	13
DAC and DSIC amortization(2)	N/A	N/A	51
Total variable annuity riders	406	(490)	(33)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	(3)	N/A	(3)
Total	$394	$(490)	$(45)

N/A    Not Applicable.

(1) Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2) Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

The above results compare to estimated negative impacts, net of hedging and DAC, of $3 million related to a 100 basis point increase in interest rates and $64 million related to a 10% equity market decline as of December 31, 2007.  The larger impact in 2008 is a result of market dislocation in 2008 and changes to RiverSource Life’s valuation models. The discount rates and credit spreads RiverSource Life uses to value certain of its investments have been negatively impacted by the current market. This has led to greater pretax loss projections related to RiverSource Life’s variable annuity riders partially offset by a lower impact to fees and expenses primarily as a result of lower asset values.  In addition, management’s action to constrain the near term growth rate for equities in the DAC models results in a greater pretax loss under the above equity scenarios.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming the composition of invested assets and liabilities does not change in the 12 month period following the hypothetical market decline, that there are no changes in implied market volatility and the increase in interest rates produces a parallel shift in the yield curve. The selection of a 100 basis point interest rate increase as well as a 10% and 20% equity market decline should not be construed as a prediction of future market events.

Asset-Based Fees and Expenses

RiverSource Life earns asset-based management fees on its owned separate account assets partially offset by certain expenses.  At December 31, 2008, the value of these assets was $41.8 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. RiverSource Life does not hedge the equity price risk or the interest rate risk of this exposure.

DAC and DSIC Amortization

For annuity and universal life products, DAC and DSIC are amortized on the basis of estimated gross profits. Estimated gross profits are a proxy for pretax income prior to the recognition of DAC and DSIC amortization expense. When events occur that reduce or increase current period estimated gross profits, DAC and DSIC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.

Variable Annuity Riders

The guaranteed benefits associated with the variable annuities are GMWB, GMAB, GMDB and GMIB options. Each of the guaranteed benefits mentioned above guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying assets.

The total value of all variable annuity contracts has decreased from $57.2 billion at December 31, 2007 to $43.3 billion at December 31, 2008. These contract values include GMWB and GMAB contracts which have decreased from $13.1 billion and $2.3 billion at December 31, 2007 to $12.7 billion and $2.0 billion at December 31, 2008, respectively.  At December 31, 2008, the reserves for the GMWB and GMAB were $1.5 billion and $367 million compared to reserves of $136 million and $33 million at December 31, 2007, respectively. The increase in the reserves for the GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees.  At December 31, 2008, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $67 million compared to $27 million at December 31, 2007.

As a means of economically hedging its obligations under GMWB and GMAB provisions, RiverSource Life purchases equity put and call options, enters into interest rate swaps, swaptions and trades equity futures contracts.  See Note 15 to the Consolidated Financial Statements for further information on derivative instruments.

Equity Price Risk — Variable Annuity Riders

The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions, regardless of the performance of the investment assets. For this reason, when equity markets decline, the returns from the separate account assets coupled with guaranteed benefit fees from annuity holders may not be sufficient to fund expected payouts. In that case, reserves must be increased with a negative impact to RiverSource Life’s earnings.

The core derivative instruments with which RiverSource Life hedges the equity price risk of its GMWB and GMAB are longer dated put and call derivatives; these core instruments are supplemented with equity futures and total return swaps.

Interest Rate Risk — Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Changes in fair value of the GMWB and GMAB are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives, interest rate swaps and swaptions. These derivatives are an alternative to the more customized equity puts that were previously used. RiverSource Life entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, RiverSource Life would have to pay more to the swap counterparty and the fair value of its equity puts would decrease, resulting in a negative impact to RiverSource Life’s pretax income.

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

Therefore, in an increasing rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. RiverSource Life had $26.8 billion in reserves in future policy benefits on its Consolidated Balance Sheets at December 31, 2008 to recognize liabilities created by these products. As of December 31, 2008, RiverSource Life did not hedge this exposure.  As of December 31, 2007, RiverSource Life hedged part of this exposure through the use of swaptions.  As of December 31, 2007, the outstanding derivatives were not significant.

Equity Indexed Annuities

RiverSource Life’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index.  The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. Of the $28.8 billion in future policy benefits at December 31, 2008, $244 million relates to the liabilities created by this product.  In 2007, RiverSource Life discontinued new sales of equity indexed annuities.  See Note 15 to the Consolidated Financial Statements for further information on derivative instruments.

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

Additionally, RiverSource Life reinsures a portion of the insurance risks associated with its life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured. As of December 31, 2008, RiverSource Life’s largest reinsurance credit risk related to a long term care coinsurance arrangement between RiverSource Life and a life insurance subsidiary of Genworth Financial, Inc.  See Note 2 and Note 7 to the Consolidated Financial Statements for further information on reinsurance.

Forward-Looking Statements

This report contains forward-looking statements that reflect RiverSource Life’s plans, estimates and beliefs.  RiverSource Life’s actual results could differ materially from those described in these forward-looking statements.  RiverSource Life has made various forward-looking statements in this report. Examples of such forward-looking statements include:

•      statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and

•      statements of assumptions underlying such statements.

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

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•                    changes in the valuations, liquidity and volatility in the interest rate, credit default equity market, and foreign exchange environments;

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

•                    RiverSource Life’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings; as well as the opinions of rating organizations and other analysts or RiverSource Life’s regulators, distributors or policyholders and contractholders in response to any change or prospect of change in such opinion;

•                    risks of default by issuers or guarantors of investments RiverSource Life owns or by counterparties to hedge derivative, insurance or reinsurance arrangements; experience deviations from RiverSource Life’s assumptions regarding such risks and the evaluations or the prospect of changes in evaluations of such third parties published by rating organizations or other analysts;

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

•                    changes in the capital markets and competitive environments induced or resulting from the partial or total ownership or other support by central governments or certain financial services firms of financial assets; and

•                     general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability to and inclination to invest in or purchase insurance and other products other than cash and equivalents ,the costs of products and services RiverSource Life consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and regulatory rulings and pronouncements.

A further description of these and other risks and uncertainties can be found under “Item 1A - Risk Factors” in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Items required under this section are included in Item 7 in this Annual Report on Form 10-K — “Management’s Narrative Analysis - Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets at December 31, 2008 and 2007	39

Consolidated Statements of Income for each of the three years ended December 31, 2008, 2007 and 2006	40

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008, 2007 and 2006	41

Consolidated Statements of Shareholder’s Equity for each of the three years ended December 31, 2008, 2007 and 2006	42

Notes to Consolidated Financial Statements	43 to 77

Schedules:

All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and Notes thereto or is not required. Therefore, all schedules have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors
RiverSource Life Insurance Company

We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of RiverSource Life Insurance Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiverSource Life Insurance Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2008 the Company adopted Statement of Financial Accounting Standards (FAS) No. 157, Fair Value Measurements.  Also discussed in Note 3, in 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, and American Institute of Certified Public Accountants Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 2, 2009

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

 (in millions, except share amounts)

	December 31,
	2008	2007
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2008, $19,452; 2007, $21,020)	$18,070	$20,792
Common and preferred stocks, at fair value (cost: 2008 and 2007, $30)	16	29
Commercial mortgage loans, at cost (less allowance for loan losses: 2008, $17; 2007, $16)	2,737	2,892
Policy loans	722	697
Trading securities and other investments	452	155
Total investments	21,997	24,565

Cash and cash equivalents	3,307	980
Reinsurance recoverables	1,592	1,290
Amounts due from brokers	3	123
Deferred income taxes, net	599	9
Other accounts receivable	99	119
Accrued investment income	239	252
Deferred acquisition costs	4,424	4,429
Deferred sales inducement costs	518	511
Other assets	2,658	609
Separate account assets	41,787	58,070

Total assets	$77,223	$90,957

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$28,753	$26,977
Policy claims and other policyholders’ funds	172	91
Amounts due to brokers	1,862	361
Other liabilities	910	392
Separate account liabilities	41,787	58,070
Total liabilities	73,484	85,891

Shareholder’s equity:
Common stock, $30 par value;
100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,116	2,031
Retained earnings	2,336	3,188
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	(678)	(116)
Net unrealized derivative losses	(38)	(40)
Total accumulated other comprehensive loss	(716)	(156)
Total shareholder’s equity	3,739	5,066

Total liabilities and shareholder’s equity	$77,223	$90,957

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

	Years ended December 31,
	2008	2007	2006
Revenues
Premiums	$481	$485	$533
Net investment income	1,252	1,424	1,622
Policy and contract charges	1,352	1,217	1,045
Other revenue	255	255	189
Net realized investment gains (losses)	(442)	61	51

Total revenues	2,898	3,442	3,440

Benefits and expenses
Benefits, claims, losses and settlement expenses	673	760	724
Interest credited to fixed accounts	790	847	955
Amortization of deferred acquisition costs	861	470	356
Separation costs	—	97	131
Other insurance and operating expenses	692	781	637

Total benefits and expenses	3,016	2,955	2,803

Pretax income (loss)	(118)	487	637
Income tax provision (benefit)	(189)	53	129

Net income	$71	$434	$508

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$71	$434	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition costs and deferred sales inducement costs	(679)	(828)	(813)
Amortization of deferred acquisition costs and deferred sales inducement costs	982	523	404
Premium and discount amortization on Available-for-Sale	57	70	75
Deferred income taxes, net	(234)	83	121
Contractholder and policyholder charges, non-cash	(248)	(206)	(220)
Net realized investment losses (gains)	442	(61)	(51)
Change in operating assets and liabilities:
Trading securities and equity method investments, net	(110)	166	320
Future policy benefits for traditional life, disability income and long term care insurance	308	275	274
Policy claims and other policyholders’ funds	81	2	3
Reinsurance recoverables	(302)	(153)	(154)
Other accounts receivable	20	(28)	(27)
Accrued investment income	14	49	21
Other assets and liabilities, net	1,623	22	(76)
Net cash provided by operating activities	2,025	348	385
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	246	3,020	1,895
Maturities, sinking fund payments and calls	2,510	1,908	2,014
Purchases	(1,684)	(677)	(1,416)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	282	473	513
Purchases	(250)	(504)	(441)
Change in policy loans, net	(25)	(47)	(36)
Net cash provided by investing activities	1,079	4,173	2,529
Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	2,913	1,093	1,267
Net transfers from (to) separate accounts	91	(50)	(307)
Surrenders and other benefits	(2,931)	(3,838)	(3,688)
Other	(77)	(8)	—
Tax adjustment of share-based incentive compensation plan	2	2	1
Cash dividend to Ameriprise Financial, Inc.	(775)	(900)	(300)
Net cash used in financing activities	(777)	(3,701)	(3,027)
Net increase (decrease) in cash and cash equivalents	2,327	820	(113)
Cash and cash equivalents at beginning of year	980	160	273
Cash and cash equivalents at end of year	$3,307	$980	$160
Supplemental Disclosures:
Income taxes paid (received), net	$168	$(4)	$64
Interest paid on borrowings	—	—	1

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

THREE YEARS ENDED DECEMBER 31, 2008

(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balances at December 31, 2005	$3	$2,020	$3,580	$(131)	$5,472

Comprehensive income:
Net income	—	—	508	—	508
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	(77)	(77)
Change in net unrealized derivative losses	—	—	—	(1)	(1)
Total comprehensive income					430
Tax adjustment of share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)

Balances at December 31, 2006	$3	$2,021	$3,788	$(209)	$5,603

Change in accounting principles, net of tax	—	—	(134)	—	(134)
Comprehensive income:
Net income	—	—	434	—	434
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	52	52
Change in net unrealized derivative losses	—	—	—	1	1
Total comprehensive income					487
Tax adjustment of share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(900)	—	(900)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	8	—	—	8

Balances at December 31, 2007	$3	$2,031	$3,188	$(156)	$5,066

Change in accounting principles, net of tax	—	—	(30)	—	(30)
Comprehensive income:
Net income	—	—	71	—	71
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	(562)	(562)
Change in net unrealized derivative losses	—	—	—	2	2
Total comprehensive loss					(489)
Tax adjustment of share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(775)	—	(775)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	83	—	—	83
Non-cash dividend to Ameriprise Financial, Inc.	—	—	(118)	—	(118)
Balances at December 31, 2008	$3	$2,116	$2,336	$(716)	$3,739

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

On December 31, 2008, Ameriprise Financial contributed all of the issued and outstanding shares of RiverSource Tax Advantaged Investments, Inc. (“RiverSource Tax Adv. Inv.”) to RiverSource Life Insurance Company.  RiverSource Tax Adv. Inv. is domiciled in Delaware and is a limited partner in affordable housing partnership investments.

RiverSource Life Insurance Company and its two subsidiaries are referred to collectively in this Form 10-K as “RiverSource Life”.

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

RiverSource Life’s principal products are variable deferred annuities and variable universal life insurance which are issued primarily to individuals.  It also offers fixed annuities where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. It also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.  RiverSource Life’s fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, RiverSource Life has the option of paying a higher rate set at its discretion.  In addition, persons owning one type of annuity may have their interest calculated based on an increase in a broad-based stock market index.  RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefit amounts and unbundled pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  Waiver of premium and accidental death benefit riders are generally available with these life insurance products.  RiverSource Life issues only non-participating life insurance policies which do not pay dividends to policyholders from realized policy margins.

Under RiverSource Life’s variable life insurance and variable annuity products described above, the purchaser may choose among investment options that include RiverSource Life’s “general account” as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and its wholly owned subsidiaries, RiverSource Life of NY and RiverSource Tax Adv. Inv.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Restatement for consolidation of RiverSource Tax Adv. Inv.

The consolidated financial statements give effect to the RiverSource Tax Adv. Inv. transfer as a pooling of interests for entities under common control. Prior periods have been restated to include the accounts of RiverSource Tax Adv. Inv. using the pooling of interests method in order to be comparable to the current year. Following are the amounts related to RiverSource Tax Adv. Inv. which are included in RiverSource Life’s consolidated financial statements:

	December 31,
	2008	2007	2006
	(in millions)
Total revenues	$(31)	$(33)	$(41)
Net income	11	13	22
Shareholder’s equity: Retained earnings	239	347	334

Reclassifications

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as described in Note 13.  Certain reclassifications of prior year amounts have been made to conform to the current presentation.  In the second quarter of 2008, RiverSource Life reclassified the mark-to-market adjustment on certain derivatives from net investment income to various expense lines where the mark-to-market adjustment on the related embedded derivative resides. The mark-to-market adjustment on derivatives hedging variable annuity living benefits and equity indexed annuities were reclassified to benefits, claims, losses and settlement expenses and interest credited to fixed accounts, respectively.

The following table shows the impact of the reclassification of the mark-to-market adjustment and the effect of the pooling of interests of RiverSource Tax. Adv. Inv. made to RiverSource Life’s previously reported Consolidated Statements of Income.

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Previously Reported	Restated and Reclassified	Previously Reported	Restated and Reclassified
	(in millions)		(in millions)
Revenues
Premiums	$485	$485	$533	$533
Net investment income	1,555	1,424	1,657	1,622
Policy and contract charges	1,217	1,217	1,045	1,045
Other revenue	255	255	189	189
Net realized investment gain	61	61	51	51
Total revenues	3,573	3,442	3,475	3,440
Benefits and expenses
Benefits, claims, losses and settlement expenses	855	760	705	724
Interest credited to fixed accounts	850	847	968	955
Amortization of deferred acquisition costs	470	470	356	356
Separation costs	97	97	131	131
Other insurance and operating expenses	781	781	637	637
Total benefits and expenses	3,053	2,955	2,797	2,803
Pretax income	520	487	678	637
Income tax provision	99	53	192	129
Net income	$421	$434	$486	$508

2.              Summary of Significant Accounting Policies

Principles of Consolidation

RiverSource Life consolidates all entities in which it holds a greater than 50% voting interest or when certain conditions are met for variable interest entities (“VIEs”) and limited partnerships, except for immaterial seed money investments in separate accounts, which are accounted for as trading securities.  Entities in which RiverSource Life holds a greater than 20% but less than 50% voting interest are accounted for under the equity method.  Additionally, other investments in hedge funds in which RiverSource Life holds an interest that is less than 50% are accounted for under the equity method.  All other investments that are not reported at fair value as Available-for-Sale or trading securities are accounted for under the cost method where RiverSource Life owns less than a 20% voting interest and does not exercise significant influence.

RiverSource Life consolidates all VIEs for which it is considered to be the primary beneficiary.  The determination as to whether an entity is a VIE is based on the amount and nature of RiverSource Life’s equity investment in the entity.  RiverSource Life also considers other characteristics such as the ability to influence the decision making about the entity’s activities and how the entity is financed.  The determination as to whether RiverSource Life is considered to be the primary beneficiary is based on whether RiverSource Life will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual return, or both.  There were no consolidated VIEs as of December 31, 2008, 2007 and 2006.  See Note 5 for additional information about RiverSource Life’s VIEs.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, valuation of deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, derivative instruments and hedging activities, claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

Investments

Investments consist of the following:

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet date.  Gains and losses are recognized in consolidated results of operations upon disposition of the securities. In addition, losses are also recognized when management determines that a decline in value is other-than-temporary, which requires judgment regarding the amount and timing of recovery. RiverSource Life regularly reviews Available-for-Sale securities for impairments in value considered to be other-than-temporary. The cost basis of securities that are determined to be other-than-temporarily impaired is written down to current fair value with a corresponding charge to net income. A write-down for impairment can be recognized for both credit-related events and for change in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the principal is returned.

Factors RiverSource Life considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) RiverSource Life’s ability and intent to hold the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the duration of time in which there has been a significant decline in value; 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 5) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. For structured investments (e.g., mortgage backed securities), RiverSource Life also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows in assessing potential other-than-temporary impairment of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.  Other-than-temporary impairment charges are recorded in net realized investment gains (losses) within the Consolidated Statements of Income.

See Note 11 for information regarding the fair values of assets and liabilities.

Commercial Mortgage Loans, Net

Commercial mortgage loans, net, reflect principal amounts outstanding less the allowance for loan losses.  The allowance for loan losses is measured as the excess of the loan’s recorded investment over (i) present value of its expected principal and interest payments discounted at the loan’s effective interest rate, or (ii) the fair value of collateral.  Additionally, the level of the allowance for loan losses considers other factors, including historical experience, economic conditions and geographic concentrations.  Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

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

Trading Securities and Other Investments

Included in trading securities and other investments are separate account and mutual fund seed money, equity method investments in hedge funds, trading bonds, interests in affordable housing partnerships and below investment grade syndicated bank loans. Separate account and mutual fund seed money is carried at fair value with changes in value recognized within net investment income.  Affordable housing partnerships and investments in hedge funds are accounted for under the equity method. Below investment grade syndicated bank loans reflect amortized cost less allowance for losses.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less.

Reinsurance

RiverSource Life cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premium paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Traditional life, long term care (“LTC”) and DI reinsurance premium, net of change in any prepaid reinsurance asset, is reported as a reduction of premiums. Fixed and variable universal life reinsurance premium is reported as a reduction of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

Insurance liabilities are reported before the effects of reinsurance. Future policy benefits and policy claims and other policyholders’ funds recoverable under reinsurance contracts are recorded as reinsurance recoverables.

RiverSource Life also assumes life insurance and fixed annuity business from other insurers in limited circumstances. Reinsurance premiums received and benefits paid are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts.  Liabilities for assumed business are recorded within future policy benefits.

See Note 7 for additional information on reinsurance.

Derivative Instruments and Hedging Activities

Freestanding derivative instruments are recorded at fair value and are reflected in other assets or other liabilities.  See Note 11 for information regarding RiverSource Life’s fair value measurement of derivative instruments.  The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.  RiverSource Life primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment.  RiverSource Life occasionally designates derivatives as (1) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”) or (2) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”).

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.  Changes in fair value of derivatives hedging variable annuity living benefits and equity indexed annuities are included within benefits, claims, losses and settlement expenses and interest credited to fixed accounts, respectively.  Changes in fair value of all other derivatives is a component of net investment income.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivative instruments are reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings.  The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact.  Any ineffective portion of the gain or loss is reported currently in earnings as a component of net investment income.  If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

Derivative instruments that are entered into for hedging purposes are designated as such at the time RiverSource Life enters into the contract.  For all derivative instruments that are designated for hedging activities, RiverSource Life formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships.  Management also formally documents its risk management objectives and strategies for entering into the hedge transactions.  RiverSource Life formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items.  If it is determined that a derivative is no longer highly effective as a hedge, RiverSource Life will discontinue the application of hedge accounting.

The equity component of the equity indexed annuity obligations are considered embedded derivatives.  Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions.  The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.  The fair value of embedded derivatives associated with annuities is included in future policy benefits.  The change in fair value of the equity indexed annuity embedded derivatives is reflected in the interest credited to fixed accounts.  The changes in the fair value of the GMWB and GMAB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

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

Direct sales commissions and other costs deferred as DAC are amortized over time.  For annuity and universal life contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business.  For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

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

For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and therefore are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable.  If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in RiverSource Life’s consolidated results of operations.

For annuity, life, DI and LTC insurance products, key assumptions underlying those long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts.  Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates.  Management must also make assumptions to project maintenance expenses associated with servicing annuity and insurance business during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future.  The rates used vary by equity and fixed income investments.  Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis.  RiverSource Life typically uses a mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  In the fourth quarter of 2008, RiverSource Life decided to constrain near-term equity growth rates below the level suggested by mean reversion. This constraint is based on RiverSource Life’s analysis of historical equity returns following downturns in the market.  DAC amortization expense recorded in a period when client asset value growth rates exceed near-term estimates will typically be less than in a period when growth rates fall short of near-term estimate.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously.  Unless management identifies a significant deviation over the course of its quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.

Deferred Sales Inducement Costs

Deferred sales inducement costs (“DSIC”) consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values.  These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature.  The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.  The amortization of DSIC is recorded in benefits, claims, losses and settlement expenses.

Separate Account Assets and Liabilities
Separate account assets and liabilities are primarily funds held for the exclusive benefit of variable annuity contractholder and variable life insurance policyholders.  RiverSource Life receives mortality and expense risk and other fees, guarantee fees and cost of insurance charges from the related accounts.

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

The majority of the variable annuity contracts offered by RiverSource Life contain guaranteed minimum death benefit (“GMDB”) provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition, RiverSource Life offers contracts containing GMWB and GMAB provisions and, until May 2007, RiverSource Life offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.  As a result of the recent market decline, the amount by which guarantees exceed the accumulation value has increased significantly.

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value.  See Note 11 for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions are determined in the same way as the liability for variable annuity death benefits.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2008, depending on year of issue, with an average rate of approximately 5.8%.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for RiverSource Life’s experience. Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2008, with an average rate of 4.8%. Interest rates used with LTC claims ranged from 4.0% to 7.0% at December 31, 2008, with an average rate of 4.1%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on RiverSource Life’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2008, depending on policy form, issue year and policy duration. Anticipated interest rates for DI vary by plan and were 7.5% and 6.0% at policy issue grading to 5.0% over five years and 4.5% over 20 years, respectively. Anticipated discount rates for LTC vary by plan and were 5.8% at December 31, 2008 and range from 5.9% to 6.3% over 40 years.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable.

Sources of Revenue

RiverSource Life’s principal sources of revenue include premium revenues, net investment income and policy and contract charges.

Premium Revenues
Premium revenues include premiums on traditional life, DI and LTC insurance products and immediate annuities with a life contingent feature.  Premiums on traditional life, DI and LTC insurance are net of reinsurance ceded and are recognized as revenue when due.

Net Investment Income
Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans and policy loans, mark-to-market adjustment on trading securities and certain derivatives and pro-rata share of net income or loss of equity method investments.  Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

Policy and Contract Charges
Policy and contract charges include mortality and expense risk fees and certain charges assessed on annuities and fixed and variable universal life insurance, such as cost of insurance, net of reinsurance premiums for universal life insurance products, and administrative and surrender charges.  Mortality and expense risk fees include risk, management and administration fees, which are generated directly and indirectly from RiverSource Life’s separate account assets.  Cost of insurance charges on fixed and variable universal life insurance and contract charges and surrender charges on annuities and universal and variable universal life insurance are recognized as revenue when collected.

Net Realized Investment Gains (Losses)
Realized gains and losses are recognized using the specific identification method, on a trade date basis, and charges are recorded when securities are determined to be other-than-temporarily impaired.

Other Insurance and Operating Expenses
Other insurance and operating expenses primarily include expenses allocated to RiverSource Life from its parent, Ameriprise Financial, for RiverSource Life’s share of compensation, professional and consultant fees, information technology and communications, facilities and equipment, advertising and promotion and legal and regulatory.

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

RiverSource Life is required to establish a valuation allowance for any portion of deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies.

3.              Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF 99-20 to be more consistent with other impairment models used for debt securities. FSP EITF 99-20-1 is effective prospectively for reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. (“FIN”) 46(R)-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4”), which is effective for the first reporting period ending after December 15, 2008.  This FSP requires additional disclosure related to transfers of financial assets and variable interest entities. RiverSource Life applied the disclosure requirements of this FSP as of December 31, 2008.

In November 2008, the FASB issued EITF No. 08-6 “Equity Method Investments Accounting Considerations” (“EITF 08-6”), which is effective for the first annual reporting period beginning on or after December 15, 2008. EITF 08-6 clarifies the effects of the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”).  See further information on the issuance of SFAS 141(R) and SFAS 160 below.  RiverSource Life will apply EITF 08-6 to any transactions within scope occurring after December 31, 2008.

In November 2008, the FASB issued EITF No. 08-7 “Accounting for Defensive Intangible Assets” (“EITF 08-7”), which is effective for the first annual reporting period beginning on or after December 15, 2008.  EITF 08-7 provides guidance on intangible assets acquired after the effective date of SFAS 141(R) that an entity does not intend to actively use but intends to hold to prevent others from using. RiverSource Life will apply EITF 08-7 to any transactions within scope occurring after December 31, 2008.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which was effective upon issuance, including prior periods for which financial statements have not been issued. FSP 157-3 clarifies the application of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

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

In December 2007, the FASB issued SFAS 141(R), which establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and goodwill acquired.  SFAS 141(R) also requires an acquirer to disclose information about the financial effects of a business combination.  SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.  RiverSource Life will apply the standard to any business combinations within the scope of SFAS 141(R) occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, which establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent.  SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the consolidated balance sheets, and net income attributable to both the parent and the noncontrolling interest be disclosed on the face of the consolidated statements of income.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited.  The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented.  RiverSource Life is currently evaluating the impact of SFAS 160 on its consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption.  RiverSource Life adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of DAC and DSIC amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives RiverSource Life uses to hedge its exposure to market risk related to certain variable annuity riders.  RiverSource Life initially recorded these derivatives in accordance with EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”).  SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price RiverSource Life would receive to sell the derivatives to a market participant (an exit price).  The adoption of SFAS 157 also resulted in adjustments to the fair value of RiverSource Life’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, RiverSource Life adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses and adjusting the rate used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. As RiverSource Life’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), RiverSource Life deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. See Note 11 for additional information regarding the fair values of RiverSource Life’s assets and liabilities.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  RiverSource Life adopted FIN 48 as of January 1, 2007.  The effect of adopting FIN 48 on RiverSource Life’s consolidated financial condition and results of operations was not material.

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

4.              Investments

Available-for-Sale Securities

The following is a summary of Available-for-Sale securities by type:

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,030	$86	$(1,123)	$10,993
Mortgage and other asset backed securities	6,961	98	(454)	6,605
U.S. government and agencies obligations	200	11	—	211
State and municipal obligations	164	1	(20)	145
Foreign government bonds and obligations	95	16	(4)	107
Structured investments(a)	2	7	—	9
Total fixed maturities	19,452	219	(1,601)	18,070
Common and preferred stocks	30	—	(14)	16
Total	$19,482	$219	$(1,615)	$18,086

(a)   Includes unconsolidated collateralized debt obligations.

	December 31, 2007
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,870	$112	$(307)	$12,675
Mortgage and other asset backed securities	7,637	33	(84)	7,586
U.S. government and agencies obligations	249	7	(1)	255
State and municipal obligations	165	3	(6)	162
Foreign government bonds and obligations	97	15	—	112
Structured investments(a)	2	—	—	2
Total fixed maturities	21,020	170	(398)	20,792
Common and preferred stocks	30	—	(1)	29
Total	$21,050	$170	$(399)	$20,821

(a)   Includes unconsolidated collateralized debt obligations.

At December 31, 2008 and 2007, fixed maturity securities comprised approximately 82% and 85%, respectively, of RiverSource Life’s total investments.  These securities were rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”), except for approximately $1.1 billion and $1.3 billion of securities at December 31, 2008 and 2007, respectively, which were rated by RiverSource Investments, LLC’s internal analysts using criteria similar to Moody’s and S&P.  Ratings on investment grade securities are presented using S&P’s convention and, if the two agencies’ ratings differ, the lower rating was used.  A summary of fixed maturity securities by rating was as follows:

	December 31, 2008			December 31, 2007
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,038	$6,779	38%	$7,854	$7,815	38%
AA	1,071	1,017	6	2,046	2,029	10
A	4,132	3,883	21	3,973	3,938	19
BBB	5,901	5,388	30	5,586	5,514	26
Below investment grade	1,310	1,003	5	1,561	1,496	7
Total fixed maturities	$19,452	$18,070	100%	$21,020	$20,792	100%

At December 31, 2008 and 2007, approximately 44% and 45%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$5,086	$(372)	$3,309	$(751)	$8,395	$(1,123)
Mortgage and other asset backed securities	879	(139)	1,457	(315)	2,336	(454)
U.S. government and agencies obligations	—	—	11	—	11	—
State and municipal obligations	17	(1)	78	(19)	95	(20)
Foreign government bonds and obligations	20	(4)	—	—	20	(4)
Common and preferred stock	—	—	16	(14)	16	(14)
Total	$6,002	$(516)	$4,871	$(1,099)	$10,873	$(1,615)

	December 31, 2007
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$1,477	$(45)	$7,083	$(262)	$8,560	$(307)
Mortgage and other asset backed securities	888	(15)	4,219	(69)	5,107	(84)
U.S. government and agencies obligations	—	—	154	(1)	154	(1)
State and municipal obligations	47	(4)	63	(2)	110	(6)
Foreign government bonds and obligations	—	—	2	—	2	—
Common and preferred stock	29	(1)	—	—	29	(1)
Total	$2,441	$(65)	$11,521	$(334)	$13,962	$(399)

In evaluating potential other-than-temporary impairments, RiverSource Life considers the extent to which amortized costs exceeds fair value and the duration of that difference.  The following table summarizes the unrealized losses by ratio of fair value to amortized cost:

	December 31, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	191	$3,181	$(75)	69	$1,068	$(23)	260	$4,249	$(98)
90% - 95%	98	1,667	(129)	48	1,001	(86)	146	2,668	(215)
80% - 90%	62	747	(119)	82	1,465	(271)	144	2,212	(390)
Less than 80%	47	407	(193)	150	1,337	(719)	197	1,744	(912)
Total	398	$6,002	$(516)	349	$4,871	$(1,099)	747	$10,873	$(1,615)

	December 31, 2007
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	164	$2,015	$(25)	486	$10,169	$(180)	650	$12,184	$(205)
90% - 95%	31	305	(22)	48	811	(57)	79	1,116	(79)
80% - 90%	4	121	(18)	32	461	(66)	36	582	(84)
Less than 80%	1	—	—	10	80	(31)	11	80	(31)
Total	200	$2,441	$(65)	576	$11,521	$(334)	776	$13,962	$(399)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the increase in gross unrealized losses on its Available-for-Sale securities in 2008 was attributable primarily to widening of credit spreads across sectors.  A majority of the unrealized losses for the year ended December 31, 2008 related to corporate debt securities and mortgage backed and asset backed securities. From an overall perspective, the gross unrealized losses were not concentrated in any individual industries or with any individual securities.  The securities with a fair value to amortized cost ratio of 80%-90% primarily related to the banking, communications, energy, and utility industries.  The total gross unrealized loss related to the banking industry was $91 million.  The securities with a fair value to amortized cost ratio of less than 80% primarily relate to the consumer cyclical, communications, real estate investment trusts, and consumer non-cyclical industries.  The largest unrealized loss associated with an individual issuer, excluding GNMA, FNMA and FHLMC mortgage backed securities, was $34 million.  The securities related to this issuer have a fair value to amortized cost ratio of 65% and have been in an unrealized loss position for more than 12 months.  RiverSource Life believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value.  In addition, RiverSource Life has the ability and intent to hold these securities until anticipated recovery which may not be until maturity.

RiverSource Life regularly reviews Available-for-Sale securities for impairments in value considered to be other-than-temporary.  See Note 2 for additional information regarding RiverSource Life’s evaluation of potential other-than-temporary impairments.

RiverSource Life’s total mortgage and asset backed exposure at December 31, 2008 was $6.6 billion which included $3.5 billion of residential mortgage backed securities and $2.4 billion of commercial mortgage backed securities. At December 31, 2008, residential mortgage backed securities included $3.0 billion of agency-backed securities, $0.3 billion of Alt-A securities, and $0.2 billion of prime, non-agency securities. With respect to the Alt-A securities, the vast majority are rated AAA. None of the structures are levered, and the majority of the AAA-rated holdings are “super senior” bonds, meaning they have more collateral support or credit enhancement than required to receive a AAA rating.  The prime, non-agency securities are a seasoned portfolio, almost entirely 2005 and earlier production, with the vast majority AAA-rated.  With regard to asset backed securities, RiverSource Life’s exposure at December 31, 2008 was $0.7 billion, which included $0.1 billion of securities backed by subprime collateral. These securities are predominantly AAA-rated bonds backed by seasoned, traditional, first lien collateral. Holdings include both floating rate and short-duration, fixed securities. RiverSource Life has no other structured or hedge fund investments with exposure to subprime residential mortgages.

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

The following table presents the components of the net unrealized securities gains (losses), net of tax, included in accumulated other comprehensive loss:

	2008	2007	2006
	(in millions)
Net unrealized securities losses at January 1	$(116)	$(168)	$(91)
Holding (losses) gains, net of tax of $405, $38 and $63, respectively	(754)	70	(116)
Reclassification of realized gains, net of tax of $3, $16 and $17, respectively	(5)	(28)	(33)
DAC, net of tax of $80, $5 and $15, respectively	148	(7)	29
DSIC, net of tax of $11, nil and $2, respectively	21	(1)	3
Fixed annuity liabilities, net of tax of $15, $11 and $22, respectively	28	18	40
Net unrealized securities losses at December 31	$(678)	$(116)	$(168)

Available-for-Sale securities by maturity at December 31, 2008 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$830	$824
Due after one year through five years	7,229	6,718
Due after five years through 10 years	3,112	2,707
Due after 10 years	1,318	1,207
	12,489	11,456
Mortgage and other asset backed securities	6,961	6,605
Structured investments	2	9
Common and preferred stocks	30	16
Total	$19,482	$18,086

The expected payments on mortgage and other asset backed securities and structured investments may not coincide with their contractual maturities.  As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

The table below includes sales, maturities, and purchases of investments classified as Available-for-Sale:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Sales	$246	$3,020	$1,895
Maturities, sinking fund payments and calls	2,510	1,908	2,014
Purchases	(1,684)	(677)	(1,416)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Gross realized investment gains	$13	$64	$61
Gross realized investment losses	(6)	(20)	(10)
Other-than-temporary impairments	(440)	(4)	—

The $440 million of other-than-temporary impairments in 2008 primarily related to credit-related losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services industry and asset backed and other securities. The $4 million of other-than-temporary impairments in 2007 related to corporate debt securities in the publishing and home building industries which were downgraded in 2007.

At December 31, 2008 and 2007, bonds carried at $6 million and $7 million, respectively, were on deposit with various states as required by law.

Commercial mortgage loans, net

The following is a summary of commercial mortgage loans:

	December 31,
	2008	2007
	(in millions)
Commercial mortgage loans	$2,754	$2,908
Less: allowance for loan losses	(17)	(16)
Commercial mortgage loans, net	$2,737	$2,892

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

The balances of and changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Balance at January 1	$16	$37	$41
Provision for loan losses	1	(21)	—
Foreclosures, write-offs and loan sales	—	—	(4)
Balance at December 31	$17	$16	$37

Concentrations of credit risk of commercial mortgage loans by region were as follows:

	December 31,
	2008		2007
	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
Commercial mortgage loans by U.S. region	(in millions)

Atlantic	$880	$3	$922	$22
North Central	629	10	687	33
Pacific	463	20	461	21
Mountain	319	10	343	9
South Central	287	—	298	8
New England	176	—	197	8
	2,754	43	2,908	101
Less: allowance for loan losses	(17)	—	(16)	—
Total	$2,737	$43	$2,892	$101

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	December 31,
	2008		2007
	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
Commercial mortgage loans by property type	(in millions)

Office buildings	$777	$18	$874	$12
Shopping centers and retail	869	23	860	66
Apartments	383	—	419	8
Industrial buildings	485	2	510	9
Hotels and motels	76	—	78	—
Medical buildings	32	—	42	—
Mixed use	50	—	52	1
Other	82	—	73	5
	2,754	43	2,908	101
Less: allowance for loan losses	(17)	—	(16)	—
Total	$2,737	$43	$2,892	$101

Commitments to fund commercial mortgages were made in the ordinary course of business.  The funding commitments at December 31, 2008 and 2007 approximate fair value.

Below investment grade syndicated bank loans, net

The following is a summary of below investment grade syndicated bank loans:

	December 31,
	2008	2007
	(in millions)
Below investment grade syndicated bank loans	$260	$62
Less: allowance for loan losses	(12)	(4)
Net below investment grade syndicated bank loans	$248	$58

Below investment grade syndicated bank loans, which are included as a component of other investments, represent loans in which a group of lenders provide funds to borrowers. There is usually one originating lender which retains a small percentage and syndicates the remainder.

Trading Securities

Net recognized gains related to trading securities were $10 million at December 31, 2008 and net recognized losses were $24 million and $36 million for the years ended December 31, 2007 and 2006, respectively.

Sources of investment income and net realized investment gains (losses)

Net investment income is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Income on fixed maturities	$1,043	$1,187	$1,409
Income on commercial mortgage loans	173	173	181
Trading securities and other investments	55	82	51
	1,271	1,442	1,641
Less: Investment expenses	19	18	19
Total	$1,252	$1,424	$1,622

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Fixed maturities	$(433)	$40	$50
Commercial mortgage loans	(1)	—	1
Trading securities and other investments	(8)	—	—
Reduction in the allowance for loan losses	—	21	—
Total	$(442)	$61	$51

5.              Variable Interest Entities

RiverSource Tax Adv. Inv., a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RiverSource Tax Adv. Inv.’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values. RiverSource Tax Adv. Inv. has no obligation to provide further financial or other support to the affordable housing partnerships nor has RiverSource Tax Adv. Inv. provided any additional support to the affordable housing partnerships. RiverSource Life had no liabilities recorded as of December 31, 2008 and 2007 related to the affordable housing partnerships.

RiverSource Tax Adv. Inv. is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. In most cases, RiverSource Tax Adv. Inv. has less than 50% interest in the partnerships sharing in benefits and risks with other limited partners in proportion to RiverSource Tax Adv. Inv.’s ownership interest. In the limited cases in which RiverSource Tax Adv. Inv. has a greater than 50% interest in affordable housing partnerships, it was determined that the relationship with the general partner is an agent relationship and the general partner was most closely related to the partnership as it is the key decision maker and controls the operations. The carrying values are reflected in trading securities and other investments and were $54 million and $88 million as of December 31, 2008 and 2007, respectively.

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2008, RiverSource Life completed the annual detailed review of valuation assumptions.  In addition, during the third quarter of 2008, RiverSource Life converted to a new industry standard valuation system that provides enhanced modeling capabilities.

The total pretax impacts on RiverSource Life’s assets and liabilities attributable to the review of valuation assumptions and the valuation system conversion during the third quarter of 2008 and the review of the valuation assumptions during the third quarter of 2007 and 2006 were as follows:

Balance Sheet Impact Debit (Credit)	Reinsurance Recoverables	DAC	DSIC	Other Assets	Future Policy Benefits	Other Liabilities	Total
(in millions)
2008 period	$92	$(82)	$(6)	$1	$96	$5	$106
2007 period	(2)	(16)	3	—	(15)	—	(30)
2006 period	(1)	38	—	—	(12)	—	25

The total pretax impacts on RiverSource Life’s revenues and expenses attributable to the review of the valuation assumptions and the valuation system conversion for the year ended December 31, 2008 and the review of the valuation assumptions for the years ended December 31, 2007 and 2006 were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
(in millions)
2008 period	$2	$95	$90	$(82)	$1	$106
2007 period	—	(2)	(12)	(16)	—	(30)
2006 period	—	(1)	(12)	38	—	25

The balances of and changes in DAC were as follows:

	2008	2007	2006
	(in millions)
Balance at January 1	$4,429	$4,411	$4,036
Cumulative effect of accounting change	36	(204)	—
Capitalization of acquisition costs	592	704	687
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(779)	(454)	(394)
Amortization, impact of valuation assumptions review and valuation system conversion	(82)	(16)	38
Impact of change in net unrealized securities losses (gains)	228	(12)	44
Balance at December 31	$4,424	$4,429	$4,411

The balances of and changes in DSIC were as follows:

	2008	2007	2006
	(in millions)
Balance at January 1	$511	$452	$370
Cumulative effect of accounting change	9	(11)	—
Capitalization of sales inducements	87	124	126
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(115)	(56)	(48)
Amortization, impact of valuation assumptions review and valuation system conversion	(6)	3	—
Impact of change in net unrealized securities losses (gains)	32	(1)	4
Balance at December 31	$518	$511	$452

Effective January 1, 2008, RiverSource Life adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively.  See Note 3 and Note 11 for additional information regarding SFAS 157.

Effective January 1, 2007, RiverSource Life adopted SOP 05-1 and recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

7.              Reinsurance

Generally, RiverSource Life reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products.  As a result, RiverSource Life typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations.  RiverSource Life began reinsuring risks at this level beginning in 2001 for term life insurance and 2002 for individual fixed and variable universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by RiverSource Life is $1.5 million (increased from $750,000 during 2008) on any policy insuring a single life and $1.5 million on any flexible premium survivorship life policy.  Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing LTC policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded the remaining 50% of the risk on a coinsurance basis to a subsidiary of Genworth Financial, Inc. (“Genworth”).

Generally, RiverSource Life retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in October 2007 in most states and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies.  RiverSource Life retains all risk for new claims on DI contracts sold on other policy forms.  RiverSource Life also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

In addition, RiverSource Life assumes life insurance and fixed annuity risk under reinsurance arrangements with unaffiliated insurance companies.

At December 31, 2008, 2007 and 2006, traditional life and universal life insurance in force aggregated $192.3 billion, $187.3 billion and $174.1 billion, respectively, of which $127.6 billion, $117.4 billion and $102.4 billion were reinsured at the respective year ends.  Life insurance in force is reported on a statutory basis.  RiverSource Life also reinsures a portion of the risks assumed under its DI and LTC policies.

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Direct premiums	$631	$621	$645
Reinsurance assumed	2	2	3
Reinsurance ceded	(152)	(138)	(115)
Net premiums	$481	$485	$533

Policy and contract charges are presented on the Consolidated Statements of Income net of $61 million, $57 million and $55 million of reinsurance ceded for the years ended December 31, 2008, 2007 and 2006, respectively.

Reinsurance recovered from reinsurers was $142 million, $126 million and $115 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Reinsurance contracts do not relieve RiverSource Life from its primary obligation to policyholders.

Included in reinsurance recoverables is approximately $1.2 billion and $1.0 billion related to LTC risk ceded to Genworth as of December 31, 2008 and 2007, respectively.  Included in future policy benefits is $689 million and $730 million related to assumed reinsurance arrangements as of December 31, 2008 and 2007, respectively.

8.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	December 31,
	2008	2007
	(in millions)
Fixed annuities	$14,058	$14,382
Equity indexed annuities accumulated host values	228	253
Equity indexed annuities embedded derivatives	16	53
Variable annuities fixed sub-accounts	5,623	5,419
Variable annuity GMWB	1,471	136
Variable annuity GMAB	367	33
Other variable annuity guarantees	67	27
Total annuities	21,830	20,303
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,526	2,568
Other life, DI and LTC insurance	4,397	4,106
Total future policy benefits	28,753	26,977
Policy claims and other policyholders’ funds	172	91
Total future policy benefits and policy claims and other policyholders’ funds	$28,925	$27,068

Separate account liabilities consisted of the following:

	December 31,
	2008	2007
	(in millions)
Variable annuity variable sub-accounts	$37,657	$51,764
VUL insurance variable sub-accounts	4,091	6,244
Other insurance variable sub-accounts	39	62
Total separate account liabilities	$41,787	$58,070

Fixed Annuities

Fixed annuities include both deferred and payout contracts.  Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested.  Payout contracts guarantee a fixed income payment for life or the term of the contract.  RiverSource Life generally invests the proceeds from the annuity payments in fixed rate securities.  The interest rate risks under these obligations were partially hedged with derivative instruments designated as a cash flow hedge of the interest credited on forecasted sales. As of January 1, 2007 the hedge designation was removed. See Note 15 for additional information regarding RiverSource Life’s derivative instruments.

Equity Indexed Annuities

The Index 500 Annuity, RiverSource Life’s equity indexed annuity product, is a single premium deferred fixed annuity.  The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index.  This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders.  RiverSource Life generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 15 for additional information regarding RiverSource Life’s derivative instruments.

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account.  A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Most of the variable annuity contracts issued by RiverSource Life contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions.  RiverSource Life previously offered contracts with GMIB provisions. See Note 2 and Note 9 for additional information regarding RiverSource Life’s variable annuity guarantees. RiverSource Life does not currently hedge its risk under the GMDB, GGU and GMIB provisions.  The total value of variable annuity contracts with GMWB riders decreased from $13.1 billion at December 31, 2007 to $12.7 billion at December 31, 2008.  The total value of variable annuity contracts with GMAB riders decreased from $2.3 billion at December 31, 2007 to $2.0 billion at December 31, 2008.  See Note 15 for additional information regarding derivative instruments used to hedge GMWB and GMAB risk.

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by RiverSource Life.  Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account.  A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.  RiverSource Life also offers term and whole life insurance as well as disability products.  RiverSource Life no longer offers LTC products but has in-force policies from prior years.  Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims, and obligations for anticipated future claims.

9.              Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by RiverSource Life contain GMDB provisions.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as GGU benefits.  In addition, RiverSource Life offers contracts with GMWB and GMAB provisions.  RiverSource Life previously offered contracts containing GMIB provisions.  See Note 2 and Note 8 for additional information regarding the liabilities related to variable annuity guarantees.

The GMDB provisions provide a specified minimum return upon death of the contractholder.  The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract.  RiverSource Life has three primary GMDB provisions:

 •               Return of premium — provides purchase payments minus adjusted partial surrenders.

 •               Reset — provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders.  This provision is often provided in combination with the return of premium provision.  This provision is no longer offered.

 •               Ratchet — provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.

The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on equity market performance.  At issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance.  The GMWB offered initially guarantees that the contractholder can withdraw 7% per year until the amount withdrawn is equal to the guaranteed amount, regardless of the performance of the underlying funds.  In 2006, RiverSource Life began offering an enhanced withdrawal benefit that gives contractholders a choice to withdraw 6% per year for the life of the contractholder (“GMWB for life”) or 7% per year until the amount withdrawn is equal to the guaranteed amount. In 2007, RiverSource Life added a new GMWB benefit design that is available in a joint version that promises 6% withdrawals while either contractholder remains alive.  In addition, once withdrawals begin, the contractholder’s funds are moved to one of the three less aggressive asset allocation models (of the five that are available prior to withdrawal).

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

Certain universal life contracts offered by RiverSource Life provide secondary guarantee benefits.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides summary information related to all variable annuity guarantees for which RiverSource Life has established additional liabilities:

	December 31, 2008				December 31, 2007
Variable annuity guarantees by benefit type (1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
(in millions, except age)
GMDB:
Return of Premium	$22,249	$20,153	$4,873	61	$25,804	$23,892	$26	60
Six-Year Reset	12,719	10,063	2,802	61	20,231	17,617	167	60
One-Year Ratchet	5,770	5,061	2,163	62	7,908	7,143	81	61
Five-Year Ratchet	951	888	199	59	1,211	1,163	1	58
Other	471	429	192	66	693	639	12	65
Total — GMDB	$42,160	$36,594	$10,229	61	$55,847	$50,454	$287	60

GGU death benefit	$699	$619	$65	63	$950	$873	$80	62

GMIB	$567	$511	$245	63	$927	$859	$18	62

GMWB:
GMWB	$3,513	$3,409	$1,312	63	$5,104	$4,980	$22	62
GMWB for life	9,194	8,764	2,704	63	7,958	7,685	33	62
Total — GMWB	$12,707	$12,173	$4,016	63	$13,062	$12,665	$55	62

GMAB	$2,006	$1,937	$608	56	$2,260	$2,205	$3	55

 (1)       Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type.  Variable annuity contracts for which the death benefit always equals account value are not shown in this table.

(2)          Represents the current guaranteed benefit amount in excess of the current contract value.  GMIB, GMWB and GMAB benefits are subject to waiting periods and payment periods specified in the contract.  As a result of the recent market decline, the amount by which guarantees exceed the accumulation value has increased significantly.

Changes in additional liabilities (assets) were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability (asset) balance at January 1, 2007	$26	$5	$(12)	$(5)	$1
Incurred claims	1	—	148	38	4
Paid claims	(3)	(2)	—	—	(1)
Liability balance at December 31, 2007	24	3	136	33	4
Incurred claims	58	10	1,335	334	6
Paid claims	(27)	(1)	—	—	(3)
Liability balance at December 31, 2008	$55	$12	$1,471	$367	$7

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2008	2007
	(in millions)
Mutual funds:
Equity	$21,899	$34,540
Bond	12,135	12,549
Other	3,463	4,478
Total mutual funds	$37,497	$51,567

No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

10.       Lines of Credit

In September 2008, RiverSource Life, as the lender, entered into a revolving credit agreement with Ameriprise Financial as the borrower.  This line of credit is not to exceed 3% of RiverSource Life’s statutory admitted assets as of the prior year end.  The interest rate for any borrowing is established by reference to LIBOR plus 28 basis points.  In the event of default, an additional 1% interest will accrue during such period of default.  There were no amounts outstanding on this revolving credit agreement as of December 31, 2008.

RiverSource Life had a collateral loan agreement with Ameriprise Financial aggregating up to $75 million which expired on October 31, 2008.

RiverSource Life has available a committed line of credit with Ameriprise Financial aggregating $200 million.  The interest rate for any borrowings is established by reference to LIBOR plus 28 basis points.  There were no amounts outstanding on this line of credit at December 31, 2008 and 2007.

11.       Fair Values of Assets and Liabilities

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

Assets

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. RiverSource Life’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries. Level 2 securities include corporate and municipal bonds, agency mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. and foreign government and agency securities. Level 3 securities include corporate bonds, non-agency residential mortgage backed securities and asset backed securities.

Through RiverSource Life’s own experience transacting in the marketplace and through discussions with its pricing vendors, RiverSource Life believes that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in RiverSource Life applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services).  RiverSource Life considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities.

At the beginning of the fourth quarter of 2008, $219 million of prime non-agency residential mortgage backed securities were transferred from Level 2 to Level 3 of the fair value hierarchy because management believes the market for these prime quality assets is now inactive.  The loss recognized on these assets during the fourth quarter of 2008 was $47 million of which $13 million was included in net investment income and $34 million was included in other comprehensive loss.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

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

Liabilities

Embedded Derivatives

Variable Annuity Riders — Guaranteed Minimum Accumulation Benefit and Guaranteed Minimum Withdrawal Benefit

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale:
Fixed maturities	$21	$16,336	$1,713	$18,070
Common and preferred stocks	—	16	—	16
Trading securities	70	77	—	147
Cash equivalents	432	2,861	—	3,293
Other assets	—	2,238	200	2,438
Separate account assets	—	41,787	—	41,787
Total assets at fair value	$523	$63,315	$1,913	$65,751

Liabilities
Future policy benefits	$—	$16	$1,832	$1,848
Other liabilities	—	645	—	645
Total liabilities at fair value	$—	$661	$1,832	$2,493

The following table provides a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2008:

	Available- for-Sale Securities: Fixed Maturities		Other Assets		Future Policy Benefits		Other Liabilities
	(in millions)
Balance, January 1	$1,810		$280		$(158)		$—
Total gains (losses) included in:
Net income (loss)	(169	)(1)	149	(2)	(1,611	)(2)	(9	)(2)
Other comprehensive loss	(304)		—		—		—
Purchases, sales, issuances and settlements, net	157		(229)		(63)		9
Transfers into Level 3	219	(3)	—		—		—
Balance, December 31	$1,713		$200		$(1,832)		$—

Change in unrealized gains (losses) included in net income relating to assets and liabilities held at December 31	$(172	)(4)	$126	(2)	$(1,608	)(2)	$—

(1)          Represents a $176 million loss included in net realized investment gains (losses) and a $7 million gain included in net investment income in the Consolidated Statements of Income.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)          Represents prime non-agency residential mortgage backed securities previously classified as Level 2 for which management believes the market for these prime quality assets is now inactive.

(4)          Represents a $175 million loss included in net realized investment gains (losses) and a $3 million gain included in net investment income in the Consolidated Statements of Income.

During the reporting period, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value as of December 31, 2008 and 2007. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,737	$2,506	$2,892	$2,868
Policy loans	722	779	697	697
Other investments	248	202	58	59
Financial Liabilities
Future policy benefits	13,116	12,418	18,622	18,077
Separate account liabilities	386	386	748	748

Commercial mortgage loans, net

The fair value of commercial mortgage loans, except those with significant credit deterioration is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for RiverSource Life’s estimate of the amount recoverable on the loan.

Policy loans

The fair value of policy loans has been determined using discounted cash flows.

Future policy benefits

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior and RiverSource Life’s non-performance risk specific to these liabilities. The fair value of fixed annuities, in payout status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for expense margin and RiverSource Life’s non-performance risk specific to these liabilities. Variable annuity fixed sub-accounts classified as investment contracts and equity indexed annuities fair value is determined by discounting cash flows adjusted for policyholder behavior and RiverSource Life’s non-performance risk specific to these liabilities.

Separate account liabilities

Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets.  Carrying value is a reasonable estimate of the fair value as it represents the exit value as evidenced by withdrawal transactions between contractholders and RiverSource Life. A non-performance adjustment is not included as the related separate account assets act as collateral for these liabilities and minimize non-performance risk.

12.       Related Party Transactions

RiverSource Investments, LLC is the investment manager for the proprietary mutual funds used as investment options by RiverSource Life’s variable annuity contractholders and variable life insurance policyholders.  RiverSource Life provides all fund management services, other than investment management, and is compensated for the administrative services it provides.  For the years ended December 31, 2008, 2007 and 2006, RiverSource Life received $101 million, $97 million and $76 million, respectively, from RiverSource Investments, LLC for administrative services provided by RiverSource Life.

RiverSource Life participates in the Ameriprise Financial Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements.  RiverSource Life contributions to the plan are based on participants’ age, years of service and total compensation for the year.  Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  RiverSource Life’s share of the total net periodic pension cost was approximately $1 million for each of the years ended December 31, 2008, 2007 and 2006.

RiverSource Life participates in the Ameriprise Financial 2005 Incentive Compensation Plan.  Employees, directors and independent contractors are eligible to receive incentive awards including stock options, restricted stock awards, restricted stock units, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction.  The expense for incentive awards was $3 million in 2008, $3 million in 2007 and $2 million in 2006.

RiverSource Life also participates in the defined contribution pension plans of Ameriprise Financial which cover all employees who have met certain employment requirements.  RiverSource Life contributions to the plans are a percent of either each employee’s eligible compensation or basic contributions.  Costs of these plans charged to operations were nil in 2008 and $3 million in both 2007 and 2006.

RiverSource Life participates in the defined benefit health care plans of Ameriprise Financial that provide health care and life insurance benefits to retired employees and retired financial advisors.  The plans include participant contributions and service related eligibility requirements.  Upon retirement, such employees are considered to have been employees of Ameriprise Financial.  Ameriprise Financial expenses these benefits and allocates the expenses to its subsidiaries.  The cost of these plans charged to operations in 2008, 2007 and 2006 were $1 million, $2 million and $1 million, respectively.

Charges by Ameriprise Financial and affiliated companies to RiverSource Life for use of joint facilities, technology support, marketing services and other services aggregated $673 million, $909 million and $755 million for 2008, 2007 and 2006, respectively.  Certain of these costs are included in DAC.  Expenses allocated to RiverSource Life may not be reflective of expenses that would have been incurred by RiverSource Life on a stand-alone basis.

Dividends paid and received were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash dividends paid to Ameriprise Financial	$775	$900	$300
Cash dividends paid to RiverSource Life Insurance Company from RiverSource Life of NY	77	83	25
Non-cash dividend paid to Ameriprise Financial from RiverSource Tax Adv. Inv.	118	—	—

Notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds.  See Note 13 for additional information.

During 2008, RiverSource Life received a non-cash capital contribution of $83 million comprised of below investment grade syndicated bank loans from Ameriprise Financial.

In addition, RiverSource Life Insurance Company received a $239 million contribution from Ameriprise Financial, consisting of all the issued and outstanding shares of RiverSource Tax Adv. Inv.

There were no amounts included in other liabilities at December 31, 2008 and 2007 payable to Ameriprise Financial for federal income taxes.

13.       Statutory Capital and Surplus

State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators.  For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval.  RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $173 million and $788 million as of December 31, 2008 and 2007, respectively.

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

Statutory net gain from operations and net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

	2008	2007	2006
	(in millions)
	(unaudited)
Statutory net gain (loss) from operations (1)	$(1,184)	$523	$469
Statutory net income (loss) (1)	(1,407)	555	514
Statutory capital and surplus	2,529	2,820	3,258

(1)          An increase in statutory reserves for variable annuity guaranteed benefits contributed significantly to the loss in 2008, but was substantially offset by unrealized gains on derivatives which are not included in the statutory income statement, but recorded directly to surplus.

14.       Income Taxes

RiverSource Life qualifies as a life insurance company for federal income tax purposes.  As such, RiverSource Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)
Current income tax:
Federal	$42	$(30)	$8
State	3	—	—
Total current income tax	45	(30)	8
Deferred income tax
Federal	(236)	83	124
State	2	—	(3)
Total deferred income tax	(234)	83	121
Income tax provision (benefit)	$(189)	$53	$129

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2008	2007	2006
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Tax-exempt interest and dividend income	56.6	(10.9)	(6.8)
State taxes, net of federal benefit	(3.7)	—	(0.4)
Low income housing credit	27.9	(7.0)	(6.9)
Foreign tax credit, net of addback	15.3	(2.3)	(0.7)
Taxes applicable to prior years	29.2	(4.0)	—
Other, net	(0.2)	—	0.1
Income tax provision	160.1%	10.8%	20.3%

RiverSource Life’s effective tax rate was 160.1% and 10.8% for the years ended December 31, 2008 and 2007, respectively.  The increase in the effective tax rate is primarily due to a pretax loss in relation to a net tax benefit for 2008 compared to pretax income for 2007. RiverSource Life’s effective tax rate for 2008 included a $39 million tax benefit related to changes in the status of current audits.  RiverSource Life’s effective tax rate for 2007 included a $7 million tax benefit related to the finalization of the prior year tax return.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for U.S. GAAP reporting versus income tax return purposes.  The significant components of RiverSource Life’s deferred income tax assets and liabilities are reflected in the following table:

	December 31,
	2008	2007
	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits	$1,744	$1,144
Investment related	—	61
Net unrealized losses on Available-for Sale securities and derivatives	399	87
Net operating loss and tax credit carryforwards	159	125
Other	44	38
Gross deferred income tax assets	2,346	1,455

Deferred income tax liabilities:
DAC	1,168	1,253
Investment related	398	—
DSIC	181	179
Other	—	14
Gross deferred income tax liabilities	1,747	1,446
Net deferred income tax assets	$599	$9

RiverSource Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, a) future taxable income exclusive of reversing temporary differences and carryforwards, b) future reversals of existing taxable temporary differences, c) taxable income in prior carryback years, and d) tax planning strategies.

Additionally, RiverSource Life has net operating loss carryforwards of $15 million which expire on December 31, 2025 and 2026 as well as tax credit carryforwards of $124 million which expire December 31, 2025, 2026, 2027 and 2028.  RiverSource Life also has $20 million of foreign tax credit carryforwards which expire on December 31, 2016 and 2017.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2008 and 2007.

Effective January 1, 2007, RiverSource Life adopted the provisions of FIN 48.  The amount RiverSource Life recognized as a result of the implementation of FIN 48 was not material.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

2008
(in millions)
Balance at December 31, 2007	$97
Additions based on tax positions related to the current year	(165)
Additions for tax positions of prior years	38
Reductions for tax positions of prior years	(59)
Balance at December 31, 2008	$(89)

If recognized, approximately $30 million and $49 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2008 and 2007, respectively, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of $14 million in interest and penalties for the year ended December 31, 2008.  RiverSource Life had a $15 million and a $1 million receivable for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  However, there are a number of open audits and quantification of a range cannot be made at this time.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return completed its field examination of the RiverSource Life’s income tax returns for 1997 through 2002 during 2008.  However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  The IRS continued its examination of 2003 through 2004 which is expected to be completed during 2009.  In the fourth quarter of 2008, the IRS commenced an examination of RiverSource Life’s U.S. income tax returns for 2005 through 2007.  RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives. Management believes that it is likely that any such regulations would apply prospectively only.

As a result of the separation of Ameriprise Financial from American Express, RiverSource Life and subsidiaries will not be able to file a consolidated U.S. federal income tax return with other members of Ameriprise Financial’s affiliated group until 2010.

The items comprising other comprehensive loss are presented net of the following income tax provision (benefit) amounts:

	Years ended December 31,
	2008	2007	2006
	(in millions)
Net unrealized securities gains (losses)	$(302)	$28	$(41)
Net unrealized derivative gains (losses)	2	—	(1)
Net income tax provision (benefit)	$(300)	$28	$(42)

15.       Derivatives and Hedging Activities

Derivative instruments enable RiverSource Life to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices.  RiverSource Life does not engage in any derivative instrument trading activities.  The following table presents a summary of the notional amount and the current fair value of derivative instruments held at:

	December 31,
	2008			2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(in millions)
Interest rate swaps	$11,445	$853	$(250)	$202	$6	$(3)
Swaptions	3,200	26	—	800	1	—
Purchased equity options	16,572	1,512	(79)	6,485	416	(36)
Written equity options	2,766	22	(255)	57	—	(1)
Total return swaps	1,706	24	(60)	—	—	—
Equity futures purchased (1)	1	—	—	70	—	—
Equity futures sold (1)	599	—	—	202	—	—
Total (2)	$36,289	$2,437	$(644)	$7,816	$423	$(40)

(1)          Equity futures have no recorded value as they are cash settled daily.

(2)          The above table does not include certain embedded derivatives.

The following table presents a summary of the notional amount and fair value of derivative instruments based on the risk they hedge:

	December 31,
	2008			2007
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
	(in millions)
Equity indexed annuities	$213	$3	$—	$295	$43	$(1)
GMWB and GMAB	36,076	2,434	(644)	6,721	379	(39)
Other	—	—	—	800	1	—
Total	$36,289	$2,437	$(644)	$7,816	$423	$(40)

See Note 11 for additional information regarding RiverSource Life’s fair value measurement of derivative instruments.

Cash Flow Hedges

RiverSource Life uses interest rate derivative products, primarily swaps and swaptions, to manage funding costs related to RiverSource Life’s fixed annuity business. As of January 1, 2007, RiverSource Life removed the hedge designation from its swaptions used to hedge the risk of increasing interest rates on forecasted fixed premium product sales.  The designation was removed due to the hedge relationship no longer being highly effective. Accordingly, all changes in fair value of the swaptions were recorded directly to earnings.  As of December 31, 2008, all of these swaptions had expired.  Amounts previously recorded in accumulated other comprehensive income (loss) are reclassified into earnings as the originally forecasted transactions occur.

The following is a summary of net unrealized derivatives gains (losses) related to cash flow hedging activity, net of tax:

	2008	2007	2006
	(in millions)
Net unrealized derivatives losses at January 1	$(40)	$(41)	$(40)
Holding losses, net of tax of nil, $1 and $2, respectively	(1)	—	(4)
Reclassification of realized gains, net of tax of $2, $1 and $1, respectively	3	1	3
Net unrealized derivatives losses at December 31	$(38)	$(40)	$(41)

At December 31, 2008, RiverSource Life expects to reclassify $6 million of net pretax gains on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months related to interest rate swaptions that will be recorded in net investment income.

If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) may be recognized into earnings over the period that the hedged item impacts earnings.  As discussed above, RiverSource Life removed the hedge designation from its swaptions in 2007 and during 2008 and 2006 there were no other hedges that were terminated or the hedge designation removed.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.  No hedge relationships were discontinued during the years ended December 31, 2008, 2007 and 2006 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 10 years and relates to interest credited on forecasted fixed premium product sales.  For the years ended December 31, 2008, 2007 and 2006, there were nil, $2 million and $4 million, respectively, in losses on derivative transactions or portions thereof that were ineffective as hedges, excluded from the assessment of hedge effectiveness or reclassified into earnings as a result of the discontinuance of cash flow hedges.

Derivatives Not Designated as Hedges

RiverSource Life holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment.  These derivative instruments are used as economic hedges of interest rate risk related to various RiverSource Life products.

Certain annuity products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the amount of expenses incurred by RiverSource Life related to equity indexed annuities products will positively or negatively impact earnings. As a means of economically hedging its obligations under the provisions of these products, RiverSource Life writes and purchases index options and occasionally enters into futures contracts. Additionally, certain annuity products contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively.  RiverSource Life economically hedges the exposure related to GMWB and GMAB provisions using various equity futures, equity options, swaptions and interest rate swaps.  The premium associated with certain of these options is paid semi-annually over the life of the option contract.  As of December 31, 2008, the remaining payments RiverSource Life is scheduled to make for these options, net of amounts receivable on written deferred premium options, were $805 million through July 31, 2023.

Embedded Derivatives

The equity component of the equity indexed annuity product obligations is considered an embedded derivative. Additionally, certain annuities contain GMAB and non-life contingent GMWB provisions which are also considered embedded derivatives.  The fair value of embedded derivatives for annuity related products is included in future policy benefits.  The change in fair value of the equity indexed annuity embedded derivatives is reflected in interest credited to fixed accounts.  The changes in fair values of the GMWB and GMAB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.  At December 31, 2008 and 2007, the total fair value of these embedded derivatives, excluding the host contract and a liability for life contingent GMWB benefits of $5 million and $2 million, respectively, was a net liability of $1.8 billion and $220 million, respectively.

Credit Risk

Credit risk associated with RiverSource Life’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the contract.  To mitigate such risk, counterparties are all required to be preapproved. Additionally, RiverSource Life may, from time to time, enter into master netting arrangements and collateral arrangements wherever practical. At December 31, 2008 and 2007, RiverSource Life accepted collateral consisting primarily of cash and securities of $1.8 billion and $243 million, respectively, from counterparties.  In addition, as of December 31, 2008, RiverSource Life provided collateral consisting primarily of cash and securities of $432 million and $14 million, respectively, to counterparties. As of December 31, 2008, RiverSource Life’s maximum credit exposure to derivative transactions after considering netting arrangements with counterparties and collateral arrangements was approximately $83 million.

16.       Commitments and Contingencies

At December 31, 2008 and 2007, RiverSource Life had no material commitments to purchase investments other than mortgage loan fundings. See Note 4 for additional information.

RiverSource Life’s annuity and life products all have minimum interest rate guarantees in their fixed accounts.  As of December 31, 2008, these guarantees range up to 5.0%.  To the extent the yield on RiverSource Life’s invested assets portfolio declines below its target spread plus the minimum guarantee, RiverSource Life’s profitability would be negatively affected.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

RiverSource Life maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to Securities and Exchange Commission (“SEC”) regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to RiverSource Life’s management, including its principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.  It should be noted that, because of inherent limitations, RiverSource Life’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2008.

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

RiverSource Life’s management assessed the effectiveness of RiverSource Life’s internal control over financial reporting as of December 31, 2008. In making this assessment, RiverSource Life’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, RiverSource Life believes that, as of December 31, 2008, RiverSource Life’s internal control over financial reporting is effective.

This annual report does not include an attestation report of RiverSource Life’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by RiverSource Life’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit RiverSource Life to provide only management’s report in this annual report.

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

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Ernst & Young LLP (“Ernst & Young”) as independent registered public accounting firm to audit the Consolidated Financial Statements of RiverSource Life for the years ended December 31, 2008 and 2007.

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by Ernst & Young for the audit of RiverSource Life’s financial statements for the years ended December 31, 2008 and 2007 and other fees billed for other services rendered by Ernst & Young during those periods.

	2008	2007
	(in thousands)
Audit Fees (1)	$2,183	$1,819
Tax Fees	—	—
All Other Fees	—	—
Total	$2,183	$1,819

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

In 2008 and 2007, 100% of the services provided by Ernst & Young for RiverSource Life were pre-approved by the Audit Committee of Ameriprise Financial.

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

RIVERSOURCE LIFE INSURANCE COMPANY

Registrant

March 2, 2009	By	/s/ Timothy V. Bechtold
Date		Timothy V. Bechtold, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 2, 2009	/s/ Timothy V. Bechtold
Date	Timothy V. Bechtold, Director and President
(Principal Executive Officer)

March 2, 2009	/s/ Brian J. McGrane
Date	Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

March 2, 2009	/s/ Gumer C. Alvero
Date	Gumer C. Alvero, Director and Executive Vice
President - Annuities

March 2, 2009	/s/ David K. Stewart
Date	David K. Stewart, Vice President and Controller
(Principal Accounting Officer)

March 2, 2009	/s/ Kevin E. Palmer
Date	Kevin E. Palmer, Director, Vice President and
Chief Actuary

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

3.1	Copy of Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.

3.1.1	Copy of Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.

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