Form 10-Q
period 2009-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2009-05-06
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during

the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2009
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2009, $21,019; 2008, $19,452)	$19,691	$18,070
Common and preferred stocks, at fair value (cost: 2009 and 2008, $30)	8	16
Commercial mortgage loans, at cost (less allowance for loan losses: 2009, $16; 2008, $17)	2,707	2,737
Policy loans	716	722
Trading securities and other investments	764	452
Total investments	23,886	21,997

Cash and cash equivalents	3,634	3,307
Reinsurance recoverables	1,634	1,592
Amounts due from brokers	21	3
Deferred income taxes, net	625	599
Other accounts receivable	83	99
Accrued investment income	255	239
Deferred acquisition costs	4,180	4,324
Deferred sales inducement costs	477	518
Other assets	2,203	2,658
Separate account assets	39,381	41,787

Total assets	$76,379	$77,123

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$30,374	$28,753
Policy claims and other policyholders’ funds	216	172
Amounts due to brokers	1,638	1,862
Other liabilities	860	810
Separate account liabilities	39,381	41,787
Total liabilities	72,469	73,384

Shareholder’s equity:
Common shares, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,115	2,116
Retained earnings	2,526	2,336
Accumulated other comprehensive loss, net
Net unrealized securities losses	(657)	(678)
Noncredit related impairments on securities	(40)	—
Net unrealized derivative losses	(37)	(38)
Total accumulated other comprehensive loss, net	(734)	(716)
Total shareholder’s equity	3,910	3,739

Total liabilities and shareholder’s equity	$76,379	$77,123

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2009	2008

Revenues
Premiums	$110	$107
Net investment income	321	327
Policy and contract charges	284	315
Other revenue	47	65
Net realized investment gains (losses)	27	(23)

Total revenues	789	791

Benefits and expenses
Benefits, claims, losses and settlement expenses	(20)	190
Interest credited to fixed accounts	205	195
Amortization of deferred acquisition costs	267	135
Other insurance and operating expenses	148	184

Total benefits and expenses	600	704

Pretax income	189	87
Income tax provision (benefit)	37	(15)

Net income	$152	$102

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains before impairment losses on securities	$47
Total other-than-temporary impairment losses on securities	(23)
Portion of loss recognized in other comprehensive income	3
Net impairment losses recognized in net realized investment gains (losses)	(20)
Net realized investment gains (losses)	$27

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$152	$102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition costs and deferred sales inducement costs	(212)	(173)
Amortization of deferred acquisition costs and deferred sales inducement costs	316	152
Premium and discount amortization on Available-for-Sale securities	1	16
Deferred income taxes, net	(37)	(94)
Contractholder and policyholder charges, non-cash	(65)	(58)
Net realized investment gains	(47)	(7)
Other-than-temporary impairments recognized in net realized investment gains (losses)	20	30
Change in operating assets and liabilities:
Trading securities and equity method investments, net	(288)	8
Future policy benefits for traditional life, disability income and long term care insurance	63	73
Policy claims and other policyholders’ funds	45	7
Reinsurance recoverables	(42)	(87)
Other accounts receivable	16	8
Accrued investment income	(16)	—
Liability for derivatives collateral held	(625)	114
Other assets and liabilities, net	129	103

Net cash provided by (used in) operating activities	(590)	194

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,153	54
Maturities, sinking fund payments and calls	879	677
Purchases	(3,122)	(223)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	52	63
Purchases	(44)	(73)
Change in policy loans, net	7	(9)

Net cash provided by (used in) investing activities	(1,075)	489

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	2,417	350
Net transfers from separate accounts	284	14
Surrenders and other benefits	(770)	(804)
Other	61	(13)
Cash dividend to Ameriprise Financial, Inc.	—	(125)
Net cash provided by (used in) financing activities	1,992	(578)

Net increase in cash and cash equivalents	327	105
Cash and cash equivalents at beginning of period	3,307	980

Cash and cash equivalents at end of period	$3,634	$1,085

Supplemental Disclosures:
Income taxes paid, net	$1	$19

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2008	$3	$2,031	$3,188	$(156)	$5,066
Change in accounting principles, net	—	—	(30)	—	(30)
Comprehensive income:
Net income	—	—	102	—	102
Other comprehensive income (loss), net:
Change in net unrealized securities losses	—	—	—	(4)	(4)
Total comprehensive income					98
Cash dividends to Ameriprise Financial, Inc.	—	—	(125)	—	(125)
Balances at March 31, 2008	$3	$2,031	$3,135	$(160)	$5,009

Balances at January 1, 2009	$3	$2,116	$2,336	$(716)	$3,739
Change in accounting principles, net	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	152	—	152
Other comprehensive income (loss), net:
Change in net unrealized securities losses	—	—	—	21	21
Change in noncredit related impairments on securities	—	—	—	(2)	(2)
Change in net unrealized derivative losses	—	—	—	1	1
Total comprehensive income					172
Tax adjustment of share-based incentive compensation plan	—	(1)	—	—	(1)
Balances at March 31, 2009	$3	$2,115	$2,526	$(734)	$3,910

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.              Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and its wholly owned subsidiaries, RiverSource Life Insurance Co. of New York and RiverSource Tax Advantaged Investments, Inc. (“RiverSource Tax Adv. Inv.”)  RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as “RiverSource Life”.

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. All adjustments made were of a normal recurring nature.

Restatement for Consolidation of RiverSource Tax Adv. Inv.

On December 31, 2008, Ameriprise Financial contributed all of the issued and outstanding shares of RiverSource Tax Adv. Inv. to RiverSource Life Insurance Company.  The consolidated financial statements give effect to the RiverSource Tax Adv. Inv. transfer on December 31, 2008 as a pooling of interests for entities under common control. Prior periods have been restated to include the accounts of RiverSource Tax Adv. Inv. using the pooling of interests method in order to be comparable to the current year. Following are the amounts related to RiverSource Tax Adv. Inv. which are included in RiverSource Life’s consolidated financial statements:

March 31, 2008
(in millions)
Total revenues	$7
Net income	2
Shareholder’s equity: Retained earnings	349

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

In the first quarter of 2009, RiverSource Life reclassified reinsurance allowances for coinsurance contracts for traditional life and long term care insurance from premiums to other insurance and operating expenses to net with the associated expenses.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the impact of the reclassification of the mark-to-market adjustments on derivatives, the reinsurance allowances and the effect of the pooling of interests of RiverSource Tax. Adv. Inv. to RiverSource Life’s previously reported Consolidated Statements of Income.

	Three Months Ended March 31, 2008
	Previously Reported	Restated and Reclassified
	(in millions)
Revenues
Premiums	$116	$107
Net investment income	413	327
Policy and contract charges	316	315
Other revenue	66	65
Net realized investment losses	(23)	(23)

Total revenues	888	791

Benefits and expenses
Benefits, claims, losses and settlement expenses	294	190
Interest credited to fixed accounts	176	195
Amortization of deferred acquisition costs	135	135
Other insurance and operating expenses	188	184

Total benefits and expenses	793	704

Pretax income	95	87
Income tax benefit	(5)	(15)

Net income	$100	$102

2.              Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability has significantly decreased relative to historical levels. FSP 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” shall be disclosed by major category. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. RiverSource Life early adopted FSP 157-4 in the first quarter of 2009. The adoption did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. FSP 115-2 requires presentation of both the credit and non-credit portions of other-than-temporary impairments on the financial statements and additional disclosures in interim and annual periods for major security types. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss).  RiverSource Life adopted FSP 115-2 in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $38 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss net of impacts to DAC, DSIC, certain benefit reserves and income taxes. See Note 3 for accounting policy and disclosures required by this FSP.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires interim disclosure on the fair value of financial instruments within the scope of SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.” This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. RiverSource Life applied the disclosure requirements of FSP 107-1 in the first quarter of 2009. See Note 7 for disclosures required by this FSP.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. RiverSource Life applied the disclosure requirements of SFAS 161 in the first quarter of 2009.  See Note 8 for disclosures required by SFAS 161.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent.  SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the consolidated balance sheets, and net income attributable to both the parent and the noncontrolling interests be disclosed on the face of the consolidated statements of income.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited.  The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented.  RiverSource Life adopted SFAS 160 as of January 1, 2009.  The adoption did not have a material effect on its consolidated financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are required to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except for certain financial instruments as defined in SFAS 157 that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption.  RiverSource Life adopted SFAS 157 effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of DAC and DSIC amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives RiverSource Life uses to hedge its exposure to market risk related to certain variable annuity riders.  RiverSource Life initially recorded these derivatives in accordance with EITF Issue No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”).  SFAS 157 nullifies the guidance in EITF 02-3 and requires these derivatives to be marked to the price RiverSource Life would receive to sell the derivatives to a market participant (an exit price).  The adoption of SFAS 157 also resulted in adjustments to the fair value of RiverSource Life’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, RiverSource Life adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk and expenses and adjusting the rate used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. As RiverSource Life’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), RiverSource Life deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. See Note 7 for additional information regarding the fair values of RiverSource Life’s assets and liabilities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.              Investments

Available-for-Sale Securities

Effective January 1, 2009, RiverSource Life early adopted FSP 115-2. This interpretation significantly changed RiverSource Life’s accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, RiverSource Life assesses whether or not it has i.) the intent to sell the security (made a decision to sell) or ii.) it is more likely than not it will be required to sell the security before its anticipated recovery. If either of these conditions are met, RiverSource Life must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. In addition, for investments that do not meet the above criteria, and RiverSource Life does not expect to recover a security’s amortized cost basis, the security is considered other-than temporarily impaired. For these securities, RiverSource Life separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

For all securities that are considered temporarily impaired, RiverSource Life does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that RiverSource Life will be required to sell the security before recovery of its amortized cost basis. RiverSource Life believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

Corporate debt securities

Factors RiverSource Life considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) the duration of time in which there has been a significant decline in value; 3) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 4) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), RiverSource Life also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the three months ended March 31, 2009, certain non-agency mortgage backed securities are deemed other-than temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities. Current effective interest rates are used to discount cash flows supported by fixed rate securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following is a summary of Available-for-Sale securities by type:

	March 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,085	$92	$(1,014)	$11,163
Residential mortgage backed securities	4,795	79	(305)	4,569
Commercial mortgage backed securities	2,986	51	(144)	2,893
Asset backed securities	737	19	(56)	700
U.S. government and agencies obligations	66	7	—	73
State and municipal obligations	253	2	(74)	181
Foreign government bonds and obligations	95	13	(4)	104
Other structured investments	2	6	—	8
Total fixed maturities	21,019	269	(1,597)	19,691
Common and preferred stocks	30	—	(22)	8
Total	$21,049	$269	$(1,619)	$19,699

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,030	$86	$(1,123)	$10,993
Residential mortgage backed securities	3,697	59	(220)	3,536
Commercial mortgage backed securities	2,582	35	(174)	2,443
Asset backed securities	682	4	(60)	626
U.S. government and agencies obligations	200	11	—	211
State and municipal obligations	164	1	(20)	145
Foreign government bonds and obligations	95	16	(4)	107
Other structured investments	2	7	—	9
Total fixed maturities	19,452	219	(1,601)	18,070
Common and preferred stocks	30	—	(14)	16
Total	$19,482	$219	$(1,615)	$18,086

At both March 31, 2009 and December 31, 2008, fixed maturity securities comprised approximately 82% of RiverSource Life’s total investments.  These securities were rated by Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), except for approximately $1.1 billion of securities at both March 31, 2009 and December 31, 2008 which were rated by RiverSource Investments, LLC’s internal analysts using criteria similar to Moody’s and S&P.  Ratings on investment grade securities are presented using S&P’s convention and, if the two agencies’ ratings differ, the lower rating was used.  A summary of fixed maturity securities by rating was as follows:

	March 31, 2009			December 31, 2008
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,972	$7,856	40%	$7,038	$6,779	38%
AA	948	850	4	1,071	1,017	6
A	3,628	3,361	17	4,132	3,883	21
BBB	6,947	6,431	33	5,901	5,388	30
Below investment grade	1,524	1,193	6	1,310	1,003	5
Total fixed maturities	$21,019	$19,691	100%	$19,452	$18,070	100%

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

At March 31, 2009 and December 31, 2008, approximately 37% and 44%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$3,290	$(260)	$4,231	$(754)	$7,521	$(1,014)
Residential mortgage backed securities	1,213	(144)	258	(161)	1,471	(305)
Commercial mortgage backed securities	523	(27)	1,042	(117)	1,565	(144)
Asset backed securities	72	(7)	147	(49)	219	(56)
State and municipal obligations	—	—	112	(74)	112	(74)
U.S. government and agencies obligations	—	—	11	—	11	—
Foreign government bonds and obligations	14	(4)	—	—	14	(4)
Common and preferred stocks	—	—	8	(22)	8	(22)
Total	$5,112	$(442)	$5,809	$(1,177)	$10,921	$(1,619)

	December 31, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$5,086	$(372)	$3,309	$(751)	$8,395	$(1,123)
Residential mortgage backed securities	305	(85)	466	(135)	771	(220)
Commercial mortgage backed securities	387	(23)	867	(151)	1,254	(174)
Asset backed securities	187	(31)	124	(29)	311	(60)
State and municipal obligations	17	(1)	78	(19)	95	(20)
U.S. government and agencies obligations	—	—	11	—	11	—
Foreign government bonds and obligations	20	(4)	—	—	20	(4)
Common and preferred stocks	—	—	16	(14)	16	(14)
Total	$6,002	$(516)	$4,871	$(1,099)	$10,873	$(1,615)

The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	March 31, 2009
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	178	$2,999	$(58)	91	$1,760	$(47)	269	$4,759	$(105)
90% - 95%	75	1,088	(85)	65	1,335	(107)	140	2,423	(192)
80% - 90%	55	580	(92)	99	1,440	(233)	154	2,020	(325)
Less than 80%	50	445	(207)	128	1,274	(790)	178	1,719	(997)
Total	358	$5,112	$(442)	383	$5,809	$(1,177)	741	$10,921	$(1,619)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	191	$3,181	$(75)	69	$1,068	$(23)	260	$4,249	$(98)
90% - 95%	98	1,667	(129)	48	1,001	(86)	146	2,668	(215)
80% - 90%	62	747	(119)	82	1,465	(271)	144	2,212	(390)
Less than 80%	47	407	(193)	150	1,337	(719)	197	1,744	(912)
Total	398	$6,002	$(516)	349	$4,871	$(1,099)	747	$10,873	$(1,615)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of increased unrealized losses during the first quarter of 2009 was related to the adoption of FSP 115-2. RiverSource Life recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $64 million. This impact is due to impairment of Available-for-Sale securities previously recognized through earnings for factors other than credit.

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period (holding gains (losses)); (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales and other-than-temporary impairments of Available-for-Sale securities (reclassification of realized gains (losses)) and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC and annuity liabilities, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents the rollforward of the net unrealized securities losses, net of tax, included in accumulated other comprehensive loss:

	2009	2008
	(in millions)
Net unrealized securities losses at January 1	$(678)	$(116)
Holding gains (losses), net of tax of $41 and nil, respectively	77	(1)
Reclassification of realized gains, net of tax of $26 and $3, respectively	(48)	(5)
DAC, net of tax of $22 and nil, respectively	(40)	—
DSIC, net of tax of $4 and nil, respectively	(8)	—
Benefit reserves, net of tax of nil and $1, respectively	—	2
Net unrealized securities losses at March 31	$(697)	$(120)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses:

2009
(in millions)
Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$101
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	8
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	4
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$113

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2009	2008
	(in millions)
Gross realized gains from sales	$48	$9
Gross realized losses from sales	(1)	(2)
Impairment losses	(20)	(30)

For the three months ended March 31, 2009, other-than-temporary impairments of $20 million recognized in net realized investment gains (losses), primarily related to credit related losses in non-agency residential mortgage-backed securities and corporate debt securities primarily in the gaming industries.

Available-for-Sale securities by maturity as of March 31, 2009 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$591	$584
Due after one year through five years	7,191	6,728
Due after five years through 10 years	2,965	2,635
Due after 10 years	1,752	1,574
	12,499	11,521
Residential mortgage backed securities	4,795	4,569
Commercial mortgage backed securities	2,986	2,893
Asset backed securities	737	700
Other structured investments	2	8
Common and preferred stocks	30	8
Total	$21,049	$19,699

The expected payments on residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments may not coincide with their contractual maturities.  As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$4,324	$4,334
Cumulative effect of accounting change	—	36
Capitalization of acquisition costs	190	149
Amortization	(267)	(135)
Impact of change in net unrealized securities gains	(67)	(1)
Balance at March 31	$4,180	$4,383

The balances of and changes in DSIC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$518	$511
Cumulative effect of accounting change	—	9
Capitalization of sales inducements	22	24
Amortization	(49)	(17)
Impact of change in net unrealized securities gains	(14)	—
Balance at March 31	$477	$527

RiverSource Life adopted FSP 115-2 in the first quarter of 2009.  The adoption had no net impact to DAC and DSIC.

Effective January 1, 2008, RiverSource Life adopted SFAS 157 and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively.  See Note 2 and Note 7 for additional information regarding SFAS 157.

5.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Fixed annuities	$15,659	$14,058
Equity indexed annuities accumulated host values	213	228
Equity indexed annuities embedded derivatives	15	16
Variable annuities fixed sub-accounts	5,918	5,623
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,199	1,471
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	330	367
Other variable annuity guarantees	65	67
Total annuities	23,399	21,830
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,551	2,526
Other life, disability income and long term care insurance	4,424	4,397
Total future policy benefits	30,374	28,753
Policy claims and other policyholders’ funds	216	172
Total future policy benefits and policy claims and other policyholders’ funds	$30,590	$28,925

Separate account liabilities consisted of the following:

	March 31, 2009	December 31, 2008
	(in millions)
Variable annuity variable sub-accounts	$35,550	$37,657
VUL insurance variable sub-accounts	3,795	4,091
Other insurance variable sub-accounts	36	39
Total separate account liabilities	$39,381	$41,787

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Variable Annuity and Insurance Guarantees

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

The following table provides summary information related to all variable annuity guarantees for which RiverSource Life has established additional liabilities:

	March 31, 2009				December 31, 2008
Variable annuity guarantees by benefit type (1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of Premium	$21,867	$19,603	$5,857	61	$22,249	$20,153	$4,873	61
Six-Year Reset	11,719	8,982	3,258	61	12,719	10,063	2,802	61
One-Year Ratchet	5,478	4,747	2,402	63	5,770	5,061	2,163	62
Five-Year Ratchet	916	843	245	59	951	888	199	59
Other	447	401	215	67	471	429	192	66
Total – GMDB	$40,427	$34,576	$11,977	61	$42,160	$36,594	$10,229	61

GGU death benefit	$661	$577	$65	63	$699	$619	$65	63

GMIB	$517	$463	$279	63	$567	$511	$245	63

GMWB:
GMWB	$3,282	$3,173	$1,491	63	$3,513	$3,409	$1,312	63
GMWB for life	9,504	9,023	3,116	63	9,194	8,764	2,704	63
Total – GMWB	$12,786	$12,196	$4,607	63	$12,707	$12,173	$4,016	63

GMAB	$2,021	$1,947	$715	56	$2,006	$1,937	$608	56

(1)   Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type.  Variable annuity contracts for which the death benefit equals account value are not shown in this table.

(2)   Represents the current guaranteed benefit amount in excess of the current contract value. GMIB, GMWB and GMAB benefits are subject to waiting periods and payment periods specified in the contract.  As a result of the recent market decline, the amount by which guarantees exceed the accumulation value has increased significantly.

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	1	—	80	50	1
Paid claims	(2)	—	—	—	—
Liability balance at March 31, 2008	$23	$3	$216	$83	$5

Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	23	1	(272)	(37)	2
Paid claims	(26)	—	—	—	—
Liability balance at March 31, 2009	$52	$13	$1,199	$330	$9

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.              Fair Values of Assets and Liabilities

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Liabilities

Embedded Derivatives

Variable Annuity Riders — Guaranteed Minimum Accumulation Benefit and Guaranteed Minimum Withdrawal Benefit

RiverSource Life values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk, and expenses less embedded derivative fees.  The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions and margins for risk, profit and expenses that RiverSource Life believes an exit market participant would expect. The fair value of these embedded derivatives also reflects a current estimate of RiverSource Life’s nonperformance risk specific to these liabilities. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivative liability attributable to these provisions is recorded in future policy benefits.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale:
Fixed maturities:
Corporate debt securities	$—	$10,106	$1,057	$11,163
Residential mortgage backed securities	—	2,829	1,740	4,569
Commercial mortgage backed securities	—	2,890	3	2,893
Asset backed securities	—	588	112	700
State and municipal obligations	—	181	—	181
U.S. government and agencies obligations	11	62	—	73
Foreign government bonds and obligations	—	104	—	104
Other structured investments	—	—	8	8
Total Available-for-Sale: Fixed maturities	11	16,760	2,920	19,691
Common and preferred stocks	—	8	—	8
Trading securities	—	441	—	441
Cash equivalents	329	3,263	—	3,592
Other assets	—	1,887	125	2,012
Separate account assets	—	39,381	—	39,381
Total assets at fair value	$340	$61,740	$3,045	$65,125

Liabilities
Future policy benefits	$—	$15	$1,516	$1,531
Other liabilities	—	658	—	658
Total liabilities at fair value	$—	$673	$1,516	$2,189

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale:
Fixed maturities:
Corporate debt securities	$—	$9,907	$1,086	$10,993
Residential mortgage backed securities	—	3,016	520	3,536
Commercial mortgage backed securities	—	2,440	3	2,443
Asset backed securities	—	531	95	626
State and municipal obligations	—	145	—	145
U.S. government and agencies obligations	21	190	—	211
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	9	9
Total Available-for-Sale: Fixed maturities	21	16,336	1,713	18,070
Common and preferred stocks	—	16	—	16
Trading securities	70	77	—	147
Cash equivalents	432	2,861	—	3,293
Other assets	—	2,238	200	2,438
Separate account assets	—	41,787	—	41,787
Total assets at fair value	$523	$63,315	$1,913	$65,751

Liabilities
Future policy benefits	$—	$16	$1,832	$1,848
Other liabilities	—	645	—	645
Total liabilities at fair value	$—	$661	$1,832	$2,493

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases, Sales,
	Balance, January 1, 2009	Net Income		Other Comprehensive Loss	Issuances and Settlements, Net		Transfers Out of Level 3		Balance, March 31, 2009
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,086	$—		$24	$(39)		$(14)		$1,057
Residential mortgage backed securities	520	2		(29)	1,247		—		1,740
Commercial mortgage backed securities	3	—		—	—		—		3
Asset backed securities	95	1		(4)	20		—		112
Other structured investments	9	—		(1)	—		—		8
Total Available-for-Sale: Fixed maturities	1,713	3	(1)	(10)	1,228		(14	)(3)	2,920

Other assets	200	(4	)(2)	—	(71)		—		125
Future policy benefits	(1,832)	331	(2)	—	(15	)(2)	—		(1,516)

(1)   Represents a $4 million loss included in net realized investment gains (losses) and a $7 million gain included in net investment income in the Consolidated Statements of Income.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)   Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service.  Previously, the fair value of the security was based on broker quotes.

		Total Gains (Losses) Included in			Purchases, Sales,
	Balance, January 1, 2008	Net Income		Other Comprehensive Loss	Issuances and Settlements, Net		Transfers Out of Level 3	Balance, March 31, 2008
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,271	$—		$20	$(30)		$—	$1,261
Residential mortgage backed securities	417	(30)		(55)	79		—	411
Commercial mortgage backed securities	5	—		—	—		—	5
Asset backed securities	115	—		(3)	18		—	130
Other structured investments	2	3		—	(3)		—	2
Total Available-for-Sale: Fixed maturities	1,810	(27	)(1)	(38)	64		—	1,809

Other assets	280	52	(2)	—	—		—	332
Future policy benefits	(158)	(124	)(3)	—	(13	)(3)	—	(295)

(1)   Represents a $30 million loss included in net realized investment gains (losses) and a $3 million gain included in net investment income in the Consolidated Statements of Income.

(2)   Included in net investment income in the Consolidated Statements of Income.

(3)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at March 31:

	2009		2008
	(in millions)
Available-for-Sale: Fixed maturities
Residential mortgage backed securities	$2		$(30)
Asset backed securities	1		—
Total Available-for-Sale: Fixed maturities	3	(1)	(30	)(2)
Other assets	—		52	(3)
Future policy benefits	322	(4)	(124	)(4)

(1)        Represents a $4 million loss included in net realized investment gains (losses) and a $7 million gain included in net investment income in the Consolidated Statements of Income.

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

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included in the table above with balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2009
	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,707	$2,411
Policy loans	716	770
Other investments	256	232
Financial Liabilities
Future policy benefits	14,673	13,334
Separate account liabilities	331	331

Commercial mortgage loans, net

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for RiverSource Life’s estimate of the amount recoverable on the loan.

Policy loans

The fair value of policy loans has been determined using discounted cash flows.

Other investments

Other investments primarily consist of syndicated loans. The fair value of syndicated loans is obtained from a nationally-recognized pricing service.

Future policy benefits

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit, expense and risk margins and for RiverSource Life’s non-performance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8.              Derivatives and Hedging Activities

Derivative instruments enable RiverSource Life to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. RiverSource Life primarily enters into derivative agreements for risk management purposes related to RiverSource Life’s products.

RiverSource Life uses derivatives as economic hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, at March 31, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset	Balance Sheet Location	Liability
		(in millions)		(in millions)
Interest rate contracts
GMWB and GMAB	Other assets	$600	Other liabilities	$(261)

Equity contracts
GMWB and GMAB	Other assets	1,411	Other liabilities	(397)
Equity indexed annuities	Other assets	1		—
Equity indexed annuities embedded derivatives		—	Future policy benefits	(15)

Other
GMWB and GMAB embedded derivatives(1)		—	Future policy benefits	(1,516)
Total		$2,012		$(2,189)

(1)   The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity and interest rate markets.

See Note 7 for additional information regarding RiverSource Life’s fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on the Consolidated Statements of Income for the three months ended March 31, 2009:

Derivatives not designated as hedging instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$(123)

Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	61
Equity indexed annuities	Interest credited to fixed accounts	(2)
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	1

Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	316
Total		$253

RiverSource Life holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity and interest rate risk related to various RiverSource Life products.

Certain annuity products contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period,

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

respectively. RiverSource Life economically hedges the exposure related to GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. The gross notional amount of these contracts was $35 billion at March 31, 2009. The premium associated with certain of these options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments RiverSource Life is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2009(1)	$(121)	$15
2010	(142)	13
2011	(133)	12
2012	(121)	11
2013	(108)	10
2014-2023	(357)	3

(1)   2009 amounts represent the amounts payable and receivable for the period from April 1, 2009 to December 31, 2009.

Equity indexed annuities have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by RiverSource Life related to equity indexed annuities products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, RiverSource Life enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $201 million at March 31, 2009.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives.  In addition, the equity component of the equity indexed annuity product obligations is also considered an embedded derivative.  As captured in the tables above, embedded derivatives are bifurcated from their host contracts and reported on the balance sheet at fair value with changes in fair value reported in income.  As noted above, RiverSource Life uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

RiverSource Life has amounts classified in accumulated other comprehensive loss related to gains and losses associated with the effective portion of previously designated cash flow hedges. RiverSource Life reclassifies these amounts into income as the forecasted transactions impact earnings. During the three months ended March 31, 2009, RiverSource Life held no derivatives that were designated as cash flow hedges under SFAS 133. The following table shows the impact of its cash flow hedges on the Consolidated Statements of Income during the three months ended March 31, 2009:

Derivatives designated as hedging instruments	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
		(in millions)
Cash flow hedges
Fixed annuity products	Net investment income	$(2)

At March 31, 2009, RiverSource Life expects to reclassify $6 million of deferred loss; these were originally losses on derivative instruments from accumulated other comprehensive loss to earnings during the next 12 months related to interest rate swaptions that will be recorded in net investment income. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive loss are recognized in earnings immediately. No hedge relationships were discontinued during the three months ended March 31, 2009 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 10 years and relates to interest credited on forecasted fixed premium product sales.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Credit Risk

Credit risk associated with RiverSource Life’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, RiverSource Life has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of March 31, 2009, RiverSource Life held collateral consisting primarily of cash and securities of $1.3 billion posted by counterparties. As of March 31, 2009, RiverSource Life’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $205 million.

Certain of RiverSource Life’s derivative instruments contain provisions that adjust the level of collateral RiverSource Life is required to post based on RiverSource Life’s financial strength rating (or based on the debt rating of RiverSource Life’s parent, Ameriprise Financial). Additionally, certain of RiverSource Life’s derivative contracts contain provisions that allow the counterparty to terminate the contract if RiverSource Life does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, RiverSource Life’s counterparty could require immediate settlement of any net liability position. At March 31, 2009, the aggregate fair value of all derivative instruments containing such credit risk features was $34 million. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2009 was $11 million. If the credit risk features of derivative contracts that were in a net liability position at March 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $23 million.

9.              Income Taxes

RiverSource Life’s effective tax rate was 20% for the three months ended March 31, 2009, compared to (17%) for the three months ended March 31, 2008. The increase in the effective tax rate primarily reflects an increase in pretax income relative to a decrease of tax advantaged items, including the dividends received deduction for the three months ended March 31, 2009.

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

Additionally, RiverSource Life has net operating loss carryforwards of $17 million which will expire beginning December 31, 2025 as well as tax credit carryforwards of $130 million which will expire beginning December 31, 2025. RiverSource Life also has $20 million of foreign tax credit carryforwards which will expire beginning December 31, 2016.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2009 and December 31, 2008.

As of March 31, 2009 and December 31, 2008, RiverSource Life had $89 million of gross unrecognized tax expense.  If recognized, approximately $30 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2009 and December 31, 2008, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized interest and penalties of $0.2 million for the three months ended March 31, 2009.  RiverSource Life had a $14.4 million and a $14.6 million receivable related to interest and penalties accrued at March 31, 2009 and December 31, 2008, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   However, there are a number of open audits and quantification of a range cannot be made at this time.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of the RiverSource Life’s income tax returns for 1997 through 2002 during 2008. However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  The IRS continued its examination of 2003 through 2004 which is expected to be completed during 2009.  In the fourth quarter of 2008, the IRS commenced an examination of RiverSource Life’s U.S. income tax returns for 2005 through 2007.  RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

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

10.       Contingencies

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

11.       Variable Interest Entities

RiverSource Tax Adv. Inv., a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RiverSource Tax Adv. Inv.’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values. RiverSource Tax Adv. Inv. has no obligation to provide further financial or other support to the affordable housing partnerships nor has RiverSource Tax Adv. Inv. provided any additional support to the affordable housing partnerships. RiverSource Life had no liabilities recorded as of March 31, 2009 and December 31, 2008 related to the affordable housing partnerships.

RiverSource Tax Adv. Inv. is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. In most cases, RiverSource Tax Adv. Inv. has less than 50% interest in the partnerships sharing in benefits and risks with other limited partners in proportion to RiverSource Tax Adv. Inv.’s ownership interest. In the limited cases in which RiverSource Tax Adv. Inv. has a greater than 50% interest in affordable housing partnerships, it was determined that the relationship with the general partner is an agent relationship and the general partner was most closely related to the partnership as it is the key decision maker and controls the operations. The carrying values are reflected in trading securities and other investments and were $48 million and $54 million as of March 31, 2009 and December 31, 2008, respectively.

ITEM 2.                       MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Part I, Item 1.  RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as “RiverSource Life”.  This narrative analysis may contain forward-looking statements that reflect RiverSource Life’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  RiverSource Life believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009 (“2008 10-K”), as well as its current reports on Form 8-K and other publicly available information.

RiverSource Life follows U.S. generally accepted accounting principles (“GAAP”), and the following discussion is presented on a consolidated basis consistent with GAAP.  In the second quarter of 2008, RiverSource Life reclassified the mark-to-market adjustments on certain derivatives from net investment income to various expense lines where the mark-to-market adjustment on the related embedded derivative resides. The mark-to-market adjustments on derivatives hedging variable annuity living benefits and equity indexed annuities were reclassified to benefits, claims, losses and settlement expenses and interest credited to fixed accounts, respectively.  In the first quarter of 2009, RiverSource Life reclassified reinsurance allowances for coinsurance contracts for traditional life and long term care insurance from premiums to other insurance and operating expenses to net with the associated expenses.  Prior period amounts were reclassified to conform to the current presentation.

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

RiverSource Life Insurance Company also owns RiverSource Tax Advantaged Investments, Inc. which is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments.

Critical Accounting Policies

Valuation of Investments

Effective January 1, 2009, RiverSource Life adopted FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This interpretation significantly changed RiverSource Life’s accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities.  For information regarding the changes to RiverSource Life’s accounting policy, see Note 3 to the Consolidated Financial Statements.

Deferred Acquisition Costs and Deferred Sales Inducement Costs

For RiverSource Life’s annuity and life, disability income (“DI”) and long term care (“LTC”) insurance products, the deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) balances at any reporting date are supported by projections that show that management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. Projection periods used for RiverSource Life’s annuity products are typically 10 to 25 years, while projection periods for RiverSource Life’s life, DI and LTC insurance products are often 50 years or longer. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. RiverSource Life typically uses a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  In the first quarter of 2009, management elected to follow the mean reversion guideline, increasing near-term equity asset growth rates and projecting that the first quarter approximate 12% decrease in equity values will be recovered within the five-year mean reversion period.  At recent equity market levels, increasing the annualized equity market return projected during the five-year mean reversion period by 100 basis points reduces DAC amortization and other impacted expenses by $20 — $25 million after tax.

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

Results of Operations for the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Overview

Consolidated net income was $152 million for the three months ended March 31, 2009 compared to $102 million for the three months ended March 31, 2008, an increase of $50 million or 49%.  Pretax income increased $102 million to $189 million for the three months ended March 31, 2009 from $87 million for the three months ended March 31, 2008. The increase was driven by decreased benefits, claims, losses and settlement expenses for the three months ended March 31, 2009 due to favorable changes in the variable living benefit reserves, as well as a decrease in other insurance and operating expenses partially offset by an increase in amortization of DAC of $132 million.

Revenues

Total revenues decreased $2 million to $789 million for the three months ended March 31, 2009.

Premiums increased $3 million or 2.8% to $110 million for the three months ended March 31, 2009, primarily due to higher sales of immediate annuities with life contingencies.

Net investment income decreased $6 million or 1.8% to $321 million for the three months ended March 31, 2009.  The decrease is due to higher average volumes of short term investments earning a lower yield than in the prior year period partially offset by volume-related increases in investments supporting fixed annuities and the fixed portion of variable annuities.

Policy and contract charges decreased $31 million or 9.8% to $284 million for the three months ended March 31, 2009 primarily reflecting decreased separate account fee revenue as a result of the decrease in average separate account assets.

Other revenue decreased $18 million or 27.7% to $47 million for the three months ended March 31, 2009 reflecting lower marketing support and administrative fees due to lower average underlying separate account asset values.

Net realized investment gains were $27 million for the three months ended March 31, 2009 compared to net realized investment losses of $23 million for the three months ended March 31, 2008.  In the first quarter of 2009, net realized gains from sales of Available-for-Sale securities were $47 million and other-than-temporary impairments recognized in earnings were $20 million.  In the first quarter of 2008, net realized gains from sales of securities were $7 million and other-than-temporary impairments recognized in earnings were $30 million.

Benefits and Expenses

Total benefits and expenses for the three months ended March 31, 2009 were $600 million, a decrease of $104 million or 14.8% from the three months ended March 31, 2008 total of $704 million.   This decrease is primarily due to market-driven impacts to variable annuity benefit expense partially offset by an increase in amortization of DAC.

Benefits, claims, losses and settlement expenses decreased $210 million or 110.5% to a benefit of $20 million for the three months ended March 31, 2009 compared to an expense of $190 million in the prior year period.  Benefits, claims, losses and settlement expenses in the first quarter of 2009 included a $231 million benefit related to the market impact on variable annuity guaranteed living benefits, net of hedges and DSIC and a $31 million expense related to the equity market’s impact on guaranteed minimum death benefits (“GMDB”) and other unhedged variable annuity guaranteed benefits.  The net gains from benefits associated with variable annuity guarantees in the first quarter of 2009 were largely attributable to the impact of credit spread widening on Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) liability values and were substantially offset by a related increase in DAC amortization.  Benefits, claims, losses and settlement expenses in the first quarter of 2008 included $12 million of expense related to the unfavorable market impact on variable annuity guaranteed living benefits, net of hedges and DSIC.

Interest credited to fixed accounts increased $10 million or 5.1% to $205 million for the three months ended March 31, 2009 primarily due to higher average fixed annuity account balances and higher average rates paid to clients compared to the prior year period.  Average fixed annuities contract accumulation values increased $775 million, or 6% compared to the prior year period. The average crediting rate excluding capitalized interest increased to 3.8% in the first quarter 2009 compared to 3.7% in the same period one year ago.

The amortization of DAC increased $132 million or 97.8% to $267 million for the three months ended March 31, 2009. Amortization of DAC in the first quarter of 2009 included a $146 million expense related to variable annuity guaranteed living benefits, net of hedges, compared to a benefit of $17 million for the three months ended March 31, 2008.  In addition, the impact of equity market depreciation on ending account values increased DAC amortization by $40 million in the first quarter of 2009 compared to $24 million in the first quarter of 2008.  These increases were partially offset by a decrease in variable annuity amortization driven by lower period-over-period account values and associated asset fees.

Other insurance and operating expenses decreased $36 million or 19.6% to $148 million for the three months ended March 31, 2009 primarily due to decreased sales and marketing expenses and lower corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 20% for the three months ended March 31, 2009, compared to (17%) for the three months ended March 31, 2008.  The increase in the effective tax rate primarily reflects an increase in pretax income relative to a decrease of tax advantaged items, including the dividends received deduction for the three months ended March 31, 2009.

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

Market Risk

Equity market and interest rate fluctuations can have a significant impact on RiverSource Life’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” (the difference between the returns earned on investments that support obligations and the amounts that must be paid to policyholders and contractholders) income generated on its annuities and universal life (“UL”) insurance products, the value of DAC and DSIC, assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with its variable annuities and the values of derivatives held to hedge these benefits.

The guaranteed benefits associated with RiverSource Life’s variable annuities are guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefit (“GMAB”), GMDB and guaranteed minimum income benefit (“GMIB”) options. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

To evaluate interest rate and equity market risk, RiverSource Life performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates and a hypothetical 10% decline in equity markets.  The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity market risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities and the associated hedge assets, RiverSource Life assumed no change in implied market volatility despite the 10% drop in equity markets.

The numbers below show RiverSource Life’s estimate of the pretax impacts on income from these hypothetical market movements, net of hedging as of March 31, 2009.

	Equity Market Exposure to Pretax Income
Equity Market Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(38)	N/A	$(38)
DAC and DSIC amortization(1)	(212)	N/A	(212)
Variable annuity riders:
GMDB and GMIB	(88)	N/A	(88)
GMWB	(160)	$234	74
GMAB	(38)	16	(22)
DAC and DSIC amortization(2)	N/A	N/A	(16)
Total variable annuity riders	(286)	250	(52)
Equity indexed annuities	—	—	—
Total	$(536)	$250	$(302)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(10)	N/A	$(10)
Variable annuity riders:
GMWB	340	$(480)	(140)
GMAB	71	(26)	45
DAC and DSIC amortization(2)	N/A	N/A	38
Total variable annuity riders	411	(506)	(57)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	—	N/A	—
Total	$401	$(506)	$(67)

N/A    Not Applicable.

(1) Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2) Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

In evaluating equity market risk, the estimated impact on DAC and DSIC amortization resulting from lower projected profits as a result of the equity market decline is shown separately from the estimated impact on DAC and DSIC amortization resulting from changes in the values of GMWB and GMAB riders net of hedges. In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, RiverSource Life has not changed its assumed equity asset growth rates. This is a significantly more conservative estimate than if RiverSource Life assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year period. See Critical Accounting Policies for additional discussion on RiverSource Life’s DAC and DSIC accounting policies. RiverSource Life makes this same conservative assumption in estimating the impact from GMDB and GMIB riders.

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued under SFAS 157, with key policyholder behavior assumptions loaded to provide risk margins and with discount rates increased to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. Management has elected to hedge based on best estimate policyholder assumptions and explicitly does not hedge nonperformance spread risk.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity values fall by 10%, that management does not increase assumed equity asset growth rates to anticipate recovery of the drop in equity values when valuing DAC, DSIC and GMDB and GMIB liability values and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, RiverSource Life has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has RiverSource Life tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.

The selection of a 100 basis point interest rate increase as well as a 10% equity market decline should not be construed as a prediction of future market events.  Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.

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

Credit exposures on derivative contracts may take into account netting arrangements and collateral arrangements. Before executing a new type of structure of derivative contract, RiverSource Life determines the variability of the contract’s potential market and credit exposures and whether such variability might reasonably be expected to create exposure to a counterparty in excess of established limits.   As of March 31, 2009, any deterioration in RiverSource Life’s derivative counterparties’ credit would not materially impact RiverSource Life’s financial statements.

Additionally, RiverSource Life reinsures a portion of the insurance risks associated with its life, disability income and long term care insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, the financial condition of reinsurers is evaluated prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.  As of March 31, 2009, RiverSource Life’s largest reinsurance credit risk related to a long term care coinsurance arrangement between RiverSource Life and a life insurance subsidiary of Genworth Financial, Inc.

For additional information regarding our sensitivity to market and credit risk, see “Management’s Narrative Analysis—Risk Management” in RiverSource Life’s 2008 10-K.

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

Inactive Markets

Through RiverSource Life’s own experience transacting in the marketplace and through discussions with its pricing vendors, RiverSource Life believes that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in RiverSource Life applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services).  RiverSource Life considers market observable yields for other asset classes it considers to be of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for these securities at March 31, 2009 ranged from 12% to 22%.

Non-agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles.  RiverSource Life has exposure to these types of loans predominately through mortgage backed and asset backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of RiverSource Life’s risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that RiverSource Life will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, RiverSource Life performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized. Other than non-agency mortgage backed securities that had credit-related impairments recorded in the first quarter of 2009, all contractual payments are expected to be received.

The following table presents, as of March 31, 2009, RiverSource Life’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year  (in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subprime
2004 & prior	$5	$4	$7	$3	$—	$—	$—	$—	$—	$—	$12	$7
2005	49	45	18	11	—	—	—	—	20	7	87	63
2006	3	3	8	7	—	—	8	7	—	—	19	17
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	9	6	—	—	—	—	—	—	9	6
Total Subprime	$57	$52	$42	$27	$—	$—	$8	$7	$20	$7	$127	$93

Alt-A
2004 & prior	$156	$143	$14	$10	$—	$—	$—	$—	$9	$4	$179	$157
2005	33	19	52	27	40	22	28	16	154	94	307	178
2006	—	—	—	—	—	—	—	—	18	15	18	15
2007	31	16	—	—	—	—	—	—	—	—	31	16
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$220	$178	$66	$37	$40	$22	$28	$16	$181	$113	$535	$366

Prime
2004 & prior	$161	$141	$16	$13	$—	$—	$—	$—	$—	$—	$177	$154
2005	191	150	90	57	—	—	20	12	10	7	311	226
2006	70	63	6	2	—	—	—	—	—	—	76	65
2007	44	43	—	—	17	12	—	—	—	—	61	55
2008	18	24	—	—	—	—	—	—	—	—	18	24
2009	851	850	—	—	—	—	—	—	—	—	851	850
Total Prime(1)	$1,335	$1,271	$112	$72	$17	$12	$20	$12	$10	$7	$1,494	$1,374
Grand Total	$1,612	$1,501	$220	$136	$57	$34	$56	$35	$211	$127	$2,156	$1,833

(1)        Prime 2008 and 2009 vintages are re-remics of mortgage backed securities. These were originally 2003-2007 vintage prime securities with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the re-remic process with an average incremental enhancement of 16%. All senior bonds are AAA-rated by Moody’s Investors Service, Standard & Poor’s Rating Services or Fitch Ratings and RiverSource Life does not have any exposure to subordinate tranches.

Fair Value of Liabilities and Nonperformance Risk

SFAS 157 also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, RiverSource Life adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of RiverSource Life not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2009. As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $181 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2009 credit spreads.

Liquidity and Capital Resources

Liquidity Strategy

The liquidity requirements of RiverSource Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial.  Other liquidity sources RiverSource Life has established are repurchase agreements and an available line of credit with Ameriprise Financial aggregating $200 million.  In March 2009, RiverSource Life Insurance Company became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  As of March 31, 2009, there have been no borrowings from the FHLB of Des Moines.  The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

There were no dividends paid to Ameriprise Financial during the three months ended March 31, 2009.  On March 26, 2008, RiverSource Life paid cash dividends of $125 million to Ameriprise Financial.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital as of (a)		Regulatory Capital Requirement(b)
	March 31, 2009	December 31, 2008	December 31, 2008
	(in millions)
RiverSource Life Insurance Company	$2,670	$2,722	$551
RiverSource Life Insurance Co. of New York	208	229	58

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

Such factors include, but are not limited to, the following:

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

•                  RiverSource Life’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings, as well as the opinions of rating organizations and other analysts or RiverSource Life’s regulators, distributors or policyholders and contractholders in response to any change or prospect of change in such opinion;

•                  risks of default by issuers or guarantors of investments RiverSource Life owns or by counterparties to hedge derivative, insurance or reinsurance arrangements, experience deviations from RiverSource Life’s assumptions regarding such risks and the evaluations or the prospect of changes in evaluations of such third parties published by rating organizations or other analysts;

•                  experience deviations from RiverSource Life’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing DAC and DSIC or market volatility underlying RiverSource Life’s valuation and hedging of guaranteed living benefit annuity riders;

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

•                  changes in the capital markets and competitive environments induced or resulting from the partial or total ownership or other support by central governments of certain financial services firms of financial assets; and

•                  general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability to and inclination to invest in or purchase insurance and other products other than cash and cash equivalents, the costs of products and services RiverSource Life consumes in the conduct of its business, and applicable legislation and regulation, including tax law, tax treaties, fiscal and central government treasury policy, and regulatory rulings and pronouncements.

RiverSource Life cautions the reader that the foregoing list of factors is not exhaustive.  There may also be other risks that RiverSource Life is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.   RiverSource Life undertakes no obligation to update or revise any forward-looking statements.

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A of RiverSource Life’s 2008 10-K.

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

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in RiverSource Life’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life’s internal control over financial reporting.

PART II.                  OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

The information set forth in Note 10 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life’s 2008 10-K.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: May 6, 2009	By	/s/ Timothy V. Bechtold
Timothy V. Bechtold
President

Date: May 6, 2009	By	/s/ Brian J. McGrane
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