Form 10-Q
period 2009-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2009-08-04
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Commission File No. 033-28976

RIVERSOURCE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center, Minneapolis, Minnesota	55474
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (612) 671-3131

Former name, former address and former fiscal year, if changed since last report:   Not Applicable

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2009, $23,145; 2008, $19,452)	$22,897	$18,070
Common and preferred stocks, at fair value (cost: 2009 and 2008, $30)	18	16
Commercial mortgage loans, at cost (less allowance for loan losses: 2009, $25; 2008, $17)	2,620	2,737
Policy loans	709	722
Trading securities and other investments	765	452
Total investments	27,009	21,997

Cash and cash equivalents	1,200	3,307
Reinsurance recoverables	1,679	1,592
Amounts due from brokers	166	3
Deferred income taxes, net	300	599
Other accounts receivable	92	99
Accrued investment income	280	239
Deferred acquisition costs	4,307	4,324
Deferred sales inducement costs	518	518
Other assets	1,151	2,658
Separate account assets	45,564	41,787

Total assets	$82,266	$77,123

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$30,423	$28,753
Policy claims and other policyholders’ funds	120	172
Amounts due to brokers	619	1,862
Other liabilities	940	810
Separate account liabilities	45,564	41,787
Total liabilities	77,666	73,384

Shareholder’s equity:
Common shares, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,115	2,116
Retained earnings	2,641	2,336
Accumulated other comprehensive loss, net	(159)	(716)
Total shareholder’s equity	4,600	3,739

Total liabilities and shareholder’s equity	$82,266	$77,123

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Premiums	$109	$107	$219	$214
Net investment income	387	313	708	640
Policy and contract charges	295	324	579	639
Other revenue	55	73	102	138
Net realized investment gains (losses)	8	(6)	35	(29)

Total revenues	854	811	1,643	1,602

Benefits and expenses
Benefits, claims, losses and settlement expenses	464	179	444	369
Interest credited to fixed accounts	237	192	442	387
Amortization of deferred acquisition costs	(143)	127	123	261
Other insurance and operating expenses	137	157	286	341

Total benefits and expenses	695	655	1,295	1,358

Pretax income	159	156	348	244
Income tax provision (benefit)	44	2	81	(12)

Net income	$115	$154	$267	$256

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains before impairment losses on securities	$29		$76
Total other-than-temporary impairment losses on securities	(11)		(30)
Portion of loss recognized in other comprehensive income	(10)		(11)
Net impairment losses recognized in net realized investment gains (losses)	(21)		(41)
Net realized investment gains (losses)	$8		$35

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$267	$256
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition costs and deferred sales inducement costs	(372)	(345)
Amortization of deferred acquisition costs and deferred sales inducement costs	129	297
Premium and discount amortization on Available-for-Sale securities	(24)	30
Deferred income taxes, net	(22)	(66)
Contractholder and policyholder charges, non-cash	(130)	(120)
Net realized investment gains	(76)	(8)
Other-than-temporary impairments recognized in net realized investment gains	41	37
Change in operating assets and liabilities:
Trading securities and equity method investments, net	(296)	18
Future policy benefits for traditional life, disability income and long term care insurance	134	145
Policy claims and other policyholders’ funds	(52)	4
Reinsurance recoverables	(87)	(127)
Other accounts receivable	7	(20)
Accrued investment income	(41)	10
Liability for derivatives collateral held	(1,594)	(168)
Other assets and liabilities, net	531	102

Net cash provided by (used in) operating activities	(1,585)	45

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	2,047	100
Maturities, sinking fund payments and calls	1,667	1,306
Purchases	(7,080)	(627)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	163	146
Purchases	(67)	(221)
Change in policy loans, net	13	(21)

Net cash provided by (used in) investing activities	(3,257)	683

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	3,726	876
Net transfers from (to) separate accounts	239	(46)
Surrenders and other benefits	(1,224)	(1,540)
Other	(6)	(32)
Cash dividend to Ameriprise Financial, Inc.	—	(400)
Net cash provided by (used in) financing activities	2,735	(1,142)

Net decrease in cash and cash equivalents	(2,107)	(414)
Cash and cash equivalents at beginning of period	3,307	980

Cash and cash equivalents at end of period	$1,200	$566

Supplemental Disclosures:
Income taxes paid, net	$2	$100

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at January 1, 2008	$3	$2,031	$3,188	$(156)	$5,066

Change in accounting principles, net	—	—	(30)	—	(30)
Comprehensive income:
Net income	—	—	256	—	256
Other comprehensive income (loss), net:
Change in net unrealized securities losses	—	—	—	(204)	(204)
Change in unrealized derivative losses, net	—	—	—	1	1
Total comprehensive income					53
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2008	$3	$2,031	$3,014	$(359)	$4,689

Balances at January 1, 2009	$3	$2,116	$2,336	$(716)	$3,739
Change in accounting principles, net	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	267	—	267
Other comprehensive income (loss), net:
Change in net unrealized securities losses	—	—	—	567	567
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	26	26
Change in net unrealized derivative losses	—	—	—	2	2
Total comprehensive income					862
Tax adjustment of share-based incentive compensation plan	—	(1)	—	—	(1)
Balances at June 30, 2009	$3	$2,115	$2,641	$(159)	$4,600

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

RiverSource Life evaluated events or transactions that may have occured after the balance sheet date for potential recognition or disclosure through August 3, 2009, the date the financial statements were issued.

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

June 30,
2008
(in millions)
Total revenues	$(16)
Net income	4
Shareholder’s equity: Retained earnings	351

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table shows the impact of the reclassification of the reinsurance allowances and the effect of the pooling of interests of RiverSource Tax. Adv. Inv. to RiverSource Life’s previously reported Consolidated Statements of Income.

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Previously Reported	Restated and Reclassified	Previously Reported	Restated and Reclassified
	(in millions)
Revenues
Premiums	$117	$107	$233	$214
Net investment income	322	313	643	640
Policy and contract charges	324	324	640	639
Other revenue	73	73	139	138
Net realized investment losses	(6)	(6)	(29)	(29)

Total revenues	830	811	1,626	1,602

Benefits and expenses
Benefits, claims, losses and settlement expenses	181	179	372	369
Interest credited to fixed accounts	192	192	387	387
Amortization of deferred acquisition costs	127	127	261	261
Other insurance and operating expenses	166	157	347	341

Total benefits and expenses	666	655	1,367	1,358

Pretax income	164	156	259	244
Income tax provision (benefit)	12	2	7	(12)

Net income	$152	$154	$252	$256

2.              Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will supersede existing non-SEC accounting and reporting standards. The codification will not change GAAP but will rather organize it into a new hierarchy with two levels: authoritative and non-authoritative. All authoritative GAAP will carry equal weight and be organized in a topical structure. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities (“VIEs”) under FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” and requires additional disclosures about RiverSource Life’s involvement in VIEs. SFAS 167 is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. RiverSource Life is currently evaluating the impact of SFAS 167 on its consolidated financial condition and results of operations.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited, and must be applied to transfers of financial assets occurring on or after the effective date. The adoption of SFAS 166 is not expected to have a material effect on RiverSource Life’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance on the recognition of subsequent events and requires additional disclosures on the time period evaluated for such events. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. RiverSource Life adopted SFAS 165 in the second quarter of 2009. The adoption did not have a material effect on the RiverSource Life’s consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability has significantly decreased relative to historical levels. FSP 157-4 requires entities to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” shall be disclosed by major category. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. RiverSource Life early adopted FSP 157-4 in the first quarter of 2009. The adoption did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. FSP 115-2 requires presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss).  RiverSource Life adopted FSP 115-2 in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $38 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss net of impacts to DAC, DSIC, certain benefit reserves and income taxes. See Note 3 for the updated accounting policy and disclosures required by this FSP.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which establishes the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent.  SFAS 160 requires that noncontrolling (minority) interests be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income (loss) attributable to both the parent and the noncontrolling interests be disclosed on the face of the consolidated statements of income.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited.  The provisions of SFAS 160 are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented.  RiverSource Life adopted SFAS 160 as of January 1, 2009 and there was no impact on its consolidated financial condition and results of operations.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

In accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), RiverSource Life deferred the adoption of SFAS 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP 157-2 did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.  See Note 7 for additional information regarding the fair values of RiverSource Life’s assets and liabilities.

3.              Investments

Available-for-Sale Securities

Effective January 1, 2009, RiverSource Life early adopted FSP 115-2. This interpretation significantly changed RiverSource Life’s accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, RiverSource Life assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not RiverSource Life will be required to sell the security before its anticipated recovery. If either of these conditions are met, RiverSource Life must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria and RiverSource Life does not expect to recover a security’s amortized cost basis, the security is considered other-than temporarily impaired. For these securities, RiverSource Life separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.  RiverSource Life’s Consolidated Statements of Shareholder’s Equity present all changes in other comprehensive income associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income from all other securities.

RiverSource Life provides a supplemental disclosure on the face of its Consolidated Statements of Income that presents: (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment  losses recognized in other comprehensive income. The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Income as the portion of other-than-temporary losses recognized in other comprehensive income excludes subsequent increases and decreases in the fair value of these securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Corporate debt securities

Factors RiverSource Life considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: 1) the extent to which the market value is below amortized cost; 2) the duration of time in which there has been a significant decline in value; 3) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 4) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security.  The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and RiverSource Life’s position in the debtor’s overall capital structure.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), RiverSource Life also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the six months ended June 30, 2009, certain non-agency mortgage backed securities were deemed other-than temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments.  Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities.  Current effective interest rates are used to discount cash flows supported by fixed rate securities.

The following is a summary of Available-for-Sale securities by type:

	June 30, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$13,382	$421	$(473)	$13,330
Residential mortgage backed securities	4,947	116	(267)	4,796
Commercial mortgage backed securities	3,474	87	(85)	3,476
Asset backed securities	822	26	(46)	802
State and municipal obligations	359	3	(54)	308
Foreign government bonds and obligations	95	13	(2)	106
U.S. government and agencies obligations	64	6	—	70
Other structured investments	2	7	—	9
Total fixed maturities	23,145	679	(927)	22,897
Common and preferred stocks	30	—	(12)	18
Total	$23,175	$679	$(939)	$22,915

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,030	$86	$(1,123)	$10,993
Residential mortgage backed securities	3,697	59	(220)	3,536
Commercial mortgage backed securities	2,582	35	(174)	2,443
Asset backed securities	682	4	(60)	626
State and municipal obligations	164	1	(20)	145
Foreign government bonds and obligations	95	16	(4)	107
U.S. government and agencies obligations	200	11	—	211
Other structured investments	2	7	—	9
Total fixed maturities	19,452	219	(1,601)	18,070
Common and preferred stocks	30	—	(14)	16
Total	$19,482	$219	$(1,615)	$18,086

At June 30, 2009 and December 31, 2008, fixed maturity securities comprised approximately 85% and 82%, respectively, of RiverSource Life’s total investments.  These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.0 billion and $1.1 billion of securities at June 30, 2009 and December 31, 2008, respectively, which were rated by RiverSource Investments, LLC’s internal analysts using criteria similar to Moody’s and S&P.  Ratings on investment grade securities are presented using S&P’s convention and, if Moody’s and S&P’s ratings differ, the lower rating is used.  A summary of fixed maturity securities by rating was as follows:

	June 30, 2009			December 31, 2008
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,622	$8,685	38%	$7,038	$6,779	38%
AA	684	651	3	1,071	1,017	6
A	3,243	3,199	14	4,132	3,883	21
BBB	8,618	8,651	38	5,901	5,388	30
Below investment grade	1,978	1,711	7	1,310	1,003	5
Total fixed maturities	$23,145	$22,897	100%	$19,452	$18,070	100%

At June 30, 2009 and December 31, 2008, approximately 28% and 44%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$996	$(39)	$4,076	$(434)	$5,072	$(473)
Residential mortgage backed securities	1,071	(46)	342	(221)	1,413	(267)
Commercial mortgage backed securities	383	(10)	1,072	(75)	1,455	(85)
Asset backed securities	85	(7)	140	(39)	225	(46)
State and municipal obligations	56	(5)	134	(49)	190	(54)
Foreign government bonds and obligations	6	(1)	6	(1)	12	(2)
U.S. government and agencies obligations	—	—	10	—	10	—
Common and preferred stocks	—	—	18	(12)	18	(12)
Total	$2,597	$(108)	$5,798	$(831)	$8,395	$(939)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$5,086	$(372)	$3,309	$(751)	$8,395	$(1,123)
Residential mortgage backed securities	305	(85)	466	(135)	771	(220)
Commercial mortgage backed securities	387	(23)	867	(151)	1,254	(174)
Asset backed securities	187	(31)	124	(29)	311	(60)
State and municipal obligations	17	(1)	78	(19)	95	(20)
Foreign government bonds and obligations	20	(4)	—	—	20	(4)
U.S. government and agencies obligations	—	—	11	—	11	—
Common and preferred stocks	—	—	16	(14)	16	(14)
Total	$6,002	$(516)	$4,871	$(1,099)	$10,873	$(1,615)

The following tables summarize the unrealized losses by ratio of fair value to amortized cost:

	June 30, 2009
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	150	$2,083	$(28)	144	$2,542	$(60)	294	$4,625	$(88)
90% - 95%	23	286	(23)	71	1,199	(98)	94	1,485	(121)
80% - 90%	12	120	(18)	102	1,267	(216)	114	1,387	(234)
Less than 80%	11	108	(39)	90	790	(457)	101	898	(496)
Total	196	$2,597	$(108)	407	$5,798	$(831)	603	$8,395	$(939)

	December 31, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	191	$3,181	$(75)	69	$1,068	$(23)	260	$4,249	$(98)
90% - 95%	98	1,667	(129)	48	1,001	(86)	146	2,668	(215)
80% - 90%	62	747	(119)	82	1,465	(271)	144	2,212	(390)
Less than 80%	47	407	(193)	150	1,337	(719)	197	1,744	(912)
Total	398	$6,002	$(516)	349	$4,871	$(1,099)	747	$10,873	$(1,615)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of decreased unrealized losses during 2009 was the tightening of credit spreads across sectors.  A portion of the decrease in unrealized losses was offset by an increase due to the adoption of FSP 115-2. RiverSource Life recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $64 million. This impact is due to impairment of Available-for-Sale securities recognized in other comprehensive income previously recognized through earnings for factors other than credit.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$113	$101
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	8
Reductions for securities sold during the period (realized)	(3)	(3)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	21	25
Ending balance of credit losses on securities held as of June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$131	$131

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.  As a result of the adoption of FSP 115-2, effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

The following table presents a rollforward of the net unrealized securities losses on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Investment Gains (Losses)		Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance at January 1, 2008	$(178)		$62	$(116)
Net unrealized investment gains (losses) arising during the period	(369)		129	(240)
Reclassification of (gains) losses included in net income	(8)		3	(5)
Impact of net unrealized investment (gains) losses on DAC, DSIC and benefit reserves	62		(21)	41
Balance at June 30, 2008	$(493)		$173	$(320)

Balance at January 1, 2009	$(1,043)		$365	$(678)
Cumulative effect of accounting change	(58	)(1)	20	(38)
Net unrealized investment gains (losses) arising during the period	1,236		(433)	803
Reclassification of (gains) losses included in net income	(44)		16	(28)
Impact of net unrealized investment (gains) losses on DAC, DSIC, benefit reserves and reinsurance recoverables	(280)		98	(182)
Balance at June 30, 2009	$(189)		$66	$(123	)(2)

(1)   Amount represents the cumulative effect of adopting FSP 115-2 on January 1, 2009, net of DAC and DSIC amortization and certain benefit reserves.  See Note 2 for additional information on the adoption impact.

(2)   At June 30, 2009, Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses) included $(12) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Gross realized gains from sales	$47	$—	$95	$9
Gross realized losses from sales	(9)	—	(10)	(2)
Impairment losses	(21)	(6)	(41)	(36)

The $21 million of other-than-temporary impairments recognized in net realized investment gains (losses) for the three months ended June 30, 2009 are related to credit losses on non-agency residential mortgage backed securities.  The $41 million of other-than-temporary impairments recognized in net realized investment gains (losses) for the six months ended June 30, 2009 are related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

Available-for-Sale securities by maturity as of June 30, 2009 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$639	$644
Due after one year through five years	7,123	7,001
Due after five years through 10 years	3,797	3,752
Due after 10 years	2,341	2,417
	13,900	13,814
Residential mortgage backed securities	4,947	4,796
Commercial mortgage backed securities	3,474	3,476
Asset backed securities	822	802
Other structured investments	2	9
Common and preferred stocks	30	18
Total	$23,175	$22,915

The expected payments on residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments may not coincide with their contractual maturities.  As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

4.     Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$4,324	$4,334
Cumulative effect of accounting change	—	36
Capitalization of acquisition costs	333	298
Amortization	(123)	(261)
Impact of change in net unrealized securities losses (gains)	(227)	42
Balance at June 30	$4,307	$4,449

The balances of and changes in DSIC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$518	$511
Cumulative effect of accounting change	—	9
Capitalization of sales inducements	39	47
Amortization	(6)	(36)
Impact of change in net unrealized securities losses (gains)	(33)	7
Balance at June 30	$518	$538

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

5.     Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Fixed annuities	$16,364	$14,058
Equity indexed annuities accumulated host values	200	228
Equity indexed annuities embedded derivatives	15	16
Variable annuities fixed sub-accounts	5,987	5,623
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	584	1,471
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	180	367
Other variable annuity guarantees	36	67
Total annuities	23,366	21,830
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,571	2,526
Other life, disability income and long term care insurance	4,486	4,397
Total future policy benefits	30,423	28,753
Policy claims and other policyholders’ funds	120	172
Total future policy benefits and policy claims and other policyholders’ funds	$30,543	$28,925

Separate account liabilities consisted of the following:

	June 30, 2009	December 31, 2008
	(in millions)
Variable annuity variable sub-accounts	$41,117	$37,657
VUL insurance variable sub-accounts	4,407	4,091
Other insurance variable sub-accounts	40	39
Total separate account liabilities	$45,564	$41,787

6.     Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by RiverSource Life contain guaranteed minimum death benefit (“GMDB”) provisions.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition, RiverSource Life offers contracts with GMWB provisions.  On June 1, 2009, RiverSource Life discontinued sales of contracts with GMAB provisions.  RiverSource Life previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides summary information related to all variable annuity guarantees for which RiverSource Life has established additional liabilities:

	June 30, 2009				December 31, 2008
Variable annuity guarantees by benefit type (1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of Premium	$25,464	$23,121	$3,504	61	$22,249	$20,153	$4,873	61
Six-Year Reset	12,748	10,024	2,130	61	12,719	10,063	2,802	61
One-Year Ratchet	6,160	5,448	1,739	63	5,770	5,061	2,163	62
Five-Year Ratchet	1,052	977	140	59	951	888	199	59
Other	506	463	164	67	471	429	192	66
Total — GMDB	$45,930	$40,033	$7,677	61	$42,160	$36,594	$10,229	61

GGU death benefit	$738	$658	$66	63	$699	$619	$65	63

GMIB	$571	$520	$214	63	$567	$511	$245	63

GMWB:
GMWB	$3,691	$3,580	$1,040	63	$3,513	$3,409	$1,312	63
GMWB for life	11,505	10,990	2,060	63	9,194	8,764	2,704	63
Total — GMWB	$15,196	$14,570	$3,100	63	$12,707	$12,173	$4,016	63

GMAB	$2,496	$2,414	$462	55	$2,006	$1,937	$608	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	6	—	(35)	24	3
Paid claims	(4)	—	—	—	(1)
Liability balance at June 30, 2008	$26	$3	$101	$57	$6

Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	12	(1)	(887)	(187)	5
Paid claims	(42)	—	—	—	—
Liability balance at June 30, 2009	$25	$11	$584	$180	$12

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Variable Annuity Riders — GMAB and GMWB

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

	June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale:
Fixed maturities:
Corporate debt securities	$—	$12,183	$1,147	$13,330
Residential mortgage backed securities	—	2,410	2,386	4,796
Commercial mortgage backed securities	—	3,412	64	3,476
Asset backed securities	—	641	161	802
State and municipal obligations	—	308	—	308
U.S. government and agencies obligations	10	60	—	70
Foreign government bonds and obligations	—	106	—	106
Other structured investments	—	—	9	9
Total Available-for-Sale: Fixed maturities	10	19,120	3,767	22,897
Common and preferred stocks	—	18	—	18
Trading securities	—	456	—	456
Cash equivalents	12	1,188	—	1,200
Other assets	—	959	—	959
Separate account assets	—	45,564	—	45,564
Total assets at fair value	$22	$67,305	$3,767	$71,094

Liabilities
Future policy benefits	$—	$15	$759	$774
Other liabilities	—	695	—	695
Total liabilities at fair value	$—	$710	$759	$1,469

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale:
Fixed maturities:
Corporate debt securities	$—	$9,907	$1,086	$10,993
Residential mortgage backed securities	—	3,016	520	3,536
Commercial mortgage backed securities	—	2,440	3	2,443
Asset backed securities	—	531	95	626
State and municipal obligations	—	145	—	145
U.S. government and agencies obligations	21	190	—	211
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	9	9
Total Available-for-Sale: Fixed maturities	21	16,336	1,713	18,070
Common and preferred stocks	—	16	—	16
Trading securities	70	77	—	147
Cash equivalents	432	2,861	—	3,293
Other assets	—	2,238	200	2,438
Separate account assets	—	41,787	—	41,787
Total assets at fair value	$523	$63,315	$1,913	$65,751

Liabilities
Future policy benefits	$—	$16	$1,832	$1,848
Other liabilities	—	645	—	645
Total liabilities at fair value	$—	$661	$1,832	$2,493

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases, Sales,	Transfers
	Balance, April 1, 2009	Net Income		Other Comprehensive Loss	Issuances and Settlements, Net	In/(Out) of Level 3	Balance, June 30, 2009
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,057	$—		$53	$37	$—	$1,147
Residential mortgage backed securities	1,740	22		78	546	—	2,386
Commercial mortgage backed securities	3	—		—	61	—	64
Asset backed securities	112	5		2	42	—	161
Other structured investments	8	—		1	—	—	9
Total Available-for-Sale: Fixed maturities	2,920	27	(1)	134	686	—	3,767

Other assets	125	(34	)(2)	—	(91)	—	—
Future policy benefits	(1,516)	773	(2)	—	(16)	—	(759)

(1)   Represents a $2 million gain included in net realized investment gains (losses) and a $25 million gain included in net investment income in the Consolidated Statements of Income.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

		Total Gains (Losses) Included in			Purchases, Sales,	Transfers
	Balance, April 1, 2008	Net Income		Other Comprehensive Loss	Issuances and Settlements, Net	In/(Out) of Level 3	Balance, June 30, 2008
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,261	$—		$(53)	$(1)	$—	$1,207
Residential mortgage backed securities	411	(6)		(26)	44	—	423
Commercial mortgage backed securities	5	—		—	(1)	—	4
Asset backed securities	130	—		(4)	—	—	126
Other structured investments	2	—		—	—	—	2
Total Available-for-Sale: Fixed maturities	1,809	(6	)(1)	(83)	42	—	1,762

Other assets	332	(29	)(2)	—	(229)	—	74
Future policy benefits	(295)	158	(2)	—	(17)	—	(154)
Other liabilities	—	—		—	(4)	—	(4)

(1)          Included in net realized investment gains (losses) in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at June 30 for the three months then ended:

	2009			2008
	Net Investment Income	Net realized investment gains (losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net realized investment gains (losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale: Fixed maturities
Residential mortgage backed securities	$23	$(21)	$—	$—	$(6)	$—
Asset backed securities	1	—	—	—	—	—
Total Available-for-Sale: Fixed maturities	24	(21)	—	—	(6)	—

Other assets	—	—	—	—	—	(11)
Future policy benefits	—	—	766	—	—	159

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases, Sales,	Transfers
	Balance, January 1, 2009	Net Income		Other Comprehensive Loss	Issuances and Settlements, Net	In/(Out) of Level 3		Balance, June 30, 2009
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,086	$—		$78	$(3)	$(14)		$1,147
Residential mortgage backed securities	520	25		49	1,792	—		2,386
Commercial mortgage backed securities	3	—		—	61	—		64
Asset backed securities	95	6		(3)	63	—		161
Other structured investments	9	—		—	—	—		9
Total Available-for-Sale: Fixed maturities	1,713	31	(1)	124	1,913	(14	)(3)	3,767

Other assets	200	(37	)(2)	—	(163)	—		—
Future policy benefits	(1,832)	1,104	(2)	—	(31)	—		(759)

(1)          Represents a $2 million loss included in net realized investment gains (losses) and a $33 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)          Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service.  Previously, the fair value of the security was based on broker quotes.

		Total Gains (Losses) Included in			Purchases, Sales,	Transfers
	Balance, January 1, 2008	Net Income		Other Comprehensive Loss	Issuances and Settlements, Net	In/(Out) of Level 3	Balance, June 30, 2008
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,271	$—		$(32)	$(32)	$—	$1,207
Residential mortgage backed securities	417	(36)		(81)	123	—	423
Commercial mortgage backed securities	5	—		—	(1)	—	4
Asset backed securities	115	1		(8)	18	—	126
Other structured investments	2	2		—	(2)	—	2
Total Available-for-Sale: Fixed maturities	1,810	(33	)(1)	(121)	106	—	1,762

Other assets	280	23	(2)	—	(229)	—	74
Future policy benefits	(158)	34	(2)	—	(30)	—	(154)
Other liabilities	—	—		—	(4)	—	(4)

(1)          Represents a $36 million loss included in net realized investment gains (losses) and a $3 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at June 30 for the six months then ended:

	2009			2008
	Net Investment Income	Net realized investment gains (losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net realized investment gains (losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale: Fixed maturities
Residential mortgage backed securities	$30	$(26)	$—	$1	$(37)	$—
Asset backed securities	1	—	—	—	—	—
Total Available-for-Sale: Fixed maturities	31	(26)	—	1	(37)	—

Other assets	—	—	—	—	—	1
Future policy benefits	—	—	1,088	—	—	35

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

	June 30, 2009
	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,620	$2,479
Policy loans	709	773
Other investments	249	255

Financial Liabilities
Future policy benefits	$15,373	$14,862
Separate account liabilities	364	364

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

RiverSource Life uses derivatives as economic hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product at June 30, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset	Balance Sheet Location	Liability
		(in millions)		(in millions)
Interest rate contracts
GMWB and GMAB	Other assets	$283	Other liabilities	$(307)

Equity contracts
GMWB and GMAB	Other assets	675	Other liabilities	(388)
Equity indexed annuities	Other assets	1		—
Equity indexed annuities embedded derivatives		—	Future policy benefits	(15)

Other
GMWB and GMAB embedded derivatives(1)		—	Future policy benefits	(759)
Total		$959		$(1,469)

(1)   The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity and interest rate markets.

See Note 7 for additional information regarding RiverSource Life’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) on the Consolidated Statements of Income:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$(262)	$(385)

Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(873)	(812)
Equity indexed annuities	Interest credited to fixed accounts	—	(2)
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	—	1

Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	757	1,073
Total		$(378)	$(125)

RiverSource Life holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity and interest rate risk related to various RiverSource Life products.

Certain annuity products contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. RiverSource Life economically hedges the exposure related to GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. The gross notional amount of these contracts was $35.9 billion at June 30, 2009. The premium associated with certain of these options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments RiverSource Life is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2009(1)	$(83)	$7
2010	(164)	13
2011	(156)	12
2012	(143)	11
2013	(131)	10
2014-2023	(425)	6

(1)   2009 amounts represent the amounts payable and receivable for the period from July 1, 2009 to December 31, 2009.

Equity indexed annuities have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by RiverSource Life related to equity indexed annuities products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, RiverSource Life enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $201 million at June 30, 2009.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives.  In addition, the equity component of the equity indexed annuity product obligations is also considered an embedded derivative.  As captured in the tables above, embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in income.  As noted above, RiverSource Life uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

RiverSource Life has amounts classified in accumulated other comprehensive loss related to gains and losses associated with the effective portion of previously designated cash flow hedges. RiverSource Life reclassifies these amounts into income as the forecasted transactions impact earnings. During the six months ended June 30, 2009, RiverSource Life held no derivatives that were designated as cash flow hedges under SFAS 133. The following table shows the impact of its previously designated cash flow hedges on the Consolidated Statements of Income:

	Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(in millions)
Cash flow hedges
Fixed annuity products	Net investment income	$(1)	$(3)

At June 30, 2009, RiverSource Life expects to reclassify $6 million of deferred loss; these were originally losses on derivative instruments from accumulated other comprehensive loss to earnings during the next 12 months related to interest rate swaptions that will be recorded in net investment income. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, related amounts previously recorded in accumulated other comprehensive loss are recognized in earnings immediately. No hedge relationships were discontinued during the six months ended June 30, 2009 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 10 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with RiverSource Life’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, RiverSource Life has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of June 30, 2009, RiverSource Life held collateral consisting primarily of cash and securities of $308 million posted by counterparties. As of June 30, 2009, RiverSource Life’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $303 million.

Certain of RiverSource Life’s derivative instruments contain provisions that adjust the level of collateral RiverSource Life is required to post based on RiverSource Life’s financial strength rating (or based on the debt rating of RiverSource Life’s parent, Ameriprise Financial). Additionally, certain of RiverSource Life’s derivative contracts contain provisions that allow the counterparty to terminate the contract if RiverSource Life does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, RiverSource Life’s counterparty could require immediate settlement of any net liability position. At June 30, 2009, the aggregate fair value of all derivative instruments containing such credit risk features was $102 million. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2009 was $72 million. If the credit risk features of derivative contracts that were in a net liability position at June 30, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $30 million.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Income Taxes

RiverSource Life’s effective tax rates were 28% and 23% for the three and six months ended June 30, 2009, respectively. RiverSource Life’s effective tax rates were 1% and (5)% for the three and six months ended June 30, 2008, respectively. The increase in the effective tax rates primarily reflects the impact of a $10 million and $39 million tax benefit related to changes in the status of current audits for the three and six months ended June 30, 2008, respectively, and an increase in pretax income relative to a decrease of tax advantaged items, including the dividends received deduction for the three and six months ended June 30, 2009.

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

Additionally, RiverSource Life has net operating loss carryforwards of $19 million which will expire beginning December 31, 2025 as well as tax credit carryforwards of $136 million which will expire beginning December 31, 2025.   RiverSource Life also has $20 million of foreign tax credit carryforwards which will expire beginning December 31, 2016.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2009 and December 31, 2008.

As of June 30, 2009 and December 31, 2008, RiverSource Life had $90 million and $89 million of gross unrecognized tax expense, respectively.  If recognized, approximately $30 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2009 and December 31, 2008, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized interest and penalties of $(0.3) million for the six months ended June 30, 2009.  RiverSource Life had a $14.9 million and a $14.6 million receivable related to interest and penalties accrued at June 30, 2009 and December 31, 2008, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   However, there are a number of open audits and quantification of a range cannot be made at this time.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of RiverSource Life’s income tax returns for 1997 through 2002 during 2008. However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  The IRS continued its examination of 2003 through 2004 which is expected to be completed during 2009.  In the fourth quarter of 2008, the IRS commenced an examination of RiverSource Life’s U.S. income tax returns for 2005 through 2007.  RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

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

RiverSource Tax Adv. Inv.’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values. RiverSource Tax Adv. Inv. has no obligation to provide further financial or other support to the affordable housing partnerships nor has RiverSource Tax Adv. Inv. provided any additional support to the affordable housing partnerships. RiverSource Life had no liabilities recorded as of June 30, 2009 and December 31, 2008 related to the affordable housing partnerships.

RiverSource Tax Adv. Inv. is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. In most cases, RiverSource Tax Adv. Inv. has less than 50% interest in the partnerships sharing in benefits and risks with other limited partners in proportion to RiverSource Tax Adv. Inv.’s ownership interest. In the limited cases in which RiverSource Tax Adv. Inv. has a greater than 50% interest in affordable housing partnerships, it was determined that the relationship with the general partner is an agent relationship and the general partner was most closely related to the partnership as it is the key decision maker and controls the operations. The carrying values are reflected in trading securities and other investments and were $41 million and $54 million as of June 30, 2009 and December 31, 2008, respectively.

12.       Subsequent Event

In July 2009, RiverSource Life Insurance Company, as the borrower, entered into a revolving credit agreement with Ameriprise Financial as the lender.  The line of credit is not to exceed $800 million in the aggregate at any one time.   The interest rate for any borrowing under the new agreement is established by reference to LIBOR plus 28 basis points.  Amounts borrowed may be repaid at any time with no prepayment penalty.  On July 27, 2009, RiverSource Life borrowed $500 million pursuant to this agreement.

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

RiverSource Life Insurance Company also wholly owns RiverSource Tax Advantaged Investments, Inc. which is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments.

Critical Accounting Policies

Valuation of Investments

Effective January 1, 2009, RiverSource Life early adopted FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This interpretation significantly changed RiverSource Life’s accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities.  For information regarding the changes to RiverSource Life’s accounting policy, see Note 3 to the Consolidated Financial Statements.

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

For annuity and life, DI and LTC insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance businesses during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. RiverSource Life typically uses a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  In the first half of 2009, management elected to follow the mean reversion guideline, slightly decreasing  near-term equity asset growth rates to reflect the positive market on a year-to-date basis.  At recent equity market levels, increasing the annualized equity market return projected during the five-year mean reversion period by 100 basis points reduces DAC amortization and other impacted expenses by $20 — $25 million after tax.

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

Results of Operations for the Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

The following table presents RiverSource Life’s results of operations for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Premiums	$219	$214	$5	2%
Net investment income	708	640	68	11
Policy and contract charges	579	639	(60)	(9)
Other revenue	102	138	(36)	(26)
Net realized investment gains (losses)	35	(29)	64	NM
Total revenues	1,643	1,602	41	3

Benefits and expenses
Benefits, claims, losses and settlement expenses	444	369	75	20
Interest credited to fixed accounts	442	387	55	14
Amortization of deferred acquisition costs	123	261	(138)	(53)
Other insurance and operating expenses	286	341	(55)	(16)
Total benefits and expenses	1,295	1,358	(63)	(5)
Pretax income	348	244	104	43
Income tax provision (benefit)	81	(12)	93	NM
Net income	$267	$256	$11	4%

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains before impairment losses on securities	$76
Total other-than-temporary impairment losses on securities	(30)
Portion of loss recognized in other comprehensive income	(11)
Net impairment losses recognized in net realized investment gains (losses)	(41)
Net realized investment gains (losses)	$35

NM  Not Meaningful.

Overview

Consolidated net income was $267 million for the six months ended June 30, 2009 compared to $256 million for the six months ended June 30, 2008, an increase of $11 million or 4%.  Pretax income increased $104 million to $348 million for the six months ended June 30, 2009 from $244 million for the six months ended June 30, 2008. The increase was driven by an increase in realized gains compared to the prior year period and a decrease in amortization of DAC.  These increases were offset by a decrease in policy and contract charges and an increase in benefits, claims, losses and settlement expenses.  The increase in benefits, claims, losses and settlement expenses is due to an increase in the variable annuity living benefit reserves which also had a related decrease in amortization of DAC.  Additionally, amortization of DAC decreased due to lower account values as a result of the market decline.

Revenues

Total revenues increased $41 million to $1.6 billion for the six months ended June 30, 2009.

Net investment income increased $68 million or 11% to $708 million for the six months ended June 30, 2009.  The increase is due to higher invested asset levels due to fixed annuity net inflows as well as higher yields due to redeployment of cash into high quality, higher-yielding long term investments.

Policy and contract charges decreased $60 million or 9% to $579 million for the six months ended June 30, 2009 primarily reflecting decreased separate account fee revenue as a result of the decrease in average separate account assets.

Other revenue decreased $36 million or 26% to $102 million for the six months ended June 30, 2009 reflecting lower marketing support and administrative fees due to lower average underlying separate account asset values.

Net realized investment gains were $35 million for the six months ended June 30, 2009 compared to net realized investment losses of $29 million for the six months ended June 30, 2008.  In the six months ended June 30, 2009, net realized gains from sales of Available-for-Sale securities were $85 million and other-than-temporary impairments recognized in earnings were $41 million. In the six months ended June 30, 2009, the reserves on commercial mortgage loans increased by $8 million.  In the six months ended June 30, 2008, net realized gains from sales of securities were $7 million and other-than-temporary impairments recognized in earnings were $36 million.

Benefits and Expenses

Total benefits and expenses for the six months ended June 30, 2009 were $1.3 billion, a decrease of $63 million or 5% from the six months ended June 30, 2008 total of $1.4 billion.   This decrease is primarily due to decreases in DAC amortization, partially offset by increases in benefits, claims, losses and settlement expenses and interest credited to fixed accounts.

Benefits, claims, losses and settlement expenses increased $75 million or 20% to $444 million for the six months ended June 30, 2009 compared to $369 million for the six months ended June 30, 2008, driven by an increase in expenses from benefits associated with variable annuity living benefit guarantees.  Benefits, claims, losses and settlement expenses for the six months ended June 30, 2009 were impacted by $104 million in variable annuity death and living benefit expenses, which included $401 million in expenses from the non-cash impact of the credit default spread on the Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) valuation of living benefit liabilities.  Benefits, claims, losses and settlement expenses for the six months ended June 30, 2008 included a $5 million expense related to the market impact on variable annuity guaranteed death and living benefits, of which $23 million of benefit was related to the credit default spread.  Benefits, claims, losses and settlement expenses also reflect $13 million in related lower DSIC amortization in the first half of 2009 compared to $1 million in the prior year period.

Interest credited to fixed accounts increased $55 million or 14% to $442 million for the six months ended June 30, 2009 primarily driven by higher average fixed annuity account balances and higher average rates paid to clients on fixed annuities compared to the prior year period.  Average fixed annuities contract accumulation values increased $1.2 billion, or 10% compared to the prior year period. The average crediting rate excluding capitalized interest increased to 3.9% in the first half of 2009 compared to 3.7% in the same period one year ago.

Amortization of DAC decreased $138 million or 53% to $123 million for the six months ended June 30, 2009. Amortization of DAC for the six months ended June 30, 2009 included $60 million in lower DAC amortization offsetting higher variable annuity benefit expenses.  The impact of equity and fixed income market performance on policyholder account balances increased DAC amortization by $1 million in the first half of 2009 compared to $34 million in the first half of 2008.  Variable annuity amortization decreased in the first half of 2009 compared to the prior year period driven by lower period-over-period account values and associated asset fees.

Other insurance and operating expenses decreased $55 million or 16% to $286 million for the six months ended June 30, 2009 primarily due to decreased sales and marketing expenses and lower corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 23% for the six months ended June 30, 2009, compared to (5%) for the six months ended June 30, 2008.  The increase in the effective tax rate primarily reflects the impact of a $39 million tax benefit related to changes in the status of current audits for the six months ended June 30, 2008 and an increase in pretax income relative to a decrease of tax advantaged items, including the dividends received deduction for the six months ended June 30, 2009.

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

The guaranteed benefits associated with RiverSource Life’s variable annuities are guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) options. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

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

The numbers below show RiverSource Life’s estimate of the pretax impacts on income from these hypothetical market movements, net of hedging as of June 30, 2009.

	Equity Market Exposure to Pretax Income
Equity Market Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(45)	N/A	$(45)
DAC and DSIC amortization(1)	(156)	N/A	(156)
Variable annuity riders:
GMDB and GMIB	(69)	N/A	(69)
GMWB	(139)	$170	31
GMAB	(36)	23	(13)
DAC and DSIC amortization(2)	N/A	N/A	(6)
Total variable annuity riders	(244)	193	(57)
Equity indexed annuities	—	—	—
Total	$(445)	$193	$(258)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(12)	N/A	$(12)
Variable annuity riders:
GMWB	219	$(370)	(151)
GMAB	46	(23)	23
DAC and DSIC amortization(2)	N/A	N/A	57
Total variable annuity riders	265	(393)	(71)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	(3)	N/A	(3)
Total	$250	$(393)	$(86)

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

Credit Risk

RiverSource Life is exposed to credit risk within its investment portfolio, including its loan portfolio, and through its derivative and reinsurance activities. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the financial instrument or contract. RiverSource Life considers its total potential credit exposure to each counterparty and its affiliates to ensure compliance with pre-established credit guidelines at the time it enters into a transaction which would potentially increase RiverSource Life’s credit risk. These guidelines and oversight of credit risk are managed through a comprehensive enterprise risk management program that includes members of senior management.

RiverSource Life manages the risk of credit-related losses in the event of nonperformance by counterparties by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and underlying investment type.  RiverSource Life remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

RiverSource Life manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, RiverSource Life’s current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty’s net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market and generally cash settled on a daily basis, RiverSource Life has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

RiverSource Life manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, RiverSource Life regularly evaluates their financial strength during the terms of the treaties. As of June 30, 2009, RiverSource Life’s largest reinsurance credit risk is related to a long term care coinsurance treaty with a life insurance subsidiary of Genworth Financial, Inc.

Fair Value Measurements

RiverSource Life reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  SFAS 157 defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  SFAS 157 does not require the use of market prices that are the result of a forced liquidation or distressed sale.  RiverSource Life includes actual market prices or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. RiverSource Life validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

Inactive Markets

Through RiverSource Life’s own experience transacting in the marketplace and through discussions with its pricing vendors, RiverSource Life believes that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in RiverSource Life applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services).  RiverSource Life considers market observable yields for other asset classes of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for the fair value of these securities at June 30, 2009 ranged from 11% to 22%.

Non-agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Subprime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above subprime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles.  RiverSource Life has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has recently led to higher delinquency and loss rates for some of these investments. Recent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of RiverSource Life’s risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that RiverSource Life will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, RiverSource Life performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of June 30, 2009, RiverSource Life’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year  (in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subprime
2004 & prior	$4	$3	$7	$2	$—	$—	$—	$—	$—	$—	$11	$5
2005	47	42	16	10	—	—	—	—	19	8	82	60
2006	2	2	8	7	—	—	7	6	—	—	17	15
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	8	6	—	—	—	—	—	—	8	6
Total Subprime	$53	$47	$39	$25	$—	$—	$7	$6	$19	$8	$118	$86

Alt-A
2004 & prior	$54	$44	$31	$32	$5	$3	$—	$—	$18	$10	$108	$89
2005	5	3	45	24	39	22	24	15	166	105	279	169
2006	—	—	—	—	—	—	—	—	14	9	14	9
2007	30	17	—	—	—	—	—	—	—	—	30	17
Total Alt-A	$89	$64	$76	$56	$44	$25	$24	$15	$198	$124	$431	$284

Prime
2004 & prior	$196	$180	$—	$—	$16	$13	$—	$—	$—	$—	$212	$193
2005	106	83	28	22	16	16	56	33	50	25	256	179
2006	26	25	—	—	6	2	38	36	—	—	70	63
2007	27	27	14	13	16	11	—	—	—	—	57	51
Re-Remic(1)	1,572	1,616	—	—	—	—	—	—	—	—	1,572	1,616
Total Prime	$1,927	$1,931	$42	$35	$54	$42	$94	$69	$50	$25	$2,167	$2,102
Grand Total	$2,069	$2,042	$157	$116	$98	$67	$125	$90	$267	$157	$2,716	$2,472

(1)         Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. All senior bonds are rated AAA by Moody’s Investors Service, Standard & Poor’s Rating Services or Fitch Ratings Ltd. RiverSource Life did not have any exposure to subordinate tranches as of June 30, 2009.

Fair Value of Liabilities and Nonperformance Risk

SFAS 157 also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, RiverSource Life adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of RiverSource Life not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2009. As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $63 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2009 credit spreads.

Liquidity and Capital Resources

Liquidity Strategy

The liquidity requirements of RiverSource Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial.  Other liquidity sources RiverSource Life has established are repurchase agreements and available lines of credit with Ameriprise Financial, now aggregating $1 billion with the additional line of credit established, as described below.

In July 2009, Ameriprise Financial, as the lender, entered into an $800 million revolving credit agreement with RiverSource Life Insurance Company, as the borrower.  On July 27, 2009, RiverSource Life borrowed $500 million pursuant to this agreement. This transaction is expected to increase net investment income by allowing RiverSource Life to immediately invest in longer dated securities, while maintaining the holding company’s access to cash if a need arises.  Cash flows from RiverSource Life products and investment portfolio, generated in the normal course of business, will be used to pay down this loan.  This transaction is expected to have no material impact to RiverSource Life’s asset/liability matching or capital levels.  See Note 12 to the Consolidated Financial Statements for additional information regarding this new credit agreement.

In March 2009, RiverSource Life Insurance Company became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  As of June 30, 2009, there have been no borrowings from the FHLB of Des Moines.  The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

There were no dividends paid to Ameriprise Financial during the six months ended June 30, 2009.  On March 26 and June 25, 2008, RiverSource Life paid cash dividends of $125 million and $275 million, respectively, to Ameriprise Financial.  On June 25, 2008, RiverSource Life of NY paid cash dividends of $27 million to RiverSource Life Insurance Company.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital as of (a)		Regulatory Capital Requirement(b)
	June 30, 2009	December 31, 2008	December 31, 2008
	(in millions)
RiverSource Life Insurance Company	$2,487	$2,722	$551
RiverSource Life Insurance Co. of New York	237	229	58

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

Such factors include, but are not limited to:

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

•                  changes in the capital markets and competitive environments induced or resulting from the partial or total ownership or other support by central governments of certain financial services firms for financial assets; and

•                  general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in or purchase insurance and other products other than cash and cash equivalents, the costs of products and services RiverSource Life consumes in the conduct of its business, and applicable legislation and regulation and changes there in, including tax laws, tax treaties, fiscal and central government treasury policy, and regulatory rulings and pronouncements.

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

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in RiverSource Life’s 2008 10-K.

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

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2009.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: August 3, 2009	By	/s/ Timothy V. Bechtold
Timothy V. Bechtold
President

Date: August 3, 2009	By	/s/ Brian J. McGrane
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