Form 10-Q
period 2009-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2009-11-03
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2009, $24,711; 2008, $19,452)	$25,676	$18,070
Common and preferred stocks, at fair value (cost: 2009 and 2008, $30)	23	16
Commercial mortgage loans, at cost (less allowance for loan losses: 2009, $25; 2008, $17)	2,570	2,737
Policy loans	714	722
Trading securities and other investments	328	452
Total investments	29,311	21,997

Cash and cash equivalents	1,232	3,307
Reinsurance recoverables	1,651	1,592
Amounts due from brokers	54	3
Deferred income taxes, net	—	599
Other accounts receivable	94	99
Accrued investment income	304	239
Deferred acquisition costs	4,272	4,324
Deferred sales inducement costs	514	518
Other assets	1,006	2,658
Separate account assets	52,037	41,787

Total assets	$90,475	$77,123

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$30,554	$28,753
Policy claims and other policyholders’ funds	115	172
Amounts due to brokers	853	1,862
Deferred income taxes, net	56	—
Line of credit with Ameriprise Financial, Inc.	500	—
Other liabilities	893	810
Separate account liabilities	52,037	41,787
Total liabilities	85,008	73,384

Shareholder’s equity:
Common shares, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,115	2,116
Retained earnings	2,928	2,336
Accumulated other comprehensive income (loss), net	421	(716)
Total shareholder’s equity	5,467	3,739

Total liabilities and shareholder’s equity	$90,475	$77,123

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Premiums	$112	$110	$331	$324
Net investment income	415	299	1,123	939
Policy and contract charges	249	415	828	1,054
Other revenue	63	67	165	205
Net realized investment gains (losses)	7	(200)	42	(229)

Total revenues	846	691	2,489	2,293

Benefits and expenses
Benefits, claims, losses and settlement expenses	179	85	623	455
Interest credited to fixed accounts	232	200	674	588
Amortization of deferred acquisition costs	(81)	222	42	483
Other insurance and operating expenses	134	149	420	487

Total benefits and expenses	464	656	1,759	2,013

Pretax income	382	35	730	280
Income tax provision (benefit)	96	(14)	176	(26)

Net income	$286	$49	$554	$306

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains before impairment losses on securities	$26		$102
Total other-than-temporary impairment losses on securities	(18)		(48)
Portion of loss recognized in other comprehensive income	(1)		(12)
Net impairment losses recognized in net realized investment gains (losses)	(19)		(60)
Net realized investment gains (losses)	$7		$42

See Notes to Consolidated Financial Statements.

 RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$554	$306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition costs and deferred sales inducement costs	(513)	(501)
Amortization of deferred acquisition costs and deferred sales inducement costs	40	544
Premium and discount amortization on Available-for-Sale securities	(53)	44
Deferred income taxes, net	22	(77)
Contractholder and policyholder charges, non-cash	(194)	(183)
Net realized investment gains	(102)	(8)
Other-than-temporary impairments recognized in net realized investment gains	60	237
Change in operating assets and liabilities:
Trading securities and equity method investments, net	131	25
Future policy benefits for traditional life, disability income and long term care insurance	201	237
Policy claims and other policyholders’ funds	(57)	11
Reinsurance recoverables	(59)	(261)
Other accounts receivable	5	(1)
Accrued investment income	(65)	12
Liability for derivatives collateral held	(1,674)	(96)
Other assets and liabilities, net	503	53

Net cash provided by (used in) operating activities	(1,201)	342

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	3,550	189
Maturities, sinking fund payments and calls	2,511	1,859
Purchases	(10,535)	(730)
Other investments, excluding policy loans:
Proceeds from sales, maturities, sinking fund payments and calls	230	231
Purchases	(74)	(228)
Change in policy loans, net	9	(26)

Net cash provided by (used in) investing activities	(4,309)	1,295

Cash Flows from Financing Activities
Activity related to investment contracts and universal life-type insurance:
Considerations received	4,386	1,569
Net transfers from separate accounts	174	—
Surrenders and other benefits	(1,587)	(2,223)
Proceeds from line of credit with Ameriprise Financial, Inc.	500	—
Deferred premium options, net	(38)	(40)
Tax adjustment on shared-based incentive compensation plan	—	2
Cash dividend to Ameriprise Financial, Inc.	—	(775)
Net cash provided by (used in) financing activities	3,435	(1,467)

Net increase (decrease) in cash and cash equivalents	(2,075)	170
Cash and cash equivalents at beginning of period	3,307	980

Cash and cash equivalents at end of period	$1,232	$1,150

Supplemental Disclosures:
Income taxes paid, net	$9	$128

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2008	$3	$2,031	$3,188	$(156)	$5,066

Change in accounting principles, net	—	—	(30)	—	(30)
Comprehensive income:
Net income	—	—	306	—	306
Other comprehensive loss, net:
Change in net unrealized securities losses	—	—	—	(626)	(626)
Total comprehensive loss					(320)
Tax adjustment on share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(775)	—	(775)
Balances at September 30, 2008	$3	$2,033	$2,689	$(782)	$3,943

Balances at January 1, 2009	$3	$2,116	$2,336	$(716)	$3,739
Change in accounting principles, net	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	554	—	554
Other comprehensive income, net:
Change in net unrealized securities losses	—	—	—	1,146	1,146
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	26	26
Change in net unrealized derivative losses	—	—	—	3	3
Total comprehensive income					1,729
Tax adjustment on share-based incentive compensation plan	—	(1)	—	—	(1)
Balances at September 30, 2009	$3	$2,115	$2,928	$421	$5,467

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

Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in RiverSource Life’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.

RiverSource Life evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through November 3, 2009, the date the financial statements were issued.

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

September 30,
2008
(in millions)
Total revenues	$(23)
Net income	10
Shareholder’s equity: Retained earnings	357

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

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Previously Reported	Restated and Reclassified	Previously Reported	Restated and Reclassified
	(in millions)
Revenues
Premiums	$122	$110	$356	$324
Net investment income	306	299	962	939
Policy and contract charges	415	415	1,054	1,054
Other revenue	67	67	205	205
Net realized investment losses	(200)	(200)	(229)	(229)

Total revenues	710	691	2,348	2,293

Benefits and expenses
Benefits, claims, losses and settlement expenses	85	85	455	455
Interest credited to fixed accounts	200	200	588	588
Amortization of deferred acquisition costs	222	222	483	483
Other insurance and operating expenses	159	149	519	487

Total benefits and expenses	666	656	2,045	2,013

Pretax income	44	35	303	280
Income tax provision (benefit)	—	(14)	7	(26)

Net income	$44	$49	$296	$306

2.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

The Hierarchy of GAAP

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes existing nongrandfathered, non-SEC accounting and reporting standards. The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority. The Codification became effective on July 1, 2009. The Codification did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

Subsequent Events

In May 2009, the FASB updated the accounting standards on the recognition and disclosure of subsequent events. The standard also requires the disclosure of the date through which subsequent events were evaluated. The standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. RiverSource Life adopted the standard in the second quarter of 2009. The adoption did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

Fair Value

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. RiverSource Life early adopted the standard in the first quarter of 2009. The adoption did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In April 2009, the FASB updated the accounting standards to require interim disclosures about the fair value of in-scope financial instruments that are not reported at fair value. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. RiverSource Life applied the disclosure requirements of the standard in the first quarter of 2009. See Note 8 for the required disclosures.

In September 2006, the FASB updated the accounting standards to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The new standard applies under other accounting standards that require or permit fair value measurements. Accordingly, the standard does not require any new fair value measurements. The provisions of the standard are required to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for certain financial instruments as defined in the standard that require retrospective application. Any retrospective application will be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year of adoption. RiverSource Life adopted the standard effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives RiverSource Life uses to hedge its exposure to market risk related to certain variable annuity riders. Prior to January 1, 2009, RiverSource Life recorded these derivatives in accordance with accounting guidance for derivative contracts held for trading purposes and contracts involved in energy trading and risk management activities. The new standard nullifies the previous guidance and requires these derivatives to be marked to the price RiverSource Life would receive to sell the derivatives to a market participant (an exit price). The adoption of the standard also resulted in adjustments to the fair value of RiverSource Life’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, RiverSource Life adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. As RiverSource Life’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). RiverSource Life adopted the standard in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $38 million, net of DAC and DSIC amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss, net of impacts to DAC and DSIC amortization, certain benefit reserves and income taxes. See Note 3 for RiverSource Life’s updated accounting policy and disclosures required by this standard.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB updated the accounting standards for disclosures about derivative instruments and hedging activities. The standard intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows.  The standard requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. RiverSource Life applied the new disclosure requirements in the first quarter of 2009. See Note 9 for the required disclosures.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB updated the accounting standards for noncontrolling interests in consolidated financial statements to establish the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent.  The standard requires noncontrolling (minority) interests to be classified as equity (instead of as a liability) within the consolidated balance sheet, and net income (loss) attributable to both the parent and the noncontrolling interests to be disclosed on the face of the consolidated statement of income. The standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of the standard are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. RiverSource Life adopted the new standard as of January 1, 2009 and there was no impact on its consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB updated the accounting standards to allow for net asset value (“NAV”) to be used as a practical expedient in estimating the fair value of alternative investments without readily determinable fair values. The standard also requires additional disclosure by major category of investment related to restrictions on the investor’s ability to redeem the investment as of the measurement date, unfunded commitments and the investment strategies of the investees. The disclosures are required for all investments within the scope of the standard regardless of whether the fair value of the investment is measured using the NAV or another method.  The standard is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. RiverSource Life does not expect the adoption to have a material effect on its consolidated financial condition and results of operations.

Measuring Liabilities at Fair Value

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. RiverSource Life does not expect the adoption to have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

Consolidation of Variable Interest Entities

In June 2009, the FASB  updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. RiverSource Life is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

Accounting for Transfers of Financial Assets

In June 2009, the FASB updated the accounting standards related to accounting for transfers of financial assets. The standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited, and must be applied to transfers of financial assets occurring on or after the effective date. The adoption of the standard is not expected to have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

3.              Investments

Available-for-Sale Securities

Effective January 1, 2009, RiverSource Life early adopted an accounting standard that significantly changed RiverSource Life’s accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, RiverSource Life assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not RiverSource Life will be required to sell the security before its anticipated recovery. If either of these conditions are met, RiverSource Life must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

value through earnings. For securities that do not meet the above criteria and RiverSource Life does not expect to recover a security’s amortized cost basis, the security is considered other-than-temporarily impaired. For these securities, RiverSource Life separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.  RiverSource Life’s Consolidated Statements of Shareholder’s Equity present all changes in other comprehensive income associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income from all other securities.

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

Corporate debt securities

Factors RiverSource Life considers in determining whether declines in the fair value of fixed-maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security.  The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and RiverSource Life’s position in the debtor’s overall capital structure.

Structured investments

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), RiverSource Life also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the nine months ended September 30, 2009, certain non-agency mortgage backed securities were deemed other-than temporarily impaired. Generally, the credit loss component for the non-agency mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments.  Forward interest rates are considered in the cash flow projections and are used to calculate the discount rate used to determine the present value of the expected cash flows when structures are supported by variable rate securities.  Current effective interest rates are used to discount cash flows supported by fixed rate securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following is a summary of Available-for-Sale securities by type:

	September 30, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$14,417	$927	$(134)	$15,210
Residential mortgage backed securities	5,358	199	(227)	5,330
Commercial mortgage backed securities	3,563	193	(18)	3,738
Asset backed securities	720	37	(35)	722
State and municipal obligations	494	30	(36)	488
Foreign government bonds and obligations	94	15	—	109
U.S. government and agencies obligations	62	7	—	69
Other structured investments	3	7	—	10
Total fixed maturities	24,711	1,415	(450)	25,676
Common and preferred stocks	30	—	(7)	23
Total	$24,741	$1,415	$(457)	$25,699

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,030	$86	$(1,123)	$10,993
Residential mortgage backed securities	3,697	59	(220)	3,536
Commercial mortgage backed securities	2,582	35	(174)	2,443
Asset backed securities	682	4	(60)	626
State and municipal obligations	164	1	(20)	145
Foreign government bonds and obligations	95	16	(4)	107
U.S. government and agencies obligations	200	11	—	211
Other structured investments	2	7	—	9
Total fixed maturities	19,452	219	(1,601)	18,070
Common and preferred stocks	30	—	(14)	16
Total	$19,482	$219	$(1,615)	$18,086

At September 30, 2009 and December 31, 2008, fixed maturity securities comprised approximately 88% and 82%, respectively, of RiverSource Life’s total investments.  These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.1 billion of securities at both September 30, 2009 and December 31, 2008, which were rated by RiverSource Investments, LLC’s internal analysts using criteria similar to Moody’s, S&P and Fitch.  Ratings on fixed maturity securities are presented using the median of ratings from Moody’s, S&P and Fitch.  If only two of the ratings are available, the lower rating is used.  A summary of fixed maturity securities by rating was as follows:

	September 30, 2009			December 31, 2008
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,891	$9,277	36%	$7,038	$6,779	38%
AA	862	871	3	1,071	1,017	6
A	4,269	4,433	17	4,132	3,883	21
BBB	9,031	9,637	38	5,901	5,388	30
Below investment grade	1,658	1,458	6	1,310	1,003	5
Total fixed maturities	$24,711	$25,676	100%	$19,452	$18,070	100%

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

At September 30, 2009 and December 31, 2008, approximately 24% and 44%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2009
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$323	$(5)	$2,083	$(129)	$2,406	$(134)
Residential mortgage backed securities	514	(21)	378	(206)	892	(227)
Commercial mortgage backed securities	69	—	440	(18)	509	(18)
Asset backed securities	15	(3)	82	(32)	97	(35)
State and municipal obligations	—	—	101	(36)	101	(36)
Foreign government bonds and obligations	—	—	4	—	4	—
Common and preferred stocks	—	—	23	(7)	23	(7)
Total	$921	$(29)	$3,111	$(428)	$4,032	$(457)

	December 31, 2008
	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)

Corporate debt securities	$5,086	$(372)	$3,309	$(751)	$8,395	$(1,123)
Residential mortgage backed securities	305	(85)	466	(135)	771	(220)
Commercial mortgage backed securities	387	(23)	867	(151)	1,254	(174)
Asset backed securities	187	(31)	124	(29)	311	(60)
State and municipal obligations	17	(1)	78	(19)	95	(20)
Foreign government bonds and obligations	20	(4)	—	—	20	(4)
U.S. government and agencies obligations	—	—	11	—	11	—
Common and preferred stocks	—	—	16	(14)	16	(14)
Total	$6,002	$(516)	$4,871	$(1,099)	$10,873	$(1,615)

The following tables summarize gross unrealized losses by ratio of fair value to amortized cost:

	September 30, 2009
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	59	$822	$(8)	113	$1,735	$(40)	172	$2,557	$(48)
90% - 95%	5	60	(4)	36	461	(38)	41	521	(42)
80% - 90%	4	24	(3)	29	385	(56)	33	409	(59)
Less than 80%	3	15	(14)	66	530	(294)	69	545	(308)
Total	71	$921	$(29)	244	$3,111	$(428)	315	$4,032	$(457)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2008
	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
	(in millions, except number of securities)
95% - 100%	191	$3,181	$(75)	69	$1,068	$(23)	260	$4,249	$(98)
90% - 95%	98	1,667	(129)	48	1,001	(86)	146	2,668	(215)
80% - 90%	62	747	(119)	82	1,465	(271)	144	2,212	(390)
Less than 80%	47	407	(193)	150	1,337	(719)	197	1,744	(912)
Total	398	$6,002	$(516)	349	$4,871	$(1,099)	747	$10,873	$(1,615)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of lower unrealized losses in 2009 compared to 2008 was the tightening of credit spreads across sectors.  A portion of the decrease in unrealized losses was offset by an increase due to the adoption of a new accounting standard effective January 1, 2009. RiverSource Life recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $64 million. This impact is due to the impairment of Available-for-Sale securities recognized in other comprehensive income previously recognized through earnings for factors other than credit.

The following table presents the amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$131	$101
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	8
Reductions for securities sold during the period (realized)	(15)	(18)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	3	28
Ending balance of credit losses on securities held as of September 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$119	$119

The change in net unrealized securities losses in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.  As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)		Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance at January 1, 2008	$(178)		$62	$(116)
Net unrealized investment losses arising during the period	(1,196)		419	(777)
Reclassification of losses included in net income	229		(80)	149
Impact of net unrealized investment gains on DAC, DSIC and benefit reserves	3		(1)	2
Balance at September 30, 2008	$(1,142)		$400	$(742)

Balance at January 1, 2009	$(1,043)		$365	$(678)
Cumulative effect of accounting change	(58	)(1)	20	(38)
Net unrealized investment gains arising during the period	2,465		(862)	1,603
Reclassification of gains included in net income	(52)		18	(34)
Impact of net unrealized investment losses on DAC, DSIC, benefit reserves and reinsurance recoverables	(611)		214	(397)
Balance at September 30, 2009	$701		$(245)	$456 (2)

(1)          Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009, net of DAC and DSIC amortization and certain benefit reserves.  See Note 2 for additional information on the adoption impact.

(2)       At September 30, 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Investment Gains included $(13) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Gross realized gains from sales	$48	$3	$143	$13
Gross realized losses from sales	(21)	(3)	(31)	(5)
Impairment losses	(19)	(200)	(60)	(237)

The $19 million of other-than-temporary impairments recognized in net realized investment gains (losses) for the three months ended September 30, 2009 were related primarily to RiverSource Life’s decision to sell certain corporate debt securities in the banking and finance industries.  The $60 million of other-than-temporary impairments recognized in net realized investment gains (losses) for the nine months ended September 30, 2009 were related to credit losses on non-agency residential mortgage backed securities and corporate debt securities in the gaming industry and banking and finance industries.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale securities by contractual maturity as of September 30, 2009 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$665	$674
Due after one year through five years	6,997	7,201
Due after five years through 10 years	4,690	4,976
Due after 10 years	2,715	3,025
	15,067	15,876
Residential mortgage backed securities	5,358	5,330
Commercial mortgage backed securities	3,563	3,738
Asset backed securities	720	722
Other structured investments	3	10
Common and preferred stocks	30	23
Total	$24,741	$25,699

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments are not due at a single maturity date.  As such, these securities, as well as common and preferred stocks, were not included in the maturities distribution.

4.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2009 and 2008, RiverSource Life completed the annual detailed review of valuation assumptions of its products.  In addition, during the third quarter of 2008, RiverSource Life converted to a new industry standard valuation system that provides enhanced modeling capabilities.

The total pretax impacts on RiverSource Life’s assets and liabilities attributable to the review of valuation assumptions during the third quarter of 2009 and 2008 and the valuation system conversion during the third quarter of 2008 were as follows:

Balance Sheet Impact Debit (Credit)	Reinsurance Recoverables	DAC	DSIC	Other Assets	Future Policy Benefits	Other Liabilities	Total
(in millions)
2009 period	$(65)	$119	$9	$—	$71	$—	$134
2008 period	92	(81)	(6)	1	95	5	106

The total pretax impacts on RiverSource Life’s revenues and expenses attributable to the review of the valuation assumptions for the three and nine months ended September 30, 2009 and 2008 and the valuation system conversion for the three and nine months ended September 30, 2008 were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
(in millions)
2009 period	$—	$(65)	$80	$119	$—	$134
2008 period	2	95	89	(81)	1	106

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balances of and changes in DAC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$4,324	$4,334
Cumulative effect of accounting change	—	36
Capitalization of acquisition costs	452	437
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(161)	(402)
Amortization, impact of valuation assumptions review and valuation system conversion	119	(81)
Impact of change in net unrealized securities losses	(462)	(11)
Balance at September 30	$4,272	$4,313

The balances of and changes in DSIC were as follows:

	2009	2008
	(in millions)
Balance at January 1	$518	$511
Cumulative effect of accounting change	—	9
Capitalization of sales inducement costs	61	64
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(7)	(55)
Amortization, impact of valuation assumptions review and valuation system conversion	9	(6)
Impact of change in net unrealized securities losses	(67)	—
Balance at September 30	$514	$523

RiverSource Life adopted a new accounting standard on the recognition and presentation of other-than-temporary impairments in the first quarter of 2009.  The adoption had no net impact to DAC and DSIC.

Effective January 1, 2008, RiverSource Life adopted a new accounting standard on fair value measurements and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively.  See Note 2 and Note 8 for additional information regarding RiverSource Life’s adoption of fair value accounting standards.

5.     Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Fixed annuities	$16,551	$14,058
Equity indexed annuities accumulated host values	183	228
Equity indexed annuities embedded derivatives	13	16
Variable annuities fixed sub-accounts	6,040	5,623
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	468	1,471
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	151	367
Other variable annuity guarantees	16	67
Total annuities	23,422	21,830
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,584	2,526
Other life, disability income and long term care insurance	4,548	4,397
Total future policy benefits	30,554	28,753
Policy claims and other policyholders’ funds	115	172
Total future policy benefits and policy claims and other policyholders’ funds	$30,669	$28,925

Separate account liabilities consisted of the following:

	September 30, 2009	December 31, 2008
	(in millions)
Variable annuity variable sub-accounts	$46,959	$37,657
VUL insurance variable sub-accounts	5,033	4,091
Other insurance variable sub-accounts	45	39
Total separate account liabilities	$52,037	$41,787

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by RiverSource Life contain guaranteed minimum death benefit (“GMDB”) provisions.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition, RiverSource Life offers contracts with GMWB provisions.  On June 1, 2009, RiverSource Life suspended sales of contracts with GMAB provisions.  RiverSource Life previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

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

The following table provides summary information related to all variable annuity guarantees for which RiverSource Life has established additional liabilities:

	September 30, 2009				December 31, 2008
Variable annuity guarantees by benefit type (1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of Premium	$29,238	$26,816	$1,445	61	$22,249	$20,153	$4,873	61
Six-Year Reset	13,805	11,098	1,185	61	12,719	10,063	2,802	61
One-Year Ratchet	6,883	6,189	1,082	63	5,770	5,061	2,163	62
Five-Year Ratchet	1,197	1,119	56	59	951	888	199	59
Other	566	525	112	67	471	429	192	66
Total — GMDB	$51,689	$45,747	$3,880	61	$42,160	$36,594	$10,229	61

GGU death benefit	$824	$745	$69	63	$699	$619	$65	63

GMIB	$626	$578	$145	63	$567	$511	$245	63

GMWB:
GMWB	$4,110	$3,994	$591	63	$3,513	$3,409	$1,312	63
GMWB for life	13,770	13,189	1,077	63	9,194	8,764	2,704	63
Total — GMWB	$17,880	$17,183	$1,668	63	$12,707	$12,173	$4,016	63

GMAB	$2,813	$2,743	$220	56	$2,006	$1,937	$608	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	1	3	94	70	4
Paid claims	(7)	—	—	—	(2)
Liability balance at September 30, 2008	$18	$6	$230	$103	$6

Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	7	(5)	(1,003)	(216)	5
Paid claims	(53)	—	—	—	—
Liability balance at September 30, 2009	$9	$7	$468	$151	$12

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.     Line of Credit

In July 2009, RiverSource Life Insurance Company, as the borrower, entered into a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.   The interest rate for any borrowing under the new agreement is established by reference to LIBOR plus 28 basis points.  Amounts borrowed may be repaid at any time with no prepayment penalty.  As of September 30, 2009, the outstanding balance under this credit line was $500 million.

8.     Fair Values of Assets and Liabilities

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

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

Assets

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their NAV and classified as Level 1. RiverSource Life’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques such as the present value of cash flows. Level 1 securities include U.S. Treasuries. Level 2 securities include corporate and municipal bonds, agency mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. and foreign government and agency securities. Level 3 securities include corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Derivatives

The fair value of derivatives that are traded in certain over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include interest rate swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements. Structured derivatives that are used by RiverSource Life to hedge its exposure to market risk related to certain variable annuity riders are classified as Level 3.  As of September 30, 2009, RiverSource Life had no structured derivatives.

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

	September 30, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale:
Fixed maturities:
Corporate debt securities	$—	$14,003	$1,207	$15,210
Residential mortgage backed securities	—	2,745	2,585	5,330
Commercial mortgage backed securities	—	3,669	69	3,738
Asset backed securities	—	595	127	722
State and municipal obligations	—	488	—	488
Foreign government bonds and obligations	—	109	—	109
U.S. government and agencies obligations	10	59	—	69
Other structured investments	—	—	10	10
Total Available-for-Sale: Fixed maturities	10	21,668	3,998	25,676
Common and preferred stocks	—	23	—	23
Trading securities	—	36	—	36
Cash equivalents	12	1,220	—	1,232
Other assets	—	814	—	814
Separate account assets	—	52,037	—	52,037
Total assets at fair value	$22	$75,798	$3,998	$79,818

Liabilities
Future policy benefits	$—	$13	$610	$623
Other liabilities	—	631	—	631
Total liabilities at fair value	$—	$644	$610	$1,254

	December 31, 2008
	Level 1	Level 2	Level 3	Total
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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

					Purchases,
		Total Gains			Sales,
		(Losses) Included in			Issuances	Transfers
	Balance,			Other	and	In/(Out)		Balance,
	July 1,	Net		Comprehensive	Settlements,	of		September 30,
	2009	Income		Loss	Net	Level 3		2009
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,147	$—		$94	$12	$(46)		$1,207
Residential mortgage backed securities	2,386	25		111	63	—		2,585
Commercial mortgage backed securities	64	—		5	—	—		69
Asset backed securities	161	2		9	(36)	(9)		127
Other structured investments	9	1		—	—	—		10
Total Available-for-Sale: Fixed maturities	3,767	28	(1)	219	39	(55	)(3)	3,998

Future policy benefits	(759)	166	(2)	—	(17)	—		(610)

(1)          Included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)          Represents two securities with a fair value of $64 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and one security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

					Purchases,
		Total Gains			Sales,
		(Losses) Included in			Issuances	Transfers
	Balance,			Other	and	In/(Out)	Balance,
	July 1,	Net		Comprehensive	Settlements,	of	September 30,
	2008	Income		Loss	Net	Level 3	2008
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,207	$(1)		$(41)	$12	$—	$1,177
Residential mortgage backed securities	423	(2)		(5)	(16)	—	400
Commercial mortgage backed securities	4	—		—	(1)	—	3
Asset backed securities	126	—		(2)	(7)	—	117
Other structured investments	2	1		—	(1)	—	2
Total Available-for-Sale: Fixed maturities	1,762	(2	)(1)	(48)	(13)	—	1,699

Other assets	74	21	(2)	—	—	—	95
Future policy benefits	(154)	(159	)(2)	—	(18)	—	(331)
Other liabilities	(4)	(1	)(2)	—	—	—	(5)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at September 30 for the three months then ended:

	2009			2008
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale: Fixed maturities
Residential mortgage backed securities	$27	$(3)	$—	$1	$(3)	$—

Other assets	—	—	—	—	—	21
Future policy benefits	—	—	165	—	—	(158)
Other liabilities	—	—	—	—	—	(1)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

					Purchases,
		Total Gains			Sales,
		(Losses) Included in			Issuances	Transfers
	Balance,			Other	and	In/(Out)		Balance,
	January 1,	Net		Comprehensive	Settlements,	of		September 30,
	2009	Income		Loss	Net	Level 3		2009
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,086	$—		$172	$10	$(61)		$1,207
Residential mortgage backed securities	520	50		103	1,912	—		2,585
Commercial mortgage backed securities	3	—		6	60	—		69
Asset backed securities	95	7		7	27	(9)		127
Other structured investments	9	1		—	—	—		10
Total Available-for-Sale: Fixed maturities	1,713	58	(1)	288	2,009	(70	)(3)	3,998

Other assets	200	(37	)(2)	—	(163)	—		—
Future policy benefits	(1,832)	1,268	(2)	—	(46)	—		(610)

(1)          Represents a $3 million loss included in net realized investment gains (losses) and a $61 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)          Represents three securities with a fair value of $79 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and one security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

					Purchases,
		Total Gains			Sales,
		(Losses) Included in			Issuances	Transfers
	Balance,			Other	and	In/(Out)	Balance,
	January 1,	Net		Comprehensive	Settlements,	of	September 30,
	2008	Income		Loss	Net	Level 3	2008
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$1,271	$(1)		$(73)	$(20)	$—	$1,177
Residential mortgage backed securities	417	(38)		(86)	107	—	400
Commercial mortgage backed securities	5	—		—	(2)	—	3
Asset backed securities	115	1		(10)	11	—	117
Other structured investments	2	3		—	(3)	—	2
Total Available-for-Sale: Fixed maturities	1,810	(35	)(1)	(169)	93	—	1,699

Other assets	280	44	(2)	—	(229)	—	95
Future policy benefits	(158)	(125	)(2)	—	(48)	—	(331)
Other liabilities	—	(1	)(2)	—	(4)	—	(5)

(1)          Represents a $41 million loss included in net realized investment gains (losses) and a $6 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at September 30 for the nine months then ended:

	2009			2008
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale: Fixed maturities
Corporate debt securities	$—	$—	$—	$1	$—	$—
Residential mortgage backed securities	57	(30)	—	1	(40)	—
Asset backed securities	1	—	—	1	—	—
Total Available-for-Sale: Fixed maturities	58	(30)	—	3	(40)	—

Other assets	—	—	—	—	—	22
Future policy benefits	—	—	1,244	—	—	(123)
Other liabilities	—	—	—	—	—	(1)

During the reporting periods, there were no material assets or liabilities measured at fair value on a non-recurring basis.

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included in the table above with balances of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2009
	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,570	$2,480
Policy loans	714	794
Other investments	239	256

Financial Liabilities
Future policy benefits	$15,517	$15,429
Separate account liabilities	401	401

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Policy loans

The fair value of policy loans is determined using discounted cash flows.

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

9.     Derivatives and Hedging Activities

Derivative instruments enable RiverSource Life to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. RiverSource Life primarily enters into derivative agreements for risk management purposes related to RiverSource Life’s products.

RiverSource Life uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product at September 30, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset	Balance Sheet Location	Liability
		(in millions)		(in millions)
Interest rate contracts
GMWB and GMAB	Other assets	$240	Other liabilities	$231

Equity contracts
GMWB and GMAB	Other assets	572	Other liabilities	399
GMDB		—	Other liabilities	1
Equity indexed annuities	Other assets	2		—
Equity indexed annuities embedded derivatives		—	Future policy benefits	13

Other
GMWB and GMAB embedded derivatives(1)		—	Future policy benefits	610
Total		$814		$1,254

(1)         The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See Note 8 for additional information regarding RiverSource Life’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$63	$(322)

Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(266)	(1,078)
GMDB	Benefits, claims, losses and settlement expenses	(7)	(7)
Equity indexed annuities	Interest credited to fixed accounts	3	1
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	2	3

Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	149	1,222
Total		$(56)	$(181)

RiverSource Life holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity and interest rate risk related to various RiverSource Life products.

The majority of RiverSource Life’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. RiverSource Life economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. In the third quarter of 2009, RiverSource Life entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.  At September 30, 2009, the gross notional amount of these contracts was $37.2 billion and $75 million for RiverSource Life’s GMWB and GMAB provisions and GMDB provisions, respectively. The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments RiverSource Life is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2009(1)	$(55)	$3
2010	(189)	5
2011	(181)	4
2012	(165)	3
2013	(153)	2
2014-2023	(511)	5

(1)   2009 amounts represent the amounts payable and receivable for the period from October 1, 2009 to December 31, 2009.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by RiverSource Life related to equity indexed annuities products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, RiverSource Life enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $168 million at September 30, 2009.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives.  In addition, the equity component of the equity indexed annuity product obligations is also considered an embedded derivative.  As captured in the tables above, embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings.  As noted above, RiverSource Life uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

RiverSource Life has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges. RiverSource Life reclassifies these amounts into income as the forecasted transactions impact earnings. During the nine months ended September 30, 2009, RiverSource Life held no derivatives that were designated as cash flow hedges. The following table shows the impact of its previously designated cash flow hedges on the Consolidated Statements of Income:

	Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives designated as hedging instruments	from Accumulated Other Comprehensive Income into Income	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		(in millions)
Cash flow hedges
Fixed annuity products	Net investment income	$(2)	$(5)

At September 30, 2009, RiverSource Life expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately. No hedge relationships were discontinued during the nine months ended September 30, 2009 due to forecasted transactions no longer expected to occur according to the original hedge strategy.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 10 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with RiverSource Life’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, RiverSource Life has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of September 30, 2009, RiverSource Life held $205 million in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral RiverSource Life is obligated to return to counterparties.  As of September 30, 2009, RiverSource Life’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $55 million.

Certain of RiverSource Life’s derivative instruments contain provisions that adjust the level of collateral RiverSource Life is required to post based on RiverSource Life’s financial strength rating (or based on the debt rating of RiverSource Life’s parent, Ameriprise Financial). Additionally, certain of RiverSource Life’s derivative contracts contain provisions that allow

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the counterparty to terminate the contract if RiverSource Life does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, RiverSource Life’s counterparty could require immediate settlement of any net liability position. At September 30, 2009, the aggregate fair value of all derivative instruments containing such credit risk features was $75 million. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2009 was $43 million. If the credit risk features of derivative contracts that were in a net liability position at September 30, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $32 million.

10.       Income Taxes

RiverSource Life’s effective tax rates were 25% and 24% for the three and nine months ended September 30, 2009, respectively. RiverSource Life’s effective tax rates were (40)% and (9)% for the three and nine months ended September 30, 2008, respectively. The increase in the effective tax rates primarily reflects the impact of a $39 million tax benefit related to changes in the status of current audits for the nine months ended September 30, 2008 and an increase in pretax income relative to a decrease of tax advantaged items, including the dividends received deduction for the three and nine months ended September 30, 2009.

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

Additionally, RiverSource Life has net operating loss carryforwards of $22 million which will expire beginning December 31, 2025 as well as tax credit carryforwards of $143 million which will expire beginning December 31, 2025.   Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets. Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2009 and December 31, 2008.

As of September 30, 2009 and December 31, 2008, RiverSource Life had $78 million and $89 million of gross unrecognized tax expense, respectively.  If recognized, approximately $48 million and $30 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2009 and December 31, 2008, respectively, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of $1 million in interest and penalties for the nine months ended September 30, 2009.  As of September 30, 2009 and December 31, 2008, RiverSource Life had a receivable of $16 million and $15 million, respectively, related to the accrual of interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   However, there are a number of open audits and quantification of a range cannot be made at this time.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of RiverSource Life’s income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009. However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2008, the IRS commenced an examination of RiverSource Life’s U.S. income tax returns for 2005 through 2007.  RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

12.       Variable Interest Entities

RiverSource Tax Adv. Inv., a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RiverSource Tax Adv. Inv.’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values. RiverSource Tax Adv. Inv. has no obligation to provide further financial or other support to the affordable housing partnerships nor has RiverSource Tax Adv. Inv. provided any additional support to the affordable housing partnerships. RiverSource Life had no liabilities recorded as of September 30, 2009 and December 31, 2008 related to the affordable housing partnerships.

RiverSource Tax Adv. Inv. is a limited partner in affordable housing partnerships which qualify for government sponsored low income housing tax credit programs. In most cases, RiverSource Tax Adv. Inv. has less than 50% interest in the partnerships sharing in benefits and risks with other limited partners in proportion to RiverSource Tax Adv. Inv.’s ownership interest. In the limited cases in which RiverSource Tax Adv. Inv. has a greater than 50% interest in affordable housing partnerships, it was determined that the relationship with the general partner is an agent relationship and the general partner was most closely related to the partnership as it is the key decision maker and controls the operations. The carrying values are reflected in trading securities and other investments and were $33 million and $54 million as of September 30, 2009 and December 31, 2008, respectively.

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

Critical Accounting Policies

Valuation of Investments

Effective January 1, 2009, RiverSource Life early adopted an accounting standard that significantly changed RiverSource Life’s accounting policy regarding the timing and amount of other-than temporary impairments for Available-for-Sale securities.  For information regarding the changes to RiverSource Life’s accounting policy, see Note 3 to the Consolidated Financial Statements.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. RiverSource Life typically uses a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  For the nine months ended September 30, 2009, management elected to follow the mean reversion guideline, decreasing near-term equity asset growth rates to reflect the positive market on a year-to-date basis.  At recent equity market levels, increasing the annualized equity market return projected during the five-year mean reversion period by 100 basis points reduces DAC amortization and other impacted expenses by $15 — $20 million after tax.

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

Results of Operations for the Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

The following table presents RiverSource Life’s results of operations for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Premiums	$331	$324	$7	2%
Net investment income	1,123	939	184	20
Policy and contract charges	828	1,054	(226)	(21)
Other revenue	165	205	(40)	(20)
Net realized investment gains (losses)	42	(229)	271	NM
Total revenues	2,489	2,293	196	9

Benefits and expenses
Benefits, claims, losses and settlement expenses	623	455	168	37
Interest credited to fixed accounts	674	588	86	15
Amortization of deferred acquisition costs	42	483	(441)	(91)
Other insurance and operating expenses	420	487	(67)	(14)
Total benefits and expenses	1,759	2,013	(254)	(13)
Pretax income	730	280	450	NM
Income tax provision (benefit)	176	(26)	202	NM
Net income	$554	$306	$248	81%

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains before impairment losses on securities	$102
Total other-than-temporary impairment losses on securities	(48)
Portion of loss recognized in other comprehensive income	(12)
Net impairment losses recognized in net realized investment gains (losses)	(60)
Net realized investment gains (losses)	$42

NM  Not Meaningful.

Overview

Consolidated net income was $554 million for the nine months ended September 30, 2009 compared to $306 million for the nine months ended September 30, 2008, an increase of $248 million or 81%.  Pretax income increased $450 million to $730 million for the nine months ended September 30, 2009 from $280 million for the nine months ended September 30, 2008. The increase was primarily driven by an increase in net realized investment gains compared to net realized investment losses in the prior year period and a decrease in amortization of DAC.  These increases to net income were partially offset by a decrease in policy and contract charges and an increase in benefits, claims, losses and settlement expenses.

In the third quarter of 2009, the annual valuation assumptions review resulted in a net pretax benefit of $134 million consisting of a decrease in expenses primarily from updating product mortality assumptions for certain life insurance products and from the impact of updating product spreads and expense assumptions partially offset by a decrease in revenues related to the reinsurance impacts from updating product mortality assumptions.  In the third quarter of 2008, the valuation assumptions review and the valuation system conversion resulted in a net pretax benefit of $106 million consisting of a decrease in expenses primarily from updating product mortality and expense assumptions for certain life insurance products and from updating fund mix and policyholder behavior assumptions for variable annuities with guaranteed benefits.  The valuation system conversion also resulted in an increase in revenue primarily from improved modeling of the expected value of existing reinsurance agreements and a decrease in expense from modeling annuity amortization periods at the individual policy level.

Also included in the results for the nine months ended September 30, 2009 and 2008 was a $26 million benefit pretax and an $82 million pretax expense, respectively, resulting from the impact of markets on DAC and DSIC.

The total pretax impacts on RiverSource Life’s revenues and expenses attributable to the review of valuation assumptions and the impact of markets for the nine months ended September 30, 2009 were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
	(in millions)
Review of valuation assumptions	$—	$(65)	$80	$119	$—	$134
Market impacts	—	—	4	22	—	26
Total	$—	$(65)	$84	$141	$—	$160

The total pretax impacts on RiverSource Life’s revenues and expenses attributable to the review of valuation assumptions, the valuation system conversion and the impact of markets for the nine months ended September 30, 2008 were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
	(in millions)
Review of valuation assumptions and valuation system conversion	$2	$95	$89	$(81)	$1	$106
Market impacts	—	—	(9)	(73)	—	(82)
Total	$2	$95	$80	$(154)	$1	$24

Revenues

Total revenues increased $196 million or 9% to $2.5 billion for the nine months ended September 30, 2009.

Net investment income increased $184 million or 20% to $1.1 billion for the nine months ended September 30, 2009.  The increase is due to higher invested asset levels due to fixed annuity net inflows as well as higher yields on longer term investments.

Policy and contract charges decreased $226 million or 21% to $828 million for the nine months ended September 30, 2009 primarily due to a $65 million expense from updating valuation assumptions in the third quarter of 2009 compared to a benefit of $95 million from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008.  The decrease also reflects decreased separate account fee revenue as a result of the decrease in average separate account assets. Average separate account assets decreased $11.1 billion or 20% from the prior year period primarily due to equity market declines partially offset by net inflows.

Other revenue decreased $40 million or 20% to $165 million for the nine months ended September 30, 2009 reflecting lower marketing support and administrative fees due to lower average underlying separate account asset values.

Net realized investment gains were $42 million for the nine months ended September 30, 2009 compared to net realized investment losses of $229 million for the nine months ended September 30, 2008.  In the nine months ended September 30, 2009, net realized gains from sales of Available-for-Sale securities were $112 million and other-than-temporary impairments recognized in earnings were $60 million. In the nine months ended September 30, 2009, the reserves on commercial mortgage loans increased by $9 million.  In the nine months ended September 30, 2008, net realized gains from sales of securities were $8 million and other-than-temporary impairments recognized in earnings were $237 million.

Benefits and Expenses

Total benefits and expenses decreased $254 million or 13% to $1.8 billion for the nine months ended September 30, 2009.   This decrease is primarily due to a decrease in DAC amortization, partially offset by increases in benefits, claims, losses and settlement expenses and interest credited to fixed accounts.

Benefits, claims, losses and settlement expenses increased $168 million or 37% to $623 million for the nine months ended September 30, 2009 compared to $455 million for the nine months ended September 30, 2008, driven by an increase in expenses from variable annuity living benefit guarantees.  Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2009 were impacted by $136 million in variable annuity living benefit expenses, net of hedges and DSIC, which included $517 million in expenses from the non-cash impact of the nonperformance spread on the fair value of living benefit liabilities.  Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2008 included a $32 million benefit related to variable annuity guaranteed living benefits, net of hedges, of which $140 million of benefit was related to the nonperformance spread.  Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2009 included an $80 million benefit related to updating valuation assumptions compared to a benefit of $89 million in the prior year period from updating valuation assumptions and converting to a new valuation system.  The impact of higher policyholder account balances as a result of equity and fixed income market performance for the nine months ended September 30, 2009 decreased DSIC amortization by $4 million compared to an expense of $9 million for the prior year period.

Interest credited to fixed accounts increased $86 million or 15% to $674 million for the nine months ended September 30, 2009 primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year period.  Average fixed annuities contract accumulation values increased $1.8 billion, or 15% compared to the prior year period. The average fixed annuity crediting rate excluding capitalized interest increased to 4.0% in the 2009 period compared to 3.7% in the prior year period.

Amortization of DAC decreased $441 million or 91% to $42 million for the nine months ended September 30, 2009 compared to the prior year period. This decrease included a $119 million benefit from updating valuation assumptions in the third quarter of 2009 compared to an expense of $81 million from updating valuation assumptions and converting to a new valuation system in the prior year period.  In addition, DAC amortization for the 2009 period included a benefit of $113 million offsetting higher variable annuity benefit expenses compared to a $15 million expense in the prior year period.  The impact of higher policyholder account balances as a result of equity and fixed income market performance decreased DAC amortization by $22 million in the first nine months of 2009 compared to an expense of $73 million in the first nine months of 2008.

Other insurance and operating expenses decreased $67 million or 14% to $420 million for the nine months ended September 30, 2009 primarily due to decreased sales and marketing expenses and lower corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 24% for the nine months ended September 30, 2009, compared to (9%) for the nine months ended September 30, 2008.  The increase in the effective tax rate primarily reflects the impact of a $39 million tax benefit related to changes in the status of current audits for the nine months ended September 30, 2008 and an increase in pretax income relative to a decrease of tax advantaged items, including the dividends received deduction for the nine months ended September 30, 2009.

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

Market Risk

Equity market and interest rate fluctuations can have a significant impact on RiverSource Life’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its annuities and universal life (“UL”) insurance products, the value of DAC and DSIC, assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with its variable annuities and the values of derivatives held to hedge these benefits.

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

The tables below show RiverSource Life’s estimate of the pretax impacts on income from these hypothetical market movements, net of hedging as of September 30, 2009.

Equity Market Exposure to Pretax Income

Equity Market Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(52)	$—	$(52)
DAC and DSIC amortization(1)	(149)	—	(149)
Variable annuity riders:
GMDB and GMIB	(63)	3	(60)
GMWB	(104)	108	4
GMAB	(32)	20	(12)
DAC and DSIC amortization(2)	N/A	N/A	(2)
Total variable annuity riders	(199)	131	(70)
Equity indexed annuities	1	(1)	—
Total	$(399)	$130	$(271)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(13)	$—	$(13)
Variable annuity riders:
GMWB	214	(313)	(99)
GMAB	41	(14)	27
DAC and DSIC amortization(2)	N/A	N/A	22
Total variable annuity riders	255	(327)	(50)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	(9)	—	(9)
Total	$233	$(327)	$(72)

N/A	Not Applicable.
(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.
(2)	Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

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

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with key policyholder behavior assumptions loaded to provide risk margins and with discount rates increased to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. Management has elected to hedge based on best estimate policyholder assumptions and explicitly does not hedge nonperformance spread risk. Net impacts shown in the above table from GMDB and GMIB reflect the fact that these guaranteed benefits are primarily retained by RiverSource Life and not hedged.  In the third quarter of 2009, RiverSource Life entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.

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

RiverSource Life manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, RiverSource Life regularly evaluates their financial strength during the terms of the treaties. As of September 30, 2009, RiverSource Life’s largest reinsurance credit risk is related to a long term care coinsurance treaty with a life insurance subsidiary of Genworth Financial, Inc.

Fair Value Measurements

RiverSource Life reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  GAAP does not require the use of market prices that are the result of a forced liquidation or distressed sale.  RiverSource Life includes actual market prices or observable inputs in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. RiverSource Life validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

Inactive Markets

Through RiverSource Life’s own experience transacting in the marketplace and through discussions with its pricing vendors, RiverSource Life believes that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in RiverSource Life applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services).  RiverSource Life considers market observable yields for other asset classes of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for the fair value of these securities at September 30, 2009 ranged from 11% to 22%.

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

The following table presents, as of September 30, 2009, RiverSource Life’s non-agency residential mortgage backed and asset backed securities backed by subprime, Alt-A or prime mortgage loans by credit rating and vintage year (in millions):

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subprime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	3	3	7	2	—	—	—	—	—	—	10	5
2005	37	34	12	6	8	7	—	—	19	11	76	58
2006	1	1	7	6	—	—	6	5	—	—	14	12
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	7	6	—	—	—	—	—	—	7	6
Total Subprime	$41	$38	$33	$20	$8	$7	$6	$5	$19	$11	$107	$81

Alt-A
2003 & prior	$16	$16	$—	$—	$—	$—	$—	$—	$—	$—	$16	$16
2004	7	7	60	53	5	3	—	—	18	9	90	72
2005	5	3	39	21	33	18	6	3	184	123	267	168
2006	—	—	—	—	—	—	—	—	14	8	14	8
2007	—	—	—	—	—	—	—	—	30	16	30	16
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$28	$26	$99	$74	$38	$21	$6	$3	$246	$156	$417	$280

Prime
2003 & prior	$143	$141	$—	$—	$—	$—	$—	$—	$—	$—	$143	$141
2004	23	24	13	14	29	27	—	—	—	—	65	65
2005	13	16	37	42	73	70	32	26	93	40	248	194
2006	22	24	—	—	6	3	36	35	—	—	64	62
2007	33	34	—	—	—	—	—	—	15	12	48	46
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,702	1,798	—	—	—	—	—	—	—	—	1,702	1,798
Total Prime	$1,936	$2,037	$50	$56	$108	$100	$68	$61	$108	$52	$2,270	$2,306
Grand Total	$2,005	$2,101	$182	$150	$154	$128	$80	$69	$373	$219	$2,794	$2,667

(1)    Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. All senior bonds are rated AAA by Moody’s Investors Service, Standard & Poor’s Rating Services or Fitch Ratings Ltd. RiverSource Life did not have any exposure to subordinate tranches as of September 30, 2009.

Fair Value of Liabilities and Nonperformance Risk

GAAP also requires companies to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, RiverSource Life adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of RiverSource Life not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2009. As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $40 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2009 credit spreads.

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

In July 2009, Ameriprise Financial, as the lender, entered into an $800 million revolving credit agreement with RiverSource Life Insurance Company, as the borrower. As of September 30, 2009, the outstanding balance under this agreement was $500 million.  See Note 7 to the Consolidated Financial Statements for additional information regarding this new credit agreement.

In March 2009, RiverSource Life Insurance Company became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  As of September 30, 2009, there have been no borrowings from the FHLB of Des Moines.  The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

There were no dividends paid to Ameriprise Financial during the nine months ended September 30, 2009.  On March 26, June 25 and September 25, 2008, RiverSource Life paid cash dividends of $125 million, $275 million and $375 million, respectively, to Ameriprise Financial.  On June 25 and September 25, 2008, RiverSource Life of NY paid cash dividends of $27 million and $50 million, respectively, to RiverSource Life Insurance Company.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital as of (a)		Regulatory Capital Requirement(b)
	September 30, 2009	December 31, 2008	December 31, 2008
	(in millions)
RiverSource Life Insurance Company	$2,925	$2,722	$551
RiverSource Life Insurance Co. of New York	247	229	58

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

•                  RiverSource Life’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings, as well as the opinions of rating organizations and other analysts or RiverSource Life’s regulators, distributors or policyholders and contractholders in response to any change or prospect of change in any such opinion;

•                  risks of default by issuers or guarantors of investments RiverSource Life owns or by counterparties to hedge derivative, insurance or reinsurance arrangements, experience deviations from RiverSource Life’s assumptions regarding such risks and the evaluations or the prospect of changes in evaluations of any such third parties published by rating organizations or other analysts;

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

•                  changes in capital requirements that may be indicated, required or advised by regulators or rating organizations;

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

RiverSource Life’s management, with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2009.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: November 3, 2009	By	/s/ Timothy V. Bechtold
Timothy V. Bechtold
President

Date: November 3, 2009	By	/s/ Brian J. McGrane
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