Form 10-K
period 2009-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2010-02-24
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [Not Applicable]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2010
Common Stock (par value $30 per share)	100,000 shares

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

On December 31, 2008, Ameriprise Financial contributed all of the issued and outstanding shares of RiverSource Tax Advantaged Investments, Inc. (“RTA”) to RiverSource Life Insurance Company.  RTA is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments.

RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-K as “RiverSource Life”.

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

Annuities: Product Features and Risks

RiverSource Life offers both deferred variable and fixed annuities to a broad range of consumers through its affiliated retail broker-dealer and through third party banks and broker dealers, such as Wachovia Securities, Inc., SunTrust Securities, Inc. and Wells Fargo Securities, Inc.  As of December 31, 2009, RiverSource Life had distribution agreements for annuity products in place with more than 120 third party distributors, with annual cash sales of $2.1 billion in 2009.  Deferred variable and fixed annuities are products where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. RiverSource Life also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.

RiverSource Life is one of the largest issuers of annuities in the United States.  RiverSource Life ranked ninth in variable annuity sales (according to the LIMRA International® survey dated September 30, 2009, the most recent report available).  RiverSource Life had annuity cash sales in 2009 of $9.3 billion compared to $9.2 billion for 2008.  The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets.  In times of weak performance in equity markets, fixed sales are generally stronger.  In times of superior performance in equity markets, variable sales are generally stronger.  The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice.  Investment options may include RiverSource Variable Series Trust funds as well as variable product funds of other companies.  Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2009.

RiverSource Life’s Portfolio Navigator asset allocation program is available under its variable annuities. The Portfolio Navigator program is designed to help a contract purchaser select an asset allocation model portfolio from the choices available under the program, based on the purchaser’s stated investment time horizon, risk tolerance and investment goals. RiverSource Life believes the benefits of the Portfolio Navigator asset allocation program include a well-diversified annuity portfolio, disciplined, professionally created asset allocation models, simplicity and ease of use, access to multiple well-known money managers within each model portfolio and automatic rebalancing of the client’s contract value on a quarterly basis. RiverSource Investments, LLC, RiverSource Life’s investment manager, designs and periodically updates the model portfolios based on recommendations from Morningstar Associates, an unaffiliated investment advisor.

The majority of the variable annuity contracts RiverSource Life issues include guaranteed minimum death benefit (“GMDB”) provisions. Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions.  Approximately 98% of RiverSource Life’s overall variable annuity assets include a GMDB provision and approximately 40% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB provision.  In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

RiverSource Life’s largest-selling variable annuities are the RiverSource® Retirement Advisor Plus 4 series of variable annuities, which include the RiverSource Retirement Advisor 4 Advantage® variable annuity and the RiverSource Retirement Advisor 4 Select® variable annuity (collectively, the “Retirement Advisor 4 Variable Annuities”).  Under the Retirement Advisor 4 Variable Annuities, the standard GMDB provides that if the contractholder is age 75 or younger on the date the contract is issued, the beneficiary will receive the greater of (i) contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) purchase payments minus adjusted partial surrenders.  If the contractholder is age 76 or older at contract issue, the beneficiary will receive the contract value, less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees.

The following additional optional GMDBs are also available for an additional charge:

•                  A return of purchase payment death benefit for RiverSource Retirement Advisor 4 Advantage variable annuity contractholders age 76 or older at contract issue.  This rider adds the return of purchase payments less adjusted partial surrenders to the standard death benefit.

•                  A maximum anniversary value death benefit or a five-year maximum anniversary value death benefit.  These death benefit riders guarantee to pay the beneficiary the maximum account value on any contract anniversary or any fifth contract anniversary, plus subsequent purchase payments less adjusted partial surrenders.

•                  An enhanced earnings death benefit or an enhanced earnings plus death benefit.  These riders are intended to provide additional benefits to offset expenses after the contractholder’s death.

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

Certain variable annuity contracts contain a guaranteed minimum income benefit (“GMIB”) feature which, after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates.  In 2007, RiverSource Life ceased offering contracts with GMIB provisions.

RiverSource Life earns fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional features elected by the contractholder and any surrender or withdrawal charges.

The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefit provisions (see “General and Separate Account Assets — General Account” below).  As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support.  RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline, as evidenced by the significant decline experienced in 2008 and early 2009.  For a discussion of liabilities related to RiverSource Life’s annuity products, see Note 2 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.5% to 5.0% as of December 31, 2009.  New contracts issued provide guaranteed minimum interest rates in compliance with state laws providing for indexed guaranteed rates.

Insurance: Product Features and Risks

RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  RiverSource Life also offers a chronic care rider, AdvanceSource, on its new permanent insurance products.  This rider allows its policyholder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.

RiverSource Life’s sales of individual life insurance in 2009, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 39% variable universal life, 53% fixed universal life and 8% traditional life.  RiverSource Life issues only non-participating life insurance policies, which do not pay dividends to policyholders from the insurers’ earnings. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is critical for RiverSource Life to mitigate this risk.

Variable Universal Life Insurance

RiverSource Life is a leader in variable universal life insurance.  Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.  Investment options may include RiverSource Variable Series Trust funds as well as variable product funds of other companies.  Most variable universal life insurance products in force offered a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% as of December 31, 2009.  RiverSource Life Insurance Company ranked fifth in sales of variable universal life based on total premiums (according to the Tillinghast-Towers Perrin’s Value Survey, dated September 30, 2009, the most recent report available).  RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges.

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate.  The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates.  Fixed universal life insurance products in force provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% as of December 31, 2009.

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

Disability Income Insurance

DI insurance provides monthly benefits to individuals who are unable to earn income either at their occupation at time of disability (“own occupation”) or at any suitable occupation (“any occupation”) for premium payments that are guaranteed not to change.  Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose “own occupation” and “any occupation” coverage for varying benefit periods.  In some states, applicants may also choose various benefit provisions to help them integrate individual DI insurance benefits with social security or similar benefit plans and to help them protect their DI insurance benefits from the risk of inflation.  RiverSource Life was ranked as the eighth largest provider of individual (non-cancelable) DI insurance based on premiums (according to the LIMRA International® survey dated September 30, 2009, the most recent report available).

Long Term Care Insurance

As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance.  Although new product sales were discontinued in the fourth quarter of 2002, RiverSource Life generally retained 50% of the risk on existing contracts and ceded the remaining 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”).

In 2004, RiverSource Life Insurance Company and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity LTC insurance policies.  Implementation of these rate increases began in early 2005 and continues.  So far, approvals have been received for some or all requested increases in 50 states, with an average approved cumulative rate increase of 62.2% of premium on all such policies where an increase was requested.

In 2007, RiverSource Life Insurance Company and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement LTC insurance policies.  Implementation of these rate increases began in late 2007 and continues. So far, approvals have been received for some or all requested increases in 46 states, with an average approved cumulative rate increase of 15.4% of premium on all such policies where an increase was requested.

RiverSource Life may seek additional rate increases with respect to these and other existing blocks of LTC insurance policies, subject to regulatory approval.

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

RiverSource Life has the discretion to set the rate of interest credited to contractholders’ accounts subject to each contract’s guaranteed minimum interest crediting rate.  As of December 31, 2009, this rate varied among fixed accounts and was as low as 1.5% and as high as 8.4%.  To the extent the yield on RiverSource Life’s invested general account asset portfolio declines below its target spread plus the minimum guarantee, RiverSource Life’s profitability would be negatively affected.

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

RiverSource Life receives payments from its affiliate, RiverSource Investments, LLC, for providing certain sponsor and related servicing activity for the RiverSource Variable Series Trust funds which are available as investment options under the variable annuity and life insurance products.  RiverSource Life also receives revenues from assets allocated to subaccounts investing in RiverSource Variable Series Trust funds.  These revenues include shareholder services payments as well as payments for marketing, administrative services, training and other services provided by RiverSource Life.

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

The instability and decline in global financial markets experienced during 2008 and 2009 and through the present time have resulted in an unprecedented amount of government intervention in financial markets, including direct investment in financial institutions.  Governments and regulators in the U.S. and abroad are considering or have implemented new and more expansive laws and regulations which may directly impact RiverSource Life’s businesses.  Additional discussion of potential risks arising from enactment of new regulations can be found in Item 1A of this Annual Report on Form 10-K — “Risk Factors.”

Financial Strength Ratings

RiverSource Life Insurance Company receives ratings from independent rating agencies.  Ratings are important to maintain public confidence in RiverSource Life.  Lowering of RiverSource Life’s ratings could have a material adverse affect on its ability to market its products and could lead to increased surrenders of its products.  Rating agencies evaluate the financial soundness and claims-paying ability of insurance companies continually, and base their ratings on a number of different factors, including market position in core products and market segments, risk-adjusted capitalization and the quality of investment portfolios.

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

RiverSource Life Insurance Company’s claims-paying ability is currently rated “A+” (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated “Aa3” (Excellent) by Moody’s Investors Service, “AA-” (Very Strong) by Fitch Ratings Ltd., and “AA-” (Very Strong) by Standard & Poor’s Ratings Services.

Generally, RiverSource Life of NY does not receive an individual rating, but receives the same rating as RiverSource Life Insurance Company.

Reinsurance

RiverSource Life reinsures a portion of the insurance risks associated with its life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies.  RiverSource Life uses reinsurance in order to limit losses, reduce exposure to large risks and provide additional capacity for future growth.  To manage exposure to losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties.  RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.

Generally, RiverSource Life reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products.  As a result, RiverSource Life typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations.  RiverSource Life began reinsuring risks at this level during 2001 (2002 for RiverSource Life of NY) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by RiverSource Life is $1.5 million (increased from $750,000 during 2008) on a single life and $1.5 million on any flexible premium survivorship life policy.  As a result of the increase in single life retention during 2008, RiverSource Life is in the process of recapturing some older blocks of business representing less than 1% of current reinsured life insurance risk.  Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing LTC policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to Genworth. As of December 31, 2009, RiverSource Life’s credit exposure to Genworth under this reinsurance arrangement was approximately $1.3 billion under U.S. generally accepted accounting principles (“GAAP”) and $1.8 billion under statutory accounting principles. Genworth also serves as claims administrator for RiverSource Life’s LTC policies.

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

In addition, RiverSource Life assumes life insurance and fixed annuity risk under reinsurance arrangements with unaffiliated insurance companies.  As of December 31, 2009, the amount related to assumed reinsurance arrangements was $667 million under GAAP and $678 million under statutory accounting principles.

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

At December 31, 2009, RiverSource Life Insurance Company’s company action level RBC was $803 million, and the corresponding total adjusted capital was $3.5 billion, which represents 430% of company action level RBC.

At December 31, 2009, RiverSource Life of NY’s company action level RBC was $44 million, and the corresponding total adjusted capital was $286 million, which represents 653% of company action level RBC.

As described above, RiverSource Life Insurance Company and RiverSource Life of NY maintain capital well in excess of the company action level RBC requirement.

ITEM 1A.	RISK FACTORS

RiverSource Life’s operations and financial results are subject to various risks and uncertainties, including those described below, that could have a material adverse effect on RiverSource Life’s business, financial condition or results of operations.  Based on the information currently known, RiverSource Life believes that the following information identifies the most material factors affecting RiverSource Life. However, the risks and uncertainties RiverSource Life faces are not limited to those described below. Additional risks and uncertainties not presently known to RiverSource Life or which are currently believed to be immaterial may also adversely affect RiverSource Life’s business.

Risks Relating to RiverSource Life’s Business

RiverSource Life’s financial condition and results of operations may be adversely affected by market fluctuations, interest rate fluctuations and by economic and other factors.

RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations, interest rate fluctuations and economic and other factors.  Many factors of a global or localized nature include: political, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism events and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies.  In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s businesses.  Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business. RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations, and its future costs associated with such variations may differ from its historical costs.  In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products.  Although RiverSource Life typically hedges against such fluctuations, a significant change in interest rates could have a material adverse impact on RiverSource Life’s results of operations.

Although U.S. and global capital markets demonstrated signs of improvement and stabilization in the second half of 2009, current market conditions remain precarious and any further declines or volatility in U.S. and global market conditions could impact RiverSource Life’s business.  RiverSource Life’s business has been and in the future may be adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the United States and global economies generally. In addition, since the second half of 2007, difficulties in the mortgage and broader capital markets in the U.S. and elsewhere, coupled with the repricing of credit risk, have created extremely difficult and uncertain market conditions.

During periods of increasing market interest rates, RiverSource Life must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance and fixed annuities to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates and RiverSource Life must increase crediting rates on in force products, RiverSource Life may have to accept a lower “spread,” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business.  Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life’s investment assets.  These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life’s financial condition and results of operations.  An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which would increase its expenses and reduce its net income.

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

Significant downturns and volatility in equity markets have had and could continue to have an adverse effect on RiverSource Life’s financial condition and results of operations. Market downturns and volatility may cause, and have caused, potential new purchasers to refrain from purchasing RiverSource Life’s variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns may also cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products.

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

A significant market decline in equity price levels could also result in guaranteed minimum benefits under GMDB and GMIB provisions being higher than current account values, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.  RiverSource Life does not currently hedge or reinsure GMIB or a significant portion of GMDB provisions.

Adverse capital and credit market conditions may significantly affect RiverSource Life’s ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets continue to experience varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  RiverSource Life needs liquidity to pay contractholder and policyholder claims and benefits as well as operating expenses.  Without sufficient liquidity, RiverSource Life could be required to curtail its operations, and its business would suffer.

RiverSource Life maintains a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and claims payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may need to rely on financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing will depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, as well as the possibility that customers or potential third party lenders could develop a negative perception of RiverSource Life’s long- or short-term financial prospects if it incurs large investment losses or if the level of its business activity decreases due to a market downturn. Similarly, RiverSource Life’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against it.  Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with applicable regulations and may be subject to the prior approval of state insurance regulators.

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

RiverSource Life has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers and other investment funds and other institutions. The operations of U.S. and global financial services institutions are highly interconnected and a decline in the financial condition of one or more financial services institutions may expose RiverSource Life to credit losses or defaults, limit access to liquidity or otherwise disrupt the operations of RiverSource Life’s business.

Many transactions with and investments in the products and securities of other financial institutions expose RiverSource Life to credit risk in the event of default of its counterparty. In addition, with respect to secured transactions, RiverSource Life’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. RiverSource Life also has exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions, (including with respect to derivatives hedging its exposure on variable annuity contracts with guaranteed benefits), reinsurance and underwriting arrangements and equity investments.  There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact RiverSource Life’s business and results of operations. Downgrades in the credit or financial strength ratings assigned to the counterparties with whom RiverSource Life transacts could create the perception that its financial condition will be adversely impacted as a result of potential future defaults by such counterparties.  Additionally, RiverSource Life could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions.

The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds.

RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations.

Third-party defaults, bankruptcy filings, legal actions and other events may limit the value of or restrict RiverSource Life’s access to cash and investments.

Capital and credit market volatility can exacerbate, and has exacerbated the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict RiverSource Life’s access to cash and investments.

Governmental initiatives intended to address capital market and general economic conditions may not be effective and may give rise to additional requirements for RiverSource Life’s business, including enhanced oversight, new capital requirements, additional fees and taxes or other regulations, that could materially impact its financial condition, results of operations and liquidity in ways that it cannot predict.

Recent economic conditions have caused the U.S. federal government, Federal Reserve and other U.S. governmental and regulatory bodies to take or to consider taking legislative and regulatory actions designed to address the financial crisis and to mitigate against the risk of similar crises going forward.  In 2009, the U.S. Senate and House of Representatives passed various forms of legislation setting forth a comprehensive plan for regulatory reform in the financial industry. While such legislation has not been finalized, these plans contemplate significant structural reforms, including heightened governmental powers to regulate risk across the financial system and the creation of a new consumer financial protection agency. The legislation also calls for increased substantive regulation of the financial industry, including heightened regulation of large financial institutions whose combination of size, leverage, and interconnectedness could, upon the failure of such an institution, pose a threat to financial stability, expanded regulation over credit ratings agencies and derivatives and securitization markets, effective increases in regulatory capital requirements, and various corporate governance initiatives. In addition, specific taxes targeted at larger financial institutions have been proposed that could increase RiverSource Life’s costs and reduce its earnings. There can be no assurance as to whether or when any of the parts of the proposed financial reform plans will be enacted into legislation, and if adopted, what the final provisions of such legislation will be.

This legislation or similar proposals may fail to stabilize the financial markets or the economy generally. Any new legislation or regulatory changes could require RiverSource Life to change certain of its business practices, impose additional costs on RiverSource Life, or otherwise adversely affect RiverSource Life’s business operations, regulatory reporting relationships, financial condition or results of operations.  Consequences may include substantially higher compliance costs as well as material effects on interest rates, which could materially impact RiverSource Life’s investments, results of operations and liquidity in ways that it cannot predict.  In addition, prolonged government support for, and intervention in the management of, private institutions could distort customary and expected commercial behavior on the part of those institutions, adversely impacting RiverSource Life.

In addition, RiverSource Life is subject to extensive laws and regulations that are administered and enforced by a number of different governmental authorities and non-governmental self-regulatory organizations, including state securities and insurance regulators, the SEC, FINRA, the U.S. Department of Justice and state attorneys general.  Financial conditions may prompt, and have prompted, some of these authorities to consider additional regulatory requirements intended to prevent future crises or otherwise assure the stability of institutions under their supervision. These authorities may also seek to exercise their authority in new or more expansive ways and the U.S. government may create additional regulators or materially change the authorities of existing regulators. All of these possibilities, if they occurred, could impact the way RiverSource Life conducts its business and manages its capital, and may require RiverSource Life to satisfy increased capital requirements, which in turn could materially impact its financial condition, results of operations and liquidity.

Defaults in RiverSource Life’s fixed maturity securities portfolio could adversely affect its earnings.

Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2009, 5% of RiverSource Life’s invested assets had ratings below investment-grade.  Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.  Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.

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

In addition, RiverSource Life uses a variety of derivative instruments (including options, forwards and interest rate swaps) with a number of counterparties to hedge business risks.  The amount and breadth of exposure to derivative counterparties, as well as the cost of derivative instruments, have increased significantly in connection with RiverSource Life’s strategies to hedge guaranteed benefit obligations under its variable annuity products.  If RiverSource Life’s counterparties fail to honor their obligations under the derivative instruments in a timely manner, RiverSource Life’s hedges of the related risk will be ineffective. That failure could have a material adverse effect on RiverSource Life’s financial condition and results of operations.  This risk of failure of RiverSource Life’s hedge transactions may be increased by capital market volatility.

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

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of RiverSource Life’s securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within RiverSource Life’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on RiverSource Life’s financial condition or results of operations.

Some of RiverSource Life’s investments are relatively illiquid.

RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, and collateralized debt obligations, among others, all of which are relatively illiquid. These asset classes represented 15% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2009.  If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.

Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively impact RiverSource Life’s ability to maintain or increase its market share and profitability.

RiverSource Life operates in an intensely competitive industry. RiverSource Life competes based on a number of factors including name recognition, service, investment performance, product features, price, perceived financial strength, and claims-paying ratings. RiverSource Life’s competitors include insurers, asset managers and other financial institutions. RiverSource Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or have higher claims-paying ratings than RiverSource Life does.  Some of RiverSource Life’s competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it more difficult for RiverSource Life to introduce new products and services.  Some of RiverSource Life’s competitors’ proprietary products or technology could be similar to its own, and this could result in disputes that could impact RiverSource Life’s financial condition or results of operations.  In addition, over time certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.  This convergence could result in RiverSource Life’s competitors gaining greater resources and RiverSource Life may experience pressures on its pricing and market share as a result of these factors.

Historically, Ameriprise Financial’s branded advisor network (both franchisee advisors and those employed by RiverSource Life’s affiliated broker-dealer selling firm) distributed annuity and insurance products issued almost exclusively (in the case of annuities) or predominantly (in the case of insurance products) by RiverSource Life. The primary exception to this general practice is that the branded advisors who joined Ameriprise Financial in connection with an acquisition continued to offer annuities from competitors as they did prior to the acquisition.  Ameriprise Financial expects they will continue to do so until it harmonizes the competitive products offered by all of its branded advisors, as described below, at which point some of these advisors will offer a more limited number of competitors’ products.  In 2010, Ameriprise Financial plans to begin expanding the offerings available to its branded advisors to include variable annuities issued by a limited number of unaffiliated insurance companies.  As a result of this and further openings of Ameriprise Financial’s branded advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.

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

RiverSource Life’s business is heavily regulated, and changes in legislation or regulation may reduce its profitability and limit its growth.

RiverSource Life operates in a highly regulated industry, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. Insurance regulators have significantly increased the level of regulation in recent years and have several outstanding proposals for additional regulation. Market conditions and recent events could result in increases or changes in current regulations and regulatory structures including higher licensing fees and assessments.  Significant discussion and activity by regulators concerns the sale and suitability of financial products and services to persons planning for retirement, as well as to older investors.  In addition, RiverSource Life is subject to heightened requirements and associated costs and risks relating to privacy and the protection of customer data.  These requirements, costs and risks, as well as possible legislative or regulatory changes, may constrain RiverSource Life’s ability to market its products and services to its target demographic and potential customers, and could negatively impact RiverSource Life’s profitability and make it more difficult for RiverSource Life to pursue its growth strategy.

RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements.  State regulators are continually reviewing and updating these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices.  The NAIC has adopted a change to require principles-based reserves for variable annuities at the end of 2009, and continues to discuss moving to a principles-based reserving system for other insurance and annuity products.  The requirement for principles-based variable annuity reserves, along with a similar risk-based capital requirement adopted previously, may result in statutory reserves and risk-based capital for variable annuities being more sensitive to changes in equity prices and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements.  Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, may have on RiverSource Life or its competitors.

Compliance with applicable laws and regulations is time consuming and personnel-intensive.  Moreover, the evaluation of RiverSource Life’s compliance with these laws and regulations by state insurance regulators, the SEC, and other regulatory organizations is an ongoing feature of RiverSource Life’s business, the outcomes of which may not be foreseeable. Changes in these laws and regulations may materially increase RiverSource Life’s direct and indirect compliance and other expenses of doing business.  Ameriprise Financial’s financial advisors may decide that the direct cost of compliance and the indirect cost of time spent on compliance matters outweigh the benefits of a career as a financial advisor, which could lead to financial advisor attrition. The costs of the compliance requirements RiverSource Life faces, and the constraints they impose on its operations, could have a material adverse effect on RiverSource Life’s financial condition and results of operations.

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

A failure to properly manage conflicts of interest could adversely affect RiverSource Life’s business.

RiverSource Life has to address potential conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between RiverSource Life’s position as a manufacturer of insurance and annuity products and the position of RiverSource Life’s affiliated broker-dealer, the distributor of these products. RiverSource Life and its affiliated entities have procedures and controls in place that are designed to address conflicts of interest. Appropriately dealing with conflicts of interest, however, is complex and difficult and RiverSource Life’s reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest could make RiverSource Life’s clients less willing to enter into transactions in which such a conflict may occur, and could adversely affect RiverSource Life’s business.

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

RiverSource Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations.  Various regulatory and governmental bodies have the authority to review RiverSource Life’s products and business practices and those of its employees and agents and its affiliates’ employees and agents and to bring regulatory or other legal actions against RiverSource Life if, in their view, RiverSource Life’s practices, or those of its employees and agents and its affiliates’ employees and agents, are improper.  Pending legal and regulatory actions include proceedings relating to aspects of RiverSource Life’s business and operations that are specific to it and proceedings that are typical of the industries which it operates.  In or as a result of turbulent times such as those RiverSource Life has experienced, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase. Substantial legal liability in legal or regulatory actions could have a material financial effect or cause significant reputational harm, which in turn could seriously harm its business prospects.

A downgrade or a potential downgrade in RiverSource Life’s financial strength ratings could result in a loss of business and adversely affect its financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in RiverSource Life’s products, the ability to market its products and its competitive position. A downgrade in RiverSource Life’s financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on its financial condition and results of operations in many ways, including:

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

In view of the difficulties experienced recently by RiverSource Life’s competitors, the ratings organizations have heightened the level of scrutiny that they apply and have requested additional information from companies that they rate, and may increase the frequency and scope of their reviews or adjust upward the capital and other requirements employed in the ratings organizations’ models for maintenance of ratings levels.  Ratings organizations may also become subject to tighter laws and regulations governing the rating, which may in turn impact the ratings assigned to insurance companies.

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

RiverSource Life sets prices for its life, DI and LTC insurance and some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, the morbidity rates, or likelihood of sickness, and the mortality rates, or likelihood of death. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. For example, if morbidity rates are higher, or mortality rates are lower, than its pricing assumptions, RiverSource Life could be required to make greater payments under DI insurance policies, chronic care riders and immediate annuity contracts than it had projected.  The same holds true for LTC policies RiverSource Life previously underwrote to the extent of the risks that RiverSource Life has retained.  If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.

The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases subject to regulatory approvals.  As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance.  RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies that it had previously underwritten and by limiting its present LTC insurance offerings to policies underwritten fully by unaffiliated third party insurers, and RiverSource Life has also implemented rate increases on certain in force policies as described in Item 1 of this Annual

Report on Form 10-K — “Business — Insurance: Product Features and Risks — Long Term Care Insurance.”  RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.

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

For RiverSource Life’s LTC insurance and certain universal life insurance policies, actual persistency that is higher than its persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than RiverSource Life assumed, then RiverSource Life could be required to make greater benefit payments than it had anticipated when it priced or partially reinsured these products.  Some of its LTC insurance policies have experienced higher persistency and poorer loss experience than RiverSource Life had assumed, which led it to increase premium rates on certain of these policies.

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

DAC represents the cost of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life, DI and LTC insurance. For annuity and universal life products, DAC is amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business.  For other insurance products, DAC is generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

RiverSource Life’s projections underlying the amortization of DAC requires the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. RiverSource Life periodically reviews and, where appropriate, adjusts its assumptions. When RiverSource Life changes its assumptions, it may be required to accelerate the amortization of DAC or to record a charge to increase benefit reserves.

For more information regarding DAC, see Item 7 in this Annual Report on Form 10-K — “Management’s Narrative Analysis — Critical Accounting Policies — Deferred Acquisition Costs and Deferred Sales Inducement Costs” and “— Recent Accounting Pronouncements.”

RiverSource Life may not be able to protect its intellectual property and may be subject to infringement claims.

RiverSource Life relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its intellectual property.  Although RiverSource Life uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. RiverSource Life may have to litigate to enforce and protect its copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of RiverSource Life’s intellectual property assets could have a material adverse effect on its business and its ability to compete.

RiverSource Life also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by RiverSource Life’s products, methods, processes or services or could otherwise limit its ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against RiverSource Life. RiverSource Life may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If RiverSource Life were found to have infringed a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on RiverSource Life’s business, financial condition and results of operations.

Breaches of security, or the perception that RiverSource Life’s technology infrastructure is not secure, could harm its business.

RiverSource Life’s business requires the appropriate and secure utilization of client and other sensitive information.  RiverSource Life’s operations require the secure transmission of confidential information over public networks. Security breaches in connection with the delivery of its products and services, including products and services utilizing the Internet, as well as intrusions resulting from the efforts of “hackers” seeking the sensitive data RiverSource possesses and the trend toward broad consumer and general public notification of such incidents, could significantly harm RiverSource Life’s business, financial condition or results of operations.   Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life could suffer harm to its business and reputation if attempted security breaches are publicized. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks used in connection with its products and services.

Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.

System or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, causing harm to its business and reputation and resulting in loss of customers or revenue.  Interruptions could be caused by operational failures arising from RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology.  RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers.  These interruptions can include fires, floods, earthquakes, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond its control. Further, RiverSource Life faces the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds and business-driven hedging, compliance and other risk management strategies. Any such failure, termination or constraint could adversely impact its ability to effect transactions, service its clients and manage its exposure to risk.

RiverSource Life’s risk management policies and procedures may not be fully effective in identifying or mitigating its risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

RiverSource Life has devoted significant resources to develop its risk management policies and procedures and will continue to do so. Nonetheless, RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid.  As a result, these methods may not accurately predict future exposures, which could be significantly greater than what its models indicate. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.

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

RiverSource Life Insurance Company occupies office space in Minneapolis, Minnesota, which it either owns or leases from Ameriprise Financial.  RiverSource Life Insurance Company reimburses Ameriprise Financial for rent based on direct and indirect allocation methods.  RiverSource Life of NY rents office space in Albany, New York.  RiverSource Life believes that the facilities occupied are suitable and adequate.

ITEM 3.	LEGAL PROCEEDINGS

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

On December 31, 2008, Ameriprise Financial contributed all of the issued and outstanding shares of RiverSource Tax Advantaged Investments, Inc. (“RTA”) to RiverSource Life Insurance Company.  RTA is domiciled in Delaware and is a limited partner in affordable housing partnership investments.

RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-K as “RiverSource Life”.

The accompanying financial information has been presented as if RTA had been a wholly owned subsidiary prior to January 1, 2006 and is accounted for as a pooling of interests for entities under common control.

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

Valuation of Investments

The most significant component of RiverSource Life’s investments is its Available-for-Sale securities, which RiverSource Life carries at fair value within its Consolidated Balance Sheets. The fair value of RiverSource Life’s Available-for-Sale securities at December 31, 2009 was primarily obtained from third-party pricing sources.  RiverSource Life records unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as deferred acquisition costs (“DAC”), to reflect the expected impact on their carrying values had the unrealized securities gains (losses) been realized as of the respective balance sheet dates.  RiverSource Life recognizes gains and losses in results of operations upon disposition of the securities.

Effective January 1, 2009, RiverSource Life early adopted an accounting standard that significantly changed RiverSource Life’s accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities. When the fair value of an investment is less than its amortized cost, RiverSource Life assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not RiverSource Life will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and RiverSource Life must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria and RiverSource Life does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, RiverSource Life separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairments related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss), net of impacts to DAC, deferred sales inducement costs (“DSIC”), certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).

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

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), RiverSource Life also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management.  Securities for which declines are considered temporary continue to be carefully monitored by management.  Generally, the credit loss component for the non-agency residential mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments. Current contractual interest rates considered in these cash flow projections are used to calculate the discount rate used to determine the present value of the expected cash flows.

Deferred Acquisition Costs and Deferred Sales Inducement Costs

For RiverSource Life’s annuity and life, disability income (“DI”) and long term care (“LTC”) insurance products, the DAC and DSIC balances at any reporting date are supported by projections that show that management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. Projection periods used for RiverSource Life’s annuity products are typically 10 to 25 years, while projection periods for RiverSource Life’s life, DI and LTC insurance products are often 50 years or longer. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. RiverSource Life typically uses a five-year mean reversion process as a guideline in setting near-

term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  In 2009, management continued to follow the mean reversion process, decreasing near-term equity asset growth rates to reflect the positive market.  The long-term client asset value growth rates are based on assumed gross annual total returns of 9% for equities and 6.5% for fixed income securities.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term equity returns by 100 basis points	$(44)
Decrease in future near and long-term fixed income returns by 100 basis points	(18)
Decrease in near-term equity asset growth rates by 100 basis points	(28)

(1)   An increase in the above assumptions by 100 basis points would result in an increase to pretax income of approximately the same amount.

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

The majority of the variable annuity contracts offered by RiverSource Life contain guaranteed minimum death benefit (“GMDB”) provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value.  RiverSource Life also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up benefits.  In addition, RiverSource Life offers contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, RiverSource Life offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, RiverSource Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.  The amounts in the table above in “Deferred Acquisition Costs and Deferred Sales Inducement Costs” include the estimated impact to benefits and claims expense related to variable annuity guarantees resulting from a decrease of 100 basis points in various rate assumptions.

The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 11 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2009, depending on year of issue, with an average rate of approximately 5.7%.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits.  Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for RiverSource Life’s experience.  Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2009, with an average rate of 4.7%.  Interest rates used with LTC claims ranged from 4.0% to 7.0% at December 31, 2009, with an average rate of 4.1%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on RiverSource Life’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2009, depending on policy form, issue year and policy duration. Anticipated interest rates for DI vary by plan and were 7.5% and 6.0% at policy issue grading to 5.0% over five years and 4.5% over 20 years, respectively. Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2009.

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

The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.  RiverSource Life primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment.  RiverSource Life occasionally designates derivatives as (i) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”) or (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”).

RiverSource Life’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.  The changes in fair value of derivatives hedging variable annuity living benefits and certain variable annuity death benefits are included within benefits, claims, losses and settlement expenses.  The changes in fair value of derivatives hedging equity indexed annuities are included in interest credited to fixed accounts. The changes in fair value of all other derivatives are a component of net investment income. These derivatives primarily provide economic hedges to equity market and interest rate exposures.  Examples include structured derivatives, options, futures, equity and interest rate swaps and swaptions that economically hedge the equity and interest rate exposure of derivatives embedded in certain annuity liabilities.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the hedged risk within the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings.  If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

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

RiverSource Life is required to establish a valuation allowance for any portion of deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  It is likely that management will need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.  In the opinion of management, it is currently more likely than not that RiverSource Life will realize the benefit of its deferred tax assets, including its capital loss deferred tax assets; therefore, no such valuation allowance has been established.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on RiverSource Life’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

Results of Operations for the Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

The following table presents RiverSource Life’s consolidated results of operations:

	Year Ended December 31,
	2009	2008	Change
	(in millions, except percentages)
Revenues
Premiums	$450	$438	$12	3%
Net investment income	1,526	1,252	274	22
Policy and contract charges	1,156	1,352	(196)	(14)
Other revenue	233	255	(22)	(9)
Net realized investment gains (losses)	59	(442)	501	NM
Total revenues	3,424	2,855	569	20

Benefits and expenses
Benefits, claims, losses and settlement expenses	841	673	168	25
Interest credited to fixed accounts	903	790	113	14
Amortization of deferred acquisition costs	145	861	(716)	(83)
Other insurance and operating expenses	550	649	(99)	(15)
Total benefits and expenses	2,439	2,973	(534)	(18)
Pretax income	985	(118)	1,103	NM
Income tax provision (benefit)	245	(189)	434	NM
Net income	$740	$71	$669	NM

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains before impairment losses on securities	$121
Total other-than-temporary impairment losses on securities	(50)
Portion of loss recognized in other comprehensive income	(12)
Net impairment losses recognized in net realized investment gains (losses)	(62)
Net realized investment gains (losses)	$59

NM Not Meaningful.

Overview

Consolidated net income was $740 million for the year ended December 31, 2009 compared to $71 million for the year ended December 31, 2008, an increase of $669 million. Pretax income increased $1.1 billion to $985 million for the year ended December 31, 2009 from a pretax loss of $118 million for the year ended December 31, 2008. The increase was primarily driven by an increase in net investment income and net realized investment gains compared to net realized investment losses in the prior year period and a decrease in amortization of DAC.  These increases to net income were partially offset by a decrease in policy and contract charges and an increase in benefits, claims, losses and settlement expenses.

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

The total pretax impacts on RiverSource Life’s revenues and expenses for the year ended December 31, 2009 attributable to the review of valuation assumptions and the impact of markets on DAC and DSIC amortization, GMDB and GMIB riders, and variable annuity living benefit riders, net of hedges and DAC and DSIC amortization were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
	(in millions)
Review of valuation assumptions	$—	$(65)	$80	$119	$—	$134
Market impacts	—	—	(144)	139	—	(5)
Total	$—	$(65)	$(64)	$258	$—	$129

The total pretax impacts on RiverSource Life’s revenues and expenses for the year ended December 31, 2008 attributable to the review of valuation assumptions, the valuation system conversion and the impact of markets on DAC and DSIC amortization, GMDB and GMIB riders, and variable annuity living benefit riders, net of hedges and DAC amortization were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
	(in millions)
Review of valuation assumptions and valuation system conversion	$2	$95	$89	$(81)	$1	$106
Market impacts	—	—	(9)	(404)	—	(413)
Total	$2	$95	$80	$(485)	$1	$(307)

Revenues

Total revenues for the year ended December 31, 2009 were $3.4 billion, an increase of $569 million or 20% from $2.9 billion in 2008.  The increase is primarily due to net realized investment gains in 2009 compared to net realized investment losses in 2008 and an increase in net investment income offset partially by a decrease in policy and contract charges.

Net investment income increased $274 million or 22% to $1.5 billion for the year ended December 31, 2009 compared to $1.3 billion in the prior year.  The increase is due to higher invested asset levels due to fixed annuity net inflows as well as higher yields on longer term investments.

Policy and contract charges decreased $196 million or 14% to $1.2 billion for the year ended December 31, 2009 compared to $1.4 billion in the prior year primarily due to a $65 million expense from updating valuation assumptions in the third quarter of 2009 compared to a benefit of $95 million from updating valuation assumptions and converting to a new valuation system in the third quarter of 2008.  The decrease also reflects decreased separate account fee revenue as a result of the decrease in average separate account assets. Average separate account assets decreased $5.9 billion or 11% from the prior year period primarily due to equity market declines partially offset by net inflows.

Other revenue decreased $22 million or 9% to $233 million for the year ended December 31, 2009 compared to $255 million in the prior year reflecting lower marketing support and administrative fees due to lower average underlying separate account asset values.

Net realized investment gains were $59 million for the year ended December 31, 2009 compared to net realized investment losses of $442 million for the year ended December 31, 2008.  For the year ended December 31, 2009, net realized gains from sales of Available-for-Sale securities were $135 million and other-than-temporary impairments recognized in earnings were $62 million related to credit losses on non-agency residential mortgage backed securities and corporate debt securities in the gaming industry and banking and finance industries. For the year ended December 31, 2009, the reserves on commercial mortgage loans increased by $13 million.  Included in net realized investment losses for the year ended December 31, 2008 is $440 million of other-than-temporary impairments on Available-for-Sale securities primarily related to non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services industry and asset backed and other securities, an increase of $1 million to the allowance for loan losses on commercial mortgage loans and an increase of $8 million to the allowance for loan losses on below investment grade syndicated bank loans.  For the year ended December 31, 2008, $13 million of gross realized investment gains were offset by $6 million of gross realized losses on Available-for-Sale securities.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2009 were $2.4 billion, a decrease of $534 million or 18% from $3.0 billion in 2008.   This decrease is primarily due to a decrease in DAC amortization, partially offset by increases in benefits, claims, losses and settlement expenses and interest credited to fixed accounts.

Benefits, claims, losses and settlement expenses increased $168 million or 25% to $841 million for the year ended December 31, 2009 compared to $673 million in the prior year driven by an increase in expenses from variable annuity living benefit guarantees.  Benefits, claims, losses and settlement expenses in 2009 were impacted by $148 million of market impacts on variable annuity benefit expenses, net of hedges and DSIC, compared to a benefit of $32 million in 2008.  The non-cash impact of the nonperformance spread on the fair value of living benefit liabilities increased benefits, claims, losses and settlement expenses in 2009 compared to a decrease in 2008.  Benefits, claims, losses and settlement expenses in 2009 included a benefit of $80 million from updating valuation assumptions compared to a benefit of $89 million in the prior year from updating valuation assumptions and converting to a new valuation system.  The impact of market performance in 2009 decreased DSIC amortization by $4 million compared to an expense of $41 million in the prior year.

Interest credited to fixed accounts increased $113 million or 14% to $903 million for the year ended December 31, 2009 compared to $790 million for the year ended December 31, 2008, primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year.  Average fixed annuities contract accumulation values increased $1.9 billion, or 16% compared to the prior year. The average fixed annuity crediting rate excluding capitalized interest increased to 3.9% in 2009 compared to 3.7% in the prior year.

Amortization of DAC decreased $716 million or 83% to $145 million for the year ended December 31, 2009 compared to $861 million in the prior year. DAC amortization in 2009 included a $119 million benefit from updating valuation assumptions in the third quarter of 2009 compared to an expense of $81 million from updating valuation assumptions and converting to a new valuation system in the prior year.  DAC amortization in 2009 was reduced by $139 million due to market impacts, including $113 million offsetting higher variable annuity benefits expenses, net of hedges.  DAC amortization in 2008 was increased by $404 million due to market impacts, including a $111 million expense offsetting gains on variable annuity benefits, net of hedges.

Other insurance and operating expenses decreased $99 million or 15% to $550 million for the year ended December 31, 2009 primarily due to decreased sales and marketing expenses and lower corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 24.9% and 160.1% for the years ended December 31, 2009 and 2008, respectively.   The decrease in the effective tax rate is primarily due to pretax income for 2009 compared to a pretax loss in relation to a net tax benefit for 2008.  RiverSource Life’s effective tax rate for 2008 included a $39 million tax benefit related to changes in the status of current audits.

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives. Management believes that it is likely that any such regulations would apply prospectively only.  Additionally, included in the Administration’s 2011 Revenue Proposals is a provision to modify the DRD for life insurance companies’ separate accounts which if enacted could significantly reduce the DRD tax benefits RiverSource Life receives, prospectively, beginning in 2011. For the year ended December 31, 2009, RiverSource Life recorded a benefit of approximately $62 million related to the current year’s separate account DRD.

Fair Value Measurements

RiverSource Life reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale.  RiverSource Life includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available.  RiverSource Life validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

Inactive Markets

Through RiverSource Life’s own experience transacting in the marketplace and through discussions with its pricing vendors, RiverSource Life believes that the market for non-agency residential mortgage backed securities is inactive. Indicators of inactive markets include: pricing services’ reliance on brokers or discounted cash flow analyses to provide prices, an increase in the disparity between prices provided by different pricing services for the same security, unreasonably large bid-offer spreads and a significant decrease in the volume of trades relative to historical levels. In certain cases, this market inactivity has resulted in RiverSource Life applying valuation techniques that rely more on an income approach (discounted cash flows using market rates) than on a market approach (prices from pricing services).  RiverSource Life considers market observable yields for other asset classes of similar risk which includes nonperformance and liquidity for individual securities to set the discount rate for applying the income approach to certain non-agency residential mortgage backed securities. The discount rates used for the fair value of these securities at December 31, 2009 ranged from 11% to 22%.

Non-agency Residential Mortgage Backed Securities Backed by Subprime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles.  RiverSource Life has exposure to these types of loans predominantly through mortgage backed and asset backed securities. The slow down in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of RiverSource Life’s risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that RiverSource Life will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment,

RiverSource Life performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of December 31, 2009, RiverSource Life’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	3	3	7	2	—	—	—	—	—	—	10	5
2005	42	40	11	6	12	12	7	7	19	11	91	76
2006	—	—	6	5	—	—	5	5	—	—	11	10
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	7	6	—	—	—	—	—	—	7	6
Total Sub-prime	$45	$43	$31	$19	$12	$12	$12	$12	$19	$11	$119	$97
Alt-A
2003 & prior	$15	$16	$—	$—	$—	$—	$—	$—	$—	$—	$15	$16
2004	7	7	60	53	5	3	—	—	17	8	89	71
2005	5	3	38	21	32	17	5	3	172	115	252	159
2006	—	—	—	—	—	—	—	—	13	7	13	7
2007	—	—	—	—	—	—	—	—	29	16	29	16
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$27	$26	$98	$74	$37	$20	$5	$3	$231	$146	$398	$269
Prime
2003 & prior	$206	$198	$—	$—	$—	$—	$—	$—	$—	$—	$206	$198
2004	22	23	—	—	28	26	13	13	—	—	63	62
2005	13	16	36	41	69	68	31	26	93	43	242	194
2006	21	21	—	—	6	2	35	34	—	—	62	57
2007	43	44	—	—	—	—	—	—	15	12	58	56
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,842	1,935	—	—	—	—	—	—	—	—	1,842	1,935
Total Prime	$2,147	$2,237	$36	$41	$103	$96	$79	$73	$108	$55	$2,473	$2,502

Grand Total	$2,219	$2,306	$165	$134	$152	$128	$96	$88	$358	$212	$2,990	$2,868

(1)    Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. All senior bonds are rated AAA by Moody’s Investors Service, Standard & Poor’s Rating Services or Fitch Ratings Ltd. RiverSource Life did not have any exposure to subordinate tranches as of December 31, 2009.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, RiverSource Life adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of RiverSource Life not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2009. As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $28 million, net of DAC and DSIC amortization and income taxes, based on December 31, 2009 credit spreads.

Liquidity and Capital Resources

Liquidity Strategy

The liquidity requirements of RiverSource Life are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial.  Other liquidity sources RiverSource Life has established are repurchase agreements and available lines of credit with Ameriprise Financial aggregating $1 billion.  Also, in March 2009, RiverSource Life Insurance Company became a member of the Federal Home Loan Bank of Des Moines (“FHLB of Des Moines”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At December 31, 2009 and 2008, RiverSource Life had no securities sold under repurchase agreements and there were no borrowings from the FHLB of Des Moines.

As of December 31, 2009, the outstanding balance under the lines of credit with Ameriprise Financial was $300 million which was repaid in full with payments in January and February 2010.

See Note 10 to the Consolidated Financial Statements for additional information on the lines of credit.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid and received were as follows:

	2009	2008	2007
	(in millions)
Cash dividends paid to Ameriprise Financial	$—	$775	$900
Cash dividends paid to RiverSource Life Insurance Company from RiverSource Life of NY	—	77	83
Cash dividends paid to RiverSource Life Insurance Company from RTA	22	—	—
Non-cash dividend paid to Ameriprise Financial from RTA	—	118	—

Notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds.  See Note 13 to the Consolidated Financial Statements for additional information.

During 2008, RiverSource Life Insurance Company received a non-cash capital contribution of $83 million comprised of below investment grade syndicated bank loans from Ameriprise Financial.  In addition, RiverSource Life Insurance Company received a $239 million contribution from Ameriprise Financial, consisting of all the issued and outstanding shares of RTA.

During 2009, RiverSource Life Insurance Company received a non-cash capital contribution of $131 million comprised of two buildings and the related land from Ameriprise Financial.  As part of the transaction, RiverSource Life Insurance Company entered into an agreement to lease the buildings to Ameriprise Financial. In addition, RiverSource Life Insurance Company received a non-cash capital contribution of $200 million consisting of a reduction of the outstanding balance due to Ameriprise Financial under a line of credit agreement.

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements.  Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities are as follows:

	December 31,
	Actual Capital(a)		Regulatory Capital Requirement(b)
	2009	2008	2009	2008
	(in millions)
RiverSource Life Insurance Company	$3,450	$2,722	$803	$551
RiverSource Life Insurance Co. of New York	286	229	44	58

(a)          Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments

The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations of RiverSource Life.  Payments due by period as of December 31, 2009 are as follows:

	Total	2010	2011- 2012	2013- 2014	2015 and thereafter
	(in millions)
Insurance and annuities (1)	$47,922	$3,025	$5,668	$6,138	$33,091
Deferred premium options (2)	1,201	189	341	261	410
Line of credit with Ameriprise Financial (3)	300	300	—	—	—
Total	$49,423	$3,514	$6,009	$6,399	$33,501

(1)    These scheduled payments are represented by reserves of approximately $30.4 billion at December 31, 2009 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions.  Actual payment obligations may differ if experience varies from these assumptions.  Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)    The fair value of the deferred premium options recorded on the Consolidated Balance Sheets was $1.1 billion as of December 31, 2009.  See Note 15 to the Consolidated Financial Statements for more information about deferred premium options.

(3)    The line of credit agreement with Ameriprise Financial does not include a repayment schedule. The outstanding balance at December 31, 2009 was repaid in full with payments in January and February 2010.

Due to the uncertainty with respect to the timing of future cash flows associated with RiverSource Life’s unrecognized tax benefits at December 31, 2009, RiverSource Life is unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $77 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above. See Note 14 for additional information.

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

Quantitative and Qualitative Disclosures About Market Risk

Interest rate, equity price and credit risk are the market risks to which RiverSource Life has material exposure. Equity price and interest rate fluctuations can have a significant impact on RiverSource Life’s results of operations, primarily due to the asset-based fees and expenses, the “spread” income generated on its annuities and universal life (“UL”) insurance products, the value of DAC and DSIC, assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with its variable annuities and the values of derivatives held to hedge these benefits.

The guaranteed benefits associated with RiverSource Life’s variable annuities are GMWB, GMAB, GMDB and GMIB options. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

RiverSource Life continues to utilize a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities.  This approach works with the premise that matched sensitivities will produce a highly effective hedging result.  This program can generally be described as a “Static 3-Greek” hedging program.  This style of hedging focuses mainly on first order sensitivities of the assets and liabilities; Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega).  Additionally, various second order sensitivities are managed.  RiverSource Life uses various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures.  The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.

To evaluate interest rate and equity price risk, RiverSource Life performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities and the associated hedge assets, RiverSource Life assumed no change in implied market volatility despite the 10% drop in equity prices.

The tables below present RiverSource Life’s estimate of the pretax impacts of these hypothetical market moves, net of hedging as, of December 31, 2009.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(54)	$—	$(54)
DAC and DSIC amortization(1)	(136)	—	(136)
Variable annuity riders:
GMDB and GMIB	(34)	3	(31)
GMWB	(62)	76	14
GMAB	(20)	26	6
DAC and DSIC amortization(2)	N/A	N/A	(10)
Total variable annuity riders	(116)	105	(21)
Equity indexed annuities	1	(1)	—
Total	$(305)	$104	$(211)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(14)	$—	$(14)
Variable annuity riders:
GMWB	166	(230)	(64)
GMAB	33	(46)	(13)
DAC and DSIC amortization(2)	N/A	N/A	30
Total variable annuity riders	199	(276)	(47)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	(5)	—	(5)
Total	$180	$(276)	$(66)

N/A    Not Applicable.

(1)     Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2)   Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

The above results compare to estimated negative impacts to pretax income of $258 million related to a 10% equity price decline and $45 million related to a 100 basis point increase in interest rates as of December 31, 2008.  The reduced equity impact in 2009 is a result of market dislocation in 2008 and changes to RiverSource Life’s valuation models. The discount rates and credit spreads RiverSource Life used in 2008 to value certain of its investments were negatively impacted by the market, which led to greater pretax loss projections related to RiverSource Life’s variable annuity riders partially offset by a lower impact to fees and expenses primarily as a result of lower asset values.

In evaluating equity price risk, the estimated impact on DAC and DSIC amortization resulting from lower projected profits as a result of the equity price decline is shown separately from the estimated impact on DAC and DSIC amortization resulting from changes in the values of GMWB and GMAB riders net of hedges. In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, RiverSource Life has not changed its assumed equity asset growth rates. This is a significantly more conservative estimate than if RiverSource Life assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year period. See Critical Accounting Policies for additional discussion on RiverSource Life’s DAC and DSIC accounting policies. RiverSource Life makes this same conservative assumption in estimating the impact from GMDB and GMIB riders.

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

The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.

Asset-Based Fees and Expenses

RiverSource Life earns asset-based management fees on its owned separate account assets partially offset by certain expenses.  At December 31, 2009, the value of these assets was $54.3 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. RiverSource Life does not currently hedge the interest rate or the equity price risk of this exposure.

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

Variable Annuity Riders

The total value of all variable annuity contracts has increased from $43.3 billion at December 31, 2008 to $55.1 billion at December 31, 2009. These contract values include GMWB and GMAB contracts which have increased from $12.7 billion and $2.0 billion, respectively, at December 31, 2008 to $19.2 billion and $2.9 billion at December 31, 2009, respectively.  At December 31, 2009, reserves for GMWB and GMAB were $204 million and $100 million, respectively, compared to reserves of $1.5 billion and $367 million at December 31, 2008, respectively. The decrease in reserves for GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees.  At December 31, 2009, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $12 million compared to $67 million at December 31, 2008.

Equity Price Risk — Variable Annuity Riders

The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions regardless of the performance of the investment assets. For this reason, when equity prices decline, the returns from the separate account assets coupled with guaranteed benefit fees from annuity holders may not be sufficient to fund expected payouts. In that case, reserves must be increased with a negative impact to RiverSource Life’s earnings.

The core derivative instruments with which RiverSource Life hedges the equity price risk of its GMWB and GMAB provisions are longer dated put and call derivatives; these core instruments are supplemented with equity futures and total return swaps. In the third quarter of 2009, RiverSource Life entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.  See Note 15 to the Consolidated Financial Statements for further information on RiverSource Life’s derivative instruments.

Interest Rate Risk — Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Changes in the fair value of the GMWB and GMAB liabilities are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives, interest rate swaps and swaptions. These derivatives are an alternative to the more customized equity puts that were previously used. RiverSource Life entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, RiverSource Life would have to pay more to the swap counterparty and the fair value of its equity puts would decrease, resulting in a negative impact to RiverSource Life’s pretax income.

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

Therefore, in an increasing rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income.  Of the $30.4 billion in future policy benefits on RiverSource Life’s Consolidated Balance Sheets at December 31, 2009, $30.1 billion related to liabilities created by these products. RiverSource Life did not hedge this exposure.

Equity Indexed Annuities

RiverSource Life’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index.  The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2009, RiverSource Life had $168 million in reserves related to equity indexed annuities.  In 2007, RiverSource Life discontinued new sales of equity indexed annuities.

Equity Price Risk — Equity Indexed Annuities

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, a portion of the proceeds from the sale of equity indexed annuities is used to purchase futures, calls and puts which generate returns to replicate what RiverSource Life must credit to client accounts. In conjunction with purchasing puts, RiverSource Life also writes puts. Pairing purchased puts with written puts allows RiverSource Life to better match the characteristics of the liability.

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

Because exchange-traded futures are effected through regulated exchanges and positions are marked to market and generally cash settled on a daily basis, RiverSource Life has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

RiverSource Life manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, RiverSource Life regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2009, RiverSource Life’s largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc.  See Note 7 to the Consolidated Financial Statements for additional information on reinsurance.

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

The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “forecast,” “on pace,” “project” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from such statements.

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

•                  changes to RiverSource Life’s reputation that may arise from employee or affiliated advisor misconduct, legal or regulatory actions, improper management of conflicts of interest or otherwise;

•                  RiverSource Life’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings, as well as the opinions of rating agencies and other analysts or RiverSource Life’s regulators, distributors or policyholders and contractholders in response to any change or prospect of change in any such opinion;

•                  risks of default by issuers or guarantors of investments RiverSource Life owns or by counterparties to hedge derivative, insurance or reinsurance arrangements, experience deviations from RiverSource Life’s assumptions regarding such risks and the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts and the reactions of other market participants or RiverSource Life’s regulators, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

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

•                  changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;

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

•                  changes in the capital markets and competitive environments induced or resulting from the partial or total ownership or other support by central governments of certain financial services firms for financial assets; and

•                  general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services RiverSource Life consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

RiverSource Life cautions the reader that the above list of factors is not exhaustive.  There may also be other risks that RiverSource Life is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.   RiverSource Life undertakes no obligation to update or revise any forward-looking statements.

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

Consolidated Financial Statements:

Schedules:

All information on schedules to the Consolidated Financial Statements required by Rule 7-05 in Article 7 of Regulation S-X is included in the Consolidated Financial Statements and Notes thereto or is not required.  Therefore, all schedules have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors
RiverSource Life Insurance Company

We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of RiverSource Life Insurance Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiverSource Life Insurance Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments.  Also, in 2008, the Company adopted new accounting guidance related to the measurement of fair value and in 2007, the Company adopted new guidance related to the accounting for uncertainty in income taxes as well as new guidance related to accounting for deferred acquisition costs in connection with modifications or exchanges of insurance and annuity contracts.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 23, 2010

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2009	2008
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2009, $25,142; 2008, $19,452)	$25,999	$18,070
Common and preferred stocks, at fair value (cost: 2009 and 2008, $30)	23	16
Commercial mortgage loans, at cost (less allowance for loan losses: 2009, $30; 2008, $17)	2,532	2,737
Policy loans	715	722
Trading securities and other investments	310	452
Total investments	29,579	21,997

Cash and cash equivalents	811	3,307
Restricted cash	184	—
Reinsurance recoverables	1,688	1,592
Deferred income taxes, net	63	599
Other receivables	332	102
Accrued investment income	303	239
Deferred acquisition costs	4,285	4,324
Deferred sales inducement costs	524	518
Other assets	936	2,658
Separate account assets	54,267	41,787

Total assets	$92,972	$77,123

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$30,383	$28,753
Policy claims and other policyholders’ funds	123	172
Line of credit with Ameriprise Financial, Inc.	300	—
Other liabilities	1,955	2,672
Separate account liabilities	54,267	41,787
Total liabilities	87,028	73,384

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,445	2,116
Retained earnings	3,114	2,336
Accumulated other comprehensive income (loss), net of tax	382	(716)
Total shareholder’s equity	5,944	3,739

Total liabilities and shareholder’s equity	$92,972	$77,123

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

	Years Ended December 31,
	2009	2008	2007
Revenues
Premiums	$450	$438	$439
Net investment income	1,526	1,252	1,424
Policy and contract charges	1,156	1,352	1,217
Other revenues	233	255	255
Net realized investment gains (losses)	59	(442)	61

Total revenues	3,424	2,855	3,396

Benefits and expenses
Benefits, claims, losses and settlement expenses	841	673	760
Interest credited to fixed accounts	903	790	847
Amortization of deferred acquisition costs	145	861	470
Separation costs	—	—	97
Other insurance and operating expenses	550	649	735

Total benefits and expenses	2,439	2,973	2,909

Pretax income (loss)	985	(118)	487
Income tax provision (benefit)	245	(189)	53

Net income	$740	$71	$434

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains before impairment losses on securities	$121
Total other-than-temporary impairment losses on securities	(53)
Portion of loss recognized in other comprehensive income	(9)
Net impairment losses recognized in net realized investment gains (losses)	(62)
Net realized investment gains (losses)	$59

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$740	$71	$434
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and deferred sales inducement costs	(640)	(674)	(823)
Amortization of deferred acquisition and deferred sales inducement costs	155	982	523
Depreciation, amortization and accretion, net	(68)	61	71
Deferred income tax (benefit) expense	(81)	(234)	83
Contractholder and policyholder charges, non-cash	(259)	(248)	(206)
Net realized investment gains	(135)	(7)	(44)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment (gains) losses	76	449	(17)
Change in operating assets and liabilities:
Trading securities and equity method investments, net	136	(110)	166
Future policy benefits for traditional life, disability income and long term care insurance	282	308	275
Policy claims and other policyholders’ funds	(49)	81	2
Reinsurance recoverables	(96)	(302)	(153)
Other receivables	(5)	20	(28)
Accrued investment income	(64)	14	49
Derivatives collateral, net	(1,928)	1,591	242
Other assets and liabilities, net	670	23	(226)

Net cash provided by (used in) operating activities	(1,266)	2,025	348

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	5,215	246	3,020
Maturities, sinking fund payments and calls	3,486	2,510	1,908
Purchases	(13,696)	(1,684)	(677)
Proceeds from sales and maturities of commercial mortgage loans	279	263	424
Funding of commercial mortgage loans	(104)	(110)	(504)
Proceeds from sales of other investments	43	19	49
Purchases of other investments	(11)	(140)	—
Change in policy loans, net	7	(25)	(47)

Net cash provided by (used in) investing activities	(4,781)	1,079	4,173

Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	4,863	2,913	1,093
Net transfers from (to) separate accounts	195	91	(50)
Surrenders and other benefits	(1,923)	(2,931)	(3,838)
Proceeds from line of credit with Ameriprise Financial, Inc.	500	—	—
Deferred premium options, net	(82)	(77)	(8)
Tax adjustment on share-based incentive compensation plan	(2)	2	2
Cash dividend to Ameriprise Financial, Inc.	—	(775)	(900)

Net cash provided by (used in) financing activities	3,551	(777)	(3,701)

Net increase (decrease) in cash and cash equivalents	(2,496)	2,327	820
Cash and cash equivalents at beginning of year	3,307	980	160

Cash and cash equivalents at end of year	$811	$3,307	$980

Supplemental Disclosures:
Income taxes paid (received), net	$72	$168	$(4)
Interest paid on borrowings	1	—	—

Non-cash transactions:
Capital contributions from Ameriprise Financial, Inc.	$331	$322	$8

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

THREE YEARS ENDED DECEMBER 31, 2009

(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at January 1, 2007	$3	$2,021	$3,788	$(209)	$5,603

Change in accounting principles, net of tax	—	—	(134)	—	(134)
Comprehensive income:
Net income	—	—	434	—	434
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	52	52
Change in net unrealized derivative losses	—	—	—	1	1
Total comprehensive income					487
Tax adjustment on share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(900)	—	(900)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	8	—	—	8

Balances at December 31, 2007	$3	$2,031	$3,188	$(156)	$5,066

Change in accounting principles, net of tax	—	—	(30)	—	(30)
Comprehensive income:
Net income	—	—	71	—	71
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	(562)	(562)
Change in net unrealized derivative losses	—	—	—	2	2
Total comprehensive loss					(489)
Tax adjustment on share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(775)	—	(775)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	83	—	—	83
Non-cash dividend to Ameriprise Financial, Inc.	—	—	(118)	—	(118)

Balances at December 31, 2008	$3	$2,116	$2,336	$(716)	$3,739

Change in accounting principles, net of tax	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	740	—	740
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	1,109	1,109
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	23	23
Change in net unrealized derivative losses	—	—	—	4	4
Total comprehensive income					1,876
Tax adjustment on share-based incentive compensation plan	—	(2)	—	—	(2)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	331	—	—	331
Balances at December 31, 2009	$3	$2,445	$3,114	$382	$5,944

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

On December 31, 2008, Ameriprise Financial contributed all of the issued and outstanding shares of RiverSource Tax Advantaged Investments, Inc. (“RTA”) to RiverSource Life Insurance Company.  RTA is domiciled in Delaware and is a limited partner in affordable housing partnership investments.

RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-K as “RiverSource Life”.

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

RiverSource Life’s principal products are variable deferred annuities and variable universal life insurance which are issued primarily to individuals.  It also offers fixed annuities where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. It also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.  RiverSource Life’s fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, RiverSource Life has the option of paying a higher rate set at its discretion.  In addition, persons owning an equity indexed annuity may have their interest calculated based on an increase in a broad-based stock market index.  RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefit amounts and unbundled pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  Waiver of premium and accidental death benefit riders are generally available with these life insurance products.  RiverSource Life issues only non-participating life insurance policies which do not pay dividends to policyholders from realized policy margins.

Under RiverSource Life’s variable life insurance and variable annuity products described above, the purchaser may choose among investment options that include RiverSource Life’s “general account” as well as from a variety of portfolios including common stocks, bonds, managed assets and/or short-term securities.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and its wholly owned subsidiaries, RiverSource Life of NY and RTA.

RiverSource Life evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through February 23, 2010, the date the financial statements were issued.

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

The following table shows the impact of the reclassification of the reinsurance allowances made to RiverSource Life’s previously reported Consolidated Statements of Income.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Previously Reported	Reclassified	Previously Reported	Reclassified
	(in millions)		(in millions)
Revenues
Premiums	$481	$438	$485	$439
Net investment income	1,252	1,252	1,424	1,424
Policy and contract charges	1,352	1,352	1,217	1,217
Other revenue	255	255	255	255
Net realized investment gain	(442)	(442)	61	61
Total revenues	2,898	2,855	3,442	3,396
Benefits and expenses
Benefits, claims, losses and settlement expenses	673	673	760	760
Interest credited to fixed accounts	790	790	847	847
Amortization of deferred acquisition costs	861	861	470	470
Separation costs	—	—	97	97
Other insurance and operating expenses	692	649	781	735
Total benefits and expenses	3,016	2,973	2,955	2,909
Pretax income	(118)	(118)	487	487
Income tax provision	(189)	(189)	53	53
Net income	$71	$71	$434	$434

2.              Summary of Significant Accounting Policies

Principles of Consolidation

RiverSource Life consolidates all entities in which it holds a greater than 50% voting interest or when certain conditions are met for variable interest entities (“VIEs”) and limited partnerships, except for immaterial seed money investments in separate accounts, which are accounted for as trading securities.  Entities in which RiverSource Life holds a greater than 20% but less than 50% voting interest are accounted for under the equity method.  Additionally, other investments in which RiverSource Life holds an interest that is less than 50% are accounted for under the equity method.  All other investments that are not reported at fair value as Available-for-Sale or trading securities are accounted for under the cost method where RiverSource Life owns less than a 20% voting interest and does not exercise significant influence.

Generally, a VIE is a corporation, partnership, trust or any other legal structure that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  To determine whether RiverSource Life must consolidate a VIE, it analyzes the design of the VIE to identify the variable interests it holds.  Then RiverSource Life quantitatively determines whether its variable interests will absorb a majority of the VIE’s variability.  If RiverSource Life determines it will absorb a majority of the VIE’s expected variability, RiverSource Life consolidates the VIE and is referred to as the primary beneficiary.  The calculation of variability is based on an analysis of projected probability-weighted cash flows based on the design of the particular VIE.

All material intercompany transactions and balances between and among RiverSource Life and its subsidiaries have been eliminated in consolidation.

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

Investments

Investments consist of the following:

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of income tax provision (benefit) and net of adjustments in other asset and liability balances, such as DAC, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet date.  Gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities.

Effective January 1, 2009, RiverSource Life early adopted an accounting standard that significantly changed RiverSource Life’s accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities. When the fair value of an investment is less than its amortized cost, RiverSource Life assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not RiverSource Life will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and RiverSource Life must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria and RiverSource Life does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, RiverSource Life separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairments related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairments related to other factors is recognized in other comprehensive income (loss), net of impacts to DAC, deferred sales inducement costs (“DSIC”), certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).  RiverSource Life’s Consolidated Statements of Shareholder’s Equity present all changes in other comprehensive income (loss) associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income (loss) from all other securities.

RiverSource Life provides a supplemental disclosure on the face of its Consolidated Statements of Income that presents: (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income (loss). The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income (loss) includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Income as the portion of other-than-temporary losses recognized in other comprehensive income (loss) excludes subsequent increases and decreases in the fair value of these securities.

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

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), RiverSource Life also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management. For the year ended December 31, 2009, certain non-agency residential mortgage backed securities were deemed other-than-temporarily impaired. Generally, the credit loss component for the non-agency residential mortgage backed securities is determined as the amount the amortized cost basis exceeds the present value of the projected cash flows expected to be collected. Significant inputs considered in these projections are consistent with the factors considered in assessing potential other-than-temporary impairment for these investments.  Current contractual interest rates considered in these cash flow projections are used to calculate the discount rate used to determine the present value of the expected cash flows.

Commercial Mortgage Loans, Net

Commercial mortgage loans, net, reflect principal amounts outstanding less the allowance for loan losses.  The allowance for loan losses is primarily based on RiverSource Life’s past loan loss experience, known and inherent risks in the portfolio, composition of the loan portfolio, current economic conditions, and other relevant factors.  Loans in this portfolio are generally smaller balance and homogeneous in nature and accordingly RiverSource Life follows accounting guidance on contingencies when establishing necessary reserves for losses inherent in the portfolio.  For larger balance or restructured loans that are collateral dependent, the allowance is based on the fair value of collateral.  Management regularly evaluates the adequacy of the allowance for loan losses and believes it is adequate to absorb estimated losses in the portfolio.

RiverSource Life generally stops accruing interest on commercial mortgage loans for which interest payments are delinquent more than three months.  Based on management’s judgment as to the ultimate collectability of principal, interest payments received are either recognized as income or applied to the recorded investment in the loan.

Policy Loans

Policy loans include life insurance policy and annuity loans.  These loans are carried at the aggregate of the unpaid loan balances, which do not exceed the cash surrender values of underlying products, plus accrued interest.

Trading Securities and Other Investments

Included in trading securities and other investments are separate account and mutual fund seed money, equity method investments, trading bonds, interests in affordable housing partnerships and below investment grade syndicated bank loans. Separate account and mutual fund seed money is carried at fair value with changes in value recognized within net investment income.  Affordable housing partnerships are accounted for under the equity method. Below investment grade syndicated bank loans reflect amortized cost less allowance for losses.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less.

Restricted Cash

Total restricted cash at December 31, 2009 and 2008 was $184 million and nil, respectively, consisting of cash that is pledged to counterparties.

Reinsurance

RiverSource Life cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Traditional life, long term care (“LTC”) and DI reinsurance premium, net of the change in any prepaid reinsurance asset, is reported as a reduction of premiums. Fixed and variable universal life reinsurance premium is reported as a reduction of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

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

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. RiverSource Life generally uses the straight-line method of depreciation and amortization over periods ranging from three to 30 years. During 2009, RiverSource Life received a non-cash capital contribution of $131 million comprised of two buildings and the related land from Ameriprise Financial.

At December 31, 2009 and 2008, land, buildings, equipment and software were $190 million and $43 million, respectively, net of accumulated depreciation of $52 million and $9 million, respectively. Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $8 million, $5 million and $1 million, respectively.

Derivative Instruments and Hedging Activities

Freestanding derivative instruments are recorded at fair value and are reflected in other assets or other liabilities.  See Note 11 for information regarding RiverSource Life’s fair value measurement of derivative instruments.  The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.  RiverSource Life primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment.  RiverSource Life occasionally designates derivatives as (i) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”) or (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”).

RiverSource Life’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.  Changes in fair value of derivatives are presented in the Consolidated Statements of Income based on the nature and use of the instrument.  Changes in derivatives used as economic hedges are presented in the Consolidated Statements of Income with the corresponding change in the hedged asset or liability.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as of the hedged risk within the corresponding hedged assets, liabilities or firm commitments, are recognized in current earnings. If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

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

See Note 15 for information regarding the impact of derivatives on the Consolidated Statements of Income.

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

The equity component of equity indexed annuity obligations is considered an embedded derivative.  Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions.  The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.  The fair value of embedded derivatives associated with annuities is included in future policy benefits.  The change in the fair value of the equity indexed annuity embedded derivatives is reflected in the interest credited to fixed accounts.  The changes in the fair value of the GMWB and GMAB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

Deferred Acquisition Costs

DAC represents the cost of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and insurance products. These costs are deferred to the extent they are recoverable from future profits or premiums.  The DAC associated with insurance or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations.  These transactions are anticipated in establishing amortization periods and other valuation assumptions.

Direct sales commissions and other costs deferred as DAC is amortized over time.  For annuity and universal life (“UL”) contracts, DAC is amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business.  For other insurance products, DAC is generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

For annuity and UL insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management’s best estimates.  Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised.  When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change.  A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense.  The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and therefore are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC is not recoverable.  If management concludes that DAC is not recoverable, DAC is reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in RiverSource Life’s Consolidated Statements of Income.

For annuity, life, DI and LTC insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts.  Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates.  Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance businesses during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life (“VUL”) insurance contract values invested in separate accounts are assumed to appreciate in the future.  The rates used vary by equity and fixed income investments.  Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis.  RiverSource Life typically uses a five-year mean reversion process as a guideline in setting near-term equity asset growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term growth rate is reviewed to ensure consistency with management’s assessment of anticipated equity market performance.  In 2009, management continued to follow the mean reversion process, decreasing near-term equity asset growth rates to reflect the positive market.  DAC amortization expense recorded in a period when client asset value growth rates exceed management’s near-term estimate will typically be less than in a period when growth rates fall short of management’s near-term estimate.

RiverSource Life monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact RiverSource Life’s DAC balances.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously.  Unless management identifies a significant deviation over the course of its quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.

Deferred Sales Inducement Costs

DSIC consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values.  These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature.  The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC.  The amortization of DSIC is recorded in benefits, claims, losses and settlement expenses.

Separate Account Assets and Liabilities

Separate account assets and liabilities are primarily funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders.  RiverSource Life receives mortality and expense risk and other fees, guarantee fees and cost of insurance charges from the related accounts.

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

In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, RiverSource Life projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter.   Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value.  See Note 11 for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2009, depending on year of issue, with an average rate of approximately 5.7%.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for RiverSource Life’s experience. Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2009, with an average rate of 4.7%. Interest rates used with LTC claims ranged from 4.0% to 7.0% at December 31, 2009, with an average rate of 4.1%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on RiverSource Life’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2009, depending on policy form, issue year and policy duration. Anticipated interest rates for DI vary by plan and were 7.5% and 6.0% at policy issue grading to 5.0% over five years and 4.5% over 20 years, respectively. Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2009.

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

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans and policy loans, other investments and cash and cash equivalents; the changes in fair value of trading securities and certain derivatives; and the pro-rata share of net income or loss on equity method investments.  Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale and commercial mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

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

Net Realized Investment Gains (Losses)

Realized gains and losses on the sale of securities are recognized using the specific identification method, on a trade date basis, and charges for investments determined to be other-than-temporarily impaired and related to credit losses.

Other Insurance and Operating Expenses

Other insurance and operating expenses primarily include expenses allocated to RiverSource Life from its parent, Ameriprise Financial, for RiverSource Life’s share of compensation, professional and consultant fees and expenses associated with information technology and communications, facilities and equipment, advertising and promotion and legal and regulatory costs.

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

RiverSource Life is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies.

3.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

Accounting and Reporting for Decreases in Ownership of a Subsidiary

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards to clarify the accounting and disclosure requirements for changes in the ownership percentage of a subsidiary. The additional disclosures primarily relate to instances when a subsidiary is deconsolidated or a group of assets is derecognized. The additional disclosures primarily relate to fair value considerations, the parent’s involvement with the deconsolidated entity and related party considerations. The standard is effective for the first interim or annual reporting period ending after December 15, 2009. RiverSource Life adopted the standard in the fourth quarter of 2009. The adoption did not have any effect on RiverSource Life’s consolidated financial condition and results of operations.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB updated the accounting standards to allow for net asset value (“NAV”) to be used as a practical expedient in estimating the fair value of alternative investments without readily determinable fair values. The standard also requires additional disclosure by major category of investment related to restrictions on the investor’s ability to redeem the investment as of the measurement date, unfunded commitments and the investment strategies of the investees. The disclosures are required for all investments within the scope of the standard regardless of whether the fair value of the investment is measured using the NAV or another method.  The standard is effective for interim and annual periods ending after December 15, 2009, with early adoption permitted. RiverSource Life adopted the standard in the fourth quarter of 2009.  The adoption did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

Measuring Liabilities at Fair Value

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability. The standard is effective for the first reporting period, including interim periods, beginning after issuance. RiverSource Life adopted the standard in the fourth quarter of 2009. The adoption did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

The Hierarchy of GAAP

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification supersedes existing nongrandfathered, non-SEC accounting and reporting standards. The Codification did not change GAAP but rather organized it into a hierarchy where all guidance within the Codification carries an equal level of authority. The Codification became effective on July 1, 2009. The Codification did not have a material effect on RiverSource Life’s consolidated financial condition and results of operations.

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

In September 2006, the FASB updated the accounting standards to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. RiverSource Life adopted the standard effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of DAC and DSIC amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives RiverSource Life uses to hedge its exposure to market risk related to certain variable annuity riders. Prior to January 1, 2008, RiverSource Life recorded these derivatives in accordance with accounting guidance for derivative contracts held for trading purposes and contracts involved in energy trading and risk management activities. The new standard nullifies the previous guidance and requires these derivatives to be marked to the price RiverSource Life would receive to sell the derivatives to a market participant (an exit price). The adoption of the standard also resulted in adjustments to the fair value of RiverSource Life’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, RiverSource Life considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, RiverSource Life adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of RiverSource Life not fulfilling these liabilities. As RiverSource Life’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income (loss) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery of its cost basis. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income (loss). RiverSource Life adopted the standard in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $38 million, net of DAC and DSIC amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss, net of impacts to DAC and DSIC amortization, certain benefit reserves and income taxes. See Note 4 for RiverSource Life’s required disclosures.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB updated the accounting standards for disclosures about derivative instruments and hedging activities. The standard intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows.  The standard requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. The standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. RiverSource Life applied the new disclosure requirements in the first quarter of 2009. See Note 15 for the required disclosures.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB updated the accounting standards for noncontrolling interests in consolidated financial statements to establish the accounting and reporting for ownership interest in subsidiaries not attributable, directly or indirectly, to a parent.  The standard requires noncontrolling (minority) interests to be classified as equity (instead of as a liability) within the Consolidated Balance Sheets, and net income (loss) attributable to both the parent and the noncontrolling interests to be disclosed on the face of the Consolidated Statements of Income. The standard is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early adoption prohibited. The provisions of the standard are to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively to all periods presented. RiverSource Life adopted the new standard as of January 1, 2009 and there was no impact on its consolidated financial condition and results of operations.

Uncertainty in Income Taxes

In June 2006, the FASB updated the accounting standards related to uncertainty in income taxes.  The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  RiverSource Life adopted the standard as of January 1, 2007.  The effect of adopting the standard on RiverSource Life’s consolidated financial condition and results of operations was not material.

DAC Costs in Connection With Modifications or Exchanges of Insurance Contracts

In September 2005, the accounting standards related to DAC in connection with modifications or exchanges of insurance contracts were updated.  The standard provides clarifying guidance on accounting for DAC associated with an insurance or annuity contract that is significantly modified or is internally replaced with another contract.  Prior to adoption, RiverSource Life accounted for many of these transactions as contract continuations and continued amortizing existing DAC against revenue for the new or modified contract.  Effective January 1, 2007, RiverSource Life adopted the standard resulting in these transactions being prospectively accounted for as contract terminations.  Consistent with this, RiverSource Life now anticipates these transactions in establishing amortization periods and other valuation assumptions.  As a result of adopting the standard, RiverSource Life recorded as a cumulative change in accounting principle $206 million, reducing DAC by $204 million, DSIC by $11 million and liabilities for future policy benefits by $9 million.  The after-tax decrease to retained earnings for these changes was $134 million.

Future Adoption of New Accounting Standards

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosure about fair value measurements. The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presenting activity in the rollforward of Level 3 activity on a gross basis. The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures about the inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010. RiverSource Life will adopt the standard in the first quarter of 2010 except for the additional disclosures related to the Level 3 rollforward, which RiverSource Life will adopt in the first quarter of 2011. The adoption of the standard will not impact RiverSource Life’s consolidated financial condition and results of operations.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of variable interest entities. The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard is effective for interim and annual reporting periods beginning after November 15, 2009, with early adoption prohibited. RiverSource Life does not expect the adoption to have a material effect on its consolidated financial condition and results of operations.

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,245	$855	$(106)	$14,994	$1
Residential mortgage backed securities	5,249	185	(238)	5,196	(41)
Commercial mortgage backed securities	3,874	182	(16)	4,040	—
Asset backed securities	877	32	(29)	880	—
State and municipal obligations	647	12	(46)	613	—
U.S. government and agencies obligations	152	7	(1)	158	—
Foreign government bonds and obligations	94	14	(1)	107	—
Other structured investments	4	7	—	11	7
Total fixed maturities	25,142	1,294	(437)	25,999	(33)
Common and preferred stocks	30	—	(7)	23	—
Total	$25,172	$1,294	$(444)	$26,022	$(33)

(1)          Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income, which starting January 1, 2009, were not included in earnings.  Amount includes unrealized gains and losses on impaired securities subsequent to the impairment date.  These amounts are included in gross unrealized gains and losses at December 31, 2009.

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities:
Corporate debt securities	$12,030	$86	$(1,123)	$10,993
Residential mortgage backed securities	3,697	59	(220)	3,536
Commercial mortgage backed securities	2,582	35	(174)	2,443
Asset backed securities	682	4	(60)	626
State and municipal obligations	164	1	(20)	145
U.S. government and agencies obligations	200	11	—	211
Foreign government bonds and obligations	95	16	(4)	107
Other structured investments	2	7	—	9
Total fixed maturities	19,452	219	(1,601)	18,070
Common and preferred stocks	30	—	(14)	16
Total	$19,482	$219	$(1,615)	$18,086

At December 31, 2009 and 2008, fixed maturity securities comprised approximately 88% and 82%, respectively, of RiverSource Life’s total investments.  These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.1 billion of securities at both December 31, 2009 and 2008, which were rated by RiverSource Investments, LLC’s internal analysts using criteria similar to Moody’s, S&P and Fitch.  Ratings on fixed maturity securities are presented using the median of ratings from Moody’s, S&P and Fitch. If only two of the ratings are available, the lower rating is used.  A summary of fixed maturity securities by rating was as follows:

	December 31, 2009			December 31, 2008
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$9,194	$9,520	37%	$7,038	$6,779	38%
AA	1,081	1,084	4	1,071	1,017	6
A	4,182	4,326	17	4,132	3,883	21
BBB	9,276	9,826	38	5,901	5,388	30
Below investment grade	1,409	1,243	4	1,310	1,003	5
Total fixed maturities	$25,142	$25,999	100%	$19,452	$18,070	100%

At December 31, 2009 and 2008, approximately 19% and 44%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2009
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	133	$1,088	$(18)	165	$1,313	$(88)	298	$2,401	$(106)
Residential mortgage backed securities	43	1,184	(34)	68	363	(204)	111	1,547	(238)
Commercial mortgage backed securities	33	353	(4)	26	297	(12)	59	650	(16)
Asset backed securities	7	70	(1)	18	87	(28)	25	157	(29)
State and municipal obligations	32	232	(9)	2	99	(37)	34	331	(46)
U.S. government and agencies obligations	2	89	(1)	—	—	—	2	89	(1)
Foreign government bonds and obligations	—	—	—	2	4	(1)	2	4	(1)
Other structured investments	—	—	—	2	—	—	2	—	—
Common and preferred stock	—	—	—	2	23	(7)	2	23	(7)
Total	250	$3,016	$(67)	285	$2,186	$(377)	535	$5,202	$(444)

	December 31, 2008
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	312	$5,086	$(372)	221	$3,309	$(751)	533	$8,395	$(1,123)
Residential mortgage backed securities	34	305	(85)	52	466	(135)	86	771	(220)
Commercial mortgage backed securities	26	387	(23)	54	867	(151)	80	1,254	(174)
Asset backed securities	17	187	(31)	15	124	(29)	32	311	(60)
State and municipal obligations	2	17	(1)	2	78	(19)	4	95	(20)
U.S. government and agencies obligations	—	—	—	1	11	—	1	11	—
Foreign government bonds and obligations	7	20	(4)	—	—	—	7	20	(4)
Other structured investments	—	—	—	2	—	—	2	—	—
Common and preferred stock	—	—	—	2	16	(14)	2	16	(14)
Total	398	$6,002	$(516)	349	$4,871	$(1,099)	747	$10,873	$(1,615)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to changes in credit spreads across sectors. The primary driver of lower unrealized losses in 2009 compared to 2008 was the tightening of credit spreads across sectors, partially offset by higher interest rates.  In addition, a portion of the decrease in unrealized losses was offset by an increase due to the adoption of a new accounting standard effective January 1, 2009. RiverSource Life recorded a cumulative effect increase to the amortized cost of previously other-than-temporarily impaired investments that increased the gross unrealized losses on Available-for-Sale securities by $64 million. This impact is due to the impairment of Available-for-Sale securities recognized in other comprehensive income (loss) previously recognized through earnings for factors other than credit.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$102
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	7
Reductions for securities sold during the period (realized)	(58)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	31
Ending balance of credit losses on securities held as of December 31, 2009 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$82

The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities; and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.  As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period. Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in millions)
Balance at January 1, 2007	$(258)	$90	$(168)
Net unrealized investment gains arising during the period	103	(36)	67
Reclassification of gains included in net income	(39)	14	(25)
Impact on DAC, DSIC and benefit reserves	15	(5)	10
Balance at December 31, 2007	$(179)	$63	$(116)
Net unrealized investment losses arising during the period	(1,598)	559	(1,039)
Reclassification of losses included in net income	431	(151)	280
Impact on DAC, DSIC and benefit reserves	303	(106)	197
Balance at December 31, 2008	$(1,043)	$365	$(678)
Cumulative effect of accounting change	(58) (1)	20	(38)
Net unrealized investment gains arising during the period	2,378	(832)	1,546
Reclassification of gains included in net income	(73)	26	(47)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(566)	199	(367)
Balance at December 31, 2009	$638	$(222)	$416 (2)

(1)   Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009, net of DAC and DSIC amortization and certain benefit reserves.  See Note 3 for additional information on the adoption impact.

(2)   At December 31, 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Investment Gains included $(16) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Gross realized investment gains from sales	$185	$13	$64
Gross realized investment losses from sales	(50)	(6)	(20)
Other-than-temporary impairments related to credit	(62)	(440)	(4)

The $62 million of other-than-temporary impairments recognized in net realized investment gains (losses) in 2009 were related to credit losses on non-agency residential mortgage backed securities and corporate debt securities in the gaming industry and banking and finance industries.  The $440 million of other-than-temporary impairments recognized in net realized investment gains (losses) in 2008 primarily to credit losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services industry and asset backed and other securities. The $4 million of other-than-temporary impairments recognized in net realized investment gains (losses) in 2007 related to corporate debt securities in the publishing and home building industries.

Available-for-Sale securities by contractual maturity at December 31, 2009 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$738	$751
Due after one year through five years	6,638	6,862
Due after five years through 10 years	4,786	5,062
Due after 10 years	2,976	3,197
	15,138	15,872
Residential mortgage backed securities	5,249	5,196
Commercial mortgage backed securities	3,874	4,040
Asset backed securities	877	880
Other structured investments	4	11
Common and preferred stocks	30	23
Total	$25,172	$26,022

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

At December 31, 2009 and 2008, bonds carried at $7 million and $6 million, respectively, were on deposit with various states as required by law.

Commercial Mortgage Loans, Net

The following is a summary of commercial mortgage loans:

	December 31,
	2009	2008
	(in millions)
Commercial mortgage loans	$2,562	$2,754
Less: allowance for loan losses	(30)	(17)
Commercial mortgage loans, net	$2,532	$2,737

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

The balances of and changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Balance at January 1	$17	$16	$37
Provision for loan losses	14	1	(21)
Foreclosures, write-offs and loan sales	(1)	—	—
Balance at December 31	$30	$17	$16

Concentrations of credit risk of commercial mortgage loans by region were as follows:

	December 31,
	2009		2008
	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
	(in millions)
Commercial mortgage loans by U.S. region:
Atlantic	$835	$13	$880	$3
North Central	538	16	629	10
Pacific	487	13	463	20
Mountain	296	—	319	10
South Central	248	8	287	—
New England	158	—	176	—
	2,562	50	2,754	43
Less: allowance for loan losses	(30)	—	(17)	—
Total	$2,532	$50	$2,737	$43

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	December 31,
	2009		2008
	On-Balance Sheet	Funding Commitments	On-Balance Sheet	Funding Commitments
	(in millions)
Commercial mortgage loans by U.S. property type:
Shopping centers and retail	$842	$16	$869	$23
Office buildings	702	6	777	18
Industrial buildings	468	12	485	2
Apartments	340	—	383	—
Hotels and motels	61	—	76	—
Mixed use	46	—	50	—
Medical buildings	28	16	32	—
Other	75	—	82	—
	2,562	50	2,754	43
Less: allowance for loan losses	(30)	—	(17)	—
Total	$2,532	$50	$2,737	$43

Commitments to fund commercial mortgages were made in the ordinary course of business.  The funding commitments at December 31, 2009 and 2008 approximate fair value.

Below Investment Grade Syndicated Bank Loans, Net

The following is a summary of below investment grade syndicated bank loans:

	December 31,
	2009	2008
	(in millions)
Below investment grade syndicated bank loans	$228	$260
Less: allowance for loan losses	(12)	(12)
Net below investment grade syndicated bank loans	$216	$248

Below investment grade syndicated bank loans, which are included as a component of other investments, represent loans in which a group of lenders provide funds to borrowers. There is usually one originating lender which retains a small percentage and syndicates the remainder.

Trading Securities

Net recognized gains (losses) related to trading securities held at December 31, 2009, 2008 and 2007 were nil, $9 million and $(2) million, respectively.

Sources of Investment Income and Net Realized Investment Gains (Losses)

Net investment income is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Income on fixed maturities	$1,371	$1,043	$1,187
Income on commercial mortgage loans	160	173	173
Trading securities and other investments	35	55	82
	1,566	1,271	1,442
Less: investment expenses	(40)	(19)	(18)
Total	$1,526	$1,252	$1,424

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Fixed maturities	$73	$(433)	$40
Commercial mortgage loans	(13)	(1)	—
Trading securities and other investments	(1)	(8)	—
Reduction in the allowance for loan losses	—	—	21
Total	$59	$(442)	$61

5.     Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values. The carrying values are reflected in trading securities and other investments and were $28 million and $54 million as of December 31, 2009 and 2008, respectively. RTA has no obligation to provide further financial or other support to the affordable housing partnerships nor has it provided any additional support to the affordable housing partnerships. RiverSource Life had no liabilities recorded as of December 31, 2009 and 2008 related to the affordable housing partnerships.

6.     Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2009, 2008 and 2007, RiverSource Life completed the annual detailed review of valuation assumptions of its products.  In addition, during the third quarter of 2008, RiverSource Life converted to a new industry standard valuation system that provides enhanced modeling capabilities.

The total pretax impacts on RiverSource Life’s assets and liabilities attributable to the review of valuation assumptions during the third quarter of 2009, 2008 and 2007 and the valuation system conversion during the third quarter of 2008 were as follows:

Balance Sheet Impact Debit (Credit)	Reinsurance Recoverables	DAC	DSIC	Other Assets	Future Policy Benefits	Other Liabilities	Total
	(in millions)
2009 period	$(65)	$119	$9	$—	$71	$—	$134
2008 period	92	(81)	(6)	1	95	5	106
2007 period	(2)	(16)	3	—	(15)	—	(30)

The total pretax impacts on RiverSource Life’s revenues and expenses attributable to the review of the valuation assumptions for the years ended December 31, 2009, 2008 and 2007 and the valuation system conversion for the year ended December 31, 2008 were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
	(in millions)
2009 period	$—	$(65)	$80	$119	$—	$134
2008 period	2	95	89	(81)	1	106
2007 period	—	(2)	(12)	(16)	—	(30)

The balances of and changes in DAC were as follows:

	2009	2008	2007
	(in millions)
Balance at January 1	$4,324	$4,334	$4,321
Cumulative effect of accounting change	—	36	(204)
Capitalization of acquisition costs	558	587	699
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(264)	(780)	(454)
Amortization, impact of valuation assumptions review and valuation system conversion	119	(81)	(16)
Impact of change in net unrealized securities losses (gains)	(452)	228	(12)
Balance at December 31	$4,285	$4,324	$4,334

The balances of and changes in DSIC were as follows:

	2009	2008	2007
	(in millions)
Balance at January 1	$518	$511	$452
Cumulative effect of accounting change	—	9	(11)
Capitalization of sales inducements costs	82	87	124
Amortization, excluding impacts of valuation assumptions review and valuation system conversion	(19)	(115)	(56)
Amortization, impact of valuation assumptions review and valuation system conversion	9	(6)	3
Impact of change in net unrealized securities losses (gains)	(66)	32	(1)
Balance at December 31	$524	$518	$511

RiverSource Life adopted a new accounting standard on the recognition and presentation of other-than-temporary impairments in the first quarter of 2009.  The adoption had no net impact to DAC and DSIC.

Effective January 1, 2008, RiverSource Life adopted a new accounting standard on fair value measurements and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and

DSIC, respectively.  See Note 3 for additional information regarding RiverSource Life’s adoption of fair value accounting standards.

Effective January 1, 2007, RiverSource Life adopted a new accounting standard related to DAC in connection with modifications or exchanges of insurance contracts and recorded as a cumulative change in accounting principle a pretax reduction of $204 million and $11 million to DAC and DSIC, respectively.

7.     Reinsurance

Generally, RiverSource Life reinsures 90% of the death benefit liability related to individual fixed and variable universal life and term life insurance products.  As a result, RiverSource Life typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations.  RiverSource Life began reinsuring risks at this level during 2001 (2002 for RiverSource Life of NY) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by RiverSource Life is $1.5 million (increased from $750,000 during 2008) on a single life and $1.5 million on any flexible premium survivorship life policy.  Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing LTC policies, RiverSource Life (and RiverSource Life of NY for 1996 and later issues) retained 50% of the risk and ceded the remaining 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”).

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

At December 31, 2009 and 2008, traditional life and universal life insurance in force aggregated $192.8 billion and $192.3 billion, respectively, of which $131.2 billion and $127.6 billion were reinsured at the respective year ends.  Life insurance in force is reported on a statutory basis.  RiverSource Life also reinsures a portion of the risks assumed under its DI and LTC policies.

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Direct premiums	$721	$641	$628
Reinsurance ceded	(271)	(203)	(189)
Net premiums	$450	$438	$439

Policy and contract charges are presented on the Consolidated Statements of Income net of $62 million, $61 million and $57 million of reinsurance ceded for the years ended December 31, 2009, 2008 and 2007, respectively.

Reinsurance recovered from reinsurers was $167 million, $142 million and $126 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Reinsurance contracts do not relieve RiverSource Life from its primary obligation to policyholders.

Included in reinsurance recoverables is approximately $1.3 billion and $1.2 billion related to LTC risk ceded to Genworth as of December 31, 2009 and 2008, respectively.  Included in future policy benefits is $667 million and $689 million related to assumed reinsurance arrangements as of December 31, 2009 and 2008, respectively.

8.     Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	December 31,
	2009	2008
	(in millions)
Fixed annuities	$16,558	$14,058
Equity indexed annuities accumulated host values	159	228
Equity indexed annuities embedded derivatives	9	16
Variable annuities fixed sub-accounts	6,127	5,623
Variable annuity GMWB	204	1,471
Variable annuity GMAB	100	367
Other variable annuity guarantees	12	67
Total annuities	23,169	21,830
VUL/ UL insurance	2,595	2,526
Other life, DI and LTC insurance	4,619	4,397
Total future policy benefits	30,383	28,753
Policy claims and other policyholders’ funds	123	172
Total future policy benefits and policy claims and other policyholders’ funds	$30,506	$28,925

Separate account liabilities consisted of the following:

	December 31,
	2009	2008
	(in millions)
Variable annuity variable sub-accounts	$48,982	$37,657
VUL insurance variable sub-accounts	5,239	4,091
Other insurance variable sub-accounts	46	39
Total separate account liabilities	$54,267	$41,787

Fixed Annuities

Fixed annuities include both deferred and payout contracts.  Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested.  Payout contracts guarantee a fixed income payment for life or the term of the contract.  RiverSource Life generally invests the proceeds from the annuity payments in fixed rate securities.   RiverSource Life may hedge the interest rate risks related to fixed annuities with derivative instruments. As of December 31, 2009 and 2008, there were no outstanding derivatives to hedge these risks.

Equity Indexed Annuities

The Index 500 Annuity, RiverSource Life’s equity indexed annuity product, is a single premium deferred fixed annuity.  The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index.  This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders.  RiverSource Life generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 15 for additional information regarding RiverSource Life’s derivative instruments.  In 2007, RiverSource Life discontinued new sales of equity indexed annuities.

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account.  A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Most of the variable annuity contracts issued by RiverSource Life contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions.  RiverSource Life previously offered contracts with GMIB provisions. See Note 2 and Note 9 for additional information regarding RiverSource Life’s variable annuity guarantees. RiverSource Life does not currently hedge its risk under the GGU and GMIB provisions.  During the third quarter of 2009, RiverSource Life entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.  The total value of variable annuity contracts with GMWB riders increased from $12.7 billion at December 31, 2008 to $19.2 billion at December 31, 2009.  The total value of variable annuity contracts with GMAB riders increased from $2.0 billion at December 31, 2008 to $2.9 billion at December 31, 2009.  The total value of variable annuity contracts with GMDB riders increased from $42.2 billion at December 31, 2008 to $53.7 billion at December 31, 2009, of which $5.2 billion have corresponding hedges.  See Note 15 for additional information regarding derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by RiverSource Life.  Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account.  A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.  RiverSource Life also offers term and whole life insurance as well as disability products.  RiverSource Life no longer offers LTC products but has in force policies from prior years.  Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims, and obligations for anticipated future claims.

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

RiverSource Life has GMWB riders in force with the following provisions:

•      withdrawals at a specified rate per year until the amount withdrawn is equal to the guaranteed amount.

•      withdrawals at a specified rate per year for the life of the contractholder (“GMWB for life”).

•      withdrawals at a specified rate per year for joint contractholders while either is alive.  Once withdrawals begin, the contractholder’s funds are moved to one of three less aggressive asset allocation models (of the five that are available prior to withdrawal).

•      withdrawals based on performance of the contract or issue age.  On some contracts, credits are applied annually for the first ten years to increase the guaranteed amount as long as withdrawals have not been taken.

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

Certain UL contracts offered by RiverSource Life provide secondary guarantee benefits.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which RiverSource Life has established additional liabilities:

	December 31, 2009				December 31, 2008
Variable annuity guarantees by benefit type (1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of Premium	$30,938	$28,415	$974	61	$22,249	$20,153	$4,873	61
Six-Year Reset	13,886	11,197	926	61	12,719	10,063	2,802	61
One-Year Ratchet	7,081	6,400	873	63	5,770	5,061	2,163	62
Five-Year Ratchet	1,256	1,171	38	59	951	888	199	59
Other	582	542	98	67	471	429	192	66
Total — GMDB	$53,743	$47,725	$2,909	61	$42,160	$36,594	$10,229	61

GGU death benefit	$853	$775	$70	63	$699	$619	$65	63

GMIB	$628	$582	$126	63	$567	$511	$245	63

GMWB:
GMWB	$4,196	$4,067	$454	64	$3,513	$3,409	$1,312	63
GMWB for life	14,988	14,333	795	63	9,194	8,764	2,704	63
Total — GMWB	$19,184	$18,400	$1,249	63	$12,707	$12,173	$4,016	63

GMAB	$2,926	$2,853	$153	56	$2,006	$1,937	$608	56

(1)   Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type.  Variable annuity contracts for which the death benefit equals the account value are not shown in this table.

(2)   Represents the current guaranteed benefit amount in excess of the current contract value.  GMIB, GMWB and GMAB benefits are subject to waiting periods and payment periods specified in the contract.

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	58	10	1,335	334	6
Paid claims	(27)	(1)	—	—	(3)
Liability balance at December 31, 2008	55	12	1,471	367	7
Incurred claims	12	(5)	(1,267)	(267)	8
Paid claims	(61)	(1)	—	—	—
Liability balance at December 31, 2009	$6	$6	$204	$100	$15

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2009	2008
	(in millions)
Mutual funds:
Equity	$29,379	$21,899
Bond	16,537	12,135
Other	2,889	3,463
Total mutual funds	$48,805	$37,497

No gains or losses were recognized on assets transferred to separate accounts for the periods presented.

10.  Lines of Credit

In July 2009, RiverSource Life Insurance Company, as the borrower, entered into a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.   The interest rate for any borrowing under the new agreement is established by reference to LIBOR plus 28 basis points.  Amounts borrowed may be repaid at any time with no prepayment penalty.  As of December 31, 2009, the outstanding balance under this credit line was $300 million which was repaid in full with payments in January and February 2010.

RiverSource Life has available a committed line of credit with Ameriprise Financial aggregating $200 million.  The interest rate for any borrowings is established by reference to LIBOR.  There were no amounts outstanding on this line of credit at December 31, 2009 and 2008.

In September 2008, RiverSource Life, as the lender, entered into a revolving credit agreement with Ameriprise Financial as the borrower.  This line of credit is not to exceed 3% of RiverSource Life’s statutory admitted assets as of the prior year end.  The interest rate for any borrowing is established by reference to LIBOR plus 28 basis points.  In the event of default, an additional 1% interest will accrue during such period of default.  There were no amounts outstanding on this revolving credit agreement as of December 31, 2009 and 2008.

RiverSource Life had a collateral loan agreement with Ameriprise Financial aggregating up to $75 million which expired on October 31, 2008.

11.  Fair Values of Assets and Liabilities

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

Derivatives

The fair value of derivatives that are traded in certain over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include interest rate swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements. Structured derivatives that are used by RiverSource Life to hedge its exposure to market risk related to certain variable annuity riders are classified as Level 3. RiverSource Life settled these derivatives in the second quarter of 2009 and has not entered into any additional structured derivatives since then.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$13,755	$1,239	$14,994
Residential mortgage backed securities	—	2,424	2,772	5,196
Commercial mortgage backed securities	—	3,968	72	4,040
Asset backed securities	—	665	215	880
State and municipal obligations	—	613	—	613
U.S. government and agencies obligations	11	147	—	158
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	11	11
Total Available-for-Sale securities: Fixed maturities	11	21,679	4,309	25,999
Common and preferred stocks	—	23	—	23
Trading securities	—	36	—	36
Cash equivalents	2	801	—	803
Other assets	—	615	—	615
Separate account assets	—	54,267	—	54,267
Total assets at fair value	$13	$77,421	$4,309	$81,743

Liabilities
Future policy benefits	$—	$9	$299	$308
Other liabilities	—	757	—	757
Total liabilities at fair value	$—	$766	$299	$1,065

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$9,907	$1,086	$10,993
Residential mortgage backed securities	—	3,016	520	3,536
Commercial mortgage backed securities	—	2,440	3	2,443
Asset backed securities	—	531	95	626
State and municipal obligations	—	145	—	145
U.S. government and agencies obligations	21	190	—	211
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	9	9
Total Available-for-Sale securities: Fixed maturities	21	16,336	1,713	18,070
Common and preferred stocks	—	16	—	16
Trading securities	70	77	—	147
Cash equivalents	432	2,861	—	3,293
Other assets	—	2,238	200	2,438
Separate account assets	—	41,787	—	41,787
Total assets at fair value	$523	$63,315	$1,913	$65,751

Liabilities
Future policy benefits	$—	$16	$1,832	$1,848
Other liabilities	—	645	—	645
Total liabilities at fair value	$—	$661	$1,832	$2,493

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

					Purchases,
		Total Gains			Sales,
		(Losses) Included in			Issuances	Transfers
	Balance,			Other	and	In/(Out)		Balance,
	January 1,	Net		Comprehensive	Settlements,	of		December 31,
	2009	Income		Income	Net	Level 3		2009
	(in millions)
Available-for-Sale securities:
Fixed maturities
Corporate debt securities	$1,086	$—		$194	$20	$(61)		$1,239
Residential mortgage backed securities	520	65		156	2,031	—		2,772
Commercial mortgage backed securities	3	—		8	61	—		72
Asset backed securities	95	7		10	112	(9)		215
Other structured investments	9	2		—	—	—		11
Total Available-for-Sale securities:
Fixed maturities	1,713	74	(1)	368	2,224	(70	)(3)	4,309

Other assets	200	(37	)(2)	—	(163)	—		—
Future policy benefits	(1,832)	1,611	(2)	—	(78)	—		(299)

(1)   Represents a $7 million loss included in net realized investment gains (losses) and a $81 million gain included in net investment income in the Consolidated Statements of Income.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)   Represents securities with a fair value of $79 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service net of a security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

					Purchases,
		Total Gains			Sales,
		(Losses) Included in			Issuances	Transfers
	Balance,			Other	and	In/(Out)		Balance,
	January 1,	Net		Comprehensive	Settlements,	of		December 31,
	2008	Income		Loss	Net	Level 3		2008
	(in millions)
Available-for-Sale securities:
Fixed maturities
Corporate debt securities	$1,271	$(30)		$(152)	$(3)	$—		$1,086
Residential mortgage backed securities	417	(144)		(134)	162	219		520
Commercial mortgage backed securities	5	—		—	(2)	—		3
Asset backed securities	115	1		(24)	3	—		95
Other structured investments	2	4		6	(3)	—		9
Total Available-for-Sale securities:
Fixed maturities	1,810	(169	)(1)	(304)	157	219	(3)	1,713

Other assets	280	149	(2)	—	(229)	—		200
Future policy benefits	(158)	(1,611	)(2)	—	(63)	—		(1,832)
Other liabilities	—	(9)	(2)	—	9	—		—

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

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at December 31 for the year then ended:

	2009			2008
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Fixed maturities
Corporate debt securities	$—	$—	$—	$—	$(29)	$—
Residential mortgage backed securities	80	(31)	—	2	(146)	—
Asset backed securities	1	—	—	1	—	—
Total Available-for-Sale securities:
Fixed maturities	81	(31)	—	3	(175)	—

Other assets	—	—	—	—	—	126
Future policy benefits	—	—	1,582	—	—	(1,608)

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

	December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)

Financial Assets
Commercial mortgage loans, net	$2,532	$2,519	$2,737	$2,506
Policy loans	715	790	722	779
Other investments	226	245	248	202
Restricted cash	184	184	—	—
Financial Liabilities
Future policy benefits	$15,540	$15,657	$13,116	$12,418
Separate account liabilities	406	406	386	386
Line of credit with Ameriprise Financial	300	300	—	—

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

Restricted Cash

Restricted cash is generally set aside for specific business transactions and restrictions are specific to RiverSource Life and does not transfer to third party market participants, therefore, the carrying value amount is a reasonable estimate of fair value.

Future policy benefits

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior and RiverSource Life’s nonperformance risk specific to these liabilities. The fair value of other liabilities including non-life contingent fixed annuities in payout status, equity indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.

Separate account liabilities

Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets.  Carrying value is a reasonable estimate of the fair value as it represents the exit value as evidenced by withdrawal transactions between contractholders and RiverSource Life. A nonperformance adjustment is not included as the related separate account assets act as collateral for these liabilities and minimize nonperformance risk.

Line of credit with Ameriprise Financial

The fair value of the line of credit is determined by discounting cash flows with an adjustment for RiverSource Life’s nonperformance risk specific to this liability.  Due to the short-term nature of the line of credit, the carrying value is an approximation of the fair value.

12.  Related Party Transactions

RiverSource Investments, LLC is the investment manager for the proprietary mutual funds used as investment options by RiverSource Life’s variable annuity contractholders and variable life insurance policyholders.  RiverSource Life provides all fund management services, other than investment management, and is compensated for the administrative services it provides.  For the years ended December 31, 2009, 2008 and 2007, RiverSource Life received $87 million, $101 million and $97 million, respectively, from RiverSource Investments, LLC for these services.

RiverSource Life participates in the Ameriprise Financial Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements.  RiverSource Life contributions to the plan are based on participants’ age, years of service and total compensation for the year.  Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  RiverSource Life’s share of the total net periodic pension cost was $2 million in 2009, and $1 million in both 2008 and 2007.

RiverSource Life participates in the Ameriprise Financial 2005 Incentive Compensation Plan.  Employees, directors and independent contractors are eligible to receive incentive awards including stock options, restricted stock awards, restricted stock units, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction.  The expense for incentive awards was $3 million in 2009, 2008 and 2007.

RiverSource Life also participates in the defined contribution pension plans of Ameriprise Financial which cover all employees who have met certain employment requirements.  RiverSource Life contributions to the plans are a percent of either each employee’s eligible compensation or basic contributions.  Costs of these plans charged to operations were $2 million, nil and $3 million in 2009, 2008 and 2007, respectively.

RiverSource Life participates in the defined benefit health care plans of Ameriprise Financial that provide health care and life insurance benefits to retired employees and retired financial advisors.  The plans include participant contributions and service related eligibility requirements.  Upon retirement, such employees are considered to have been employees of Ameriprise Financial.  Ameriprise Financial expenses these benefits and allocates the expenses to its subsidiaries.  The cost of these plans charged to operations in 2009, 2008 and 2007 was nil, $1 million and $2 million, respectively.

Charges by Ameriprise Financial and affiliated companies to RiverSource Life for use of joint facilities, technology support, marketing services and other services aggregated $580 million, $673 million and $909 million for 2009, 2008 and 2007, respectively.  Certain of these costs are included in DAC.  Expenses allocated to RiverSource Life may not be reflective of expenses that would have been incurred by RiverSource Life on a stand-alone basis.

Dividends paid and received were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Cash dividends paid to Ameriprise Financial	$—	$775	$900
Cash dividends paid to RiverSource Life Insurance Company from RiverSource Life of NY	—	77	83
Cash dividend paid to RiverSource Life Insurance Company from RTA	22	—	—
Non-cash dividend paid to Ameriprise Financial from RTA	—	118	—

Notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds.  See Note 13 for additional information.

During 2008, RiverSource Life received a non-cash capital contribution of $83 million comprised of below investment grade syndicated bank loans from Ameriprise Financial. In addition, RiverSource Life Insurance Company received a $239 million contribution from Ameriprise Financial, consisting of all the issued and outstanding shares of RTA.

During 2009, RiverSource Life Insurance Company received a non-cash capital contribution of $131 million comprised of two buildings and the related land from Ameriprise Financial.  As part of the transaction, RiverSource Life Insurance Company entered into an agreement to lease the buildings to Ameriprise Financial.  In addition, RiverSource Life Insurance Company received a non-cash capital contribution of $200 million consisting of a reduction of the outstanding balance due to Ameriprise Financial under a line of credit.  See Note 10 for more information on RiverSource Life’s lines of credit.

There were no amounts included in other liabilities at December 31, 2009 and 2008 payable to Ameriprise Financial for federal income taxes.

During 2009, RiverSource Life sold corporate bonds of $27 million to Ameriprise Financial and recognized a gain of $9 million.

13.  Statutory Capital and Surplus

State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators.  For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval.  RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $433 million and $173 million as of December 31, 2009 and 2008, respectively.

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

Statutory net gain from operations and net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

	2009	2008	2007
	(in millions)
	(unaudited)
Statutory net gain (loss) from operations(1)	$1,793	$(1,184)	$523
Statutory net income (loss)(1)	1,887	(1,407)	555
Statutory capital and surplus	3,371	2,529	2,820

(1)   An increase in statutory reserves for variable annuity guaranteed benefits contributed significantly to the loss in 2008, but was substantially offset by unrealized gains on derivatives which are not included in the statutory income statement, but recorded directly to surplus. These impacts were substantially reversed in 2009.

14.  Income Taxes

RiverSource Life qualifies as a life insurance company for federal income tax purposes.  As such, RiverSource Life is subject to the Internal Revenue Code provisions applicable to life insurance companies.

The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)
Current income tax:
Federal	$325	$42	$(30)
State	1	3	—
Total current income tax	326	45	(30)
Deferred income tax
Federal	(80)	(236)	83
State	(1)	2	—
Total deferred income tax	(81)	(234)	83
Total income tax provision (benefit)	$245	$(189)	$53

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2009	2008	2007
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Tax-exempt interest and dividend income	(7.2)	56.6	(10.9)
State taxes, net of federal benefit	—	(3.7)	—
Low income housing credit	(2.0)	27.9	(7.0)
Foreign tax credit, net of addback	(1.0)	15.3	(2.3)
Taxes applicable to prior years	0.1	29.2	(4.0)
Other, net	—	(0.2)	—
Income tax provision	24.9%	160.1%	10.8%

RiverSource Life’s effective tax rate was 24.9% and 160.1% for the years ended December 31, 2009 and 2008, respectively.   The decrease in the effective tax rate is primarily due to pretax income for 2009 compared to a pretax loss in relation to a net tax benefit for 2008. RiverSource Life’s effective tax rate for 2008 included a $39 million tax benefit related to changes in the status of current audits.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes.  The significant components of RiverSource Life’s deferred income tax assets and liabilities are reflected in the following table:

	December 31,
	2009	2008
	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits	$1,390	$1,744
Investment related	163	—
Net unrealized losses on Available-for-Sale securities and derivatives	—	399
Net operating loss and tax credit carryforwards	185	159
Other	—	44
Gross deferred income tax assets	1,738	2,346

Deferred income tax liabilities:
DAC	1,264	1,168
Investment related	—	398
Net unrealized gains on Available-for-Sale securities	203	—
DSIC	193	181
Other	15	—
Gross deferred income tax liabilities	1,675	1,747
Net deferred income tax assets	$63	$599

RiverSource Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.

Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2009 and 2008.

Additionally, RiverSource Life has tax benefits related to net operating loss carryforwards of $16 million which expire beginning December 31, 2025 as well as tax credit carryforwards of $149 million which expire beginning December 31, 2025.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2009	2008	2007
	(in millions)
Balance at January 1	$(89)	$97	$73
Additions (reductions) based on tax positions related to the current year	1	(165)	34
Additions for tax positions of prior years	18	38	16
Reductions for tax positions of prior years	(7)	(59)	(26)
Balance at December 31	$(77)	$(89)	$97

If recognized, approximately $49 million, $30 million and $49 million, net of federal tax benefits, of the unrecognized tax benefits as of December 31, 2009, 2008 and 2007, respectively, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of $1 million, $14 million and $11 million in interest and penalties for the year ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009 and 2008, RiverSource Life had a receivable of $16 million and $15 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  However, there are a number of open audits and quantification of a range cannot be made at this time.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return completed its field examination of the RiverSource Life’s income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009.  However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2008, the IRS commenced an examination of RiverSource Life’s U.S. income tax returns for 2005 through 2007, which is expected to be completed in 2010.  RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies. Revenue Ruling 2007-61 suspended a revenue ruling issued in August 2007 that purported to change accepted industry and IRS interpretations of the statutes governing these computational questions. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives. Management believes that it is likely that any such regulations would apply prospectively only.   Additionally, included in the Administration’s 2011 Revenue Proposals is a provision to modify the DRD for life insurance companies’ separate accounts, which if enacted could significantly reduce the DRD tax benefits RiverSource Life receives, prospectively, beginning in 2011.  For the year ended December 31, 2009, RiverSource Life recorded a benefit of approximately $62 million related to the current year’s separate account DRD.

As a result of the separation of Ameriprise Financial from American Express, RiverSource Life and subsidiaries will not be able to file a consolidated U.S. federal income tax return with other members of Ameriprise Financial’s affiliated group until 2010.

The items comprising other comprehensive income (loss) are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Net unrealized securities gains (losses)	$166	$(302)	$28
Net unrealized derivative gains	2	2	—
Net income tax provision (benefit)	$168	$(300)	$28

15.  Derivatives and Hedging Activities

Derivative instruments enable RiverSource Life to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. RiverSource Life primarily enters into derivative agreements for risk management purposes related to RiverSource Life’s products and operations.

RiverSource Life uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product at December 31, 2009:

Derivatives not designated as hedging instruments	Balance Sheet Location	Asset	Balance Sheet Location	Liability
		(in millions)		(in millions)
Interest rate contracts
GMWB and GMAB	Other assets	$176	Other liabilities	$280

Equity contracts
GMWB and GMAB	Other assets	437	Other liabilities	474
GMDB		—	Other liabilities	2
Equity indexed annuities	Other assets	2		—
Equity indexed annuities embedded derivatives		—	Future policy benefits	9

Other
GMWB and GMAB embedded derivatives(1)		—	Future policy benefits	299
Total		$615		$1,064

(1)   The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See Note 11 for additional information regarding RiverSource Life’s fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income for the year ended December 31, 2009:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$(435)

Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(1,310)
GMDB	Benefits, claims, losses and settlement expenses	(10)
Equity indexed annuities	Interest credited to fixed accounts	4
Equity indexed annuities embedded derivatives	Interest credited to fixed accounts	7

Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	1,533
Total		$(211)

RiverSource Life holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity and interest rate risk related to various RiverSource Life products and transactions.

The majority of RiverSource Life’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline. Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively. RiverSource Life economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps. In the third quarter of 2009, RiverSource Life entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.  At December 31, 2009, the gross notional amount of these contracts was $38.7 billion and $77 million for RiverSource Life’s GMWB and GMAB provisions and GMDB provisions, respectively. The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments RiverSource Life is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2010	$189	$5
2011	181	4
2012	160	3
2013	143	2
2014	118	1
2015-2024	410	4

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by RiverSource Life related to equity indexed annuities products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, RiverSource Life enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $129 million at December 31, 2009.

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

Cash Flow Hedges

RiverSource Life has amounts classified in accumulated other comprehensive income (loss) related to gains and losses associated with the effective portion of previously designated cash flow hedges. RiverSource Life reclassifies these amounts into income as the forecasted transactions impact earnings. During the year ended December 31, 2009, RiverSource Life held no derivatives that were designated as cash flow hedges.

The following is a summary of unrealized derivatives gains (losses) included in accumulated other comprehensive income (loss) related to cash flow hedges:

	2009	2008	2007
		(in millions)
Net unrealized derivatives losses at January 1	$(38)	$(40)	$(41)
Unrealized derivative losses arising during the period	—	(1)	(1)
Reclassification of realized gains(1)	6	5	2
Income tax provision (benefit)	(2)	(2)	—
Net unrealized derivatives losses at December 31	$(34)	$(38)	$(40)

(1)   Gain reclassified from Accumulated Other Comprehensive to Net Investment Income on Consolidated Statements of Income.

At December 31, 2009, RiverSource Life expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately. No hedge relationships were discontinued during the years ended December 31, 2009, 2008 and 2007 due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the years ended December 31, 2009 and 2008, there were no amounts recognized in earnings on derivative transactions that were ineffective. For the year ended December 31, 2007, RiverSource Life recognized $2 million in net investment income related to ineffectiveness on its swaptions.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 9 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with RiverSource Life’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, RiverSource Life has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical. As of December 31, 2009, RiverSource Life held $88 million in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral RiverSource Life is obligated to return to counterparties.  As of December 31, 2009, RiverSource Life had accepted additional collateral consisting of various securities with a fair market value of $22 million, which are not reflected on the Consolidated Balance Sheets.  As of December 31, 2009, RiverSource Life’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $53 million.

Certain of RiverSource Life’s derivative instruments contain provisions that adjust the level of collateral RiverSource Life is required to post based on RiverSource Life’s financial strength rating (or based on the debt rating of RiverSource Life’s parent, Ameriprise Financial). Additionally, certain of RiverSource Life’s derivative contracts contain provisions that allow the counterparty to terminate the contract if RiverSource Life does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, RiverSource Life’s counterparty could require immediate settlement of any net liability position. At December 31, 2009, the aggregate fair value of all derivative instruments containing such credit risk features was $296 million. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2009 was $269 million. If the credit risk features of derivative contracts that were in a net liability position at December 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $27 million.

16.  Commitments and Contingencies

At December 31, 2009 and 2008, RiverSource Life had no material commitments to purchase investments other than mortgage loan fundings. See Note 4 for additional information.

RiverSource Life’s annuity and life products all have minimum interest rate guarantees in their fixed accounts.  As of December 31, 2009, these guarantees range up to 5.0%.  To the extent the yield on RiverSource Life’s invested assets portfolio declines below its target spread plus the minimum guarantee, RiverSource Life’s profitability would be negatively affected.

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

RiverSource Life’s management, under the supervision and with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There have not been any changes in RiverSource Life’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life’s internal control over financial reporting for RiverSource Life.

Management’s Report on Internal Control Over Financial Reporting

The management of RiverSource Life is responsible for establishing and maintaining adequate internal control over financial reporting.

RiverSource Life’s internal control over financial reporting is a process designed by or under the supervision of, RiverSource Life’s principal executive and principal financial officers and effected by RiverSource Life’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

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

RiverSource Life’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of RiverSource Life’s internal control over financial reporting as of December 31, 2009. In making this assessment, RiverSource Life’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, RiverSource Life believes that, as of December 31, 2009, RiverSource Life’s internal control over financial reporting is effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item omitted pursuant to General Instructions I(2) (c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Ernst & Young LLP (“Ernst & Young”) as independent registered public accounting firm to audit the Consolidated Financial Statements of RiverSource Life for the years ended December 31, 2009 and 2008.

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by Ernst & Young for the audit of RiverSource Life’s financial statements for the years ended December 31, 2009 and 2008 and other fees billed for other services rendered by Ernst & Young during those periods.

	2009	2008
	(in thousands)
Audit Fees (1)	$2,361	$2,183
Audit-related Fees	26	25
Tax Fees	—	—
All Other Fees	—	—
Total	$2,387	$2,208

(1)    Audit fees included audit work performed in the review of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

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

In 2009 and 2008, 100% of the services provided by Ernst & Young for RiverSource Life were pre-approved by the Audit Committee of Ameriprise Financial.

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

RIVERSOURCE LIFE INSURANCE COMPANY

Registrant

February 23, 2010	By	/s/ Timothy V. Bechtold
Date		Timothy V. Bechtold, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2010	/s/ Timothy V. Bechtold
Date	Timothy V. Bechtold, Director and President
(Principal Executive Officer)

February 23, 2010	/s/ Brian J. McGrane
Date	Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

February 23, 2010	/s/ Gumer C. Alvero
Date	Gumer C. Alvero, Director

February 23, 2010	/s/ David K. Stewart
Date	David K. Stewart, Vice President and Controller
(Principal Accounting Officer)

February 23, 2010	/s/ Kevin E. Palmer
Date	Kevin E. Palmer, Director

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