Form 10-Q
period 2010-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2010-05-04
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2010
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2010, $24,143; 2009, $25,142)	$25,344	$25,999
Common and preferred stocks, at fair value (cost: 2010 and 2009, $30)	27	23
Commercial mortgage loans, at cost (less allowance for loan losses: 2010, $36; 2009, $30)	2,522	2,532
Policy loans	715	715
Trading securities and other investments	288	310
Total investments	28,896	29,579
Cash and cash equivalents	619	811
Restricted cash	208	184
Reinsurance recoverables	1,726	1,688
Deferred income taxes, net	—	63
Other receivables	264	332
Accrued investment income	294	303
Deferred acquisition costs	4,196	4,285
Deferred sales inducement costs	514	524
Other assets	1,024	936
Separate account assets	56,412	54,267

Total assets	$94,153	$92,972
Liabilities and Shareholder’s Equity Liabilities:
Future policy benefits	$30,338	$30,383
Policy claims and other policyholders’ funds	142	123
Deferred income taxes, net	339	—
Line of credit with Ameriprise Financial, Inc.	—	300
Other liabilities	1,085	1,955
Separate account liabilities	56,412	54,267
Total liabilities	88,316	87,028
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,445	2,445
Retained earnings	2,863	3,114
Accumulated other comprehensive income, net of tax	526	382
Total shareholder’s equity	5,837	5,944

Total liabilities and shareholder’s equity	$94,153	$92,972

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2010	2009
Revenues
Premiums	$115	$110
Net investment income	408	321
Policy and contract charges	325	284
Other revenues	68	47
Net realized investment gains	5	27

Total revenues	921	789

Benefits and expenses
Benefits, claims, losses and settlement expenses	225	(20)
Interest credited to fixed accounts	228	205
Amortization of deferred acquisition costs	99	267
Other insurance and operating expenses	135	148

Total benefits and expenses	687	600

Pretax income	234	189
Income tax provision	60	37

Net income	$174	$152

Supplemental Disclosures:
Net realized investment gains:
Net realized investment gains before impairment losses on securities	$28	$47
Total other-than-temporary impairment losses on securities	(22)	(20)
Portion of loss recognized in other comprehensive income	(1)	—
Net impairment losses recognized in net realized investment gains	(23)	(20)
Net realized investment gains	$5	$27

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$174	$152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(102)	(212)
Amortization of deferred acquisition and sales inducement costs	111	316
Depreciation, amortization and accretion, net	(20)	3
Deferred income tax expense (benefit)	321	(37)
Contractholder and policyholder charges, non-cash	(65)	(65)
Net realized investment gains	(31)	(47)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	26	20
Change in operating assets and liabilities:
Trading securities and equity method investments, net	3	(288)
Future policy benefits for traditional life, disability income and long term care insurance	62	63
Policy claims and other policyholders’ funds	20	45
Reinsurance recoverables	(38)	(42)
Other receivables	(1)	16
Accrued investment income	9	(16)
Derivatives collateral, net	(80)	(625)
Other assets and liabilities, net	(321)	127
Net cash provided by (used in) operating activities	68	(590)
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,500	1,153
Maturities, sinking fund payments and calls	894	879
Purchases	(1,953)	(3,122)
Proceeds from sales and maturities of commercial mortgage loans	53	47
Funding of commercial mortgage loans	(49)	(34)
Proceeds from sales of other investments	23	5
Purchases of other investments	—	(10)
Change in policy loans, net	—	7
Net cash provided by (used in) investing activities	468	(1,075)
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	430	2,417
Net transfers (to) from separate accounts	(39)	284
Surrenders and other benefits	(358)	(770)
Payments on line of credit with Ameriprise Financial, Inc.	(300)	—
Deferred premium options, net	(36)	61
Cash dividend to Ameriprise Financial, Inc.	(425)	—
Net cash (used in) provided by financing activities	(728)	1,992
Net increase (decrease) in cash and cash equivalents	(192)	327
Cash and cash equivalents at beginning of period	811	3,307
Cash and cash equivalents at end of period	$619	$3,634
Supplemental Disclosures:
Income taxes paid, net	$145	$1

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

Three Months Ended March 31, 2010 and 2009

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2009	$3	$2,116	$2,336	$(716)	$3,739
Change in accounting principles, net of tax	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	152	—	152
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	21	21
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	(2)	(2)
Change in net unrealized derivative losses	—	—	—	1	1
Total comprehensive income					172
Tax adjustment on share-based incentive compensation plan	—	(1)	—	—	(1)
Balances at March 31, 2009	$3	$2,115	$2,526	$(734)	$3,910

Balances at January 1, 2010	$3	$2,445	$3,114	$382	$5,944
Comprehensive income:
Net income	—	—	174	—	174
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	142	142
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	1	1
Change in net unrealized derivative losses	—	—	—	1	1
Total comprehensive income					318
Cash dividend to Ameriprise Financial, Inc.	—	—	(425)	—	(425)
Balances at March 31, 2010	$3	$2,445	$2,863	$526	$5,837

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1.              Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and its wholly owned subsidiaries, RiverSource Life Insurance Co. of New York and RiverSource Tax Advantaged Investments, Inc. (“RTA”).  RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain reclassifications of prior period amounts have been made to conform to the current presentation.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in RiverSource Life’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2010.

RiverSource Life evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the consolidation of variable interest entities (“VIEs”).  The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs.  In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and annual reporting periods beginning after November 15, 2009.  RiverSource Life adopted the standards effective January 1, 2010 which did not impact its consolidated financial condition and results of operations.

Subsequent Events

In February 2010, the FASB amended the accounting standards related to the recognition and disclosure of subsequent events.  The amendments remove the requirement to disclose the date through which subsequent events are evaluated for SEC filers.  The standard is effective upon issuance and shall be applied prospectively.  RiverSource Life adopted the standard in the first quarter of 2010 which did not have any effect on RiverSource Life’s consolidated financial condition and results of operations.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements.  The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis.  The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010.  RiverSource Life adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which RiverSource Life will adopt in the first quarter of 2011.  The adoption did not have any effect on RiverSource Life’s consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”)

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

3.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values.  The carrying values are reflected in trading securities and other investments and were $25 million and $28 million as of March 31, 2010 and December 31, 2009, respectively.  RTA has no obligation to provide further financial or other support to the affordable housing partnerships nor has it provided any additional support to the affordable housing partnerships.  RiverSource Life had no liabilities recorded as of March 31, 2010 and December 31, 2009 related to the affordable housing partnerships.

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	March 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,844	$948	$(51)	$14,741	$1
Residential mortgage backed securities	4,841	221	(196)	4,866	(41)
Commercial mortgage backed securities	3,700	257	(3)	3,954	—
Asset backed securities	794	37	(21)	810	—
State and municipal obligations	758	19	(39)	738	—
U.S. government and agencies obligations	109	7	—	116	—
Foreign government bonds and obligations	93	15	—	108	—
Other structured investments	4	7	—	11	7
Total fixed maturities	24,143	1,511	(310)	25,344	(33)
Common and preferred stocks	30	—	(3)	27	—
Total	$24,173	$1,511	$(313)	$25,371	$(33)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-Credit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,245	$855	$(106)	$14,994	$1
Residential mortgage backed securities	5,249	185	(238)	5,196	(41)
Commercial mortgage backed securities	3,874	182	(16)	4,040	—
Asset backed securities	877	32	(29)	880	—
State and municipal obligations	647	12	(46)	613	—
U.S. government and agencies obligations	152	7	(1)	158	—
Foreign government bonds and obligations	94	14	(1)	107	—
Other structured investments	4	7	—	11	7
Total fixed maturities	25,142	1,294	(437)	25,999	(33)
Common and preferred stocks	30	—	(7)	23	—
Total	$25,172	$1,294	$(444)	$26,022	$(33)

(1)          Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income.  Amount includes unrealized gains and losses on impaired securities subsequent to the impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At both March 31, 2010 and December 31, 2009, fixed maturity securities comprised approximately 88% of RiverSource Life’s total investments.  These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.1 billion of securities at both March 31, 2010 and December 31, 2009, which were rated by RiverSource Investments, LLC’s internal analysts using criteria similar to Moody’s, S&P and Fitch.  Ratings on fixed maturity securities are presented using the median of ratings from Moody’s, S&P and Fitch.  If only two of the ratings are available, the lower rating is used.

A summary of fixed maturity securities by rating was as follows:

	March 31, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,584	$9,035	36%	$9,194	$9,520	37%
AA	1,073	1,098	4	1,081	1,084	4
A	3,983	4,160	16	4,182	4,326	17
BBB	9,152	9,837	39	9,276	9,826	38
Below investment grade	1,351	1,214	5	1,409	1,243	4
Total fixed maturities	$24,143	$25,344	100%	$25,142	$25,999	100%

At March 31, 2010 and December 31, 2009, approximately 32% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2010
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	109	$714	$(10)	117	$966	$(41)	226	$1,680	$(51)
Residential mortgage backed securities	36	1,041	(27)	69	385	(169)	105	1,426	(196)
Commercial mortgage backed securities	4	40	—	14	145	(3)	18	185	(3)
Asset backed securities	3	43	(2)	18	89	(19)	21	132	(21)
State and municipal obligations	25	141	(4)	2	100	(35)	27	241	(39)
U.S. government and agencies obligations	1	50	—	—	—	—	1	50	—
Other structured investments	—	—	—	2	—	—	2	—	—
Common and preferred stock	—	—	—	2	27	(3)	2	27	(3)
Total	178	$2,029	$(43)	224	$1,712	$(270)	402	$3,741	$(313)

	December 31, 2009
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	133	$1,088	$(18)	165	$1,313	$(88)	298	$2,401	$(106)
Residential mortgage backed securities	43	1,184	(34)	68	363	(204)	111	1,547	(238)
Commercial mortgage backed securities	33	353	(4)	26	297	(12)	59	650	(16)
Asset backed securities	7	70	(1)	18	87	(28)	25	157	(29)
State and municipal obligations	32	232	(9)	2	99	(37)	34	331	(46)
U.S. government and agencies obligations	2	89	(1)	—	—	—	2	89	(1)
Foreign government bonds and obligations	—	—	—	2	4	(1)	2	4	(1)
Other structured investments	—	—	—	2	—	—	2	—	—
Common and preferred stock	—	—	—	2	23	(7)	2	23	(7)
Total	250	$3,016	$(67)	285	$2,186	$(377)	535	$5,202	$(444)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads.  The primary driver of lower unrealized losses at March 31, 2010 was the tightening of credit spreads across sectors.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	2010	2009
	(in millions)
Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$82	$101
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	14	8
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	7	4
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$103	$113

The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities; and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.  As a result of the adoption of a new accounting standard effective January 1, 2009, net unrealized investment gains (losses) arising during the period also include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.  Additionally, reclassification of (gains) losses included in net income contains noncredit other-than-temporary impairment losses that were previously unrealized, but have been recognized in current period net income due to their reclassification as credit losses.

The following table presents a rollforward of the net unrealized investment gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Investment Gains (Losses)		Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
			(in millions)
Balance at January 1, 2009	$(1,043)		$365	$(678)
Cumulative effect of accounting change	(58	)(1)	20	(38)
Net unrealized investment gains arising during the period	129		(44)	85
Reclassification of gains included in net income	(27)		9	(18)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(74)		26	(48)
Balance at March 31, 2009	$(1,073)		$376	$(697	)(2)

Balance at January 1, 2010	$638		$(222)	$416
Net unrealized investment gains arising during the period	356		(126)	230
Reclassification of gains included in net income	(8)		3	(5)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(127)		44	(83)
Balance at March 31, 2010	$859		$(301)	$558	(2)

(1)          Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009.  See Note 2 for additional information on the adoption impact.

(2)          At March 31, 2010 and 2009, Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains included $(15) million and $(38) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Gross realized investment gains from sales	$32	$48
Gross realized investment losses from sales	(1)	(1)
Other-than-temporary impairments related to credit	(23)	(20)

The $23 million of other-than-temporary impairments for the three months ended March 31, 2010 were primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  The $20 million of other-than-temporary impairments for the three months ended March 31, 2009 were primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industries.

Available-for-Sale securities by contractual maturity at March 31, 2010 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$958	$977
Due after one year through five years	5,962	6,249
Due after five years through 10 years	4,669	5,020
Due after 10 years	3,215	3,457
	14,804	15,703
Residential mortgage backed securities	4,841	4,866
Commercial mortgage backed securities	3,700	3,954
Asset backed securities	794	810
Other structured investments	4	11
Common and preferred stocks	30	27
Total	$24,173	$25,371

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

5.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$4,285	$4,324
Capitalization of acquisition costs	87	190
Amortization	(99)	(267)
Impact of change in net unrealized securities gains	(77)	(67)
Balance at March 31	$4,196	$4,180

The balances of and changes in DSIC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$524	$518
Capitalization of sales inducement costs	15	22
Amortization	(12)	(49)
Impact of change in net unrealized securities gains	(13)	(14)
Balance at March 31	$514	$477

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Fixed annuities	$16,571	$16,558
Equity indexed annuities (“EIA”) accumulated host values	141	159
EIA embedded derivatives	7	9
Variable annuities fixed sub-accounts	6,123	6,127
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	121	204
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	78	100
Other variable annuity guarantees	10	12
Total annuities	23,051	23,169
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,609	2,595
Other life, disability income and long term care insurance	4,678	4,619
Total future policy benefits	30,338	30,383
Policy claims and other policyholders’ funds	142	123
Total future policy benefits and policy claims and other policyholders’ funds	$30,480	$30,506

Separate account liabilities consisted of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Variable annuity variable sub-accounts	$50,921	$48,982
VUL insurance variable sub-accounts	5,446	5,239
Other insurance variable sub-accounts	45	46
Total separate account liabilities	$56,412	$54,267

7.              Variable Annuity and Insurance Guarantees

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which RiverSource Life has established additional liabilities:

	March 31, 2010				December 31, 2009
Variable annuity guarantees by benefit type (1)	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age	Total contract value	Contract value in separate accounts	Net amount at risk(2)	Weighted average attained age
	(in millions, except age)
GMDB:
Return of premium	$32,513	$29,959	$614	62	$30,938	$28,415	$974	61
Five/six-year reset	13,998	11,325	691	62	13,919	11,223	929	61
One-year ratchet	7,284	6,620	666	63	7,081	6,400	873	63
Five-year ratchet	1,309	1,223	25	59	1,256	1,171	38	59
Other	565	535	84	67	549	516	95	67
Total — GMDB	$55,669	$49,662	$2,080	62	$53,743	$47,725	$2,909	61

GGU death benefit	$887	$806	$72	63	$853	$775	$70	63

GMIB	$631	$588	$110	63	$628	$582	$126	63

GMWB:
GMWB	$4,273	$4,141	$322	64	$4,196	$4,067	$454	64
GMWB for life	16,051	15,379	526	63	14,988	14,333	795	63
Total — GMWB	$20,324	$19,520	$848	63	$19,184	$18,400	$1,249	63

GMAB	$3,063	$2,986	$98	56	$2,926	$2,853	$153	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	23	1	(272)	(37)	2
Paid claims	(26)	—	—	—	—
Liability balance at March 31, 2009	$52	$13	$1,199	$330	$9

Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	3	—	(83)	(22)	4
Paid claims	(5)	—	—	—	(2)
Liability balance at March 31, 2010	$4	$6	$121	$78	$17

8.              Line of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance at December 31, 2009 of $300 million under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  The interest rate for any borrowing under the agreement is established by reference to LIBOR plus 28 basis points.  Amounts borrowed may be repaid at any time with no prepayment penalty.  The outstanding balance was paid in full during the first quarter of 2010.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Fair Values of Assets and Liabilities

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, agency mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. and foreign government and agency securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services.  Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes.  Level 3 securities include corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities.  The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities, described in detail below.

While RiverSource Life believes the market for non-agency residential mortgage backed securities is still inactive, effective March 31, 2010, RiverSource Life returned to using prices from nationally-recognized pricing services to determine the fair value of certain non-agency residential mortgage backed securities because the difference between these prices and the results of RiverSource Life’s discounted cash flows was not significant.

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

Other Assets

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

Liabilities

Future Policy Benefits

RiverSource Life values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models.  These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees.  The projected cash flows used by these models include observable capital market assumptions (such as market implied equity volatility and the LIBOR swap curve) and incorporate significant unobservable inputs related to contractholder behavior assumptions (such as withdrawals and lapse rates) and margins for risk, profit and expenses that RiverSource Life believes an exit market participant would expect.  The fair value of these embedded derivatives also reflects a current estimate of RiverSource Life’s nonperformance risk specific to these liabilities.  Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.  The embedded derivative liability attributable to these provisions is recorded in future policy benefits.  RiverSource Life uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its equity indexed annuities.  The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels.  As a result, these measurements are classified as Level 2.

Other Liabilities

The fair value of the derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include interest rate swaps and options.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)

Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$13,492	$1,249	$14,741
Residential mortgage backed securities	—	2,184	2,682	4,866
Commercial mortgage backed securities	—	3,874	80	3,954
Asset backed securities	—	595	215	810
State and municipal obligations	—	738	—	738
U.S. government and agencies obligations	10	106	—	116
Foreign government bonds and obligations	—	108	—	108
Other structured investments	—	—	11	11
Total Available-for-Sale securities: Fixed maturities	10	21,097	4,237	25,344
Common and preferred stocks	—	27	—	27
Trading securities	—	36	—	36
Cash equivalents	9	610	—	619
Other assets:
Interest rate derivative contracts	—	166	—	166
Equity derivative contracts	—	326	—	326
Total Other assets	—	492	—	492
Separate account assets	—	56,412	—	56,412
Total assets at fair value	$19	$78,674	$4,237	$82,930

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$7	$—	$7
GMWB and GMAB embedded derivatives	—	—	193	193
Total Future policy benefits	—	7	193	200
Other liabilities:
Interest rate derivative contracts	—	195	—	195
Equity derivative contracts	—	591	—	591
Total Other liabilities	—	786	—	786
Total liabilities at fair value	$—	$793	$193	$986

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$13,755	$1,239	$14,994
Residential mortgage backed securities	—	2,424	2,772	5,196
Commercial mortgage backed securities	—	3,968	72	4,040
Asset backed securities	—	665	215	880
State and municipal obligations	—	613	—	613
U.S. government and agencies obligations	11	147	—	158
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	11	11
Total Available-for-Sale securities: Fixed maturities	11	21,679	4,309	25,999
Common and preferred stocks	—	23	—	23
Trading securities	—	36	—	36
Cash equivalents	2	801	—	803
Other assets	—	615	—	615
Separate account assets	—	54,267	—	54,267
Total assets at fair value	$13	$77,421	$4,309	$81,743

Liabilities
Future policy benefits	$—	$9	$299	$308
Other liabilities	—	757	—	757
Total liabilities at fair value	$—	$766	$299	$1,065

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases, Sales, Issuances
	Balance, January 1, 2010	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3	Balance, March 31, 2010
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$1,239	$—		$19	$(9)	$—	$1,249
Residential mortgage backed securities	2,772	(2)		60	(148)	—	2,682
Commercial mortgage backed securities	72	—		8	—	—	80
Asset backed securities	215	3		10	(13)	—	215
Other structured investments	11	1		—	(1)	—	11
Total Available-for-Sale securities:
Fixed maturities	4,309	2	(1)	97	(171)	—	4,237

Future policy benefits:
GMWB and GMAB embedded derivatives	(299)	134	(2)	—	(28)	—	(193)

(1)          Represents a $19 million loss included in net realized investment gains and a $21 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

		Total Gains (Losses) Included in			Purchases, Sales, Issuances
	Balance, January 1, 2009	Net Income		Other Comprehensive Loss	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, March 31, 2009
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$1,086	$—		$24	$(39)	$(14	)(3)	$1,057
Residential mortgage backed securities	520	2		(29)	1,247	—		1,740
Commercial mortgage backed securities	3	—		—	—	—		3
Asset backed securities	95	1		(4)	20	—		112
Other structured investments	9	—		(1)	—	—		8
Total Available-for-Sale securities:
Fixed maturities	1,713	3	(1)	(10)	1,228	(14)		2,920

Other assets	200	(4	)(2)	—	(71)	—		125
Future policy benefits	(1,832)	331	(2)	—	(15)	—		(1,516)

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

RiverSource Life recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.  There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2010.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at March 31 for the three months then ended:

	2010			2009
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Residential mortgage backed securities	$19	$(21)	$—	$7	$(4)	$—
Asset backed securities	2	—	—	—	—	—
Total Available-for-Sale securities:
Fixed maturities	21	(21)	—	7	(4)	—
Future policy benefits	—	—	132	—	—	322

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

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,522	$2,541	$2,532	$2,519
Policy loans	715	764	715	790
Other investments	212	232	226	245
Restricted cash	208	208	184	184
Financial Liabilities
Future policy benefits	$15,492	$15,413	$15,540	$15,657
Separate account liabilities	409	409	406	406
Line of credit with Ameriprise Financial	—	—	300	300

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

Other Investments

Other investments primarily consist of syndicated loans and an investment in Federal Home Loan Bank (“FHLB”) of Des Moines.  The fair value of syndicated loans is obtained from a nationally-recognized pricing service.  The carrying value of the investment in FHLB is considered a reasonable estimate of the fair value, as this represents the stated exit price for this investment.

Restricted Cash

Restricted cash is generally set aside for specific business transactions and restrictions are specific to RiverSource Life and do not transfer to third party market participants, therefore, the carrying value amount is a reasonable estimate of fair value.

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

10.       Derivatives and Hedging Activities

Derivative instruments enable RiverSource Life to manage its exposure to various market risks.  The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices.  RiverSource Life primarily enters into derivative agreements for risk management purposes related to RiverSource Life’s products and operations.

RiverSource Life uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2010	December 31, 2009	Balance Sheet Location	March 31, 2010	December 31, 2009
		(in millions)			(in millions)
Interest rate contracts
GMWB and GMAB	Other assets	$166	$176	Other liabilities	$195	$280
Equity contracts
GMWB and GMAB	Other assets	326	437	Other liabilities	589	474
GMDB		—	—	Other liabilities	2	2
EIA	Other assets	1	2		—	—
EIA embedded derivatives		—	—	Future policy benefits	7	9
Other
GMWB and GMAB embedded derivatives(1)		—	—	Future policy benefits	193	299
Total		$493	$615		$986	$1,064

(1)          The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See Note 9 for additional information regarding RiverSource Life’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
		(in millions)
Interest rate contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$26	$(123)
Equity contracts
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(183)	61
GMDB	Benefits, claims, losses and settlement expenses	(3)	—
EIA	Interest credited to fixed accounts	1	(2)
EIA embedded derivatives	Interest credited to fixed accounts	2	1
Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	106	316
Total		$(51)	$253

RiverSource Life holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment.  These derivative instruments are used as economic hedges of equity and interest rate risk related to various RiverSource Life products and transactions.

The majority of RiverSource Life’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline.  Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively.  RiverSource Life economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions and interest rate swaps.  In 2009, RiverSource Life entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.  At March 31, 2010, the gross notional amount of these contracts was $36.5 billion and $78 million for RiverSource Life’s GMWB and GMAB provisions and GMDB provisions, respectively.  At December 31, 2009, the gross notional amount of these contracts was $38.7 billion and $77 million for RiverSource Life’s GMWB and GMAB provisions and GMDB provisions, respectively.  The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments RiverSource Life is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2010(1)	$166	$5
2011	204	4
2012	174	3
2013	151	2
2014	126	1
2015-2024	434	4

(1)   2010 amounts represent the amounts payable and receivable for the period from April 1, 2010 to December 31, 2010.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Equity indexed annuities have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by RiverSource Life related to equity indexed annuities products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, RiverSource Life enters into index options and occasionally enters into futures contracts.  The gross notional amount of these derivative contracts was $104 million and $129 million at March 31, 2010 and December 31, 2009, respectively.

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

Cash Flow Hedges

RiverSource Life has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  RiverSource Life reclassifies these amounts into income as the forecasted transactions impact earnings.  During the three months ended March 31, 2010, RiverSource Life held no derivatives that were designated as cash flow hedges.

The following is a summary of unrealized derivatives losses included in accumulated other comprehensive income related to cash flow hedges:

	2010	2009
	(in millions)
Net unrealized derivatives losses at January 1	$(34)	$(38)
Reclassification of realized losses(1)	2	2
Income tax benefit	(1)	(1)
Net unrealized derivatives losses at March 31	$(33)	$(37)

(1)          Loss reclassified from Accumulated Other Comprehensive Loss to Net Investment Income on Consolidated Statements of Income.

At March 31, 2010, RiverSource Life expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately.  No hedge relationships were discontinued during the three months ended March 31, 2010 and 2009 due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the three months ended March 31, 2010 and 2009, amounts recognized in earnings on derivative transactions that were ineffective were nil.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 9 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with RiverSource Life’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, RiverSource Life has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements wherever practical.  As of March 31, 2010 and December 31, 2009, RiverSource Life held $32 million and $88 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral RiverSource Life is obligated to return to counterparties.  As of March 31, 2010 and December 31, 2009, RiverSource Life had accepted additional collateral consisting of various securities with a fair market value of nil and $22 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of March 31, 2010 and December 31, 2009, RiverSource Life’s maximum credit exposure related to derivative assets after considering

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

netting arrangements with counterparties and collateral arrangements was approximately $22 million and $53 million, respectively.

Certain of RiverSource Life’s derivative instruments contain provisions that adjust the level of collateral RiverSource Life is required to post based on RiverSource Life’s financial strength rating (or based on the debt rating of RiverSource Life’s parent, Ameriprise Financial).  Additionally, certain of RiverSource Life’s derivative contracts contain provisions that allow the counterparty to terminate the contract if RiverSource Life does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, RiverSource Life’s counterparty could require immediate settlement of any net liability position.  At March 31, 2010 and December 31, 2009, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $347 million and $296 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2010 and December 31, 2009 were $336 million and $269 million, respectively.  If the credit risk features of derivative contracts that were in a net liability position at March 31, 2010 and December 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $11 million and $27 million, respectively.

11.       Income Taxes

RiverSource Life’s effective tax rates were 26% and 20% for the three months ended March 31, 2010 and 2009, respectively.  The increase in the effective tax rate primarily reflects an increase in pretax income relative to a decrease of tax advantaged items for the three months ended March 31, 2010.

RiverSource Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2010 and December 31, 2009.

Additionally, RiverSource Life has net operating loss carryforwards of $14 million which will expire beginning December 31, 2025.

As of March 31, 2010 and December 31, 2009, RiverSource Life had an $8 million gross unrecognized tax benefit and a $77 million gross unrecognized tax expense, respectively.  If recognized, approximately $49 million, net of federal tax benefits, of unrecognized tax benefits at both March 31, 2010 and December 31, 2009, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of $1 million in interest and penalties for the three months ended March 31, 2010.  As of March 31, 2010 and December 31, 2009, RiverSource Life had a receivable of $17 million and $16 million, respectively, related to the accrual of interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of RiverSource Life it is estimated that the total amount of gross unrecognized tax benefits may increase by $20 million to $25 million in the next 12 months.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997.  The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of RiverSource Life’s income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009.  However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2008, the IRS commenced an examination of RiverSource Life’s U.S. income tax returns for 2005 through 2007 which is expected to be completed in the second quarter of 2010.  RiverSource Life or

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2006.

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

Management believes that the IRS will concede this issue for open tax years and it is likely that any regulations that would result from a regulation project would apply prospectively only.  Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations.  As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives.  Additionally, included in the Administration’s 2011 Revenue Proposals is a provision to modify the DRD for life insurance company’s separate accounts, which, if enacted, could significantly reduce the DRD tax benefits RiverSource Life would receive, prospectively, beginning in 2011.

12.       Contingencies

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

ITEM 2.                       MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Part I, Item 1.  RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as “RiverSource Life”.  This narrative analysis may contain forward-looking statements that reflect RiverSource Life’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  RiverSource Life believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2010 (“2009 10-K”), as well as its current reports on Form 8-K and other publicly available information.

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

•                  RiverSource Life of NY is a stock life insurance company domiciled in New York, which holds Certificates of Authority in New York and Delaware.  Effective in March 2010, RiverSource Life of NY withdrew its Certificate of Authority from the State of North Dakota as it does not conduct business in that state.  RiverSource Life of NY issues insurance and annuity products.

RiverSource Life Insurance Company also wholly owns RiverSource Tax Advantaged Investments, Inc. which is domiciled in Delaware and is a limited partner in affordable housing partnership investments.

Critical Accounting Policies

The accounting and reporting policies that RiverSource Life uses affect its Consolidated Financial Statements.  Certain of RiverSource Life’s accounting and reporting policies are critical to an understanding of RiverSource Life’s financial condition and results of operations and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements.  These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in RiverSource Life’s 2009 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

The following table presents RiverSource Life’s consolidated results of operations:

	Three Months Ended March 31,
	2010	2009	Change
	(in millions, except percentages)
Revenues
Premiums	$115	$110	$5	5%
Net investment income	408	321	87	27
Policy and contract charges	325	284	41	14
Other revenue	68	47	21	45
Net realized investment gains	5	27	(22)	(81)

Total revenues	921	789	132	17

Benefits and expenses
Benefits, claims, losses and settlement expenses	225	(20)	245	NM
Interest credited to fixed accounts	228	205	23	11
Amortization of deferred acquisition costs	99	267	(168)	(63)
Other insurance and operating expenses	135	148	(13)	(9)

Total benefits and expenses	687	600	87	15

Pretax income	234	189	45	24
Income tax provision	60	37	23	62

Net income	$174	$152	$22	14%

NM  Not Meaningful.

Overview

Consolidated net income was $174 million for the three months ended March 31, 2010 compared to $152 million for the three months ended March 31, 2009, an increase of $22 million or 14%.  Pretax income increased $45 million to $234 million for the three months ended March 31, 2010 from $189 million for the three months ended March 31, 2009.  The increase was primarily driven by an increase in net investment income, policy and contract charges and a decrease in amortization of deferred acquisition costs (‘DAC”).  These increases to net income were partially offset by a decrease in net realized investment gains and an increase in benefits, claims, losses and settlement expenses.

Revenues

Total revenues increased $132 million or 17% to $921 million for the three months ended March 31, 2010 compared to $789 million for the prior year period.

Premiums increased $5 million or 5% to $115 million for the three months ended March 31, 2010 compared to $110 million in the prior year period.  The increase is primarily due to higher sales of immediate annuities with life contingencies.

Net investment income increased $87 million or 27% to $408 million for the three months ended March 31, 2010 compared to $321 million in the prior year period.  The increase is due to income on fixed maturity securities driven by higher fixed annuity account balances and higher investment yields.  In the first quarter of 2010, management took action related to the introduction of changes in RiverSource Life’s variable product asset allocation program, increasing the liquidity in general account assets in preparation to move those assets to separate accounts.

Policy and contract charges increased $41 million or 14% to $325 million for the three months ended March 31, 2010 compared to $284 million in the prior year period primarily due to increased separate account fee revenue as a result of the increase in average separate account assets.  Average separate account assets increased $14.9 billion or 38% from the prior year period primarily due to market appreciation and net inflows.

Other revenue increased $21 million or 45% to $68 million for the three months ended March 31, 2010 compared to $47 million in the prior year period reflecting higher marketing support and administrative fees due to higher average underlying separate account asset values.

Net realized investment gains decreased $22 million or 81% to $5 million for the three months ended March 31, 2010 compared to $27 million in the prior year period.  In the three months ended March 31, 2010, net realized gains from sales of Available-for-

Sale securities were $31 million and other-than-temporary impairments recognized in earnings were $23 million which primarily related to credit losses on non-agency residential mortgage backed securities.  For the three months ended March 31, 2010, the reserves on commercial mortgage loans increased by $6 million offset by a $3 million decrease to the allowance for loan losses on below investment grade syndicated loans.  In the three months ended March 31, 2009, net realized gains from sales of Available-for-Sale securities were $47 million and other-than-temporary impairments recognized in earnings were $20 million which primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industries.

Benefits and Expenses

Total benefits and expenses increased $87 million or 15% to $687 million for the three months ended March 31, 2010 compared to $600 million in the prior year period.  This increase is primarily due to increases in benefits, claims, losses and settlement expenses and interest credited to fixed accounts partially offset by a decrease in DAC amortization.

Benefits, claims, losses and settlement expenses increased $245 million to $225 million for the three months ended March 31, 2010 compared to a benefit of $20 million for the three months ended March 31, 2009 driven by an increase in expenses from variable annuity benefit guarantees.  The mark-to-market impact on variable annuity living benefit expenses, net of hedges and deferred sales inducement costs (“DSIC”), increased benefits expense by $23 million in the first quarter of 2010 primarily driven by model changes, the impact of risk margins and nonperformance spread on the fair value of living benefit liabilities and basis risk.  Changes to the variable product asset allocation program RiverSource Life will introduce in 2010 are designed, among other things, to improve the mitigation of basis risk.  The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, decreased benefits expense by $231 million in the first quarter of 2009 primarily due to the impact of nonperformance spread widening on the fair value of living benefit liabilities.  Benefits, claims, losses and settlement expenses related to immediate annuities with life contingencies increased compared to the prior period primary due to higher business volumes.

Interest credited to fixed accounts increased $23 million or 11% to $228 million for the three months ended March 31, 2010 compared to $205 million in the prior year period primarily due to higher average fixed annuity account balances and higher average fixed annuity crediting rates compared to the prior year period.  Average fixed annuities contract accumulation values increased $1.6 billion, or 12% compared to the prior year period.  The average fixed annuity crediting rate excluding capitalized interest increased to 3.9% in the 2010 period compared to 3.8% in the prior year period.

Amortization of DAC decreased $168 million or 63% to $99 million for the three months ended March 31, 2010 compared to $267 million in the prior year period.  DAC amortization in the first quarter of 2010 was reduced by $13 million due to market impacts, including $6 million offsetting higher variable annuity guaranteed living benefits expense, net of hedges.  DAC amortization in the first quarter of 2009 was increased by $186 million due to market impacts, including a $146 million expense offsetting gains in variable annuity guaranteed living benefits, net of hedges.  The benefit of DAC amortization from market impacts compared to the prior period was partially offset by an increase in variable annuity amortization due to higher period-over-period account values and associated asset fees.

Other insurance and operating expenses decreased $13 million or 9% to $135 million for the three months ended March 31, 2010 compared to $148 million in the prior year period.  The decrease was primarily due to decreased sales and marketing expenses and lower corporate overhead expenses.

Income Taxes

RiverSource Life’s effective tax rate was 26% for the three months ended March 31, 2010, compared to 20% for the three months ended March 31, 2009.  The increase in the effective tax rate primarily reflects an increase in pretax income relative to a decrease of tax advantaged items, including the dividends received deduction for the three months ended March 31, 2010.

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

Management believes that the IRS will concede this issue for open tax years and it is likely that any regulations that would result from a regulation project would apply prospectively only.  Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations.  As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that RiverSource Life receives.  Additionally, included in the Administration’s 2011

Revenue Proposals is a provision to modify the DRD for life insurance company’s separate accounts, which, if enacted, could significantly reduce the DRD tax benefits RiverSource Life would receive, prospectively, beginning in 2011.

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

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

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

The following table presents, as of March 31, 2010, RiverSource Life’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	3	2	7	4	—	—	—	—	—	—	10	6
2005	38	36	11	7	12	12	7	7	18	13	86	75
2006	—	—	6	5	—	—	—	—	4	4	10	9
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	7	6	—	—	—	—	—	—	7	6
Total Sub-prime	$41	$38	$31	$22	$12	$12	$7	$7	$22	$17	$113	$96

Alt-A
2003 & prior	$14	$15	$—	$—	$—	$—	$—	$—	$—	$—	$14	$15
2004	7	7	59	54	5	3	—	—	13	7	84	71
2005	5	4	37	28	31	24	—	—	169	113	242	169
2006	—	—	—	—	—	—	—	—	12	6	12	6
2007	—	—	—	—	—	—	—	—	29	15	29	15
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$26	$26	$96	$82	$36	$27	$—	$—	$223	$141	$381	$276

Prime
2003 & prior	$199	$194	$—	$—	$—	$—	$—	$—	$—	$—	$199	$194
2004	24	24	—	—	27	27	12	13	—	—	63	64
2005	12	15	35	40	66	68	23	20	85	41	221	184
2006	20	22	—	—	6	2	33	37	—	—	59	61
2007	41	43	—	—	—	—	—	—	15	11	56	54
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,743	1,850	—	—	—	—	—	—	—	—	1,743	1,850
Total Prime	$2,039	$2,148	$35	$40	$99	$97	$68	$70	$100	$52	$2,341	$2,407
Grand Total	$2,106	$2,212	$162	$144	$147	$136	$75	$77	$345	$210	$2,835	$2,779

(1)    Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds.  Credit enhancement on senior bonds is increased through the Re-Remic process.  All senior bonds are rated AAA by Moody’s Investors Service, Standard & Poor’s Rating Services or Fitch Ratings Ltd. RiverSource Life did not have any exposure to subordinate tranches as of March 31, 2010.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, RiverSource Life adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of RiverSource Life not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2010.  As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $47 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2010 credit spreads.

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

Also, in March 2009, RiverSource Life Insurance Company became a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings.  At March 31, 2010 and 2009, RiverSource Life had no securities sold under repurchase agreements and there were no borrowings from the FHLB.  The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

On March 29, 2010, RiverSource Life Insurance Company paid a cash dividend of $425 million to Ameriprise Financial.  There were no dividends paid to Ameriprise Financial during the three months ended March 31, 2009.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	March 31, 2010	December 31, 2009	December 31, 2009
	(in millions)
RiverSource Life Insurance Company	$3,324	$3,450	$803
RiverSource Life Insurance Co. of New York	313	286	44

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

Forward-Looking Statements

This report contains forward-looking statements that reflect RiverSource Life’s plans, estimates and beliefs.  RiverSource Life’s actual results could differ materially from those described in these forward-looking statements.  Examples of such forward-looking statements include:

•                  statements of RiverSource Life’s plans, intentions, expectations, objectives, or goals, including those related to the consolidated tax rate (including any expectations regarding the effectiveness or other terms of any regulatory change or interpretation applicable to the DRD);

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

•                  the ability of RiverSource Life to implement planned changes to its variable product asset allocation program and the effectiveness of those changes in improving the mitigation of basis risk;

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

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in RiverSource Life’s 2009 10-K and Part II, Item 1A of this report.

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

RiverSource Life’s management, under the supervision and with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2010.

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

PART II.                  OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

The information set forth in Note 12 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

Part I, Item 1A of RiverSource Life’s 2009 10-K sets forth information relating to the material risks and uncertainties that affect its business. In addition to those risk factors, RiverSource Life believes the following risk factor is also relevant to an understanding of its business, financial condition and results of operations.

Changes in accounting standards could have a material impact on RiverSource Life’s financial statements.

From time to time, the FASB, the SEC, and other regulators change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in the restating of prior period financial statements. These changes are difficult to predict and can materially impact how RiverSource Life records and reports its financial condition and results of operations and other financial data, even in instances where they may not have an economic impact on its business.

ITEM 6.                       EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: May 4, 2010	By	/s/ John R. Woerner
John R. Woerner
President

Date: May 4, 2010	By	/s/ Brian J. McGrane
Brian J. McGrane
Executive Vice President and Chief Financial Officer

RIVERSOURCE LIFE INSURANCE COMPANY

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

* 31.1	Certification of John R. Woerner, President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32	Certification of John R. Woerner, President, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed electronically herewith.

E-1