Form 10-Q
period 2010-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2010-08-04
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM  10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2010, $24,224; 2009, $25,142)	$25,935	$25,999
Common and preferred stocks, at fair value (cost: 2010 and 2009, $30)	26	23
Commercial mortgage loans, at cost (less allowance for loan losses: 2010, $36; 2009, $30)	2,513	2,532
Policy loans	721	715
Trading securities and other investments	273	310
Total investments	29,468	29,579
Cash and cash equivalents	825	811
Restricted cash	30	184
Reinsurance recoverables	1,767	1,688
Deferred income taxes, net	—	63
Other receivables	160	332
Accrued investment income	300	303
Deferred acquisition costs	4,078	4,285
Deferred sales inducement costs	493	524
Other assets	1,937	936
Separate account assets	54,206	54,267

Total assets	$93,264	$92,972
Liabilities and Shareholder’s Equity Liabilities:
Future policy benefits	$30,167	$30,383
Policy claims and other policyholders’ funds	118	123
Deferred income taxes, net	460	—
Borrowings under repurchase agreements	484	—
Line of credit with Ameriprise Financial, Inc.	—	300
Other liabilities	1,572	1,955
Separate account liabilities	54,206	54,267
Total liabilities	87,007	87,028
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,445	2,445
Retained earnings	3,069	3,114
Accumulated other comprehensive income, net of tax	740	382
Total shareholder’s equity	6,257	5,944

Total liabilities and shareholder’s equity	$93,264	$92,972

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Premiums	$128	$109	$243	$219
Net investment income	401	387	809	708
Policy and contract charges	345	295	670	579
Other revenues	69	55	137	102
Net realized investment gains	6	8	11	35
Total revenues	949	854	1,870	1,643
Benefits and expenses
Benefits, claims, losses and settlement expenses	165	464	390	444
Interest credited to fixed accounts	231	237	459	442
Amortization of deferred acquisition costs	154	(143)	253	123
Other insurance and operating expenses	147	137	282	286
Total benefits and expenses	697	695	1,384	1,295
Pretax income	252	159	486	348
Income tax provision	46	44	106	81
Net income	$206	$115	$380	$267

Supplemental Disclosures:
Net realized investment gains:
Net realized investment gains before impairment losses on securities	$7	$29	$35	$76
Total other-than-temporary impairment losses on securities	—	(11)	(22)	(30)
Portion of loss recognized in other comprehensive income	(1)	(10)	(2)	(11)
Net impairment losses recognized in net realized investment gains	(1)	(21)	(24)	(41)
Net realized investment gains	$6	$8	$11	$35

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$380	$267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(227)	(372)
Amortization of deferred acquisition and sales inducement costs	288	129
Depreciation, amortization and accretion, net	(38)	(21)
Deferred income tax expense (benefit)	327	(22)
Contractholder and policyholder charges, non-cash	(129)	(130)
Net realized investment gains	(36)	(85)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	25	50
Change in operating assets and liabilities:
Trading securities and equity method investments, net	7	(296)
Future policy benefits for traditional life, disability income and long term care insurance	133	134
Policy claims and other policyholders’ funds	(5)	(52)
Reinsurance recoverables	(79)	(87)
Other receivables	(15)	7
Accrued investment income	2	(41)
Derivatives collateral, net	467	(1,594)
Other assets and liabilities, net	(268)	528
Net cash provided by (used in) operating activities	832	(1,585)
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,791	2,047
Maturities, sinking fund payments and calls	1,801	1,667
Purchases	(2,999)	(7,080)
Proceeds from sales and maturities of commercial mortgage loans	94	148
Funding of commercial mortgage loans	(82)	(57)
Proceeds from sales of other investments	44	15
Purchases of other investments	(7)	(10)
Change in policy loans, net	(6)	13
Net cash provided by (used in) investing activities	636	(3,257)
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	833	3,726
Net transfers (to) from separate accounts	(1,277)	239
Surrenders and other benefits	(692)	(1,224)
Borrowings under repurchase agreements, net	484	—
Payments on line of credit with Ameriprise Financial, Inc.	(300)	—
Deferred premium options, net	(77)	(6)
Cash dividend to Ameriprise Financial, Inc.	(425)	—
Net cash (used in) provided by financing activities	(1,454)	2,735
Net increase (decrease) in cash and cash equivalents	14	(2,107)
Cash and cash equivalents at beginning of period	811	3,307
Cash and cash equivalents at end of period	$825	$1,200
Supplemental Disclosures:
Income taxes paid, net	$54	$2
Interest paid on borrowings	1	—

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

Six Months Ended June 30, 2010 and 2009

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2009	$3	$2,116	$2,336	$(716)	$3,739
Change in accounting principles, net of tax	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	267	—	267
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	567	567
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	26	26
Change in net unrealized derivative losses	—	—	—	2	2
Total comprehensive income					862
Tax adjustment on share-based incentive compensation plan	—	(1)	—	—	(1)
Balances at June 30, 2009	$3	$2,115	$2,641	$(159)	$4,600

Balances at January 1, 2010	$3	$2,445	$3,114	$382	$5,944
Comprehensive income:
Net income	—	—	380	—	380
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	356	356
Change in net unrealized derivative losses	—	—	—	2	2
Total comprehensive income					738
Cash dividend to Ameriprise Financial, Inc.	—	—	(425)	—	(425)
Balances at June 30, 2010	$3	$2,445	$3,069	$740	$6,257

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

The interim financial information in this report has not been audited.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made.  Except for the adjustment described below, all adjustments made were of a normal recurring nature.

In the second quarter of 2010, RiverSource Life made an adjustment for revisions to certain calculations in its valuation of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) which resulted in increases to the DAC and DSIC balances and decreases to amortization of DAC and benefits expense totaling $33 million.  The impact to RiverSource Life’s net income was $21 million.

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

Future Adoption of New Accounting Standards

Receivables

In July 2010, the FASB updated the accounting standards for disclosures about the credit quality of financing receivables and the allowance for credit losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010. RiverSource Life is currently evaluating the impact of the standard on its disclosures. RiverSource Life’s adoption of the standard will not impact its consolidated financial condition and results of operations.

How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB updated the accounting standards regarding accounting for investment funds determined to be VIEs. Under this standard an insurance enterprise would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, the enterprise would not consider the interests held through separate accounts in evaluating its economic interests in a VIE, unless the separate account contract holder is a related party. The standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The adoption of the standard is not expected to have a material impact on RiverSource Life’s consolidated financial condition and results of operations.

3.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values.  The carrying values are reflected in trading securities and other investments and were $21 million and $28 million as of June 30, 2010 and December 31, 2009, respectively.  RTA has no obligation to provide further financial or other support to the affordable housing partnerships nor has it provided any additional support to the affordable housing partnerships.  RiverSource Life had no liabilities recorded as of June 30, 2010 and December 31, 2009 related to the affordable housing partnerships.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	June 30, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,995	$1,250	$(55)	$15,190	$—
Residential mortgage backed securities	4,681	316	(174)	4,823	(38)
Commercial mortgage backed securities	3,836	299	—	4,135	—
Asset backed securities	794	47	(18)	823	—
State and municipal obligations	763	55	(41)	777	—
U.S. government and agencies obligations	57	8	—	65	—
Foreign government bonds and obligations	93	17	—	110	—
Other structured investments	5	7	—	12	7
Total fixed maturities	24,224	1,999	(288)	25,935	(31)
Common and preferred stocks	30	—	(4)	26	—
Total	$24,254	$1,999	$(292)	$25,961	$(31)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,245	$855	$(106)	$14,994	$1
Residential mortgage backed securities	5,249	185	(238)	5,196	(41)
Commercial mortgage backed securities	3,874	182	(16)	4,040	—
Asset backed securities	877	32	(29)	880	—
State and municipal obligations	647	12	(46)	613	—
U.S. government and agencies obligations	152	7	(1)	158	—
Foreign government bonds and obligations	94	14	(1)	107	—
Other structured investments	4	7	—	11	7
Total fixed maturities	25,142	1,294	(437)	25,999	(33)
Common and preferred stocks	30	—	(7)	23	—
Total	$25,172	$1,294	$(444)	$26,022	$(33)

(1)          Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At both June 30, 2010 and December 31, 2009, fixed maturity securities comprised approximately 88% of RiverSource Life’s total investments.  These securities were rated by Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”), except for approximately $1.1 billion of securities at both June 30, 2010 and December 31, 2009, which were rated by Columbia Management Investment Advisors, LLC’s (formerly known as RiverSource Investments, LLC) internal analysts using criteria similar to Moody’s, S&P and Fitch.  Ratings on fixed maturity securities are presented using the median of ratings from Moody’s, S&P and Fitch.  If only two of the ratings are available, the lower rating is used.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	June 30, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,496	$9,115	35%	$9,194	$9,520	37%
AA	1,254	1,346	5	1,081	1,084	4
A	3,862	4,118	16	4,182	4,326	17
BBB	9,217	10,106	39	9,276	9,826	38
Below investment grade	1,395	1,250	5	1,409	1,243	4
Total fixed maturities	$24,224	$25,935	100%	$25,142	$25,999	100%

At June 30, 2010 and December 31, 2009, approximately 30% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2010
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	76	$419	$(17)	79	$640	$(38)	155	$1,059	$(55)
Residential mortgage backed securities	23	305	(4)	63	323	(170)	86	628	(174)
Commercial mortgage backed securities	6	35	—	1	12	—	7	47	—
Asset backed securities	5	71	(1)	18	86	(17)	23	157	(18)
State and municipal obligations	6	44	(1)	2	95	(40)	8	139	(41)
Foreign government bonds and obligations	2	1	—	—	—	—	2	1	—
Other structured investments	—	—	—	2	—	—	2	—	—
Common and preferred stock	—	—	—	2	26	(4)	2	26	(4)
Total	118	$875	$(23)	167	$1,182	$(269)	285	$2,057	$(292)

	December 31, 2009
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	133	$1,088	$(18)	165	$1,313	$(88)	298	$2,401	$(106)
Residential mortgage backed securities	43	1,184	(34)	68	363	(204)	111	1,547	(238)
Commercial mortgage backed securities	33	353	(4)	26	297	(12)	59	650	(16)
Asset backed securities	7	70	(1)	18	87	(28)	25	157	(29)
State and municipal obligations	32	232	(9)	2	99	(37)	34	331	(46)
U.S. government and agencies obligations	2	89	(1)	—	—	—	2	89	(1)
Foreign government bonds and obligations	—	—	—	2	4	(1)	2	4	(1)
Other structured investments	—	—	—	2	—	—	2	—	—
Common and preferred stock	—	—	—	2	23	(7)	2	23	(7)
Total	250	$3,016	$(67)	285	$2,186	$(377)	535	$5,202	$(444)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads.  The primary driver of lower unrealized losses at June 30, 2010 was the decline of interest rates during the period.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$103	$113	$82	$101
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	—	14	8
Reductions for securities sold during the period (realized)	—	(3)	—	(3)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	1	21	8	25
Ending balance of credit losses on securities held as of June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$104	$131	$104	$131

The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, DSIC, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Securities Gains (Losses)		Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Securities Gains (Losses)
	(in millions)
Balance at January 1, 2009	$(1,043)		$365	$(678)
Cumulative effect of accounting change	(58	)(1)	20	(38)
Net unrealized securities gains arising during the period(3)	1,236		(433)	803
Reclassification of gains included in net income	(44)		16	(28)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(280)		98	(182)
Balance at June 30, 2009	$(189)		$66	$(123	)(2)

Balance at January 1, 2010	$638		$(222)	$416
Net unrealized securities gains arising during the period(3)	869		(304)	565
Reclassification of gains included in net income	(13)		4	(9)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(307)		107	(200)
Balance at June 30, 2010	$1,187		$(415)	$772	(2)

(1)          Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009.  See Note 2 for additional information on the adoption impact.

(2)          At June 30, 2010 and 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains included $(15) million and $(12) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(3)          Net unrealized securities gains arising during the period includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Gross realized investment gains from sales	$6	$47	$38	$95
Gross realized investment losses from sales	—	(9)	(1)	(10)
Other-than-temporary impairments related to credit	(1)	(21)	(24)	(41)

The other-than-temporary impairments for the three months and six months ended June 30, 2010 were primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  The other-than-temporary impairments for the three months and six months ended June 30, 2009 were related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

Available-for-Sale securities by contractual maturity at June 30, 2010 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,123	$1,140
Due after one year through five years	5,771	6,084
Due after five years through 10 years	4,716	5,207
Due after 10 years	3,298	3,711
	14,908	16,142
Residential mortgage backed securities	4,681	4,823
Commercial mortgage backed securities	3,836	4,135
Asset backed securities	794	823
Other structured investments	5	12
Common and preferred stocks	30	26
Total	$24,254	$25,961

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

5.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$4,285	$4,324
Capitalization of acquisition costs	201	333
Amortization	(253)	(123)
Impact of change in net unrealized securities gains	(155)	(227)
Balance at June 30	$4,078	$4,307

The balances of and changes in DSIC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$524	$518
Capitalization of sales inducement costs	26	39
Amortization	(35)	(6)
Impact of change in net unrealized securities gains	(22)	(33)
Balance at June 30	$493	$518

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Fixed annuities	$16,633	$16,558
Equity indexed annuities (“EIA”) accumulated host values	123	159
EIA embedded derivatives	3	9
Variable annuity fixed sub-accounts	4,918	6,127
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	842	204
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	247	100
Other variable annuity guarantees	14	12
Total annuities	22,780	23,169
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,643	2,595
Other life, disability income and long term care insurance	4,744	4,619
Total future policy benefits	30,167	30,383
Policy claims and other policyholders’ funds	118	123
Total future policy benefits and policy claims and other policyholders’ funds	$30,285	$30,506

Separate account liabilities consisted of the following:

	June 30, 2010	December 31, 2009
	(in millions)
Variable annuity variable sub-accounts	$49,176	$48,982
VUL insurance variable sub-accounts	4,989	5,239
Other insurance variable sub-accounts	41	46
Total separate account liabilities	$54,206	$54,267

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which RiverSource Life has established additional liabilities:

	June 30, 2010				December 31, 2009
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$31,381	$29,706	$1,420	62	$30,938	$28,415	$974	61
Five/six-year reset	12,781	10,209	1,117	62	13,919	11,223	929	61
One-year ratchet	6,839	6,311	1,030	63	7,081	6,400	873	63
Five-year ratchet	1,249	1,196	59	60	1,256	1,171	38	59
Other	528	497	120	67	549	516	95	67
Total — GMDB	$52,778	$47,919	$3,746	62	$53,743	$47,725	$2,909	61

GGU death benefit	$845	$783	$71	64	$853	$775	$70	63

GMIB	$559	$518	$158	64	$628	$582	$126	63

GMWB:
GMWB	$3,937	$3,913	$564	64	$4,196	$4,067	$454	64
GMWB for life	15,913	15,810	1,169	63	14,988	14,333	795	63
Total — GMWB	$19,850	$19,723	$1,733	63	$19,184	$18,400	$1,249	63

GMAB	$2,936	$2,924	$228	56	$2,926	$2,853	$153	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	12	(1)	(887)	(187)	6
Paid claims	(42)	—	—	—	(1)
Liability balance at June 30, 2009	$25	$11	$584	$180	$12

Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	11	1	638	147	8
Paid claims	(10)	—	—	—	(3)
Liability balance at June 30, 2010	$7	$7	$842	$247	$20

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30,	December 31,
	2010	2009
	(in millions)
Mutual funds:
Equity	$28,605	$29,379
Bond	18,023	16,537
Other	2,397	2,889
Total mutual funds	$49,025	$48,805

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

9.              Borrowings under Repurchase Agreements

During 2010, RiverSource Life entered into repurchase agreements in exchange for cash which it accounts for as a secured borrowing.  RiverSource Life has pledged Available-for-Sale securities consisting of commercial mortgage backed securities, agency residential mortgage backed securities and corporate debt securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged, which are recorded in investments, was $549 million at June 30, 2010. The amount of RiverSource Life’s liability as of June 30, 2010 was $491 million, consisting of $484 million recorded in borrowings under repurchase agreements and $7 million recorded in other liabilities for accrued interest and cash collateral posted by counterparties. The weighted average interest rate on the repurchase agreements was 0.54% as of June 30, 2010.

10.       Fair Values of Assets and Liabilities

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, agency mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. and foreign government and agency securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services.  Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes.  Level 3 securities include corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities.  The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. RiverSource Life believes the market for non-agency residential mortgage backed securities is inactive and effective March 31, 2010, RiverSource Life returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of RiverSource Life’s discounted cash flows was not significant.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested.  The NAV represents the exit price for the separate account.  Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

The fair value of derivatives that are traded in certain over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options.  Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements.

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

Other Liabilities

The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$13,955	$1,235	$15,190
Residential mortgage backed securities	—	2,039	2,784	4,823
Commercial mortgage backed securities	—	3,991	144	4,135
Asset backed securities	—	597	226	823
State and municipal obligations	—	777	—	777
U.S. government and agencies obligations	10	55	—	65
Foreign government bonds and obligations	—	110	—	110
Other structured investments	—	—	12	12
Total Available-for-Sale securities: Fixed maturities	10	21,524	4,401	25,935
Common and preferred stocks	—	26	—	26
Trading securities	—	36	—	36
Cash equivalents	27	782	—	809
Other assets:
Interest rate derivatives	—	425	—	425
Equity derivatives	—	1,013	—	1,013
Total Other assets	—	1,438	—	1,438
Separate account assets	—	54,206	—	54,206
Total assets at fair value	$37	$78,012	$4,401	$82,450

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	1,083	1,083
Total Future policy benefits	—	3	1,083	1,086
Other liabilities:
Interest rate derivatives	—	278	—	278
Equity derivatives	—	388	—	388
Credit derivatives	—	10	—	10
Total Other liabilities	—	676	—	676
Total liabilities at fair value	$—	$679	$1,083	$1,762

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$13,755	$1,239	$14,994
Residential mortgage backed securities	—	2,424	2,772	5,196
Commercial mortgage backed securities	—	3,968	72	4,040
Asset backed securities	—	665	215	880
State and municipal obligations	—	613	—	613
U.S. government and agencies obligations	11	147	—	158
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	11	11
Total Available-for-Sale securities: Fixed maturities	11	21,679	4,309	25,999
Common and preferred stocks	—	23	—	23
Trading securities	—	36	—	36
Cash equivalents	2	801	—	803
Other assets	—	615	—	615
Separate account assets	—	54,267	—	54,267
Total assets at fair value	$13	$77,421	$4,309	$81,743

Liabilities
Future policy benefits	$—	$9	$299	$308
Other liabilities	—	757	—	757
Total liabilities at fair value	$—	$766	$299	$1,065

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases, Sales, Issuances
	Balance, April 1, 2010	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, June 30, 2010
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$1,249	$1		$24	$(39)	$—		$1,235
Residential mortgage backed securities	2,682	18		83	1	—		2,784
Commercial mortgage backed securities	80	1		1	62	—		144
Asset backed securities	215	1		9	13	(12)		226
Other structured investments	11	—		—	1	—		12
Total Available-for-Sale securities:
Fixed maturities	4,237	21	(1)	117	38	(12)	(3)	4,401

Future policy benefits:
GMWB and GMAB embedded derivatives	(193)	(851)	(2)	—	(39)	—		(1,083)

(1)          Represents a $1 million gain included in net realized investment gains and a $20 million gain included in net investment income in the Consolidated Statements of Income.

(2)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)          Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service.  Previously, the fair value of the security was based on broker quotes.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

		Total Gains (Losses) Included in			Purchases, Sales, Issuances
	Balance, April 1, 2009	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3	Balance, June 30, 2009
	(in millions)
Available-for-Sale securities:
Fixed maturities
Corporate debt securities	$1,057	$—		$53	$37	$—	$1,147
Residential mortgage backed securities	1,740	22		78	546	—	2,386
Commercial mortgage backed securities	3	—		—	61	—	64
Asset backed securities	112	5		2	42	—	161
Other structured investments	8	—		1	—	—	9
Total Available-for-Sale securities:
Fixed maturities	2,920	27	(1)	134	686	—	3,767

Other assets	125	(34	)(2)	—	(91)	—	—
Future policy benefits	(1,516)	773	(2)	—	(16)	—	(759)

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

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at June 30 for the three months then ended:

	2010			2009
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Residential mortgage backed securities	$18	$(1)	$—	$23	$(21)	$—
Asset backed securities	1	—	—	1	—	—
Commercial mortgage backed securities	1	—	—	—	—	—
Total Available-for-Sale securities:
Fixed maturities	20	(1)	—	24	(21)	—
Future policy benefits	—	—	(852)	—	—	766

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains (Losses) Included in			Purchases, Sales, Issuances
	Balance, January 1, 2010	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, June 30, 2010
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$1,239	$1		$43	$(48)	$—		$1,235
Residential mortgage backed securities	2,772	16		143	(147)	—		2,784
Commercial mortgage backed securities	72	1		10	61	—		144
Asset backed securities	215	4		19	—	(12)		226
Other structured investments	11	1		—	—	—		12
Total Available-for-Sale securities:
Fixed maturities	4,309	23	(1)	215	(134)	(12	)(3)	4,401

Future policy benefits:
GMWB and GMAB embedded derivatives	(299)	(716	)(2)	—	(68)	—		(1,083)

(1)          Represents an $18 million loss included in net realized investment gains and a $41 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)          Represents a security transferred to Level 2 as the fair value is now obtained from a nationally-recognized pricing service. Previously, the fair value of the security was based on broker quotes.

		Total Gains (Losses) Included in			Purchases, Sales, Issuances
	Balance, January 1, 2009	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, June 30, 2009
	(in millions)
Available-for-Sale securities:
Fixed maturities
Corporate debt securities	$1,086	$—		$78	$(3)	$(14)		$1,147
Residential mortgage backed securities	520	25		49	1,792	—		2,386
Commercial mortgage backed securities	3	—		—	61	—		64
Asset backed securities	95	6		(3)	63	—		161
Other structured investments	9	—		—	—	—		9
Total Available-for-Sale securities:
Fixed maturities	1,713	31	(1)	124	1,913	(14	)(3)	3,767

Other assets	200	(37	)(2)	—	(163)	—		—
Future policy benefits	(1,832)	1,104	(2)	—	(31)	—		(759)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at June 30 for the six months then ended:

	2010			2009
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Residential mortgage backed securities	$37	$(21)	$—	$30	$(26)	$—
Asset backed securities	3	—	—	1	—	—
Commercial mortgage backed securities	1	—	—	—	—	—
Total Available-for-Sale securities:
Fixed maturities	41	(21)	—	31	(26)	—
Future policy benefits	—	—	(719)	—	—	1,088

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

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,513	$2,622	$2,532	$2,519
Policy loans	721	784	715	790
Other investments	201	212	226	245
Restricted cash	30	30	184	184
Financial Liabilities
Future policy benefits	$15,449	$15,666	$15,540	$15,657
Separate account liabilities	358	358	406	406
Line of credit with Ameriprise Financial	—	—	300	300
Borrowings under repurchase agreements	484	484	—	—

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Restricted Cash

Restricted cash is generally set aside for specific business transactions and restrictions are specific to RiverSource Life and do not transfer to third party market participants; therefore, the carrying value amount is a reasonable estimate of fair value.

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

Borrowings under Repurchase Agreement

The fair value of borrowings under agreements to repurchase is determined by discounting cash flows. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.

11.       Derivatives and Hedging Activities

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

RiverSource Life uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives, by type of derivative and product:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2010	December 31, 2009	Balance Sheet Location	June 30, 2010	December 31, 2009
		(in millions)			(in millions)
Interest rate
GMWB and GMAB	Other assets	$425	$176	Other liabilities	$278	$280
Equity
GMWB and GMAB	Other assets	1,012	425	Other liabilities	388	474
GMDB	Other assets	1	—	Other liabilities	—	2
EIA	Other assets	—	2		—	—
EIA embedded derivatives		—	—	Future policy benefits	3	9
Credit
GMWB and GMAB	Other assets	—	12	Other liabilities	10	—
Other
GMWB and GMAB embedded derivatives(1)		—	—	Future policy benefits	1,083	299
Total		$1,438	$615		$1,762	$1,064

(1)          The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

See Note 10 for additional information regarding RiverSource Life’s fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated	Location of Gain (Loss) on	Three Months Ended June 30,		Six Months Ended June 30,
as hedging instruments	Derivatives Recognized in Income	2010	2009	2010	2009
		(in millions)
Interest rate
GMWB and GMAB	Benefits, claims, losses and settlement expenses	$185	$(262)	$211	$(385)
Equity
GMWB and GMAB	Benefits, claims, losses and settlement expenses	747	(851)	574	(790)
GMDB	Benefits, claims, losses and settlement expenses	8	—	5	—
EIA	Interest credited to fixed accounts	(1)	—	—	(2)
EIA embedded derivatives	Interest credited to fixed accounts	4	—	6	1
Credit
GMWB and GMAB	Benefits, claims, losses and settlement expenses	(20)	(22)	(30)	(22)
Other
GMWB and GMAB embedded derivatives	Benefits, claims, losses and settlement expenses	(890)	757	(784)	1,073
Total		$33	$(378)	$(18)	$(125)

RiverSource Life holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment.  These derivative instruments are used as economic hedges of equity, interest rate and credit risk related to various RiverSource Life products and transactions.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The majority of RiverSource Life’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline.  Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of considerations received at the beginning of the contract period, after a specified holding period, respectively.  RiverSource Life economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions, interest rate swaps and credit default swaps.  In 2009, RiverSource Life entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.  At June 30, 2010, the gross notional amount of these contracts was $45.3 billion and $74 million for RiverSource Life’s GMWB and GMAB provisions and GMDB provisions, respectively.  At December 31, 2009, the gross notional amount of these contracts was $38.7 billion and $77 million for RiverSource Life’s GMWB and GMAB provisions and GMDB provisions, respectively.  The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments RiverSource Life is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2010(1)	$118	$2
2011	228	4
2012	208	3
2013	185	2
2014	160	1
2015-2024	530	4

(1)   2010 amounts represent the amounts payable and receivable for the period from July 1, 2010 to December 31, 2010.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

Equity indexed annuities have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by RiverSource Life related to equity indexed annuities products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, RiverSource Life enters into index options and occasionally enters into futures contracts.  The gross notional amount of these derivative contracts was $96 million and $129 million at June 30, 2010 and December 31, 2009, respectively.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives.  In addition, the equity component of the equity indexed annuity product obligations is also considered an embedded derivative.  These embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings.  As noted above, RiverSource Life uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

RiverSource Life has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  RiverSource Life reclassifies these amounts into income as the forecasted transactions impact earnings.  During the six months ended June 30, 2010, RiverSource Life held no derivatives that were designated as cash flow hedges.

At June 30, 2010, RiverSource Life expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately.  No hedge relationships were discontinued during the six months ended June 30, 2010 and 2009 due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the six months ended June 30, 2010 and 2009, amounts recognized in earnings on derivative transactions that were ineffective were nil.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following is a summary of unrealized derivatives losses included in accumulated other comprehensive income related to cash flow hedges:

	2010	2009
	(in millions)
Net unrealized derivatives losses at January 1	$(34)	$(38)
Reclassification of realized losses(1)	3	3
Income tax benefit	(1)	(1)
Net unrealized derivatives losses at June 30	$(32)	$(36)

(1)   Loss reclassified from Accumulated Other Comprehensive Loss to Net Investment Income on Consolidated Statements of Income.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 9 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with RiverSource Life’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, RiverSource Life has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  As of June 30, 2010 and December 31, 2009, RiverSource Life held $401 million and $88 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral RiverSource Life is obligated to return to counterparties.  As of June 30, 2010 and December 31, 2009, RiverSource Life had accepted additional collateral consisting of various securities with a fair value of $83 million and $22 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of June 30, 2010 and December 31, 2009, RiverSource Life’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $290 million and $53 million, respectively.

Certain of RiverSource Life’s derivative instruments contain provisions that adjust the level of collateral RiverSource Life is required to post based on RiverSource Life’s financial strength rating (or based on the debt rating of RiverSource Life’s parent, Ameriprise Financial).  Additionally, certain of RiverSource Life’s derivative contracts contain provisions that allow the counterparty to terminate the contract if RiverSource Life does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, RiverSource Life’s counterparty could require immediate settlement of any net liability position.  At June 30, 2010 and December 31, 2009, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $38 million and $296 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2010 and December 31, 2009 were $35 million and $269 million, respectively.  If the credit risk features of derivative contracts that were in a net liability position at June 30, 2010 and December 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $3 million and $27 million, respectively.

12.       Income Taxes

RiverSource Life’s effective tax rates were 18% and 22% for the three months and six months ended June 30, 2010, respectively.  RiverSource Life’s effective tax rates were 28% and 23% for the three months and six months ended June 30, 2009, respectively. The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items for the three months and six months ended June 30, 2010.

RiverSource Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2010 and December 31, 2009.

Additionally, RiverSource Life has net operating loss carryforwards of $14 million which will expire beginning December 31, 2025.

As of June 30, 2010 and December 31, 2009, RiverSource Life had a $28 million gross unrecognized tax benefit and a $77 million gross unrecognized tax expense, respectively.  If recognized, approximately $41 million and $49 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2010 and December 31, 2009, respectively, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of $9 million in interest and penalties for the six months ended June 30, 2010.  As of June 30, 2010 and December 31, 2009, RiverSource Life had a receivable of $25 million and $16 million, respectively, related to the accrual of interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of RiverSource Life it is estimated that the total amount of gross unrecognized tax benefits may decrease by $3 million to $5 million in the next 12 months.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997.  The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of RiverSource Life’s income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009.  However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2008, the IRS commenced an examination of RiverSource Life’s U.S. income tax returns for 2005 through 2007 of which 2006 through 2007 was completed in the second quarter of 2010. The examination of 2005 is expected to be completed in the third quarter of 2010.  RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

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

13.       Contingencies

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

Results of Operations for the Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

The following table presents RiverSource Life’s consolidated results of operations:

	Six Months Ended June 30,
	2010	2009	Change
	(in millions, except percentages)
Revenues
Premiums	$243	$219	$24	11%
Net investment income	809	708	101	14
Policy and contract charges	670	579	91	16
Other revenue	137	102	35	34
Net realized investment gains	11	35	(24)	(69)
Total revenues	1,870	1,643	227	14
Benefits and expenses
Benefits, claims, losses and settlement expenses	390	444	(54)	(12)
Interest credited to fixed accounts	459	442	17	4
Amortization of deferred acquisition costs	253	123	130	NM
Other insurance and operating expenses	282	286	(4)	(1)
Total benefits and expenses	1,384	1,295	89	7
Pretax income	486	348	138	40
Income tax provision	106	81	25	31
Net income	$380	$267	$113	42%

NM  Not Meaningful.

Overview

Consolidated net income was $380 million for the six months ended June 30, 2010 compared to $267 million for the six months ended June 30, 2009, an increase of $113 million or 42%.  Pretax income increased $138 million to $486 million for the six months ended June 30, 2010 from $348 million for the six months ended June 30, 2009.  The increase was primarily driven by an increase in net investment income, policy and contract charges and a decrease in benefits, claims, losses and settlement expenses.  These increases to net income were partially offset by a decrease in net realized investment gains and an increase in amortization of deferred acquisition costs (“DAC”).

Revenues

Total revenues increased $227 million or 14% to $1.9 billion for the six months ended June 30, 2010 compared to $1.6 billion for the prior year period.

Premiums increased $24 million or 11% to $243 million for the six months ended June 30, 2010 compared to $219 million in the prior year period.  The increase was primarily due to higher sales of immediate annuities with life contingencies.

Net investment income increased $101 million or 14% to $809 million for the six months ended June 30, 2010 compared to $708 million in the prior year period.  The increase is due to income on fixed maturity securities driven by higher fixed annuity account balances and higher investment yields on the general portfolio. The yield on the general portfolio increased as the percentage of the portfolio invested in cash and cash equivalents decreased significantly.

Policy and contract charges increased $91 million or 16% to $670 million for the six months ended June 30, 2010 compared to $579 million in the prior year period primarily due to increased separate account fee revenue as a result of the increase in average separate account assets.  Average separate account assets increased $13.3 billion or 32% from the prior year period primarily due to market appreciation and net inflows.

Other revenue increased $35 million or 34% to $137 million for the six months ended June 30, 2010 compared to $102 million in the prior year period reflecting higher marketing support and administrative fees due to higher average underlying separate account asset values.

Net realized investment gains decreased $24 million or 69% to $11 million for the six months ended June 30, 2010 compared to $35 million in the prior year period.  In the six months ended June 30, 2010, net realized gains from sales of Available-for-Sale securities were $37 million and other-than-temporary impairments recognized in earnings were $24 million which primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  For the six months ended June 30, 2010, the reserves on commercial mortgage loans increased by $6 million offset by a $4 million decrease to the allowance for loan losses on below investment grade syndicated loans.  In the six months ended June 30, 2009, net realized gains from sales of Available-for-Sale securities were $85 million and other-than-temporary impairments recognized in earnings were $41 million which primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.  In the six months ended June 30, 2009, the reserves on commercial mortgage loans increased by $8 million.

Benefits and Expenses

Total benefits and expenses increased $89 million or 7% to $1.4 billion for the six months ended June 30, 2010 compared to $1.3 billion in the prior year period.  This increase is primarily due to increases in amortization of DAC and interest credited to fixed accounts partially offset by a decrease in benefits, claims, losses and settlement expenses.

Benefits, claims, losses and settlement expenses decreased $54 million or 12% to $390 million for the six months ended June 30, 2010 compared to $444 million for the six months ended June 30, 2009 driven by a decrease in expenses from variable annuity benefit guarantees.  The mark-to-market impact on variable annuity living benefit expenses, net of hedges and deferred sales inducement costs (“DSIC”), decreased benefits expense by $41 million in the first half of 2010 primarily driven by the impact of nonperformance spread on the valuation of living benefit liabilities, which RiverSource Life does not hedge.  This decrease was partially offset by an increase in benefits expense of $17 million, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program (“PN program”) offered in connection with RiverSource Life’s variable life and annuity products.  With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing instruments in the general account into separate accounts. The mark-to-market impact of variable annuity living benefits, net of hedges and DSIC, increased benefits expense by $80 million in the first half of 2009 primarily due to the impact of nonperformance spread on the valuation of living benefit liabilities, which RiverSource Life does not hedge.  Benefits, claims, losses and settlement expenses related to immediate annuities with life contingencies increased compared to the prior period primarily due to higher business volumes.

Amortization of DAC increased $130 million to $253 million for the six months ended June 30, 2010 compared to $123 million in the prior year period.  DAC amortization in the first half of 2010 increased by $59 million due to market impacts, including $33 million offsetting lower variable annuity guaranteed living benefits expense, net of hedges.  These increases were partially offset by a $17 million decrease as a result of the implementation of changes to the PN program and a $28 million decrease related to an adjustment for revisions to certain calculations in RiverSource Life’s valuation of DAC.  DAC amortization in the first half of 2009 decreased by $59 million due to market impacts, including a $60 million benefit offsetting higher variable annuity guaranteed living benefits, net of hedges. DAC amortization also increased due to higher variable annuity gross profits compared to the prior year period.

Income Taxes

RiverSource Life’s effective tax rate was 22% for the six months ended June 30, 2010, compared to 23% for the six months ended June 30, 2009.  The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items, including the dividends received deduction for the six months ended June 30, 2010.

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

Market Risk

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

To evaluate interest rate and equity market price, RiverSource Life performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices.  The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities and the associated hedge assets, RiverSource Life assumed no change in implied market volatility despite the 10% drop in equity prices.

The numbers below show RiverSource Life’s estimate of the pretax impacts on income from these hypothetical market movements, net of hedging, as of June 30, 2010.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(66)	$—	$(66)
DAC and DSIC amortization(1)(2)	(116)	—	(116)
Variable annuity riders:
GMDB and GMIB(2)	(38)	1	(37)
GMWB	(77)	88	11
GMAB	(25)	29	4
DAC and DSIC amortization(3)	N/A	N/A	(6)
Total variable annuity riders	(140)	118	(28)
Equity indexed annuities	1	(1)	—
Total	$(321)	$117	$(210)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(9)	$—	$(9)
Variable annuity riders:
GMWB	257	(299)	(42)
GMAB	45	(51)	(6)
DAC and DSIC amortization(3)	N/A	N/A	18
Total variable annuity riders	302	(350)	(30)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	14	—	14
Total	$307	$(350)	$(25)

N/A    Not Applicable.

(1)   Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2)   In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, RiverSource Life has not changed its assumed equity asset growth rates. This is a significantly more conservative estimate than if RiverSource Life assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year period. RiverSource Life makes the same conservative assumption in estimating the impact from GMDB and GMIB riders.

(3)   Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

The above results compare to estimated negative net impacts to pretax income of $211 million related to a 10% equity price decline and $66 million related to a 100 basis point increase in interest rates as of December 31, 2009.  The interest rate exposure decreased at June 30, 2010 due to the significant fall in rates from December 31, 2009.

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

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles.  Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards.  Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles.  RiverSource Life has exposure to each of these types of loans predominantly through mortgage backed and asset backed securities.  The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments.  Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of RiverSource Life’s risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that RiverSource Life will not receive all contractual principal and interest payments for these investments.  For the investments that are more at risk for impairment, RiverSource Life performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds, loss severity, and geographic concentrations to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of June 30, 2010, RiverSource Life’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	2	2	7	3	—	—	—	—	—	—	9	5
2005	19	19	10	8	26	26	7	6	18	12	80	71
2006	—	—	—	—	—	—	5	5	4	3	9	8
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	6	6	—	—	—	—	—	—	6	6
Total Sub-prime	$21	$21	$23	$17	$26	$26	$12	$11	$22	$15	$104	$90

Alt-A
2003 & prior	$14	$16	$—	$—	$—	$—	$—	$—	$—	$—	$14	$16
2004	7	7	57	54	5	3	—	—	13	6	82	70
2005	5	4	36	28	29	23	—	—	164	109	234	164
2006	—	—	—	—	—	—	—	—	11	6	11	6
2007	—	—	—	—	—	—	—	—	27	14	27	14
2008	—	—	—	—	—	—	—	—	—	—	—	—
Total Alt-A	$26	$27	$93	$82	$34	$26	$—	$—	$215	$135	$368	$270

Prime
2003 & prior	$189	$187	$—	$—	$—	$—	$—	$—	$—	$—	$189	$187
2004	23	25	—	—	26	26	11	12	—	—	60	63
2005	12	16	22	26	51	53	14	15	116	69	215	179
2006	—	—	19	20	—	—	—	—	38	36	57	56
2007	40	42	—	—	—	—	—	—	14	11	54	53
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,731	1,888	53	63	—	—	13	25	—	—	1,797	1,976
Total Prime	$1,995	$2,158	$94	$109	$77	$79	$38	$52	$168	$116	$2,372	$2,514
Grand Total	$2,042	$2,206	$210	$208	$137	$131	$50	$63	$405	$266	$2,844	$2,874

(1)          Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds.  Credit enhancement on senior bonds is increased through the Re-Remic process.  RiverSource Life did not have any exposure to subordinate tranches as of June 30, 2010.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, RiverSource Life adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of RiverSource Life not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2010.  As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $115 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2010 credit spreads.

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

Also, in March 2009, RiverSource Life Insurance Company became a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings.  At June 30, 2010 and 2009, RiverSource Life had no borrowings from the FHLB.  In 2010, RiverSource Life entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow RiverSource Life to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at June 30, 2010 was $484 million, which is collateralized with commercial mortgage backed securities, agency residential mortgage backed securities and corporate debt securities from RiverSource Life’s investment portfolio.

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

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	June 30, 2010	December 31, 2009	December 31, 2009
	(in millions)
RiverSource Life Insurance Company	$3,669	$3,450	$803
RiverSource Life Insurance Co. of New York	327	286	44

(a)          Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the most recent statutory risk-based capital filing.

Contractual Commitments

There have been no material changes to RiverSource Life’s contractual obligations disclosed in RiverSource Life’s 2009 10-K.

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

•                  other statements about future economic performance, the performance of equity markets and interest rate variations and the economic performance of the United States and of global markets; and

•                  statements of assumptions underlying such statements.

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

•                  changes in relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the recent enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in RiverSource Life’s 2009 10-K and in Part II, Item 1A of this report.

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

RiverSource Life’s management, under the supervision and with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2010.

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

PART II.                  OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

The information set forth in Note 13 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

Part I, Item 1A of RiverSource Life’s 2009 10-K sets forth information relating to the material risks and uncertainties that affect its business. In addition, the following factors should be read in conjunction with and supplement and amend the risk factors set forth in RiverSource Life’s 2009 10-K that may affect its business, financial condition and results of operations.

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

Recent changes in the supervision and regulation of the financial industry, including those set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, could materially impact RiverSource Life’s business.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) into law.  The Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors.  Certain elements of the Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies.  The impact of the Act on RiverSource Life, the financial industry and the economy cannot be known until all such rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

Insurance companies and the business of insurance are exempted from several major provisions of the Act. However, because the Act significantly changes the regulation of the financial services industry and financial markets generally, and because the Act will apply directly to certain key affiliates of RiverSource Life, implementation of the Act could nevertheless materially impact RiverSource Life’s business. For example, to the extent that RiverSource Life invests in debt securities issued by a financial company that becomes subject to the orderly liquidation authority under the Act, RiverSource Life’s rights as a creditor could be adversely affected. RiverSource Life could also be subject to assessments to repay federal funding advanced to liquidated financial companies. Further, RiverSource Life may be impacted by the creation of the Federal Insurance Office within the Department of the Treasury, which is required to monitor the insurance industry and gather relevant information, including issues or gaps in the current state-based solvency regulation system.

On July 21, 2010, the SEC proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940, with respect to how mutual funds and underlying funds of separate accounts collect and pay fees to cover the costs of selling and marketing their shares.  The proposed changes are subject to public comment and, following any enactment, would be phased in over a number of years. As these measures are not final nor undergoing implementation throughout the financial services industry, the impact of changes such as those currently proposed cannot be predicted at this time.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: August 4, 2010	By	/s/ John R. Woerner
John R. Woerner
President

Date: August 4, 2010	By	/s/ Brian J. McGrane
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