Form 10-Q
period 2010-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2010-11-05
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM  10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2010, $24,991; 2009, $25,142)	$27,313	$25,999
Common and preferred stocks, at fair value (cost: 2010 and 2009, $30)	29	23
Commercial mortgage loans, at cost (less allowance for loan losses: 2010, $36; 2009, $30)	2,517	2,532
Policy loans	728	715
Trading securities and other investments	356	310
Total investments	30,943	29,579
Cash and cash equivalents	506	811
Restricted cash	26	184
Reinsurance recoverables	1,790	1,688
Deferred income taxes, net	—	63
Other receivables	178	332
Accrued investment income	306	303
Deferred acquisition costs	4,394	4,285
Deferred sales inducement costs	531	524
Other assets	1,954	936
Separate account assets	59,657	54,267

Total assets	$100,285	$92,972
Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$30,589	$30,383
Policy claims and other policyholders’ funds	146	123
Deferred income taxes, net	683	—
Borrowings under repurchase agreements	869	—
Line of credit with Ameriprise Financial, Inc.	—	300
Other liabilities	1,695	1,955
Separate account liabilities	59,657	54,267
Total liabilities	93,639	87,028
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,446	2,445
Retained earnings	3,241	3,114
Accumulated other comprehensive income, net of tax	956	382
Total shareholder’s equity	6,646	5,944

Total liabilities and shareholder’s equity	$100,285	$92,972

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Premiums	$128	$112	$371	$331
Net investment income	411	415	1,220	1,123
Policy and contract charges	342	249	1,012	828
Other revenues	61	63	198	165
Net realized investment gains	1	7	12	42
Total revenues	943	846	2,813	2,489
Benefits and expenses
Benefits, claims, losses and settlement expenses	512	179	902	623
Interest credited to fixed accounts	227	232	686	674
Amortization of deferred acquisition costs	(265)	(81)	(12)	42
Other insurance and operating expenses	141	134	423	420
Total benefits and expenses	615	464	1,999	1,759
Pretax income	328	382	814	730
Income tax provision	81	96	187	176
Net income	$247	$286	$627	$554

Supplemental Disclosures:
Net realized investment gains:
Net realized investment gains before impairment losses on securities	$2	$26	$36	$102
Total other-than-temporary impairment losses on securities	(1)	(18)	(23)	(48)
Portion of loss recognized in other comprehensive income	—	(1)	(1)	(12)
Net impairment losses recognized in net realized investment gains	(1)	(19)	(24)	(60)
Net realized investment gains	$1	$7	$12	$42

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$627	$554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(358)	(513)
Amortization of deferred acquisition and sales inducement costs	(21)	40
Depreciation, amortization and accretion, net	(59)	(47)
Deferred income tax expense	434	22
Contractholder and policyholder charges, non-cash	(194)	(194)
Net realized investment gains	(38)	(112)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	26	70
Change in operating assets and liabilities:
Trading securities and equity method investments, net	11	131
Future policy benefits for traditional life, disability income and long term care insurance	231	201
Policy claims and other policyholders’ funds	24	(57)
Reinsurance recoverables	(102)	(59)
Other receivables	(59)	5
Accrued investment income	(3)	(65)
Derivatives collateral, net	490	(1,674)
Other assets and liabilities, net	5	497
Net cash provided by (used in) operating activities	1,014	(1,201)
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,828	3,550
Maturities, sinking fund payments and calls	2,654	2,511
Purchases	(4,678)	(10,535)
Proceeds from sales and maturities of commercial mortgage loans	136	224
Funding of commercial mortgage loans	(132)	(83)
Proceeds from sales of other investments	63	26
Purchase of other investments	(108)	(11)
Change in policy loans, net	(13)	9
Net cash used in investing activities	(250)	(4,309)

Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	1,248	4,386
Net transfers (to) from separate accounts	(1,283)	174
Surrenders and other benefits	(992)	(1,587)
Change in borrowings under repurchase agreements, net	869	—
Proceeds (payments) on line of credit with Ameriprise Financial, Inc.	(300)	500
Deferred premium options, net	(111)	(38)
Cash dividend to Ameriprise Financial, Inc.	(500)	—
Net cash (used in) provided by financing activities	(1,069)	3,435
Net decrease in cash and cash equivalents	(305)	(2,075)
Cash and cash equivalents at beginning of period	811	3,307
Cash and cash equivalents at end of period	$506	$1,232
Supplemental Disclosures:
Income taxes paid, net	$76	$9
Interest paid on borrowings	2	—

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
Nine Months Ended September 30, 2010 and 2009

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2009	$3	$2,116	$2,336	$(716)	$3,739
Change in accounting principles, net of tax	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	554	—	554
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	1,146	1,146
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	26	26
Change in net unrealized derivatives losses	—	—	—	3	3
Total comprehensive income					1,729
Tax adjustment on share-based incentive compensation plan	—	(1)	—	—	(1)
Balances at September 30, 2009	$3	$2,115	$2,928	$421	$5,467

Balances at January 1, 2010	$3	$2,445	$3,114	$382	$5,944
Comprehensive income:
Net income	—	—	627	—	627
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	569	569
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	2	2
Change in net unrealized derivatives losses	—	—	—	3	3
Total comprehensive income					1,201
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at September 30, 2010	$3	$2,446	$3,241	$956	$6,646

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

The interim financial information in this report has not been audited.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made.  Except for the adjustments described below, all adjustments made were of a normal recurring nature.

In the third quarter of 2010, RiverSource Life made adjustments for revisions to the valuations of reserves, deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) related to insurance and living benefit guarantees which resulted in a $32 million pretax charge ($21 million after tax).  In the second quarter of 2010, RiverSource Life made an adjustment for revisions to certain calculations in its valuation of DAC and DSIC which resulted in a $33 million pretax benefit ($21 million after tax).

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Future Adoption of New Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards regarding accounting for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The standard is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted if it is at the beginning of an entity’s annual reporting period. The standard is to be applied prospectively; however, retrospective application to all prior periods presented is permitted but not required. RiverSource Life is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

RTA’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values.  The carrying values are reflected in trading securities and other investments and were $100 million and $28 million as of September 30, 2010 and December 31, 2009, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded nor has it provided any additional support to the affordable housing partnerships.  RiverSource Life had liabilities of $77 million and $1 million recorded as of September 30, 2010 and December 31, 2009, respectively, related to the affordable housing partnerships.

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	September 30, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,703	$1,670	$(16)	$16,357	$—
Residential mortgage backed securities	4,591	372	(153)	4,810	(35)
Commercial mortgage backed securities	3,899	352	—	4,251	—
Asset backed securities	854	53	(17)	890	—
State and municipal obligations	792	61	(36)	817	—
U.S. government and agencies obligations	56	8	—	64	—
Foreign government bonds and obligations	91	21	—	112	—
Other structured investments	5	7	—	12	7
Total fixed maturities	24,991	2,544	(222)	27,313	(28)
Common and preferred stocks	30	—	(1)	29	—
Total	$25,021	$2,544	$(223)	$27,342	$(28)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,245	$855	$(106)	$14,994	$1
Residential mortgage backed securities	5,249	185	(238)	5,196	(41)
Commercial mortgage backed securities	3,874	182	(16)	4,040	—
Asset backed securities	877	32	(29)	880	—
State and municipal obligations	647	12	(46)	613	—
U.S. government and agencies obligations	152	7	(1)	158	—
Foreign government bonds and obligations	94	14	(1)	107	—
Other structured investments	4	7	—	11	7
Total fixed maturities	25,142	1,294	(437)	25,999	(33)
Common and preferred stocks	30	—	(7)	23	—
Total	$25,172	$1,294	$(444)	$26,022	$(33)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

At both September 30, 2010 and December 31, 2009, fixed maturity securities comprised approximately 88% of RiverSource Life’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  RiverSource Life uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, RiverSource Life may utilize ratings from other NRSROs or rate the securities internally. At both September 30, 2010 and December 31, 2009, approximately $1.1 billion of securities were internally rated by Columbia Management Investment Advisors, LLC’s (formerly known as RiverSource Investments, LLC) using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	September 30, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,394	$9,121	34%	$9,194	$9,520	37%
AA	1,346	1,461	5	1,081	1,084	4
A	4,072	4,436	16	4,182	4,326	17
BBB	9,815	11,027	40	9,276	9,826	38
Below investment grade	1,364	1,268	5	1,409	1,243	4
Total fixed maturities	$24,991	$27,313	100%	$25,142	$25,999	100%

At September 30, 2010 and December 31, 2009, approximately 29% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of shareholder’s equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2010
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	12	$127	$—	49	$357	$(16)	61	$484	$(16)
Residential mortgage backed securities	17	176	(2)	57	283	(151)	74	459	(153)
Commercial mortgage backed securities	2	9	—	—	—	—	2	9	—
Asset backed securities	5	71	(2)	17	81	(15)	22	152	(17)
State and municipal obligations	4	20	(1)	2	100	(35)	6	120	(36)
U.S. government and agencies obligations	2	16	—	—	—	—	2	16	—
Other structured investments	—	—	—	2	—	—	2	—	—
Common and preferred stock	—	—	—	2	29	(1)	2	29	(1)
Total	42	$419	$(5)	129	$850	$(218)	171	$1,269	$(223)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2009
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	133	$1,088	$(18)	165	$1,313	$(88)	298	$2,401	$(106)
Residential mortgage backed securities	43	1,184	(34)	68	363	(204)	111	1,547	(238)
Commercial mortgage backed securities	33	353	(4)	26	297	(12)	59	650	(16)
Asset backed securities	7	70	(1)	18	87	(28)	25	157	(29)
State and municipal obligations	32	232	(9)	2	99	(37)	34	331	(46)
U.S. government and agencies obligations	2	89	(1)	—	—	—	2	89	(1)
Foreign government bonds and obligations	—	—	—	2	4	(1)	2	4	(1)
Other structured investments	—	—	—	2	—	—	2	—	—
Common and preferred stock	—	—	—	2	23	(7)	2	23	(7)
Total	250	$3,016	$(67)	285	$2,186	$(377)	535	$5,202	$(444)

As part of RiverSource Life’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to credit spreads.  The primary driver of lower unrealized losses at September 30, 2010 was the decline of interest rates during the period.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$104	$131	$82	$101
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	—	14	8
Reductions for securities sold during the period (realized)	—	(15)	—	(18)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	—	3	8	28
Ending balance of credit losses on securities held as of September 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$104	$119	$104	$119

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Securities Gains (Losses)		Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Securities Gains (Losses)
	(in millions)
Balance at January 1, 2009	$(1,043)		$365	$(678)
Cumulative effect of accounting change	(58	)(1)	20	(38)
Net unrealized securities gains arising during the period(3)	2,465		(862)	1,603
Reclassification of gains included in net income	(52)		18	(34)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(611)		214	(397)
Balance at September 30, 2009	$701		$(245)	$456 (2)

Balance at January 1, 2010	$638		$(222)	$416
Net unrealized securities gains arising during the period(3)	1,486		(520)	966
Reclassification of gains included in net income	(16)		5	(11)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(591)		206	(385)
Balance at September 30, 2010	$1,517		$(531)	$986 (2)

(1)          Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009.  See Note 2 for additional information on the adoption impact.

(2)          At September 30, 2010 and 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains included $(14) million and $(13) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(3)          Net unrealized securities gains arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Gross realized investment gains from sales	$5	$48	$42	$143
Gross realized investment losses from sales	(1)	(21)	(2)	(31)
Other-than-temporary impairments related to credit	(1)	(19)	(24)	(60)

The other-than-temporary impairments for the three months and nine months ended September 30, 2010 primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  The other-than-temporary impairments for the three months and nine months ended September 30, 2009 related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.

Available-for-Sale securities by contractual maturity at September 30, 2010 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,012	$1,028
Due after one year through five years	5,675	6,084
Due after five years through 10 years	5,335	6,062
Due after 10 years	3,620	4,176
	15,642	17,350
Residential mortgage backed securities	4,591	4,810
Commercial mortgage backed securities	3,899	4,251
Asset backed securities	854	890
Other structured investments	5	12
Common and preferred stocks	30	29
Total	$25,021	$27,342

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

5.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

In the third quarter of 2010, management reviewed and updated RiverSource Life’s DAC and DSIC valuation assumptions. In this process, management extended the projection periods used for its annuity products and revised client asset value growth rates assumed for variable annuity and variable universal life contracts.

The total pretax impacts on RiverSource Life’s assets and liabilities attributable to the review of valuation assumptions during the third quarter of 2010 and 2009 were as follows:

Balance Sheet Impact Debit (Credit)	Reinsurance Recoverables	DAC	DSIC	Future Policy Benefits	Total
	(in millions)
2010 period	$(21)	$323	$52	$(266)	$88
2009 period	(65)	119	9	71	134

The total pretax impacts on RiverSource Life’s revenues and expenses attributable to the review of the valuation assumptions for the three months and nine months ended September 30, 2010 and 2009 were as follows:

Pretax Benefit (Charge)	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
2010 period	$(21)	$(214)	$323	$88
2009 period	(65)	80	119	134

The balances of and changes in DAC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$4,285	$4,324
Capitalization of acquisition costs	326	452
Amortization, excluding the impact of valuation assumptions review	(311)	(161)
Amortization impact of valuation assumptions review	323	119
Impact of change in net unrealized securities gains	(229)	(462)
Balance at September 30	$4,394	$4,272

The balances of and changes in DSIC were as follows:

	2010	2009
	(in millions)
Balance at January 1	$524	$518
Capitalization of sales inducement costs	32	61
Amortization, excluding the impact of valuation assumptions review	(43)	(7)
Amortization impact of valuation assumptions review	52	9
Impact of change in net unrealized securities gains	(34)	(67)
Balance at September 30	$531	$514

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Fixed annuities	$16,650	$16,558
Equity indexed annuities (“EIA”) accumulated host values	111	159
EIA embedded derivatives	2	9
Variable annuity fixed sub-accounts	4,933	6,127
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	940	204
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	231	100
Other variable annuity guarantees	15	12
Total annuities	22,882	23,169
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,713	2,595
Other life, disability income and long term care insurance	4,994	4,619
Total future policy benefits	30,589	30,383
Policy claims and other policyholders’ funds	146	123
Total future policy benefits and policy claims and other policyholders’ funds	$30,735	$30,506

Separate account liabilities consisted of the following:

	September 30, 2010	December 31, 2009
	(in millions)
Variable annuity variable sub-accounts	$54,122	$48,982
VUL insurance variable sub-accounts	5,491	5,239
Other insurance variable sub-accounts	44	46
Total separate account liabilities	$59,657	$54,267

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which RiverSource Life has established additional liabilities:

	September 30, 2010				December 31, 2009
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$34,899	$33,195	$442	62	$30,938	$28,415	$974	61
Five/six-year reset	13,393	10,833	560	62	13,919	11,223	929	61
One-year ratchet	7,390	6,871	551	63	7,081	6,400	873	63
Five-year ratchet	1,375	1,322	18	60	1,256	1,171	38	59
Other	605	574	84	67	549	516	95	67
Total — GMDB	$57,662	$52,795	$1,655	62	$53,743	$47,725	$2,909	61

GGU death benefit	$917	$858	$74	64	$853	$775	$70	63

GMIB	$587	$548	$111	64	$628	$582	$126	63

GMWB:
GMWB	$4,200	$4,176	$258	64	$4,196	$4,067	$454	64
GMWB for life	18,300	18,172	383	63	14,988	14,333	795	63
Total — GMWB	$22,500	$22,348	$641	63	$19,184	$18,400	$1,249	63

GMAB	$3,286	$3,269	$77	56	$2,926	$2,853	$153	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	7	(5)	(1,003)	(216)	5
Paid claims	(53)	—	—	—	—
Liability balance at September 30, 2009	$9	$7	$468	$151	$12

Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	16	3	736	131	43
Paid claims	(15)	(1)	—	—	(4)
Liability balance at September 30, 2010	$7	$8	$940	$231	$54

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30,	December 31,
	2010	2009
	(in millions)
Mutual funds:
Equity	$30,379	$29,379
Bond	21,326	16,537
Other	2,252	2,889
Total mutual funds	$53,957	$48,805

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

9.              Borrowings under Repurchase Agreements

During 2010, RiverSource Life entered into repurchase agreements in exchange for cash which it accounts for as a secured borrowing.  RiverSource Life has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and corporate debt securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged as collateral, which are recorded in investments, was $908 million at September 30, 2010. The amount of RiverSource Life’s liability as of September 30, 2010 was $869 million.  The weighted average annualized interest rate on the repurchase agreements held as of September 30, 2010 was 0.38%.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, agency mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. and foreign government and agency securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services.  Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes.  Level 3 securities include corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities.  The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. Effective March 31, 2010, RiverSource Life returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of RiverSource Life’s discounted cash flows was not significant.  RiverSource Life continues to classify its non-agency residential mortgage backed securities as Level 3 because RiverSource Life believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested.  The NAV represents the exit price for the separate account.  Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchanged-traded are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options.  Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements.

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

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,052	$1,305	$16,357
Residential mortgage backed securities	—	1,887	2,923	4,810
Commercial mortgage backed securities	—	4,251	—	4,251
Asset backed securities	—	682	208	890
State and municipal obligations	—	817	—	817
U.S. government and agencies obligations	11	53	—	64
Foreign government bonds and obligations	—	112	—	112
Other structured investments	—	—	12	12
Total Available-for-Sale securities: Fixed maturities	11	22,854	4,448	27,313
Common and preferred stocks	—	29	—	29
Trading securities	—	36	—	36
Cash equivalents	29	477	—	506
Other assets:
Interest rate derivatives	—	699	—	699
Equity derivatives	111	706	—	817
Credit derivatives	—	1	—	1
Total Other assets	111	1,406	—	1,517
Separate account assets	—	59,657	—	59,657
Total assets at fair value	$151	$84,459	$4,448	$89,058

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
GMWB and GMAB embedded derivatives	—	—	1,153	1,153
Total Future policy benefits	—	2	1,153	1,155
Other liabilities:
Interest rate derivatives	—	443	—	443
Equity derivatives	—	439	—	439
Credit derivatives	—	1	—	1
Total Other liabilities	—	883	—	883
Total liabilities at fair value	$—	$885	$1,153	$2,038

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$13,755	$1,239	$14,994
Residential mortgage backed securities	—	2,424	2,772	5,196
Commercial mortgage backed securities	—	3,968	72	4,040
Asset backed securities	—	665	215	880
State and municipal obligations	—	613	—	613
U.S. government and agencies obligations	11	147	—	158
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	11	11
Total Available-for-Sale securities: Fixed maturities	11	21,679	4,309	25,999
Common and preferred stocks	—	23	—	23
Trading securities	—	36	—	36
Cash equivalents	2	801	—	803
Other assets	—	615	—	615
Separate account assets	—	54,267	—	54,267
Total assets at fair value	$13	$77,421	$4,309	$81,743

Liabilities
Future policy benefits	$—	$9	$299	$308
Other liabilities	—	757	—	757
Total liabilities at fair value	$—	$766	$299	$1,065

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

					Purchases,
		Total Gains (Losses) Included in			Sales, Issuances
	Balance,			Other	and	Transfers		Balance,
	July 1, 2010	Net Income		Comprehensive Income	Settlements, Net	In/(Out) of Level 3		September 30, 2010
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$1,235	$—		$15	$30	$25		$1,305
Residential mortgage backed securities	2,784	20		74	45	—		2,923
Commercial mortgage backed securities	144	—		—	—	(144)		—
Asset backed securities	226	1		2	(8)	(13)		208
Other structured investments	12	1		—	(1)	—		12
Total Available-for-Sale securities:
Fixed maturities	4,401	22	(1)	91	66	(132	)(3)	4,448

Future policy benefits:
GMWB and GMAB embedded derivatives	(1,083)	(44	)(2)	—	(26)	—		(1,153)

(1)        Included in net investment income in the Consolidated Statements of Income.

(2)        Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)        Represents securities with a fair value of $157 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and securities with a fair value of $25 million that were transferred to Level 3 as the fair value of the securities is now based on broker quotes.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

					Purchases,
		Total Gains (Losses) Included in			Sales, Issuances
	Balance, July 1, 2009	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, September 30, 2009
	(in millions)
Available-for-Sale securities:
Fixed maturities
Corporate debt securities	$1,147	$—		$94	$12	$(46)		$1,207
Residential mortgage backed securities	2,386	25		111	63	—		2,585
Commercial mortgage backed securities	64	—		5	—	—		69
Asset backed securities	161	2		9	(36)	(9)		127
Other structured investments	9	1		—	—	—		10
Total Available-for-Sale securities:
Fixed maturities	3,767	28	(1)	219	39	(55	)(3)	3,998

Future policy benefits	(759)	166	(2)	—	(17)	—		(610)

(1)          Included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)          Represents securities with a fair value of $64 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and a security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

RiverSource Life recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at September 30 for the three months then ended:

	2010			2009
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Residential mortgage backed securities	$19	$(1)	$—	$27	$(3)	$—
Asset backed securities	1	—	—	—	—	—
Total Available-for-Sale securities:
Fixed maturities	20	(1)	—	27	(3)	—
Future policy benefits	—	—	(49)	—	—	165

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

					Purchases,
		Total Gains (Losses) Included in			Sales, Issuances
	Balance, January 1, 2010	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, September 30, 2010
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$1,239	$1		$58	$(18)	$25		$1,305
Residential mortgage backed securities	2,772	36		217	(102)	—		2,923
Commercial mortgage backed securities	72	1		10	61	(144)		—
Asset backed securities	215	5		21	(8)	(25)		208
Other structured investments	11	2		—	(1)	—		12
Total Available-for-Sale securities:
Fixed maturities	4,309	45	(1)	306	(68)	(144	)(3)	4,448

Future policy benefits:
GMWB and GMAB embedded derivatives	(299)	(760	)(2)	—	(94)	—		(1,153)

(1)        Represents a $17 million loss included in net realized investment gains and a $62 million gain included in net investment income in the Consolidated Statements of Income.

(2)        Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)        Represents securities with a fair value of $169 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and securities with a fair value of $25 million that were transferred to Level 3 as the fair value of the securities is now based on broker quotes.

					Purchases,
		Total Gains (Losses) Included in			Sales, Issuances
	Balance, January 1, 2009	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, September 30, 2009
	(in millions)
Available-for-Sale securities:
Fixed maturities
Corporate debt securities	$1,086	$—		$172	$10	$(61)		$1,207
Residential mortgage backed securities	520	50		103	1,912	—		2,585
Commercial mortgage backed securities	3	—		6	60	—		69
Asset backed securities	95	7		7	27	(9)		127
Other structured investments	9	1		—	—	—		10
Total Available-for-Sale securities:
Fixed maturities	1,713	58	(1)	288	2,009	(70	)(3)	3,998

Other assets	200	(37	)(2)	—	(163)	—		—
Future policy benefits	(1,832)	1,268	(2)	—	(46)	—		(610)

(1)        Represents a $3 million loss included in net realized investment gains (losses) and a $61 million gain included in net investment income in the Consolidated Statements of Income.

(2)        Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)        Represents securities with a fair value of $79 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service and a security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at September 30 for the nine months then ended:

	2010			2009
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Residential mortgage backed securities	$56	$(22)	$—	$57	$(30)	$—
Asset backed securities	4	—	—	1	—	—
Total Available-for-Sale securities:
Fixed maturities	60	(22)	—	58	(30)	—
Future policy benefits	—	—	(769)	—	—	1,244

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

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,517	$2,666	$2,532	$2,519
Policy loans	728	833	715	790
Other investments	203	217	226	245
Restricted cash	26	26	184	184
Financial Liabilities
Future policy benefits	$15,423	$16,219	$15,540	$15,657
Separate account liabilities	378	378	406	406
Line of credit with Ameriprise Financial	—	—	300	300
Borrowings under repurchase agreements	869	869	—	—

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

Line of Credit with Ameriprise Financial

The fair value of the line of credit is determined by discounting cash flows with an adjustment for RiverSource Life’s nonperformance risk specific to this liability; however, due to the short-term nature of the line of credit, the carrying value is used as an approximation of the fair value.

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

RiverSource Life uses derivatives as economic hedges and occasionally holds derivatives designated for hedge accounting.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2010	December 31, 2009	Balance Sheet Location	September 30, 2010	December 31, 2009
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$699	$176	Other liabilities	$443	$280
Equity contracts	Other assets	817	425	Other liabilities	439	474
Credit contracts	Other assets	1	12	Other liabilities	1	—
Embedded derivatives(1)	N/A	—	—	Future policy benefits	1,153	299
Total GMWB and GMAB		1,517	613		2,036	1,053
Other derivatives:
Equity
GMDB	Other assets	—	—	Other liabilities	—	2
EIA	Other assets	—	2	Other liabilities	—	—
EIA embedded derivatives	N/A	—	—	Future policy benefits	2	9
Total other		—	2		2	11
Total derivatives		$1,517	$615		$2,038	$1,064

N/A       Not applicable

(1)                The fair values of GMWB and GMAB embedded derivatives fluctuate primarily based on changes in equity, interest rate and credit markets.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

See Note 10 for additional information regarding RiverSource Life’s fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated	Location of Gain (Loss) on	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging instruments	Derivatives Recognized in Income	2010	2009	2010	2009
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$141	$63	$352	$(322)
Equity contracts	Benefits, claims, losses and settlement expenses	(354)	(227)	220	(1,017)
Credit contracts	Benefits, claims, losses and settlement expenses	(18)	(39)	(48)	(61)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(70)	149	(854)	1,222
Total GMWB and GMAB		(301)	(54)	(330)	(178)
Other derivatives:
Equity
GMDB	Benefits, claims, losses and settlement expenses	(5)	(7)	—	(7)
EIA	Interest credited to fixed accounts	1	3	1	1
EIA embedded derivatives	Interest credited to fixed accounts	1	2	7	3
Total other		(3)	(2)	8	(3)
Total derivatives		$(304)	$(56)	$(322)	$(181)

(1)                The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

RiverSource Life holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment.  These derivative instruments are used as economic hedges of equity, interest rate and credit risk related to various RiverSource Life products and transactions.

The majority of RiverSource Life’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline.  Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  RiverSource Life economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps.  In 2009, RiverSource Life entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written previously in 2009.  At September 30, 2010 and December 31, 2009, the gross notional amount of contracts for RiverSource Life’s GMWB and GMAB provisions was $48.4 billion and $38.7 billion, respectively.  At both September 30, 2010 and December 31, 2009, the gross notional amount of contracts for RiverSource Life’s GMDB provisions was $77 million.  The premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments RiverSource Life is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2010(1)	$72	$2
2011	251	4
2012	231	3
2013	208	2
2014	181	1
2015-2025	625	4

(1)   2010 amounts represent the amounts payable and receivable for the period from October 1, 2010 to December 31, 2010.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Equity indexed annuities have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by RiverSource Life related to equity indexed annuities products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, RiverSource Life enters into index options and occasionally enters into futures contracts.  The gross notional amount of these derivative contracts was $92 million and $129 million at September 30, 2010 and December 31, 2009, respectively.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives.  In addition, the equity component of the equity indexed annuity product obligations is also considered an embedded derivative.  These embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings.  As discussed above, RiverSource Life uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

RiverSource Life has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  RiverSource Life reclassifies these amounts into income as the forecasted transactions impact earnings.  During the nine months ended September 30, 2010, RiverSource Life held no derivatives that were designated as cash flow hedges.

At September 30, 2010, RiverSource Life expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately.  No hedge relationships were discontinued during the nine months ended September 30, 2010 and 2009 due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the nine months ended September 30, 2010 and 2009, amounts recognized in earnings on derivative transactions that were ineffective were nil.

The following is a summary of unrealized derivatives losses included in accumulated other comprehensive income related to cash flow hedges:

	2010	2009
	(in millions)
Net unrealized derivatives losses at January 1	$(34)	$(38)
Reclassification of realized losses(1)	5	5
Income tax benefit	(2)	(2)
Net unrealized derivatives losses at September 30	$(31)	$35

(1)   Loss reclassified from Accumulated Other Comprehensive Loss to Net Investment Income on Consolidated Statements of Income.

Currently, the longest period of time over which RiverSource Life is hedging exposure to the variability in future cash flows is 8 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with RiverSource Life’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, RiverSource Life has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  As of September 30, 2010 and December 31, 2009, RiverSource Life held $420 million and $88 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral RiverSource Life is obligated to return to counterparties.  As of September 30, 2010 and December 31, 2009, RiverSource Life had accepted additional collateral consisting of various securities with a fair value of $129 million and $22 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of September 30, 2010 and December 31, 2009, RiverSource Life’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $48 million and $53 million, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Certain of RiverSource Life’s derivative instruments contain provisions that adjust the level of collateral RiverSource Life is required to post based on RiverSource Life’s financial strength rating (or based on the debt rating of RiverSource Life’s parent, Ameriprise Financial).  Additionally, certain of RiverSource Life’s derivative contracts contain provisions that allow the counterparty to terminate the contract if RiverSource Life does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, RiverSource Life’s counterparty could require immediate settlement of any net liability position.  At September 30, 2010 and December 31, 2009, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $45 million and $296 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2010 and December 31, 2009 was $37 million and $269 million, respectively.  If the credit risk features of derivative contracts that were in a net liability position at September 30, 2010 and December 31, 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $8 million and $27 million, respectively.

12.       Income Taxes

RiverSource Life’s effective tax rates were 25% and 23% for the three months and nine months ended September 30, 2010, respectively.  RiverSource Life’s effective tax rates were 25% and 24% for the three months and nine months ended September 30, 2009, respectively. The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items for the nine months ended September 30, 2010.

RiverSource Life is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in RiverSource Life’s deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, i) future taxable income exclusive of reversing temporary differences and carryforwards, ii) future reversals of existing taxable temporary differences, iii) taxable income in prior carryback years, and iv) tax planning strategies.  Based on analysis of RiverSource Life’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable RiverSource Life to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2010 and December 31, 2009.

Additionally, RiverSource Life has foreign tax credit carryforwards of $2 million which will expire December 31, 2019.

As of September 30, 2010 and December 31, 2009, RiverSource Life had a $28 million gross unrecognized tax benefit and a $77 million gross unrecognized tax expense, respectively.  If recognized, approximately $41 million and $49 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2010 and December 31, 2009, respectively, would affect the effective tax rate.

RiverSource Life recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  RiverSource Life recognized a net reduction of $9 million in interest and penalties for the nine months ended September 30, 2010.  As of September 30, 2010 and December 31, 2009, RiverSource Life had a receivable of $25 million and $16 million, respectively, related to the accrual of interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of RiverSource Life, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $3 million to $5 million in the next 12 months.

RiverSource Life or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, RiverSource Life is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997.  The Internal Revenue Service (“IRS”), as part of the overall examination of the American Express Company consolidated return, completed its field examination of RiverSource Life’s income tax returns for 1997 through 2002 during 2008 and completed its field examination of 2003 through 2004 in the third quarter of 2009.  However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2008, the IRS commenced an examination of RiverSource Life’s U.S. income tax returns for 2005 through 2007 of which 2006 through 2007 was completed in the second quarter of 2010. The examination of 2005 is expected to be completed in the fourth quarter of 2010.  In the fourth quarter of 2010, the IRS

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

commenced an examination of RiverSource Life’s income tax returns for 2008 and 2009.  RiverSource Life or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2008.

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

•                  RiverSource Life of NY is a stock life insurance company which is domiciled and holds a Certificate of Authority in New York.  Effective in March and September 2010, RiverSource Life of NY withdrew its Certificates of Authority from North Dakota and Delaware, respectively, as it does not conduct business in these states.  RiverSource Life of NY issues insurance and annuity products.

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

In the third quarter of 2010, management reviewed and updated RiverSource Life’s deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) valuation assumptions. In this process, management extended the projection periods used for its annuity products and revised client asset value growth rates assumed for variable annuity and variable universal life contracts.

The projection periods over which DAC and DSIC associated with annuity products are amortized are now 30 to 50 years compared to previous projection periods of 10 to 25 years.  The long-term client asset value growth rates are now based on assumed gross annual returns of 9% for equity funds and 6% for fixed income funds compared to previous returns of 9% and 6.5%, respectively.  The near-term equity fund growth rate was reset in the third quarter of 2010 to equal the 9% long-term rate.  Assumed near-term fixed income fund growth rates are less than the 6% long-term rate.  Going forward, management intends to continue assessing these rates on a quarterly basis, using a five-year mean reversion process as a guideline for setting near-term equity fund growth rates.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term equity returns by 100 basis points	$(56)
Decrease in future near and long-term fixed income returns by 100 basis points	(29)
Decrease in near-term equity asset growth rates by 100 basis points	(33)

(1)          An increase in the above assumptions by 100 basis points would result in an increase to pretax income of approximately the same amount.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Results of Operations for the Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

The following table presents RiverSource Life’s consolidated results of operations:

	Nine Months Ended September 30,
	2010	2009	Change
	(in millions, except percentages)
Revenues
Premiums	$371	$331	$40	12%
Net investment income	1,220	1,123	97	9
Policy and contract charges	1,012	828	184	22
Other revenue	198	165	33	20
Net realized investment gains	12	42	(30)	(71)
Total revenues	2,813	2,489	324	13
Benefits and expenses
Benefits, claims, losses and settlement expenses	902	623	279	45
Interest credited to fixed accounts	686	674	12	2
Amortization of deferred acquisition costs	(12)	42	(54)	NM
Other insurance and operating expenses	423	420	3	1
Total benefits and expenses	1,999	1,759	240	14
Pretax income	814	730	84	12
Income tax provision	187	176	11	6
Net income	$627	$554	$73	13%

NM  Not Meaningful.

Overview

Consolidated net income was $627 million for the nine months ended September 30, 2010 compared to $554 million for the nine months ended September 30, 2009, an increase of $73 million or 13%.  Pretax income increased $84 million to $814 million for the nine months ended September 30, 2010 from $730 million for the nine months ended September 30, 2009.  The increase was primarily driven by an increase in net investment income, policy and contract charges and a decrease in amortization of DAC.  These increases to net income were partially offset by a decrease in net realized investment gains and an increase in benefits, claims, losses and settlement expenses.

In the third quarter of 2010, the annual valuation assumptions review resulted in a net pretax benefit of $88 million. A third quarter expense of $32 million related to an adjustment for insurance and annuity model changes was more than offset by a second quarter benefit of $33 million related to an adjustment for revisions to certain calculations in the valuation of DAC and DSIC. The net benefit of $89 million from the above items reflect a $155 million benefit from persistency improvements, including a net benefit from extending annuity amortization periods and increased living benefits expense, an $85 million expense from resetting near-term equity return assumptions equal to the long-term assumptions and reducing both near- and long-term bond fund return assumptions, and $19 million in additional benefits from all other assumption and model changes.

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

Results for the nine months ended September 30, 2010 and 2009 included an $8 million benefit from the market’s impact on DAC and DSIC compared to a $26 million benefit in the prior year period.  Results for the 2010 period also included a $12 million pretax variable annuity benefits expense, net of hedges, DAC and DSIC, related to market impacts compared to $30 million in the prior year period.

The total pretax impacts on RiverSource Life’s revenues and expenses for the nine months ended September 30, 2010 attributable to the review of valuation assumptions and model changes were as follows:

Pretax Benefit (Charge)	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions and model changes	$(20)	$(249)	$358	$89

The total pretax impacts on RiverSource Life’s revenues and expenses for the nine months ended September 30, 2009 attributable to the review of valuation assumptions were as follows:

Pretax Benefit (Charge)	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions	$(65)	$80	$119	$134

Revenues

Total revenues increased $324 million or 13% to $2.8 billion for the nine months ended September 30, 2010 compared to $2.5 billion for the prior year period.

Premiums increased $40 million or 12% to $371 million for the nine months ended September 30, 2010 compared to $331 million in the prior year period.  The increase was primarily due to higher sales of immediate annuities with life contingencies.

Net investment income increased $97 million or 9% to $1.2 billion for the nine months ended September 30, 2010 compared to $1.1 billion in the prior year period.  The increase is due to income on fixed maturity securities driven by higher fixed annuity account balances and higher investment yields on the general account portfolio. The yield on the general account portfolio increased as the percentage of the portfolio invested in cash and cash equivalents decreased significantly.

Policy and contract charges increased $184 million or 22% to $1.0 billion for the nine months ended September 30, 2010 compared to $828 million in the prior year period primarily due to increased separate account fee revenue as a result of the increase in average separate account assets.  Average separate account assets increased $11.5 billion or 26% from the prior year period primarily due to market appreciation and net inflows.  Policy and contract charges for the nine months ended September 30, 2010 included a charge of $20 million from updating valuation assumptions and model changes compared to $65 million in the prior year period.

Other revenue increased $33 million or 20% to $198 million for the nine months ended September 30, 2010 compared to $165 million in the prior year period reflecting higher marketing support and administrative fees due to higher average underlying separate account asset values.

Net realized investment gains decreased $30 million or 71% to $12 million for the nine months ended September 30, 2010 compared to $42 million in the prior year period.  In the nine months ended September 30, 2010, net realized gains from sales of Available-for-Sale securities were $40 million and other-than-temporary impairments recognized in earnings were $24 million which primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  For the nine months ended September 30, 2010, the reserves on commercial mortgage loans increased by $6 million offset by a $4 million decrease to the allowance for loan losses on below investment grade syndicated loans.  In the nine months ended September 30, 2009, net realized gains from sales of Available-for-Sale securities were $112 million and other-than-temporary impairments recognized in earnings were $60 million which primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry.  In the nine months ended September 30, 2009, the reserves on commercial mortgage loans increased by $9 million.

Benefits and Expenses

Total benefits and expenses increased $240 million or 14% to $2.0 billion for the nine months ended September 30, 2010 compared to $1.8 billion in the prior year period.  This increase is primarily due to increases in benefits, claims, losses and settlement expenses partially offset by a decrease in amortization of DAC.

Benefits, claims, losses and settlement expenses increased $279 million or 45% to $902 million for the nine months ended September 30, 2010 compared to $623 million for the nine months ended September 30, 2009 driven by updating valuation assumptions and model changes partially offset by market impacts.  Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2010 included an expense of $249 million from updating valuation assumptions and model changes compared to a benefit of $80 million in the prior year period. The market impact of variable annuity guaranteed benefits, net of hedges and DSIC, decreased benefits expense by $14 million for the nine months ended September 30, 2010 compared to an increase in benefits expense of $143 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which RiverSource Life does not hedge.  In addition, an increase in benefits expense of $17 million, net of DSIC, is a result of the implementation of changes to the Portfolio Navigator program (“PN program”) offered in connection with RiverSource Life’s variable life and annuity products.  With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent. This reallocation in part resulted in a shift of assets from interest bearing instruments in the general account into separate accounts.  Benefits, claims, losses and settlement expenses related to immediate annuities with life contingencies increased compared to the prior period primarily due to higher business volumes.

Amortization of DAC decreased $54 million to a benefit of $12 million for the nine months ended September 30, 2010 compared to an expense of $42 million in the prior year period.  Amortization of DAC for the nine months ended September 30, 2010 included a benefit of $358 million from updating valuation assumptions and model changes compared to a benefit of $119 million in the prior year period. DAC amortization for the nine months ended September 30, 2010 included an expense of $18 million due to market impacts, including $26 million offsetting higher variable annuity guaranteed benefit expenses.  The decrease also includes a $17 million decrease as a result of the implementation of changes to the PN program.  DAC amortization in 2009 included a benefit of $135 million due to market impacts, including a $113 million benefit offsetting higher variable annuity guaranteed living benefits.

Income Taxes

RiverSource Life’s effective tax rate was 23% for the nine months ended September 30, 2010, compared to 24% for the nine months ended September 30, 2009.  The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items, including the dividends received deduction, for the nine months ended September 30, 2010.

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

The numbers below show RiverSource Life’s estimate of the pretax impacts on income from these hypothetical market movements, net of hedging, as of September 30, 2010.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(76)	$—	$(76)
DAC and DSIC amortization(1) (2)	(123)	—	(123)
Variable annuity riders:
GMDB and GMIB(2)	(38)	3	(35)
GMWB	(58)	71	13
GMAB	(29)	21	(8)
DAC and DSIC amortization(3)	N/A	N/A	1
Total variable annuity riders	(125)	95	(29)
Equity indexed annuities	1	(1)	—
Total	$(323)	$94	$(228)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(10)	$—	$(10)
Variable annuity riders:
GMWB	344	(383)	(39)
GMAB	47	(64)	(17)
DAC and DSIC amortization(3)	N/A	N/A	20
Total variable annuity riders	391	(447)	(36)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	6	—	6
Total	$387	$(447)	$(40)

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

The above results compare to estimated negative net impacts to pretax income of $211 million related to a 10% equity price decline and $66 million related to a 100 basis point increase in interest rates as of December 31, 2009.  The interest rate exposure decreased at September 30, 2010 due to the significant fall in rates from December 31, 2009.

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

The following table presents, as of September 30, 2010, RiverSource Life’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	2	2	7	4	—	—	—	—	—	—	9	6
2005	11	10	17	14	23	23	7	6	17	13	75	66
2006	—	—	—	—	—	—	5	4	3	3	8	7
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	6	5	—	—	—	—	—	—	6	5
Total Sub-prime	$13	$12	$30	$23	$23	$23	$12	$10	$20	$16	$98	$84

Alt-A
2003 & prior	$13	$15	$—	$—	$—	$—	$—	$—	$—	$—	$13	$15
2004	7	7	57	58	4	3	—	—	13	6	81	74
2005	5	4	35	29	28	22	—	—	157	110	225	165
2006	—	—	—	—	—	—	—	—	10	6	10	6
2007	—	—	—	—	—	—	—	—	27	15	27	15
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	20	20	—	—	—	—	—	—	—	—	20	20
Total Alt-A	$45	$46	$92	$87	$32	$25	$—	$—	$207	$137	$376	$295

Prime
2003 & prior	$166	$167	$—	$—	$—	$—	$—	$—	$—	$—	$166	$167
2004	22	24	—	—	24	25	10	11	—	—	56	60
2005	12	16	21	26	34	38	27	29	114	66	208	175
2006	—	—	18	19	—	—	—	—	36	35	54	54
2007	37	41	—	—	—	—	—	—	14	11	51	52
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,707	1,904	72	89	—	—	—	—	13	24	1,792	2,017
Total Prime	$1,944	$2,152	$111	$134	$58	$63	$37	$40	$177	$136	$2,327	$2,525
Grand Total	$2,002	$2,210	$233	$244	$113	$111	$49	$50	$404	$289	$2,801	$2,904

(1)          Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds.  Credit enhancement on senior bonds is increased through the Re-Remic process.  RiverSource Life did not have any exposure to subordinate tranches as of September 30, 2010.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for RiverSource Life’s obligations of its variable annuity riders, RiverSource Life considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, RiverSource Life adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of RiverSource Life’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of RiverSource Life not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2010.  As RiverSource Life’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $118 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2010 credit spreads.

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

Also, in March 2009, RiverSource Life Insurance Company became a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings.  At September 30, 2010 and 2009, RiverSource Life had no borrowings from the FHLB.  In 2010, RiverSource Life entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow RiverSource Life to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at September 30, 2010 was $869 million, which is collateralized with agency residential mortgage backed securities and corporate debt securities from RiverSource Life’s investment portfolio.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  RiverSource Life routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

On March 29, 2010 and September 27, 2010, RiverSource Life Insurance Company paid a cash dividend of $425 million and $75 million, respectively, to Ameriprise Financial.  There were no dividends paid to Ameriprise Financial during the nine months ended September 30, 2009.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	September 30, 2010	December 31, 2009	December 31, 2009
	(in millions)
RiverSource Life Insurance Company	$3,648	$3,450	$803
RiverSource Life Insurance Co. of New York	297	286	44

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

•                  changes in the capital markets and competitive environments induced or resulting from the partial or total ownership or other support by central governments of certain financial services firms or financial assets; and

•                  general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services RiverSource Life consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

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

RiverSource Life’s management, under the supervision and with the participation of RiverSource Life’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, RiverSource Life’s principal executive officer and chief financial officer have concluded that RiverSource Life’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2010.

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

In October 2010, the FASB updated the accounting standards regarding accounting for DAC.  See “Future Adoption of New Accounting Standards — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” in Note 2 to the Consolidated Financial Statements set forth in this report, which portion is incorporated herein by reference.

Further revisions to this standard, or proposed revisions to other standards, may have an additional impact on RiverSource Life, which cannot be predicted at this time.

Recent changes in the supervision and regulation of the financial industry, including those set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, could materially impact RiverSource Life’s business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted into law.  The Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors.  Certain elements of the Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies.  The impact of the Act on RiverSource Life, the financial industry and the economy cannot be known until all such rules and regulations called for under the Act have been finalized, and, in some cases, implemented over time.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: November 5, 2010	By	/s/ John R. Woerner
John R. Woerner
President

Date: November 5, 2010	By	/s/ Brian J. McGrane
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