Form 10-K
period 2010-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2011-02-23
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2011
Common Stock (par value $30 per share)	100,000 shares

All outstanding shares of the registrant are directly owned by Ameriprise Financial, Inc.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1) (a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-K

PART I

ITEM 1.                                                     BUSINESS

Introduction

RiverSource Life Insurance Company is a stock life insurance company with one wholly owned stock life insurance company subsidiary, RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”).  RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”).

•                  RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York.  RiverSource Life Insurance Company issues insurance and annuity products.

•                  RiverSource Life of NY is domiciled and holds a Certificate of Authority in New York.  Effective in March and September 2010, RiverSource Life of NY withdrew its Certificates of Authority from North Dakota and Delaware, respectively, as it does not conduct business in these states.  RiverSource Life of NY issues insurance and annuity products.

RiverSource Life Insurance Company also wholly owns RiverSource Tax Advantaged Investments, Inc. (“RTA”).  RTA is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments.

RiverSource Life Insurance Company and RiverSource Life of NY are referred to collectively in this Item 1 and Item 1A of Form 10-K as “RiverSource Life”.

A majority of RiverSource Life’s business is sold through the retail distribution channel of Ameriprise Financial Services, Inc., a subsidiary of Ameriprise Financial.  RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.

Annuities: Product Features and Risks

RiverSource Life offers both variable and fixed annuities to a broad range of consumers through its affiliated retail broker-dealer. In the fourth quarter of 2010, RiverSource Life discontinued the distribution of variable annuities through third party banks and broker dealers in order to focus on the distribution of its variable product offerings and sales through its affiliated retail broker dealer.  As of December 31, 2010, RiverSource Life continued to distribute fixed annuities through more than 120 third party banks and broker dealers, such as Wachovia Securities, Inc., SunTrust Securities, Inc. and Wells Fargo Securities, Inc.  In 2010, RiverSource Life had total cash sales for variable and fixed annuities through third party banks and broker dealers of $1.0 billion, of which $760 million pertained to variable annuity sales and $265 million pertained to fixed annuity sales.  Cash sales in 2010 for variable and fixed annuities through RiverSource Life’s affiliated retail broker dealer were $5.9 billion, of which $5.4 billion pertained to variable annuity sales and $497 million pertained to fixed annuity sales.

Deferred variable and fixed annuities are products where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. RiverSource Life also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.  The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets.  Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low.  Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets.  The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice.  These underlying investment options may include affiliated RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds (collectively, “VST Funds”) as well as funds of other companies.  Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2010.

RiverSource Life’s Portfolio Navigator asset allocation program is available under its variable annuities. The Portfolio Navigator program allows clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. The Portfolio Navigator program is designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals. RiverSource Life believes the Portfolio Navigator program helps a contract purchaser to tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. Columbia Management Investment Advisers, LLC (formerly known as RiverSource Investments, LLC), RiverSource Life’s investment manager, serves as investment adviser for the funds of funds and all of the underlying funds in which the funds of funds invest.

Approximately 98% of RiverSource Life’s overall variable annuity assets include a guaranteed minimum death benefit (“GMDB”) provision and approximately 45% of RiverSource Life’s overall variable annuity assets include a guaranteed minimum withdrawal benefit (“GMWB”) or guaranteed minimum accumulation benefit (“GMAB”) provision.  In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

RiverSource Life’s largest-selling variable annuities are the RiverSource® RAVA 5 series of variable annuities, which include the RAVA 5 Advantage®SM variable annuity, RAVA 5 SelectSM variable annuity and RAVA 5 AccessSM variable annuity (collectively, the “RAVA 5 Variable Annuities”).  Under the RAVA 5 Variable Annuities, the standard GMDB provides that if the contractholder is age 79 or younger on the date the contract is issued, the beneficiary will receive the greater of (i) the contract value less a pro-rata portion of any rider fees, (ii) the purchase payments minus adjusted partial surrenders; or (iii) the full surrender value.  If the contractholder is age 80 or older at contract issue, the beneficiary will receive the greater of (i) the contract value, less a pro-rata portion of any rider fees, or (ii) the full surrender value.

The following additional optional GMDBs are also available for an additional charge:

•                  A return of purchase payment death benefit for contractholders age 80 or older at contract issue.  This rider, in effect, adds the return of purchase payments less adjusted partial surrenders to the standard death benefit.

•                  A maximum anniversary value death benefit or a five-year maximum anniversary value death benefit.  These death benefit riders guarantee to pay the beneficiary the maximum account value on any contract anniversary or any fifth contract anniversary, plus subsequent purchase payments less adjusted partial surrenders.

•                  A 5% accumulation death benefit.  This rider in effect, adds a 5% accumulation death benefit floor to the return of purchase payment death benefit.

•                  An enhanced death benefit. This rider, in effect, adds the maximum anniversary value death benefit to the 5% accumulation death benefit.

•                  Benefit protector and benefit protector plus death benefits.  These riders are intended to provide an additional benefit to help offset expenses after the contractholder’s death.

Available features for annuity products for an additional charge also include the GMWB.  The GMWB allows guaranteed periodic withdrawals for the life of the contractholder, regardless of the investment performance of the contract.

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

The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefit provisions (see “General and Separate Account Assets — General Account” below).  As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support.  RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline, as evidenced by the significant decline experienced in 2008 and early 2009.  For a discussion of liabilities and reserves related to RiverSource Life’s annuity products, see Part II, Item 7A of this Annual Report on

Form 10-K — “Quantitative and Qualitative Disclosures About Market Risk” as well as Note 2, Note 9, Note 10 and Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.25% to 5.0% as of December 31, 2010.  New contracts issued provide guaranteed minimum interest rates in compliance with state laws providing for indexed guaranteed rates.

Insurance: Product Features and Risks

RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  These solutions are designed to help clients protect their income, grow assets and give to those individuals or causes that they care most about. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses).  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  Traditional life insurance refers to whole and term life insurance policies. While traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium, in 2010 RiverSource Life began offering a term life insurance product that will generally pay the death benefit in the form of a monthly income stream to a date specified at issue. RiverSource Life also offers a chronic care rider, AdvanceSource, on its new permanent insurance products.  This rider allows its policyholder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.

RiverSource Life’s sales of individual life insurance in 2010, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 35% variable universal life, 59% fixed universal life and 6% traditional life.  RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders from the insurers’ earnings. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is utilized by RiverSource Life to mitigate this risk.

Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.  Investment options may include affiliated VST Funds as well as funds of other companies.  Most variable universal life insurance products in force offered a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% as of December 31, 2010.  RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges. RiverSource Life’s Portfolio Navigator asset allocation program, as described in “Annuities: Product Features and Risks — Variable Annuities” is also available under its variable universal life insurance products.

Fixed Universal Life Insurance and Traditional Whole Life Insurance
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate.  The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates.  Fixed universal life insurance products in force provided guaranteed minimum interest crediting rates ranging from 3.0% to 5.0% as of December 31, 2010.  The majority of fixed universal life policies issued in recent years provide a secondary guarantee that ensures, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.  Approximately 7% of RiverSource Life’s in force life insurance policies are fixed universal life, of which approximately 26% contains a secondary guarantee that generates an additional liability.

In 2009, RiverSource Life discontinued new sales of traditional whole life insurance.

Term Life Insurance
Term life insurance provides a death benefit but it does not build up cash value.  The policyholder chooses the term of coverage with guaranteed premiums at the time of issue.  During the chosen term, RiverSource Life cannot raise premium rates even if claims experience deteriorates.  At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value.  In 2010, RiverSource Life began offering a term insurance product which pays the death benefit in the form of a monthly income stream.

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

Long Term Care Insurance
As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance.  Although new product sales were discontinued, RiverSource Life generally retained 50% of the risk on existing contracts and ceded the remaining 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”).

In 2004, RiverSource Life Insurance Company and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of nursing home-only indemnity LTC insurance policies.  Implementation of these rate increases began in early 2005 and continues.  Approvals have been received for some or all requested increases in the 49 states where increases have been requested, with an average approved cumulative rate increase of 62.9% of premium on all such policies where an increase was requested.

In 2007, RiverSource Life Insurance Company and RiverSource Life of NY began to file for approval to implement rate increases on most of their existing blocks of comprehensive reimbursement LTC insurance policies.  Implementation of these rate increases began in late 2007 and continues. Approvals have been received for some or all requested increases in 47 states, with an average approved cumulative rate increase of 17.5% of premium on all such policies where an increase was requested.

RiverSource Life intends to seek additional rate increases with respect to these and other existing blocks of LTC insurance policies, subject to regulatory approval.

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

In the general account, RiverSource Life, through its investment manager, Columbia Management Investment Advisers, LLC, primarily invests in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk.  The majority of these fixed maturity securities are interest-bearing investments such as government obligations, mortgage backed obligations and various corporate debt instruments.  RiverSource Life does not invest in securities to generate trading profits.

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

RiverSource Life receives payments from its affiliate, Columbia Management Investment Advisers, LLC, for providing certain sponsor and related servicing activity for the VST Funds which are available as investment options under the variable annuity and life insurance products.  RiverSource Life also receives revenues from assets allocated to subaccounts investing in VST Funds.  These revenues include shareholder services payments as well as payments for marketing, administrative services, training and other services provided by RiverSource Life.

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

Competition

RiverSource Life competes with other insurers and product manufacturers including insurance companies, such as Hartford Life, MetLife, Prudential, Lincoln National, AXA Equitable Life, Principal Financial and Nationwide Life, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market insurance, annuities, mutual funds, retirement accounts and other financial products.

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

•                  distribution capabilities and compensation; and

•                  the quality of customer service.

Regulation

The Minnesota Department of Commerce regulates RiverSource Life Insurance Company, and the New York State Insurance Department regulates RiverSource Life of NY.

In addition to being regulated by the Minnesota Department of Commerce, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact the business of insurance.  These other states also regulate such matters as the licensing of sales personnel and, in some cases, the underwriting, marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders.  Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activities) are often subject to pre-notification and continuing evaluation by the regulators.  Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted into law.  The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and for providing periodic reports to the President and Congress. The scope and impact of the research and reports provided by the FIO, and the extent to which such work may ultimately lead to a more prominent role of the federal government in the regulation of the insurance industry, is uncertain.

The National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) requirements that virtually all state insurance departments have adopted, with minor modifications.  The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory action designed to protect policyholders.  The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.

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

At December 31, 2010, RiverSource Life Insurance Company’s company action level RBC was $652 million, and the corresponding total adjusted capital was $3.8 billion, which represents 585% of company action level RBC.

At December 31, 2010, RiverSource Life of NY’s company action level RBC was $38 million, and the corresponding total adjusted capital was $291 million, which represents 761% of company action level RBC.

As described above, RiverSource Life Insurance Company and RiverSource Life of NY maintain capital well in excess of the company action level RBC requirement.

Financial Strength Ratings

RiverSource Life Insurance Company receives ratings from independent rating organizations.  Generally, RiverSource Life of NY does not receive an individual rating but receives the same rating as RiverSource Life Insurance Company.  Ratings are important to maintain public confidence in RiverSource Life.  Lowering of RiverSource Life’s ratings could have a material adverse affect on its ability to market its products and could lead to increased surrenders of its products.  Rating organizations evaluate the financial soundness and claims-paying ability of insurance companies continually, and base their ratings on a number of different factors, including market position in core products and market segments, risk-adjusted capitalization and the quality of investment portfolios.

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

The financial strength ratings for RiverSource Life Insurance Company can be found at ir.ameriprise.com. For the most current ratings information, please see the individual rating agency’s website.

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

Generally, RiverSource Life currently reinsures 90% of the death benefit liability related to almost all individual fixed and variable universal life and term life insurance products.  As a result, RiverSource Life typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations.  RiverSource Life began reinsuring risks at this level during 2001 (2002 for RiverSource Life of NY) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by RiverSource Life is $1.5 million on a single life and $1.5 million on any flexible premium survivorship life policy.  As a result of the increase in single life retention during 2008, RiverSource Life is in the process of recapturing some older blocks of business representing less than 1% of current reinsured life insurance risk.  Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing LTC policies, RiverSource Life retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to Genworth. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2010, RiverSource Life’s credit exposure to Genworth under this reinsurance arrangement was approximately $1.4 billion under U.S. generally accepted accounting principles (“GAAP”) and $1.9 billion under statutory accounting principles. Genworth also serves as claims administrator for RiverSource Life’s LTC policies.

Generally, RiverSource Life retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states in October 2007 (August 2010 for RiverSource Life of NY) and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies.  RiverSource Life retains all risk for new claims on DI contracts sold on other policy forms.  RiverSource Life also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

RiverSource Life also has life insurance and fixed annuity risk previously assumed under reinsurance arrangements with unaffiliated insurance companies.  As of December 31, 2010, the amount related to assumed reinsurance arrangements was $657 million under GAAP and $667 million under statutory accounting principles.

See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.

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

Although U.S. and global capital markets demonstrated signs of recovery in 2010, current market conditions remain precarious and any declines or volatility in U.S. and global market conditions could impact RiverSource Life’s business.  RiverSource Life’s business has been and in the future may be adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally.

During periods of increasing market interest rates, RiverSource Life must offer higher crediting rates on interest-sensitive products, such as fixed universal life insurance and fixed annuities and RiverSource Life must increase crediting rates on in force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower “spread,” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business.  Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life’s investment assets.  These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life’s financial condition and results of operations.  An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which would increase its expenses and reduce its net income.

During periods of falling interest rates or stagnancy of low interest rates, RiverSource Life’s spread may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates.  Due to the long-term nature of the liabilities associated with RiverSource Life’s long term care and fixed universal life with secondary guarantees, as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs.

Interest rate fluctuations also could have an adverse effect on the results of RiverSource Life’s investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest RiverSource Life receives on variable interest rate investments decreases. In addition, during those periods, RiverSource Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that RiverSource Life may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

Significant downturns and volatility in equity markets may have, and have in the past had, an adverse effect on RiverSource Life’s financial condition and results of operations. Market downturns and volatility may cause, and have caused, potential new purchasers to refrain from purchasing RiverSource Life’s variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns may cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products. Downturns and volatility may also have an adverse effect on the performance of RiverSource Life’s investment portfolio.

Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on RiverSource Life’s asset-based revenues because the value of equity-based separate account assets will be reduced.

The GMAB and the non-life contingent benefits associated with GMWB provisions offered with certain RiverSource Life variable annuities create obligations which are carried at fair value separately from the underlying host variable annuity contract.  Changes in the fair value of these GMAB and GMWB obligations are recorded through earnings with fair value calculated by estimating the present value of future benefits, less applicable fees, using actuarial models, which simulate various economic scenarios.  Changes in interest rates, equity prices and/or equity market volatility may impact the fair value of the GMAB and GMWB liabilities.  Although RiverSource Life typically hedges against such changes, a significant change in either equity price levels or equity market volatility may result in a net adverse impact to current period financial statements.  Further, RiverSource Life’s cost of hedging these guarantees has increased significantly in recent periods as a result of low interest rates and continuing volatility in the equity markets.  In addition, continued heightened volatility creates greater uncertainty for the accuracy of RiverSource Life’s future hedging effectiveness.

A significant market decline in equity price levels could also result in guaranteed minimum benefits under GMDB and GMIB provisions being higher than current account values, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.  RiverSource Life does not currently hedge or reinsure GMIB or GMDB provisions.

Adverse capital and credit market conditions may significantly affect RiverSource Life’s ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets may experience, and have experienced, varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.  RiverSource Life needs liquidity to pay contractholder and policyholder claims and benefits as well as operating expenses.  Without sufficient liquidity, RiverSource Life could be required to curtail its operations, and its business would suffer.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit RiverSource Life’s or its parent’s access to capital required to operate its business.  Such market conditions may limit RiverSource Life’s ability to satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow its business. As such, RiverSource Life may be forced to use different types of capital than it would otherwise use, less effectively deploy such capital, or bear an unattractive cost of capital which could decrease RiverSource Life’s profitability and significantly reduce its financial flexibility.

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

Many transactions with and investments in the products and securities of other financial institutions expose RiverSource Life to credit risk in the event of default of its counterparty. With respect to secured transactions, RiverSource Life’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. RiverSource Life also has exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, (including with respect to derivatives hedging its exposure on variable annuity contracts with guaranteed benefits), reinsurance and underwriting arrangements and equity investments.  There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact RiverSource Life’s business and results of operations.

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

RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations.  The financial crisis of 2008 and 2009 weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.

Third-party defaults, bankruptcy filings, legal actions and other events may limit the value of or restrict RiverSource Life’s access to cash and investments.

Capital and credit market volatility can exacerbate, and has exacerbated, the risk of third-party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict RiverSource Life’s access to cash and investments.

Changes in the supervision and regulation of the financial industry, including those set forth under the Dodd-Frank Wall Street Reform and Consumer Protection Act, could materially impact RiverSource Life’s business.

On July 21, 2010, the Dodd-Frank Act was enacted into law.  The Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors.  Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until final rules are adopted by applicable regulatory agencies.  The impact of the Dodd-Frank Act on RiverSource Life, the financial industry and the economy cannot be known until all such rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.

Insurance companies and the business of insurance are exempted from several major provisions of the Dodd-Frank Act. However, because the Dodd-Frank Act significantly changes the regulation of the financial services industry and financial markets generally, and because the Dodd-Frank Act will apply directly to certain key affiliates of RiverSource Life, implementation of the Dodd-Frank Act could nevertheless materially impact RiverSource Life’s business. For example, to the extent that RiverSource Life invests in debt securities issued by a financial company that becomes subject to the orderly liquidation authority under the Dodd-Frank Act, RiverSource Life’s rights as a creditor could be adversely affected. RiverSource Life could also be subject to assessments to repay federal funding advanced to liquidated financial companies.

Further, RiverSource Life may be impacted by the creation of the FIO within the Department of the Treasury, which is required to monitor the insurance industry and gather relevant information, including issues or gaps in the current state-based solvency regulation system.

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

RiverSource Life prepares its financial statements in accordance with U.S. generally accepted accounting principles.  From time to time, the Financial Accounting Standards Board (“FASB”), the SEC, and other regulators change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in the restating of prior period financial statements. These changes are difficult to predict and it is possible that such changes could have a material effect on RiverSource Life’s financial condition and results of operations.

Defaults in RiverSource Life’s fixed maturity securities portfolio could adversely affect its earnings.

Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2010, 5% of RiverSource Life’s invested assets had ratings below investment-grade.  Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.  Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.

If the counterparties to RiverSource Life’s reinsurance arrangements or to the derivative instruments it uses to hedge its business risks default, RiverSource Life may be exposed to risks it had sought to mitigate, which could adversely affect its financial condition and results of operations.

RiverSource Life uses reinsurance to mitigate its risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K — “Business — Reinsurance.”  Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit and performance risk with respect to its reinsurers. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have a material adverse effect on RiverSource Life’s financial condition and results of operations.  See Note 2 and Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding reinsurance.

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

RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, and collateralized debt obligations, among others, all of which are relatively illiquid. These asset classes represented 16% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2010.  If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.

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

Historically, Ameriprise Financial’s branded advisor network (both franchisee advisors and those employed by RiverSource Life’s affiliated broker-dealer selling firm) distributed annuity and insurance products issued almost exclusively (in the case of annuities) or predominantly (in the case of insurance products) by RiverSource Life. In 2010, Ameriprise Financial expanded the offerings available to its branded advisors to include variable annuities issued by a limited number of unaffiliated insurance companies.  As a result of this and further openings of Ameriprise Financial’s branded advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.

In late 2010, RiverSource Life discontinued the distribution of its variable annuities through third party banks and broker dealers.  This could impact the persistency of business sold previously through these channels, possibly resulting in the acceleration of DAC amortization or other adverse effects on RiverSource Life’s results of operations.

Poor investment performance in RiverSource Life’s variable products could adversely affect its financial condition and results of operations.

RiverSource Life believes that investment performance is an important factor in the growth of its variable annuity and variable life insurance business. Poor investment performance could impair revenues and earnings, as well as RiverSource Life’s prospects for growth, because RiverSource Life’s ability to attract funds from existing and new clients might diminish and existing clients might withdraw assets from RiverSource Life’s variable products in favor of better performing products of other companies, which would result in lower revenues.

RiverSource Life’s affiliated distributor may be unable to attract and retain financial advisors.

RiverSource Life is dependent on the branded financial advisors of its affiliated broker-dealer selling firm for a significant portion of the sales of its annuity and insurance products. A significant number of its branded financial advisors operate as independent contractors under a franchise agreement with its affiliated selling firm. There can be no assurance that RiverSource Life’s affiliated selling firm will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If RiverSource Life’s affiliated selling firm is unable to attract and retain quality financial advisors, fewer advisors would be available to sell RiverSource Life’s annuity and insurance products and RiverSource Life’s financial condition and results of operations could be materially adversely affected.

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

RiverSource Life’s business is heavily regulated, and changes to the laws and regulations may have an adverse effect on RiverSource Life’s operations, reputation and financial condition.

RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight.  For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of this Annual Report on Form 10-K — “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Any changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its operations and financial condition. Such changes may impact the operations and profitability of RiverSource Life, including with respect to the scope of products and services provided and the incurrence of additional costs of doing business. The recent economic crisis has resulted in numerous changes to regulation and oversight of the insurance industry, the full impact of which has yet to be realized. Any incremental requirements, costs and risks imposed on RiverSource Life in connection with such current or future legislative or regulatory changes, may constrain its ability to market its products to its target demographic and potential customers, and could negatively impact its profitability and make it more difficult for RiverSource Life to pursue it growth strategy.

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

Damage to the reputation of RiverSource Life or its affiliates could adversely affect the business of RiverSource Life.

The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects of RiverSource Life and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, financial advisors and counterparties. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.

RiverSource Life’s reputation is also dependent on its continued identification of and mitigation against conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between RiverSource Life’s position as a manufacturer of insurance and annuity products and the position of RiverSource Life’s affiliated broker-dealer, the distributor of these products. RiverSource Life and its affiliated entities have procedures and controls that are designed to identify, address and appropriately disclose conflicts of interest. However, identifying and appropriately dealing with conflicts of interest is complex and RiverSource Life’s reputation could be damaged if it fails, or appears to fail, to deal appropriately with conflicts of interest. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make RiverSource Life’s clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect RiverSource Life’s business.

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

•                  binding RiverSource Life to transactions that exceed authorized limits;

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

RiverSource Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations.  Various regulatory and governmental bodies have the authority to review RiverSource Life’s products and business practices and those of its employees and agents and its affiliates’ employees and agents and to bring regulatory or other legal actions against RiverSource Life if, in their view, RiverSource Life’s practices, or those of its employees and agents and its affiliates’ employees and agents, are improper.  Pending legal and regulatory actions include proceedings relating to aspects of RiverSource Life’s business and operations that are specific to it and proceedings that are typical of the industries which it operates.  In or as a result of turbulent times such as those RiverSource Life has experienced, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase. Substantial legal liability in current or future legal or regulatory actions could have a material adverse financial effect or cause significant reputational harm, which in turn could seriously harm its business prospects.

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

In view of the difficulties experienced recently by certain companies in the insurance industry, the ratings organizations have heightened the level of scrutiny that they apply and have requested additional information from companies that they rate. They may increase the frequency and scope of their reviews or adjust upward the capital and other requirements employed in the ratings organizations’ models for maintenance of ratings levels.  Ratings organizations may also become subject to tighter laws and regulations governing the ratings, which may in turn impact the ratings assigned to insurance companies.

RiverSource Life cannot predict what actions rating organizations may take, or what actions RiverSource Life may take in response to the actions of rating organizations, which could adversely affect its business. As with other companies in the insurance industry, RiverSource Life’s ratings could be changed at any time and without any notice by the ratings organizations.

If RiverSource Life’s reserves for future policy benefits and claims are inadequate, it may be required to increase its reserve liabilities, which would adversely affect its financial condition and results of operations.

RiverSource Life establishes reserves as estimates of its liabilities to provide for future obligations under its insurance policies and annuities contracts.  Reserves do not represent an exact calculation of liability, but rather are estimates of contract benefits and related expenses RiverSource Life expects to incur over time. The assumptions and estimates RiverSource Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain.  RiverSource Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims.  RiverSource Life monitors its reserve levels continually.  If RiverSource Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which would adversely affect its financial condition and results of operations. For more information on how RiverSource Life sets its reserves, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals.  As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance.  RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies that it had previously underwritten and by limiting its present LTC insurance offerings to policies underwritten fully by unaffiliated third party insurers, and RiverSource Life has also implemented rate increases on certain in force policies as described in Item 1 of this Annual Report on Form 10-K — “Business — Insurance: Product Features and Risks — Long Term Care Insurance.”  RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.

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

For RiverSource Life’s LTC insurance and universal life insurance policies with secondary guarantees, as well as variable annuities with GMWB, actual persistency that is higher than its persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than RiverSource Life assumed, then RiverSource Life could be required to make greater benefit payments than it had anticipated when it priced or partially reinsured these products.  Some of its LTC insurance policies have experienced higher persistency and poorer morbidity experience than RiverSource Life had assumed, which led it to increase premium rates on certain of these policies.

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

DAC represent the cost of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and DI insurance. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business.  For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

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

For more information regarding DAC, see Part II, Item 7 in this Annual Report on Form 10-K — “Management’s Narrative Analysis — Critical Accounting Policies — Deferred Acquisition Costs and Deferred Sales Inducement Costs” and “— Recent Accounting Pronouncements.”

The occurrence of natural or man-made disasters and catastrophes could adversely affect the financial condition and results of operations of RiverSource Life.

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of RiverSource Life. Such disasters and catastrophes may impact RiverSource Life directly by damaging its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations, and could impact claims, as described below.  Such disasters and catastrophes may also impact RiverSource Life indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.

The effects of natural and man-made disasters and catastrophes on the business of RiverSource Life include but are not limited to the following: a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under its insurance policies; an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of its reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and declines and volatility in the financial markets may harm its financial condition.

RiverSource Life cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can RiverSource Life predict the impact that changing climate conditions may have on the frequency and severity of natural disasters such as hurricanes.  As such, RiverSource Life cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes, including predictive modeling, establishing liabilities for expected claims, acquiring insurance and reinsurance and developing business continuity plans, will be effective.

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

RiverSource Life also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by RiverSource Life’s products, methods, processes or services or could otherwise limit its ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against RiverSource Life. RiverSource Life may also be subject to claims by third parties for breach of copyright, trademark, trade secret, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If RiverSource Life were found to have infringed or misappropriated a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on RiverSource Life’s business, financial condition and results of operations.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

RiverSource Life Insurance Company occupies office space in Minneapolis, Minnesota, which it owns.  RiverSource Life of NY rents office space in Albany, New York.  RiverSource Life believes that the facilities occupied are suitable and adequate.

ITEM 3.                                                LEGAL PROCEEDINGS

Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny.  Numerous state and federal regulatory agencies have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), compensation arrangements and anticompetitive activities.

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

For discussion regarding RiverSource Life Insurance Company’s payment of dividends and restrictions on dividends, see Item 7 of this Annual Report on Form 10-K — “Management’s Narrative Analysis — Capital Activity” and Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 6.                                                SELECTED FINANCIAL DATA

Item omitted pursuant to General Instructions I(2) (a) of Form 10-K.

ITEM 7.                                                     MANAGEMENT’S NARRATIVE ANALYSIS

Overview

RiverSource Life Insurance Company is a stock life insurance company with one wholly owned stock life insurance company subsidiary, RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”).  RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”).

•                  RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York.  RiverSource Life Insurance Company issues insurance and annuity products.

•                  RiverSource Life of NY is domiciled and holds a Certificate of Authority in New York.  Effective in March and September 2010, RiverSource Life of NY withdrew its Certificates of Authority from North Dakota and Delaware, respectively, as it does not conduct business in these states.  RiverSource Life of NY issues insurance and annuity products.

RiverSource Life Insurance Company also wholly owns RiverSource Tax Advantaged Investments, Inc. (“RTA”).  RTA is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments.

RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-K as “the Company”.

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

Critical Accounting Policies

The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements.  Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements.  The accounting and reporting policies the Company has identified as fundamental to a full understanding of its financial condition and results of operations are described below.  See Note 2 to the Consolidated Financial Statements for further information about the Company’s accounting policies.

Valuation of Investments

The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. The fair value of the Company’s Available-for-Sale securities at December 31, 2010 was primarily obtained from third-party pricing sources.  The Company records unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of impacts to deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), certain benefit reserves and income taxes.  The Company recognizes gains and losses in results of operations upon disposition of the securities.

Effective January 1, 2009, the Company early adopted an accounting standard that significantly changed the Company’s accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities. When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a sustained increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).

For all securities that are considered temporarily impaired, the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.  The Company believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors.  In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company’s position in the debtor’s overall capital structure.

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management.  Securities for which declines are considered temporary continue to be carefully monitored by management.

Deferred Acquisition Costs and Deferred Sales Inducement Costs

For the Company’s annuity and life, disability income (“DI”) and long term care (“LTC”) insurance products, the DAC and DSIC balances at any reporting date are supported by projections that show management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. In the third quarter of 2010, management extended the projection periods used for its annuity products to 30 to 50 years compared to previous projection periods of 10 to 25 years.  Projection periods for the Company’s life and LTC insurance products are often 50 years or longer and projection periods for the Company’s DI products can be up to 45 years. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. In the third quarter of 2010, management adjusted the long-term client asset value growth rates to 9% for equity funds and 6% for fixed income funds compared to previous returns of 9% and 6.5%, respectively.  The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.  In the third quarter of 2010, management reset the near-term equity fund growth rate to equal the 9% long-term rate.  Assumed near-term fixed income fund growth rates are less than the 6% long-term rate.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term equity returns by 100 basis points	$(60)
Decrease in future near and long-term fixed income returns by 100 basis points	(32)
Decrease in near-term equity fund growth rates by 100 basis points	(35)

(1)          An increase in the above assumptions by 100 basis points would result in an increase to pretax income of approximately the same amount.

Management monitors other principal DAC and DSIC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC and DSIC balances.

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

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value.  The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up benefits.  In addition, the Company offers contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios.

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 13 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for equity indexed annuities are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.6% to 9.5% at December 31, 2010, depending on year of issue, with an average rate of approximately 5.6%.

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

A portion of the Company’s fixed and variable universal life contracts have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

In determining the liability for contracts with profits followed by losses, the Company projects benefits and contract assessments using actuarial models. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 9 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits.  Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience.  Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2010, with an average rate of 4.6%.  Interest rates used with LTC claims ranged from 4.0% to 7.0% at December 31, 2010, with an average rate of 4.0%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2010, depending on policy form, issue year and policy duration. Anticipated interest rates for DI policies ranged from 4.0% to 7.5% at December 31, 2010, depending on policy form, issue year and policy duration.  Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2010.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverables.

Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage its exposure to various market risks.  Examples include index options, interest rate swaps and swaptions, total return swaps and futures that economically hedge the equity and interest rate exposure of derivatives embedded in certain annuity liabilities. All derivatives are recorded at fair value.  The fair value of the Company’s derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available.

The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.  The Company primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment.  The Company occasionally designates derivatives as (i) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”) or (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”).

The Company’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.  The changes in fair value of derivatives hedging variable annuity living benefits and certain variable annuity death benefits, when applicable, are included within benefits, claims, losses and settlement expenses.  The changes in fair value of derivatives hedging equity indexed annuities are included within interest credited to fixed accounts. The changes in fair value of all other derivatives that do not qualify for hedge accounting or are not designated as hedges are a component of net investment income.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as changes in the fair value of the hedged assets, liabilities or firm commitments, are recognized on a net basis in current period earnings.  The carrying value of the hedged item is adjusted for the change in fair value from the designated hedged risk.  If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings.   The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact.  Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income.  If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is reclassified to earnings over the period that the hedged item impacts earnings.  For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2 and Note 16 to the Consolidated Financial Statements.

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Traditional life, LTC and DI reinsurance premium, net of the change in any prepaid reinsurance asset, is reported as a reduction of premiums. Fixed and variable universal life reinsurance premium is reported as a reduction of policy and contract charges.  In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC.  The assumptions used to project the expected cash flows are consistent with those used for DAC asset valuation for the same contracts.  Changes in the net cost of reinsurance are reflected as a component of policy and contract charges.  Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

Insurance liabilities are reported before the effects of reinsurance. Future policy benefits and policy claims and other policyholders’ funds recoverable under reinsurance contracts are recorded as reinsurance recoverables.

Income Tax Accounting

Income taxes, as reported in the Consolidated Financial Statements, represent the net amount of income taxes that the Company expects to pay to or receive from various taxing jurisdictions in connection with its operations. The Company provides for income taxes based on amounts that it believes it will ultimately owe taking into account the recognition and measurement for uncertain tax positions.  Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.  In the event that the ultimate tax treatment of items differs from the Company’s estimates, it may be required to significantly change the provision for income taxes recorded in its Consolidated Financial Statements.

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among the Company’s deferred tax assets are a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Management may need to identify and implement appropriate planning strategies to ensure the Company’s ability to realize its deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.  In the opinion of management, it is currently more likely than not that the Company will realize the benefit of its deferred tax assets, including its capital loss deferred tax asset; therefore, no such valuation allowance has been established.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

Results of Operations for the Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

The following table presents the Company’s consolidated results of operations:

	Year Ended December 31,
	2010	2009	Change
	(in millions, except percentages)
Revenues
Premiums	$489	$450	$39	9%
Net investment income	1,629	1,526	103	7
Policy and contract charges	1,389	1,156	233	20
Other revenue	272	233	39	17
Net realized investment gains	16	59	(43)	(73)

Total revenues	3,795	3,424	371	11

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,203	841	362	43
Interest credited to fixed accounts	909	903	6	1
Amortization of deferred acquisition costs	53	145	(92)	(63)
Other insurance and operating expenses	582	550	32	6

Total benefits and expenses	2,747	2,439	308	13

Pretax income	1,048	985	63	6
Income tax provision	252	245	7	3

Net income	$796	$740	$56	8

Overview

Consolidated net income was $796 million for the year ended December 31, 2010 compared to $740 million for the year ended December 31, 2009, an increase of $56 million. Pretax income increased $63 million to $1.0 billion for the year ended December 31, 2010 from $985 million for the year ended December 31, 2009. The increase was primarily driven by an increase in net investment income, policy and contract charges and a decrease in amortization of DAC.  These increases to net income were partially offset by a decrease in net realized investment gains and an increase in benefits, claims, losses and settlement expenses.

The annual review of valuation assumptions in the third quarter of 2010 resulted in a net pretax benefit of $88 million. A third quarter 2010 expense of $32 million related to an adjustment for insurance and annuity model changes was more than offset by a second quarter 2010 benefit of $33 million related to an adjustment for revisions to certain calculations in the valuation of DAC and DSIC. The net benefit of $89 million from the above items reflected a $155 million benefit from persistency improvements, including a net benefit from extending annuity amortization periods and increased living benefits expense, an $85 million expense from resetting near-term equity return assumptions equal to the long-term assumptions and reducing both near- and long-term bond fund return assumptions, and $19 million in additional benefits from all other assumption and model changes.

The annual review of valuation assumptions in the third quarter of 2009 resulted in a net pretax benefit of $134 million, consisting of a decrease in expenses primarily from updating product mortality assumptions for certain life insurance products and from the impact of updating product spreads and expense assumptions, partially offset by a decrease in revenues related to the reinsurance impacts from updating product mortality assumptions.

The total pretax impacts on the Company’s revenues and expenses for 2010 attributable to the review of valuation assumptions and model changes were as follows:

Pretax Benefit (Charge)	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions and model changes	$(20)	$(249)	$358	$89

The total pretax impacts on the Company’s revenues and expenses for 2009 attributable to the review of valuation assumptions were as follows:

Pretax Benefit (Charge)	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Total
	(in millions)
Valuation assumptions	$(65)	$80	$119	$134

Results for 2010 included a $34 million pretax benefit from the market’s impact on DAC and DSIC compared to $30 million in 2009.  Results for 2010 also included a $55 million pretax variable annuity benefits expense, net of hedges, DAC and DSIC, related to market impacts compared to $35 million in the prior year.

Revenues

Total revenues increased $371 million or 11% to $3.8 billion for the year ended December 31, 2010 compared to $3.4 billion in 2009 primarily due to an increase in net investment income and policy and contract charges.

Premiums increased $39 million or 9% to $489 million for the year ended December 31, 2010 compared to $450 million in the prior year.  The increase was primarily due to higher sales of immediate annuities with life contingencies.

Net investment income increased $103 million or 7% to $1.6 billion for the year ended December 31, 2010 compared to $1.5 billion in the prior year.  The increase is due to income on fixed maturity securities driven by higher fixed annuity account balances and higher investment yields on the general account portfolio. The yield on the general account portfolio increased as the percentage of the portfolio invested in cash and cash equivalents decreased significantly.

Policy and contract charges increased $233 million or 20% to $1.4 billion for the year ended December 31, 2010 compared to $1.2 billion in the prior year primarily due to increased separate account fee revenue as a result of the increase in average separate account assets.  Average separate account assets increased $11.0 billion or 24% from the prior year period primarily due to market appreciation and net inflows in variable annuities.  Policy and contract charges in 2010 included a charge of $20 million from updating valuation assumptions and model changes compared to a charge of $65 million in the prior year.

Other revenue increased $39 million or 17% to $272 million for the year ended December 31, 2010 compared to $233 million in the prior year reflecting higher marketing support and administrative fees due to higher average underlying separate account asset values.

Net realized investment gains decreased $43 million or 73% to $16 million for the year ended December 31, 2010 compared to $59 million for the year ended December 31, 2009.  For the year ended December 31, 2010, net realized gains from sales of Available-for-Sale securities were $47 million and other-than-temporary impairments recognized in earnings were $28 million which primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry. For the year ended December 31, 2010, the allowance for loan losses on syndicated loans decreased by $7 million offset by a $6 million increase in the allowance for loan losses on commercial mortgage loans.  In the year ended December 31, 2009, net realized gains from sales of Available-for-Sale securities were $135 million and other-than-temporary impairments recognized in earnings were $62 million which primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities primarily in the gaming industry and banking and finance industries.  For the year ended December 31, 2009, the reserves on commercial mortgage loans increased by $13 million.

Benefits and Expenses

Total benefits and expenses for the year ended December 31, 2010 were $2.7 billion, an increase of $308 million or 13% from $2.4 billion in 2009.   This increase is primarily due to increases in benefits, claims, losses and settlement expenses and other insurance and operating expenses partially offset by a decrease in amortization of DAC.

Benefits, claims, losses and settlement expenses increased $362 million or 43% to $1.2 billion for the year ended December 31, 2010 compared to $841 million for the prior year driven by the impact of updating valuation assumptions and model changes, partially offset by the market impact of variable annuity guaranteed benefits, net of hedges and DSIC.  Benefits, claims, losses and settlement expenses in 2010 included an expense of $249 million from updating valuation assumptions and model changes compared to a benefit of $80 million in the prior year.  The market impact of variable annuity guaranteed benefits, net of hedges and DSIC, increased benefits, claims, losses and settlement expense by $59 million in 2010 compared to an increase of $148 million in the prior year.  The market impact on both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which the Company does not hedge.  The market impact to DSIC was a benefit of $3 million in 2010 compared to a benefit of $4 million in the prior year. In addition, an increase in benefits expense of $17 million, net of DSIC, is a result of the implementation of changes in the second quarter of 2010 to the Portfolio Navigator program (“PN program”) offered in connection with the Company’s variable life and annuity products.  With these changes, assets of clients participating in the PN program were reallocated, pursuant to their consent.  This reallocation in part resulted in a shift of assets from interest bearing investments in the general account into separate accounts. Benefits, claims, losses and settlement expenses related to immediate annuities with life contingencies increased compared to the prior year primarily due to higher premiums.  Also, benefits, claims, losses and settlement expenses increased due to higher DI and LTC insurance claims and higher reserves for universal life (“UL”) products with secondary guarantees compared to the prior year.  The Company increased ongoing reserve levels for the UL products with secondary guarantees beginning in the third quarter of 2010.

Amortization of DAC decreased $92 million or 63% to $53 million for the year ended December 31, 2010 compared to $145 million in the prior year. Amortization of DAC in 2010 included a benefit of $358 million from updating valuation assumptions and model changes compared to a benefit of $119 million in the prior year.  DAC amortization in 2010 included a benefit of $35 million due to market impacts, including a $4 million benefit offsetting higher variable annuity guaranteed benefit expenses.  The decrease also includes a $17 million decrease as a result of the implementation of changes to the PN program.  DAC amortization in 2009 included a benefit of $139 million due to market impacts, including a $113 million benefit offsetting higher variable annuity guaranteed living benefit expenses.

Other insurance and operating expenses increased $32 million or 6% to $582 million for the year ended December 31, 2010 compared to $550 million in the prior year.  The increase is primarily due to a decrease in the percentage of deferral eligible costs relative to total costs in 2010 compared to the prior year.  This increase was partially offset by a decrease in sales and marketing expenses and lower corporate overhead expenses in 2010 compared to the prior year.

Income Taxes

The Company’s effective tax rate was 24.1% for the year ended December 31, 2010 compared to 24.9% for the year ended December 31, 2009.   The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items.

On September 25, 2007, the Internal Revenue Service (“IRS”) issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies. Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that the Company receives.

Fair Value Measurements

The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale.  The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available.  The Company validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors.

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles.  The Company has exposure to each of these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments.

Market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of the Company’s risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that the Company will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, the Company performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of December 31, 2010, the Company’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)

Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	2	2	7	4	—	—	—	—	—	—	9	6
2005	4	3	22	20	19	19	6	6	17	13	68	61
2006	—	—	—	—	—	—	4	4	3	3	7	7
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	6	5	—	—	—	—	—	—	6	5
Total Sub-prime	$6	$5	$35	$29	$19	$19	$10	$10	$20	$16	$90	$79

Alt-A
2003 & prior	$13	$14	$—	$—	$—	$—	$—	$—	$—	$—	$13	$14
2004	7	7	56	58	4	3	—	—	11	7	78	75
2005	—	—	—	—	2	2	—	—	216	162	218	164
2006	—	—	—	—	—	—	—	—	10	6	10	6
2007	—	—	—	—	—	—	—	—	26	16	26	16
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	18	18	—	—	—	—	—	—	—	—	18	18
Total Alt-A	$38	$39	$56	$58	$6	$5	$—	$—	$263	$191	$363	$293

Prime
2003 & prior	$150	$149	$—	$—	$—	$—	$—	$—	$—	$—	$150	$149
2004	22	23	—	—	23	25	9	10	—	—	54	58
2005	11	16	19	24	32	36	25	26	113	71	200	173
2006	—	—	17	18	—	—	—	—	34	33	51	51
2007	34	37	—	—	—	—	—	—	13	11	47	48
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,586	1,746	63	78	—	—	—	—	12	22	1,661	1,846
Total Prime	$1,803	$1,971	$99	$120	$55	$61	$34	$36	$172	$137	$2,163	$2,325

Grand Total	$1,847	$2,015	$190	$207	$80	$85	$44	$46	$455	$344	$2,616	$2,697

(1)           Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement on senior bonds is increased through the Re-Remic process. The Company did not have any exposure to subordinate tranches as of December 31, 2010.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2010. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $71 million, net of DAC and DSIC amortization and income taxes, based on December 31, 2010 credit spreads.

Liquidity and Capital Resources

Liquidity Strategy

The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial.  Other liquidity sources the Company has established are repurchase agreements and available lines of credit with Ameriprise Financial aggregating $1 billion.

Also, in March 2009, RiverSource Life Insurance Company became a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At December 31, 2010 and 2009, the Company had no borrowings from the FHLB.  In 2010, the Company entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at December 31, 2010 was $397 million, which is collateralized with agency residential mortgage backed securities and corporate debt securities from the Company’s investment portfolio.

As of December 31, 2010, the outstanding balance under the lines of credit with Ameriprise Financial was $3 million which was repaid in full with a payment in January 2011.  RiverSource Life Insurance Company borrowed $200 million in January 2011 and an additional $100 million in February 2011 under the line of credit.

As of December 31, 2009, the outstanding balance under the lines of credit with Ameriprise Financial was $300 million which was repaid in full with payments in January and February 2010.

See Note 11 to the Consolidated Financial Statements for additional information on the lines of credit.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid were as follows:

	2010	2009	2008
	(in millions)
Cash dividends paid to Ameriprise Financial	$500	$—	$775
Cash dividends paid to RiverSource Life Insurance Company from RiverSource Life of NY	28	—	77
Cash dividends paid to RiverSource Life Insurance Company from RTA	63	22	—
Non-cash dividend paid to Ameriprise Financial from RTA	—	—	118

For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds.  See Note15 to the Consolidated Financial Statements for additional information.

During 2010, RiverSource Life Insurance Company received a non-cash capital contribution of $14 million comprised of affordable housing partnership investments from Ameriprise Financial.

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

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements.  Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

			Regulatory Capital
	Actual Capital(a)		Requirement(b)
	2010	2009	2010	2009
	(in millions)
RiverSource Life Insurance Company	$3,813	$3,450	$652	$803
RiverSource Life of NY	291	286	38	44

(a)          Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments

The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations.  Payments due by period as of December 31, 2010 were as follows:

	Total	2011	2012- 2013	2014- 2015	2016 and Thereafter
	(in millions)
Insurance and annuities (1)	$47,335	$2,348	$4,815	$5,589	$34,583
Deferred premium options (2)	1,651	266	468	371	546
Line of credit with Ameriprise Financial (3)	3	3	—	—	—
Affordable housing partnerships(4)	188	88	98	2	—
Total	$49,177	$2,705	$5,381	$5,962	$35,129

(1) These scheduled payments are represented by reserves of approximately $29.7 billion at December 31, 2010 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions.  Actual payment obligations may differ if experience varies from these assumptions.  Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2) The fair value of the deferred premium options included on the Consolidated Balance Sheets was $1.5 billion as of December 31, 2010.  See Note 16 to the Consolidated Financial Statements for more information about deferred premium options.

(3) The line of credit agreement with Ameriprise Financial does not include a repayment schedule. The outstanding balance at December 31, 2010 was repaid in full with a payment in January 2011.

(4) Affordable housing partnerships commitments are primarily related to investments in low income housing tax credit partnerships.  Call dates for the obligations presented are either date or event specific.  For date specific obligations, the Company is required to fund a specified amount on a stated date provided there are no defaults under the agreement.  For event specific obligations, the Company is required to fund a specified amount of its capital commitment when properties in a fund become fully stabilized.  For event specific obligations, the estimated call date of these commitments is used in the table above.

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $21 million at December 31, 2010.

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

The Company has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuities.  As part of this approach, the Company develops specific investment guidelines that are designed to optimize trade offs between risk and return and help ensure the Company is able to support future benefit payments under its insurance and annuity obligations.  These same objectives must be consistent with management’s overall investment objectives for the general account investment portfolio.

The Company’s owned investment securities are primarily invested in long-term and intermediate-term fixed maturity securities to provide clients with a competitive rate of return on their investments while managing risk. Investment in fixed maturity securities is designed to provide the Company with a targeted margin between the yield earned on investments and the interest rate credited to clients’ accounts. The Company does not trade in securities to generate short-term profits for its own account.

As part of the Company’s investment process, management, with the assistance of its investment advisors, conducts a quarterly review of investment performance.  The review process involves the review of certain invested assets which the committee evaluates to determine whether or not any investments are other-than-temporarily impaired and/or which specific interest earning investments should be put on an interest non-accrual basis.

The Company has interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support.  The Company manages interest rate risk through the use of a variety of tools that include modifying the maturities of investments supporting its fixed annuities and insurance products.  Additionally, the Company enters into derivative instruments, such as structured derivatives, options, futures, interest rate swaps and swaptions, which change the interest rate characteristics of client liabilities or investment assets.  Because certain of its investment activities are impacted by the value of its managed equity-based portfolios, from time to time the Company enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate its exposure to volatility in the equity markets.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the spread income generated on its annuities and UL insurance products, the value of DAC and DSIC assets associated with variable annuity and variable UL products, the values of liabilities for guaranteed benefits associated with its variable annuities and the values of derivatives held to hedge these benefits.

The guaranteed benefits associated with the Company’s variable annuities are GMWB, GMAB, GMDB and GMIB options. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

The Company continues to utilize a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities.  This approach works with the premise that matched sensitivities will produce a highly effective hedging result.  The Company’s comprehensive hedging program focuses mainly on first order sensitivities of the assets and liabilities; Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega).  Additionally, various second order sensitivities are managed.  The Company uses various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures.  The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.

To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2010:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(60)	$—	$(60)
DAC and DSIC amortization(1) (2)	(127)	—	(127)
Variable annuity riders:
GMDB and GMIB(2)	(25)	—	(25)
GMWB	(40)	42	2
GMAB	(25)	28	3
DAC and DSIC amortization(3)	N/A	N/A	(2)
Total variable annuity riders	(90)	70	(22)
Equity indexed annuities	1	(1)	—
Total	$(276)	$69	$(209)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(18)	$—	$(18)
Variable annuity riders:
GMWB	253	(300)	(47)
GMAB	34	(39)	(5)
DAC and DSIC amortization(3)	N/A	N/A	18
Total variable annuity riders	287	(339)	(34)
Total	$269	$(339)	$(52)

N/A    Not Applicable.

(1)   Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2)          In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, the Company has not changed its assumed equity asset growth rates.  This is a significantly more conservative estimate than if the Company assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year period.  The Company makes this same conservative assumption in estimating the impact from GMDB and GMIB riders.

(3)   Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

The above results compare to estimated negative net impacts to pretax income of $211 million related to a 10% equity price decline and $66 million related to a 100 basis point increase in interest rates as of December 31, 2009.  The interest rate exposure decreased in 2010 due to the significant fall in rates from December 31, 2009.

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with key policyholder behavior assumptions loaded to provide risk margins and with discount rates increased to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. For variable annuity riders introduced prior to mid-2009, management elected to hedge based on best estimate policyholder behavior assumptions.  For riders issued since mid-2009, management has been hedging on a basis that includes risk margins related to policyholder behavior.  The nonperformance spread risk is not hedged.  Net impacts shown in the above table from GMDB and GMIB reflect the fact that these guaranteed benefits are primarily retained by the Company and are not hedged.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10%, that management does not increase assumed equity asset growth rates to anticipate recovery of the drop in equity values when valuing DAC, DSIC and GMDB and GMIB liability values and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, the Company has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has the Company tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.

The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.

Asset-Based Fees and Expenses

The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses.  At December 31, 2010, the value of these assets was $63.8 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.

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

Variable Annuity Riders

The total contract value of all variable annuities has increased from $55.1 billion at December 31, 2009 to $62.6 billion at December 31, 2010. These contract values include GMWB and GMAB contracts which have increased from $19.2 billion and $2.9 billion, respectively, at December 31, 2009 to $24.7 billion and $3.5 billion, respectively, at December 31, 2010.  At December 31, 2010, reserves for GMWB and GMAB were $337 million and $104 million, respectively, compared to reserves of $204 million and $100 million, respectively, at December 31, 2009. The increase in reserves for GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees and increased volume of business.  At December 31, 2010, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $13 million compared to $12 million at December 31, 2009.

Equity Price Risk — Variable Annuity Riders

The variable annuity guaranteed benefits guarantee payouts to the annuity holder under certain specific conditions regardless of the performance of the investment assets. For this reason, when equity prices decline, the returns from the separate account assets coupled with guaranteed benefit fees from annuity holders may not be sufficient to fund expected payouts. In that case, reserves must be increased with a negative impact to the Company’s earnings.

The core derivative instruments with which the Company hedges the equity price risk of its GMWB and GMAB provisions are longer dated put and call derivatives; these core instruments are supplemented with equity futures and total return swaps. See Note 16 to the Consolidated Financial Statements for further information on the Company’s derivative instruments.

Interest Rate Risk — Variable Annuity Riders

The GMAB and the non-life contingent benefits associated with the GMWB provisions create embedded derivatives which are carried at fair value separately from the underlying host variable annuity contract. Changes in the fair value of the GMWB and GMAB liabilities are recorded through earnings with fair value calculated based on projected, discounted cash flows over the life of the contract, including projected, discounted benefits and fees. Increases in interest rates reduce the fair value of the GMWB and GMAB liabilities. The GMWB and GMAB interest rate exposure is hedged with a portfolio of longer dated put and call derivatives, interest rate swaps and swaptions. The Company entered into interest rate swaps according to risk exposures along maturities, thus creating both fixed rate payor and variable rate payor terms. If interest rates were to increase, the Company would have to pay more to the swap counterparty and the fair value of its equity puts would decrease, resulting in a negative impact to the Company’s pretax income.

Fixed Annuities, Fixed Portion of Variable Annuities and Fixed Insurance Products

Interest rate exposures arise primarily with respect to the fixed account portion of the Company’s annuity and insurance products and its investment portfolio. The Company guarantees an interest rate to the holders of these products. Premiums and deposits collected from clients are primarily invested in fixed rate securities to fund the client credited rate with the spread between the rate earned from investments and the rate credited to clients recorded as earned income. Client liabilities and investment assets generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments.

Therefore, in an increasing rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income.  Of the $29.7 billion in future policy benefits on the Company’s Consolidated Balance Sheets at December 31, 2010, $29.2 billion related to liabilities created by these products. The Company did not hedge this exposure.

Equity Indexed Annuities

The Company’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index.  The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2010, the Company had $103 million in reserves related to equity indexed annuities.  The Company discontinued new sales of equity indexed annuities in 2007.

Equity Price Risk — Equity Indexed Annuities

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, a portion of the proceeds from the sale of equity indexed annuities is used to purchase futures, calls and puts which generate returns to replicate what the Company must credit to client accounts. In conjunction with purchasing puts, the Company also writes puts. Pairing purchased puts with written puts allows the Company to better match the characteristics of the liability.

Interest Rate Risk — Equity Indexed Annuities

Most of the proceeds from the sale of equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates.

Credit Risk

The Company is exposed to credit risk within its investment portfolio, including its loan portfolio, and through its derivative and reinsurance activities. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the financial instrument or contract. The Company considers its total potential credit exposure to each counterparty and its affiliates to ensure compliance with pre-established credit guidelines at the time it enters into a transaction which would potentially increase the Company’s credit risk. These guidelines and oversight of credit risk are managed through a comprehensive enterprise risk management program that includes members of senior management.

The Company manages the risk of credit-related losses in the event of nonperformance by counterparties by applying disciplined fundamental credit analysis and underwriting standards, prudently limiting exposures to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and underlying investment type. The Company remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting arrangements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Generally, the Company’s current credit exposure on over-the-counter derivative contracts is limited to a derivative counterparty’s net positive fair value of derivative contracts after taking into consideration the existence of netting arrangements and any collateral received. This exposure is monitored and managed to an acceptable threshold level.

Because exchange-traded futures are effected through regulated exchanges and positions are marked to market and generally cash settled on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2010, the Company’s largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc.  See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.

Forward-Looking Statements

This report contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ materially from those described in these forward-looking statements.  Examples of such forward-looking statements include:

•                  statements of the Company’s plans, intentions, expectations, objectives, or goals, including those related to the consolidated tax rate;

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

•                     changes in relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•                     the Company’s investment management performance and consumer acceptance of the Company’s products;

•                     effects of competition in the financial services industry and changes in the Company’s product distribution mix and distribution channels;

•                     changes to the Company’s reputation that may arise from employee or affiliated advisor misconduct, legal or regulatory actions, improper management of conflicts of interest or otherwise;

•                     the Company’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings, as well as the opinions of rating agencies and other analysts or the Company’s regulators, distributors or policyholders and contractholders in response to any change or prospect of change in any such opinion;

•                     risks of default by issuers or guarantors of investments the Company owns or by counterparties to hedge derivative, insurance or reinsurance arrangements, experience deviations from the Company’s assumptions regarding such risks and the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts and the reactions of other market participants or the Company’s regulators, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

•                     experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed living benefit annuity riders;

•                     successfully cross-selling insurance and annuity products and services to Ameriprise Financial’s customer base;

•                     the Company’s ability to effectively hedge risks relating to guaranteed benefit riders and certain other products;

•                     the impact of intercompany allocations to the Company from Ameriprise Financial and its affiliates;

•                     Ameriprise Financial’s ability to attract, recruit and retain qualified advisors and employees and its ability to distribute the Company’s products through current and future distribution channels;

•                     changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;

•                    the impacts of Ameriprise Financial’s efforts to improve distribution economics, grow third party distribution and realize benefits from reengineering and tax planning;

•                    changes in the capital markets and competitive environments induced or resulting from the partial or total ownership or other support by central governments of certain financial services firms or financial assets; and

•                     general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

The Company cautions the reader that the foregoing list of factors is not exhaustive.  There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.   The Company undertakes no obligation to update publicly or revise any forward-looking statements.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
RiverSource Life Insurance Company

We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of RiverSource Life Insurance Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiverSource Life Insurance Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments, and in 2008 the Company adopted new accounting guidance related to the measurement of fair value.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
February 23, 2011

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2010, $24,818; 2009, $25,142)	$26,442	$25,999
Common and preferred stocks, at fair value (cost: 2010, $1; 2009, $30)	2	23
Commercial mortgage loans, at cost (less allowance for loan losses: 2010, $36; 2009, $30)	2,470	2,532
Policy loans	729	715
Trading securities and other investments	496	310
Total investments	30,139	29,579

Cash and cash equivalents	76	811
Restricted cash	66	184
Reinsurance recoverables	1,829	1,688
Deferred income taxes, net	—	63
Other receivables	166	332
Accrued investment income	309	303
Deferred acquisition costs	4,578	4,285
Deferred sales inducement costs	545	524
Other assets	1,123	936
Separate account assets	63,795	54,267

Total assets	$102,626	$92,972

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$29,680	$30,383
Policy claims and other policyholders’ funds	134	123
Deferred income taxes, net	514	—
Borrowings under repurchase agreements	397	—
Line of credit with Ameriprise Financial, Inc.	3	300
Other liabilities	1,555	1,955
Separate account liabilities	63,795	54,267
Total liabilities	96,078	87,028

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,460	2,445
Retained earnings	3,410	3,114
Accumulated other comprehensive income, net of tax	675	382
Total shareholder’s equity	6,548	5,944

Total liabilities and shareholder’s equity	$102,626	$92,972

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Revenues
Premiums	$489	$450	$438
Net investment income	1,629	1,526	1,252
Policy and contract charges	1,389	1,156	1,352
Other revenues	272	233	255
Net realized investment gains (losses)	16	59	(442)
Total revenues	3,795	3,424	2,855

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,203	841	673
Interest credited to fixed accounts	909	903	790
Amortization of deferred acquisition costs	53	145	861
Other insurance and operating expenses	582	550	649
Total benefits and expenses	2,747	2,439	2,973

Pretax income (loss)	1,048	985	(118)
Income tax provision (benefit)	252	245	(189)

Net income	$796	$740	$71

Supplemental Disclosures:
Net realized investment gains:
Net realized investment gains before impairment losses on securities	$44	$121
Total other-than-temporary impairment losses on securities	(22)	(53)
Portion of loss recognized in other comprehensive income	(6)	(9)
Net impairment losses recognized in net realized investment gains	(28)	(62)
Net realized investment gains	$16	$59

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Cash Flows from Operating Activities
Net income	$796	$740	$71
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Capitalization of deferred acquisition and sales inducement costs	(494)	(640)	(674)
Amortization of deferred acquisition and sales inducement costs	50	155	982
Depreciation, amortization and accretion, net	(79)	(68)	61
Deferred income tax expense (benefit)	416	(81)	(234)
Contractholder and policyholder charges, non-cash	(259)	(259)	(248)
Net realized investment gains	(46)	(135)	(7)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment (gains) losses	29	76	449
Change in operating assets and liabilities:
Trading securities and equity method investments, net	29	136	(110)
Future policy benefits for traditional life, disability income and long term care insurance	302	282	308
Policy claims and other policyholders’ funds	11	(49)	81
Reinsurance recoverables	(141)	(96)	(302)
Other receivables	(53)	(5)	20
Accrued investment income	(6)	(64)	14
Derivatives collateral, net	55	(1,928)	1,591
Other assets and liabilities, net	439	684	41

Net cash provided by (used in) operating activities	1,049	(1,252)	2,043

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	1,268	5,215	246
Maturities, sinking fund payments and calls	3,719	3,486	2,510
Purchases	(4,970)	(13,696)	(1,684)
Proceeds from sales and maturities of commercial mortgage loans	207	279	263
Funding of commercial mortgage loans	(154)	(104)	(110)
Proceeds from sales of other investments	95	43	19
Purchase of other investments	(256)	(11)	(140)
Purchase of land, buildings, equipment and software	(15)	(14)	(18)
Change in policy loans, net	(14)	7	(25)

Net cash (used in) provided by investing activities	(120)	(4,795)	1,061

Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	1,593	4,863	2,913
Net transfers (to) from separate accounts	(1,337)	195	91
Surrenders and other benefits	(1,338)	(1,923)	(2,931)
Change in borrowings under repurchase agreements, net	397	—	—
Proceeds from line of credit with Ameriprise Financial, Inc.	13	500	—
Payments on line of credit with Ameriprise Financial, Inc.	(310)	—	—
Deferred premium options, net	(182)	(82)	(77)
Tax adjustment on share-based incentive compensation plan	—	(2)	2
Cash dividend to Ameriprise Financial, Inc.	(500)	—	(775)

Net cash (used in) provided by financing activities	(1,664)	3,551	(777)

Net (decrease) increase in cash and cash equivalents	(735)	(2,496)	2,327
Cash and cash equivalents at beginning of period	811	3,307	980

Cash and cash equivalents at end of period	$76	$811	$3,307

Supplemental Disclosures:
Income taxes paid, net	$112	$72	$168
Interest paid on borrowings	3	1	—

Non-cash transactions:
Capital contributions from Ameriprise Financial, Inc.	$14	$331	$322

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, 2010

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2008	$3	$2,031	$3,188	$(156)	$5,066

Change in accounting principles, net of tax	—	—	(30)	—	(30)
Comprehensive loss:
Net income	—	—	71	—	71
Other comprehensive income (loss), net of tax:
Change in net unrealized securities losses	—	—	—	(562)	(562)
Change in net unrealized derivatives losses	—	—	—	2	2
Total comprehensive loss					(489)
Tax adjustment on share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(775)	—	(775)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	83	—	—	83
Non-cash dividend to Ameriprise Financial, Inc.	—	—	(118)	—	(118)
Balances at December 31, 2008	$3	2,116	2,336	(716)	3,739

Change in accounting principles, net of tax	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	740	—	740
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	1,109	1,109
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	23	23
Change in net unrealized derivatives losses	—	—	—	4	4
Total comprehensive income					1,876
Tax adjustment on share-based incentive compensation plan	—	(2)	—	—	(2)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	331	—	—	331

Balances at December 31, 2009	$3	$2,445	$3,114	$382	$5,944

Comprehensive income:
Net income	—	—	796	—	796
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	285	285
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	4	4
Change in net unrealized derivatives losses	—	—	—	4	4
Total comprehensive income					1,089
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)		(500)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	14	—	—	14

Balances at December 31, 2010	$3	$2,460	$3,410	$675	$6,548

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Nature of Business and Basis of Presentation

RiverSource Life Insurance Company is a stock life insurance company with one wholly owned stock life insurance company subsidiary, RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”).  RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”).

•                  RiverSource Life Insurance Company is domiciled in Minnesota and holds Certificates of Authority in American Samoa, the District of Columbia and all states except New York.  RiverSource Life Insurance Company issues insurance and annuity products.

•                  RiverSource Life of NY is domiciled and holds a Certificate of Authority in New York.  Effective in March and September 2010, RiverSource Life of NY withdrew its Certificates of Authority from North Dakota and Delaware, respectively, as it does not conduct business in these states.  RiverSource Life of NY issues insurance and annuity products.

RiverSource Life Insurance Company also wholly owns RiverSource Tax Advantaged Investments, Inc. (“RTA”).  RTA is a stock company domiciled in Delaware and is a limited partner in affordable housing partnership investments.

The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and companies in which it directly or indirectly has a controlling financial interest (collectively, the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.

In the third quarter of 2010, the Company made adjustments for revisions to the valuations of reserves, deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) related to insurance and living benefit guarantees which resulted in a $32 million pretax charge ($21 million after-tax).  In the second quarter of 2010, the Company made an adjustment for revisions to certain calculations in its valuation of DAC and DSIC which resulted in a $33 million pretax benefit ($21 million after-tax).

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as described in Note 15.  Certain reclassifications of prior period amounts have been made to conform to the current presentation.

The Company’s principal products are variable deferred annuities and variable universal life insurance which are issued primarily to individuals.  It also offers fixed annuities where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. It also offers immediate annuities in which payments begin within one year of issue and continue for life or for a fixed period of time.  The Company’s fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, the Company has the option of paying a higher rate set at its discretion.  In addition, persons owning an equity indexed annuity (“EIA”) may have their interest calculated based on an increase in a broad-based stock market index.  The Company issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefit amounts and unbundled pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  Waiver of premium and accidental death benefit riders are generally available with these life insurance products.  The Company issues only non-participating life insurance policies which do not pay dividends to policyholders from realized policy margins.

Under the Company’s variable life insurance and variable annuity products described above, the purchaser may choose a fixed account option that is part of the Company’s “general account”, as well as investment options from a variety of portfolios that include common stocks, bonds, managed assets and/or short-term securities.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.              Summary of Significant Accounting Policies

Principles of Consolidation

The Company consolidates entities in which it holds a greater than 50% voting interest, or when certain conditions are met for variable interest entities (“VIEs”) and limited partnerships.  Entities in which the Company exercises significant influence or holds a greater than 20% but less than 50% voting interest are accounted for under the equity method.  All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for under the cost method where the Company owns less than a 20% voting interest and does not exercise significant influence.

A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest (including substantive voting rights, the obligation to absorb the entity’s losses, or the rights to receive the entity’s returns) or has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A VIE is required to be assessed for consolidation under two models:

•      If the VIE is a money market fund or is an investment company, or has the financial characteristics of an investment company, and the following is true:

(i)             the entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)          the investment company is not a securitization entity, asset backed financing entity, or an entity formally considered a qualifying special purpose entity,

then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Examples of entities that are likely to be assessed for consolidation under this framework include hedge funds, property funds, private equity funds and venture capital funds.

•      If the VIE does not meet the criteria above, the VIE will be consolidated by the entity that determines it has both:

(i)             the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance; and

(ii)          the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

When determining whether the Company stands to absorb the majority of a VIE’s expected losses or receive a majority of a VIE’s expected returns, it analyzes the design of the VIE to identify the variable interests it holds.  Then the Company quantitatively determines whether its variable interests will absorb a majority of the VIE’s variability.  If the Company determines it has control over the activities that most significantly impact the economic performance of the VIE and it will absorb a majority of the VIE’s expected variability, the Company consolidates the VIE.  The calculation of variability is based on an analysis of projected probability-weighted cash flows based on the design of the particular VIE.  When determining whether the Company has the power and the obligation to absorb losses or rights to receive benefits from the VIE that could potentially be significant, the Company qualitatively determines if its variable interests meet these criteria. If the Company consolidates a VIE under either scenario, it is referred to as the VIE’s primary beneficiary.

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, DAC and the corresponding recognition of DAC amortization, derivative instruments and hedging activities, claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

Investments

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of impacts to DAC, DSIC, certain benefit reserves and income taxes.  Gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities.

Effective January 1, 2009, the Company early adopted an accounting standard that significantly changed the Company’s accounting policy regarding the timing and amount of other-than-temporary impairments for Available-for-Sale securities as follows. When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria, and the Company does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairments related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairments related to other factors is recognized in other comprehensive income (loss), net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a sustained increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income (loss).  The Company’s Consolidated Statements of Shareholder’s Equity present all changes in other comprehensive income (loss) associated with Available-for-Sale debt securities that have been other-than-temporarily impaired on a separate line from fair value changes recorded in other comprehensive income (loss) from all other securities.

The Company provides a supplemental disclosure on the face of its Consolidated Statements of Income that presents: (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in other comprehensive income (loss). The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in other comprehensive income (loss) includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Income as the portion of other-than-temporary losses recognized in other comprehensive income (loss) excludes subsequent increases and decreases in the fair value of these securities.

For all securities that are considered temporarily impaired, the Company does not intend to sell these securities (has not made a decision to sell) and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. The Company believes that it will collect all principal and interest due on all investments that have amortized cost in excess of fair value that are considered only temporarily impaired.

Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security.  The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company’s position in the debtor’s overall capital structure.

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

Trading Securities and Other Investments

Trading securities and other investments include separate account and mutual fund seed money, equity method investments, trading bonds, interests in affordable housing partnerships and syndicated loans. Separate account and mutual fund seed money is carried at fair value with changes in value recognized within net investment income.  Affordable housing partnerships are accounted for under the equity method.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financing Receivables

Commercial Mortgage Loans and Syndicated Loans

Commercial mortgage loans are reflected at amortized cost less the allowance for loan losses.

Syndicated loans represent the Company’s investment in below investment grade loan syndications. Syndicated loans are reflected in trading securities and other investments at amortized cost less the allowance for loan losses.

Interest income is accrued on the unpaid principal balances of the loans as earned.

Policy Loans

Policy loans include life insurance policy and annuity loans and are reported at the unpaid principal balance, plus accrued interest. When originated, the loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans.

Nonaccrual Loans

Generally, loans are evaluated for or placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection.  When a loan is placed on nonaccrual status, unpaid accrued interest is reversed.   Interest payments received on loans on nonaccrual status are generally applied to principal or in accordance with the loan agreement unless the remaining principal balance has been determined to be fully collectible.

Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status or foreclosure proceedings are initiated on the property.  If it is determined that the fair value is less than the current loan balance, it  is written down to fair value less selling costs.  Foreclosed property is recorded as real estate owned in trading securities and other investments.  Syndicated loans are charged off when management determines that the loans are uncollectible.

Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses by portfolio based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value ratios and occupancy rates, along with economic and market conditions.  This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.

The Company determines the amount of the allowance required for certain sectors based on management’s assessment of relative risk characteristics of the loan portfolio.  The allowance is recorded for homogeneous loan categories on a pool basis, based on an analysis of product mix and risk characteristics of the portfolio, including geographic concentration, bankruptcy experiences, and historical losses, adjusted for current trends and market conditions.

While the Company attributes portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses inherent in the total loan portfolio.  The allowance is increased through provisions charged to net realized investment gains (losses) and reduced/increased by net charge-offs/recoveries.

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impaired loans also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties.  Management evaluates for impairment all restructured loans and loans with higher impairment risk factors.  The impairment recognized is measured as the excess of the loan’s recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan’s effective interest rate, (ii) the fair value of collateral or (iii) the loan’s observable market price.

Restructured Loans

A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms.  Loans restructured at an interest rate equal to or greater than interest rates for new loans with comparable risk at the time the contract is modified are excluded from restructured loans.  When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to the borrower, the modification is considered a troubled debt restructuring.  Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

returned to accrual status at the time of the restructure or after a performance period.  If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less.

Restricted Cash

Total restricted cash at December 31, 2010 and 2009 was $66 million and $184 million, respectively, consisting of cash that has been pledged to counterparties.

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Traditional life, long term care (“LTC”) and DI reinsurance premiums, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of policy and contract charges.  In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC.  The assumptions used to project the expected cash flows are consistent with those used for DAC asset valuation for the same contracts.  Changes in the net cost of reinsurance are reflected as a component of policy and contract charges.  Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

Insurance liabilities are reported before the effects of reinsurance. Future policy benefits and policy claims and other policyholders’ funds recoverable under reinsurance contracts are recorded as reinsurance recoverables.

The Company also assumes life insurance and fixed annuity business from other insurers in limited circumstances. Reinsurance premiums received and benefits paid are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts.  Liabilities for assumed business are recorded within future policy benefits.

See Note 8 for additional information on reinsurance.

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company generally uses the straight-line method of depreciation and amortization over periods ranging from three to 30 years. During 2009, the Company received a non-cash capital contribution of $131 million comprised of two buildings and the related land from Ameriprise Financial.

At December 31, 2010 and 2009, land, buildings, equipment and software were $191 million and $190 million, respectively, net of accumulated depreciation of $59 million and $52 million, respectively. Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $14 million, $8 million and $5 million, respectively.

Derivative Instruments and Hedging Activities

Freestanding derivative instruments are recorded at fair value and are reflected in other assets or other liabilities.  The Company’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.  The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting hedge designation, if any.  The Company primarily uses derivatives as economic hedges that are not designated as accounting hedges or do not qualify for hedge accounting treatment.  The Company occasionally designates derivatives as (i) hedges of changes in the fair value of assets, liabilities, or firm commitments (“fair value hedges”) or (ii) hedges of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedges”).

Derivative instruments that are entered into for hedging purposes are designated as such at the time the Company enters into the contract.  For all derivative instruments that are designated for hedging activities, the Company formally

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships.  Management also formally documents its risk management objectives and strategies for entering into the hedge transactions.  The Company formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items.  If it is determined that a derivative is no longer highly effective as a hedge, the Company will discontinue the application of hedge accounting.

For derivative instruments that do not qualify for hedge accounting or are not designated as hedges, changes in fair value are recognized in current period earnings.  Changes in fair value of derivatives are presented in the Consolidated Statements of Income based on the nature and use of the instrument.  Changes in fair value of derivatives used as economic hedges are presented in the Consolidated Statements of Income with the corresponding change in the hedged asset or liability.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as changes in the fair value of the hedged assets, liabilities or firm commitments, are recognized on a net basis in current period earnings. The carrying value of the hedged item is adjusted for the change in fair value from the designated hedged risk.  If a fair value hedge designation is removed or the hedge is terminated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized into earnings over the remaining life of the hedged item.

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged item or transaction impacts earnings.  The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact.  Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income.  If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income (loss) is reclassified to earnings over the period that the hedged item impacts earnings.  For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income (loss) are recognized in earnings immediately.

See Note 16 for information regarding the Company’s fair value measurement of derivative instruments and the impact of derivatives on the Consolidated Statements of Income.

The equity component of EIA obligations is considered an embedded derivative.  Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions.  The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.  The fair value of embedded derivatives associated with annuities is included in future policy benefits.  The change in the fair value of the EIA embedded derivatives is reflected in interest credited to fixed accounts.  The changes in the fair value of the GMAB and GMWB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

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

Direct sales commissions and other costs deferred as DAC are amortized over time.  For annuity and universal life (“UL”) contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business.  For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For other life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore, are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable.  If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in the Company’s Consolidated Statements of Income.

For annuity, life, DI and LTC insurance products, key assumptions underlying those long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts.  Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates.  Management must also make assumptions to project maintenance expenses associated with servicing the Company’s annuity and insurance businesses during the DAC amortization period.

The client asset value growth rates are the rates at which variable annuity and variable universal life (“VUL”) insurance contract values invested in separate accounts are assumed to appreciate in the future.  The rates used vary by equity and fixed income investments.  Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis.  The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.  DAC amortization expense recorded in a period when client asset value growth rates exceed management’s near-term estimate will typically be less than in a period when growth rates fall short of management’s near-term estimate.

The Company monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC balances.

The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously.  Unless the Company’s management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.

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

Separate Account Assets and Liabilities

Separate account assets and liabilities are primarily funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders, who assume the related investment risk.  Income and losses on separate account assets accrue directly to the contractholder and policyholder and are not reported in the Company’s Consolidated Statements of Income.  Separate account assets are recorded at fair value. Changes in the fair value of separate account assets are offset by changes in the related separate account liabilities. The Company receives mortality and expense risk and other fees, guarantee fees and cost of insurance charges from the related accounts.

Future Policy Benefits and Policy Claims and Other Policyholders’ Funds

Fixed Annuities and Variable Annuity Guarantees

Future policy benefits and policy claims and other policyholders’ funds related to fixed annuities and variable annuity guarantees include liabilities for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, EIAs and fixed annuities in a payout status.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Liabilities for fixed account values on fixed and variable deferred annuities are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value.  The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition, the Company offers contracts containing GMWB and GMAB provisions, and until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews and, where appropriate, adjusts its assumptions each quarter.   Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value.  See Note 13 for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for EIAs are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates.

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

A portion of the Company’s fixed and variable universal life contracts have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

In determining the liability for contracts with profits followed by losses, the Company projects benefits and contract assessments using actuarial models. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.

The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 9 to for information regarding the liability for contracts with secondary guarantees.

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverables.

Sources of Revenue

The Company’s principal sources of revenue include premium revenues, net investment income and policy and contract charges.

Premium Revenues

Premium revenues include premiums on traditional life, DI and LTC insurance products and immediate annuities with a life contingent feature.  Premiums on traditional life, DI and LTC insurance are net of reinsurance ceded and are recognized as revenue when due.

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial mortgage loans, policy loans, other investments and cash and cash equivalents; the changes in fair value of trading securities and certain derivatives; and the pro-rata share of net income or loss on equity method investments.  Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

Policy and Contract Charges

Policy and contract charges include mortality and expense risk fees and certain other charges assessed on annuities and fixed and variable universal life insurance, which consist of cost of insurance charges, net of reinsurance premiums and cost of reinsurance for universal life insurance products, and administrative and surrender charges.  Mortality and expense risk fees include risk, management and administration fees, which are generated directly and indirectly from the Company’s separate account assets.  Cost of insurance charges on fixed and variable universal life insurance and contract charges and surrender charges on annuities and universal and variable universal life insurance are recognized as revenue when collected.

Net Realized Investment Gains (Losses)

Realized gains and losses on the sale of securities are recognized using the specific identification method, on a trade date basis, and charges for investments determined to be other-than-temporarily impaired and related to credit losses.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Insurance and Operating Expenses

Other insurance and operating expenses include expenses allocated to the Company from its parent, Ameriprise Financial, for the Company’s share of compensation, professional and consultant fees and expenses associated with information technology and communications, facilities and equipment, advertising and promotion and legal and regulatory costs.  Also included are commissions, sales and marketing expenses and other operating expenses.  These expenses are net of DAC.

Income Taxes

Beginning in 2010, the Company’s taxable income will be included in the consolidated federal income tax return of Ameriprise Financial. The Company provides for income taxes on a separate return basis, except that, under an agreement between Ameriprise Financial and the Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return.  It is the policy of Ameriprise Financial that it will reimburse its subsidiaries for any tax benefits recorded.  Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among the Company’s deferred tax assets are a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies.  Management may need to identify and implement appropriate planning strategies to ensure the Company’s ability to realize its deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.

3.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

Receivables

In July 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for disclosures on the credit quality of financing receivables and the allowance for credit losses. The standard requires additional disclosure related to the credit quality of financing receivables, troubled debt restructurings and significant purchases or sales of financing receivables during the period. The standard requires that these disclosures and existing disclosures be presented on a disaggregated basis, similar to the manner that the entity uses to evaluate its credit losses. Disclosures of information as of the end of a reporting period are effective for interim and annual periods ending after December 15, 2010 and disclosures of activity that occurred during a reporting period are effective for interim and annual periods beginning after December 15, 2010.  In January 2011, the effective date of the disclosures related to troubled debt restructurings was deferred until the FASB clarifies guidance for determining what constitutes a troubled debt restructuring.  The adoption of the standard did not impact the Company’s consolidated financial condition and results of operations. See Note 2 and Note 6 for the required disclosures.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standards related to the consolidation of VIEs.  The standard amends the guidance on the determination of the primary beneficiary of a VIE from a quantitative model to a qualitative model and requires additional disclosures about an enterprise’s involvement in VIEs.  Under the new qualitative model, the primary beneficiary must have both the power to direct the activities of the VIE and the obligation to absorb losses or the right to receive gains that could be potentially significant to the VIE. In February 2010, the FASB amended this guidance to defer application of the consolidation requirements for certain investment funds. The standards are effective for interim and

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

annual reporting periods beginning after November 15, 2009.  The Company adopted the standard effective January 1, 2010 which did not impact its consolidated financial condition and results of operations.

Subsequent Events

In February 2010, the FASB amended the accounting standards related to the recognition and disclosure of subsequent events.  The amendments remove the requirement to disclose the date through which subsequent events are evaluated for Securities and Exchange Commission (“SEC”) filers.  The standard is effective upon issuance and shall be applied prospectively.  The Company adopted the standard in the first quarter of 2010.  The adoption did not have any effect on the Company’s consolidated financial condition and results of operations.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements.  The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis.  The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company will adopt in the first quarter of 2011.  The adoption did not have any effect on the Company’s consolidated financial condition and results of operations.

In September 2006, the FASB updated the accounting standards to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. The Company adopted the standard effective January 1, 2008 and recorded a cumulative effect reduction to the opening balance of retained earnings of $30 million, net of DAC and DSIC amortization and income taxes. This reduction to retained earnings was related to adjusting the fair value of certain derivatives the Company uses to hedge its exposure to market risk related to certain variable annuity riders. Prior to January 1, 2008, the Company recorded these derivatives in accordance with accounting guidance for derivative contracts held for trading purposes and contracts involved in energy trading and risk management activities. The new standard nullifies the previous guidance and requires these derivatives to be marked to the price the Company would receive to sell the derivatives to a market participant (an exit price). The adoption of the standard also resulted in adjustments to the fair value of the Company’s embedded derivative liabilities associated with certain variable annuity riders. Since there is no market for these liabilities, the Company considered the assumptions participants in a hypothetical market would make to determine an exit price. As a result, the Company adjusted the valuation of these liabilities by updating certain policyholder assumptions, adding explicit margins to provide for profit, risk, and expenses, and adjusting the rate used to discount expected cash flows to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. These adjustments resulted in an adoption impact of a $4 million increase in earnings, net of DAC and DSIC amortization and income taxes, at January 1, 2008. The nonperformance risk component of the adjustment is specific to the risk of the Company not fulfilling these liabilities. As the Company’s estimate of this credit spread widens or tightens, the liability will decrease or increase.

Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”)

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery of its cost basis. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The Company adopted the standard in the first quarter of 2009 and recorded a cumulative effect increase to the opening balance of retained earnings of $38 million, net of DAC and DSIC amortization, certain benefit reserves and income taxes, and a corresponding increase to accumulated other comprehensive loss, net of impacts to DAC and DSIC amortization, certain benefit reserves and income taxes. See Note 5 for the Company’s required disclosures.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future Adoption of New Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The standard is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted if it is at the beginning of an entity’s annual reporting period. The standard is to be applied prospectively; however, retrospective application to all prior periods presented is permitted but not required. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the FASB updated the accounting standards regarding accounting for investment funds determined to be VIEs. Under this standard an insurance enterprise would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, the enterprise would not consider the interests held through separate accounts in evaluating its economic interests in a VIE, unless the separate account contract holder is a related party. The standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

4.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values. The carrying values are reflected in trading securities and other investments and were $244 million and $28 million as of December 31, 2010 and 2009, respectively. RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded nor has it provided any additional support to the affordable housing partnerships. The Company had liabilities of $188 million and $1 million recorded in other liabilities as of December 31, 2010 and 2009, respectively, related to the affordable housing partnerships.

5.             Investments

Available-for-Sale securities distributed by type were as follows:

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,792	$1,218	$(56)	$15,954	$1
Residential mortgage backed securities	4,364	308	(139)	4,533	(30)
Commercial mortgage backed securities	3,817	282	(4)	4,095	—
Asset backed securities	883	43	(18)	908	—
State and municipal obligations	809	18	(57)	770	—
Foreign government bonds and obligations	91	16	—	107	—
U.S. government and agencies obligations	55	7	—	62	—
Other structured investments	7	6	—	13	6
Total fixed maturities	24,818	1,898	(274)	26,442	(23)
Common stocks	1	1	—	2	—
Total	$24,819	$1,899	$(274)	$26,444	$(23)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,245	$855	$(106)	$14,994	$1
Residential mortgage backed securities	5,249	185	(238)	5,196	(41)
Commercial mortgage backed securities	3,874	182	(16)	4,040	—
Asset backed securities	877	32	(29)	880	—
State and municipal obligations	647	12	(46)	613	—
U.S. government and agencies obligations	152	7	(1)	158	—
Foreign government bonds and obligations	94	14	(1)	107	—
Other structured investments	4	7	—	11	7
Total fixed maturities	25,142	1,294	(437)	25,999	(33)
Common and preferred stocks	30	—	(7)	23	—
Total	$25,172	$1,294	$(444)	$26,022	$(33)

(1)          Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At both December 31, 2010 and 2009, fixed maturity securities comprised approximately 88% of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2010 and 2009, approximately $1.2 billion and $1.1 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (formerly known as RiverSource Investments, LLC) using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	December 31, 2010			December 31, 2009
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,067	$8,647	33%	$9,194	$9,520	37%
AA	1,360	1,426	5	1,081	1,084	4
A	4,025	4,259	16	4,182	4,326	17
BBB	9,831	10,721	41	9,276	9,826	38
Below investment grade	1,535	1,389	5	1,409	1,243	4
Total fixed maturities	$24,818	$26,442	100%	$25,142	$25,999	100%

At December 31, 2010 and 2009, approximately 29% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2010
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	107	$1,785	$(44)	13	$153	$(12)	120	$1,938	$(56)
Residential mortgage backed securities	71	310	(7)	45	282	(132)	116	592	(139)
Commercial mortgage backed securities	10	238	(4)	—	—	—	10	238	(4)
Asset backed securities	10	186	(6)	15	69	(12)	25	255	(18)
State and municipal obligations	20	256	(9)	2	87	(48)	22	343	(57)
U.S. government and agencies obligations	1	15	—	—	—	—	1	15	—
Common stocks	2	1	—	1	—	—	3	1	—
Total	221	$2,791	$(70)	76	$591	$(204)	297	$3,382	$(274)

	December 31, 2009
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	92	$1,088	$(18)	85	$1,313	$(88)	177	$2,401	$(106)
Residential mortgage backed securities	34	1,184	(34)	53	363	(204)	87	1,547	(238)
Commercial mortgage backed securities	24	353	(4)	18	297	(12)	42	650	(16)
Asset backed securities	6	70	(1)	16	87	(28)	22	157	(29)
State and municipal obligations	13	232	(9)	2	99	(37)	15	331	(46)
U.S. government and agencies obligations	2	89	(1)	—	—	—	2	89	(1)
Foreign government bonds and obligations	—	—	—	1	4	(1)	1	4	(1)
Common and preferred stocks	—	—	—	2	23	(7)	2	23	(7)
Total	171	$3,016	$(67)	177	$2,186	$(377)	348	$5,202	$(444)

As part of the Company’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities at December 31, 2010 are attributable to credit spreads.  The primary driver of lower unrealized losses at December 31, 2010 was the decline of interest rates during the period.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Years Ended December 31,
	2010	2009
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$82	$102
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	14	7
Reductions for securities sold during the period (realized)	—	(58)
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	12	31
Ending balance of credit losses on securities held as of December 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$108	$82

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table presents a rollforward of the net unrealized securities (losses) gains on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Securities (Losses) Gains	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Securities (Losses) Gains
	(in millions)
Balance at January 1, 2008	$(179)	$63	$(116)
Net unrealized securities losses arising during the period	(1,598)	559	(1,039)
Reclassification of losses included in net income	431	(151)	280
Impact on DAC, DSIC and benefit reserves	303	(106)	197
Balance at December 31, 2008	(1,043)	365	(678)
Cumulative effect of accounting change	(58)	20	(38	)(1)
Net unrealized securities gains arising during the period(3)	2,378	(832)	1,546
Reclassification of gains included in net income	(73)	26	(47)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(566)	199	(367)
Balance at December 31, 2009	638	(222)	416	(2)
Net unrealized securities gains arising during the period(3)	794	(278)	516
Reclassification of gains included in net income	(20)	7	(13)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(328)	114	(214)
Balance at December 31, 2010	$1,084	$(379)	$705	(2)

(1)          Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009.  See Note 3 for additional information on the adoption impact.

(2)          At December 31, 2010 and 2009, Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains included $(12) million and $(16) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(3)          In 2010 and 2009, net unrealized securities gains arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Gross realized investment gains from sales	$51	$185	$13
Gross realized investment losses from sales	(4)	(50)	(6)
Other-than-temporary impairments	(28)	(62)	(440)

The other-than-temporary impairments for the year ended December 31, 2010 primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  The other-than-temporary impairments for the year ended December 31, 2009 related to credit losses on non-agency residential mortgage backed securities and corporate debt securities in the gaming industry and banking and finance industries.  The other-than-temporary impairments for the year ended December 31, 2008 related to losses on non-agency residential mortgage backed securities, corporate debt securities primarily in the financial services industry and asset backed and other securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Available-for-Sale securities by contractual maturity at December 31, 2010 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,047	$1,066
Due after one year through five years	5,359	5,671
Due after five years through 10 years	5,615	6,106
Due after 10 years	3,726	4,050
	15,747	16,893
Residential mortgage backed securities	4,364	4,533
Commercial mortgage backed securities	3,817	4,095
Asset backed securities	883	908
Other structured investments	7	13
Common stocks	1	2
Total	$24,819	$26,444

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

At both December 31, 2010 and 2009, bonds carried at $7 million were on deposit with various states as required by law.

Trading Securities

Net recognized gains (losses) related to trading securities held at December 31, 2010, 2009 and 2008 were nil, nil and $9 million, respectively.

Sources of Investment Income and Net Realized Investment Gains (Losses)

Net investment income is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Income on fixed maturities	$1,482	$1,371	$1,043
Income on commercial mortgage loans	152	160	173
Trading securities and other investments	40	35	55
	1,674	1,566	1,271
Less: investment expenses	(45)	(40)	(19)
Total	$1,629	$1,526	$1,252

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Fixed maturities	$19	$73	$(433)
Commercial mortgage loans	(6)	(13)	(1)
Trading securities and other investments	3	(1)	(8)
Total	$16	$59	$(442)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.              Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans and policy loans.  The Company does not hold any loans acquired with deteriorated credit quality. See Note 2 for information regarding the Company’s accounting policies related to loans and the allowance for loan losses.

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the year ended December 31, 2010 and the ending balance of the allowance for loan losses as of December 31, 2010 by impairment method and type of loan:

	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$30	$12	$42
Charge-offs	(1)	(2)	(3)
Provisions	7	(5)	2
Ending balance	$36	$5	$41

Ending balance: Individually evaluated for impairment	$8	$—	$8
Ending balance: Collectively evaluated for impairment	28	5	33

The recorded investment in financing receivables as of December 31, 2010 by impairment method and type of loan was as follows:

	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Ending balance: Individually evaluated for impairment	$75	$—	$75
Ending balance: Collectively evaluated for impairment	2,431	205	2,636
Ending balance	$2,506	$205	$2,711

As of December 31, 2010, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $19 million.

During the year ended December 31, 2010, the Company purchased $59 million and sold $2 million of syndicated loans.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $8 million as of December 31, 2010.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of commercial mortgage loans as of December 31, 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region as of December 31, 2010 were as follows:

	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$590	24%	$4
Pacific	530	21	15
Mountain	286	11	—
West North Central	251	10	—
East North Central	240	10	—
Middle Atlantic	212	8	—
West South Central	183	7	—
New England	148	6	2
East South Central	66	3	—
	2,506	100%	21
Less: allowance for loan losses	(36)		—
Total	$2,470		$21

Concentrations of credit risk of commercial mortgage loans by property type as of December 31, 2010 were as follows:

	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$820	33%	$10
Office	717	29	—
Industrial	456	18	6
Apartments	326	13	—
Hotel	57	2	—
Mixed Use	43	2	—
Other	87	3	5
	2,506	100%	21
Less: allowance for loan losses	(36)		—
Total	$2,470		$21

Syndicated Loans

The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of December 31, 2010 were $1 million.

7.             Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2010, 2009 and 2008, management reviewed and updated the DAC and DSIC valuation assumptions for the Company’s products. As part of its third quarter 2010 process, management extended the projection periods used for its annuity products and revised client asset value growth rates assumed for variable annuity and variable universal life contracts.  During the third quarter of 2008, the Company converted to a new industry standard valuation system that provided enhanced modeling capabilities.

The total pretax impacts on the Company’s assets and liabilities attributable to the review of valuation assumptions during the third quarter of 2010, 2009 and 2008 and the valuation system conversion during the third quarter of 2008 were as follows:

Balance Sheet Impact Debit (Credit)	Reinsurance Recoverables	DAC	DSIC	Other Assets	Future Policy Benefits	Other Liabilities	Total
	(in millions)
2010 period	$(21)	$323	$52	$—	$(266)	$—	$88
2009 period	(65)	119	9	—	71	—	134
2008 period	92	(81)	(6)	1	95	5	106

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total pretax impacts on the Company’s revenues and expenses attributable to the review of the valuation assumptions for the years ended December 31, 2010, 2009 and 2008 and the valuation system conversion during the third quarter of 2008 were as follows:

Pretax Benefit (Charge)	Premiums	Policy and Contract Charges	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Insurance and Operating Expenses	Total
	(in millions)
2010 period	$—	$(21)	$(214)	$323	$—	$88
2009 period	—	(65)	80	119	—	134
2008 period	2	95	89	(81)	1	106

The balances of and changes in DAC were as follows:

	2010	2009	2008
	(in millions)
Balance at January 1	$4,285	$4,324	$4,334
Cumulative effect of accounting change	—	—	36
Capitalization of acquisition costs	459	558	587
Amortization, excluding the impact of valuation assumptions review and valuation system conversion	(376)	(264)	(780)
Amortization, impact of valuation assumptions review and valuation system conversion	323	119	(81)
Impact of change in net unrealized securities (gains) losses	(113)	(452)	228
Balance at December 31	$4,578	$4,285	$4,324

The balances of and changes in DSIC were as follows:

	2010	2009	2008
	(in millions)
Balance at January 1	$524	$518	$511
Cumulative effect of accounting change	—	—	9
Capitalization of sales inducement costs	35	82	87
Amortization, excluding the impact of valuation assumptions review and valuation system conversion	(49)	(19)	(115)
Amortization, impact of valuation assumptions review and valuation system conversion	52	9	(6)
Impact of change in net unrealized securities (gains) losses	(17)	(66)	32
Balance at December 31	$545	$524	$518

As described in Note 3, the Company adopted a new accounting standard on the recognition and presentation of other-than-temporary impairments in the first quarter of 2009.  The adoption had no net impact to DAC and DSIC.

Effective January 1, 2008, the Company adopted a new accounting standard on fair value measurements and recorded as a cumulative change in accounting principle a pretax increase of $36 million and $9 million to DAC and DSIC, respectively.  See Note 3 for additional information regarding the Company’s adoption of fair value accounting standards.

8.              Reinsurance

Generally, the Company currently reinsures 90% of the death benefit liability related to almost all individual fixed and variable universal life and term life insurance products.  As a result, the Company typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations.  The Company began reinsuring risks at this level during 2001 (2002 for RiverSource Life of NY) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by the Company is $1.5 million on a single life and $1.5 million on any flexible premium survivorship life policy.  Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For existing LTC policies, the Company retained 50% of the risk and ceded the remaining 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”).  For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.

Generally, the Company retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states in October 2007 (August 2010 for RiverSource Life of NY) and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies.  The Company retains all risk for new claims on DI contracts sold on other policy forms.  The Company also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.

The Company also has life insurance and fixed annuity risk previously assumed under reinsurance arrangements with unaffiliated insurance companies.

At December 31, 2010 and 2009, traditional life and universal life insurance in force aggregated $192.0 billion and $192.8 billion, respectively, of which $134.0 billion and $131.2 billion were reinsured at the respective year ends.  Life insurance in force is reported on a statutory basis.

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Direct premiums	$681	$659	$641
Reinsurance ceded	(192)	(209)	(203)
Net premiums	$489	$450	$438

Policy and contract charges are presented on the Consolidated Statements of Income net of $67 million, $62 million and $61 million of reinsurance ceded for the years ended December 31, 2010, 2009 and 2008, respectively.

Reinsurance recovered from reinsurers was $166 million, $167 million and $142 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Reinsurance recoverables include approximately $1.4 billion and $1.3 billion related to LTC risk ceded to Genworth as of December 31, 2010 and 2009, respectively.  Included in future policy benefits is $657 million and $667 million related to assumed reinsurance arrangements as of December 31, 2010 and 2009, respectively.

9.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	December 31,
	2010	2009
	(in millions)
Fixed annuities	$16,520	$16,558
Equity indexed annuities accumulated host values	100	159
Equity indexed annuities embedded derivatives	3	9
Variable annuity fixed sub-accounts	4,868	6,127
Variable annuity GMWB	337	204
Variable annuity GMAB	104	100
Other variable annuity guarantees	13	12
Total annuities	21,945	23,169
VUL/UL insurance	2,588	2,526
VUL/UL insurance additional liabilities	143	69
Other life, DI and LTC insurance	5,004	4,619
Total future policy benefits	29,680	30,383
Policy claims and other policyholders’ funds	134	123
Total future policy benefits and policy claims and other policyholders’ funds	$29,814	$30,506

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Separate account liabilities consisted of the following:

	December 31,
	2010	2009
	(in millions)
Variable annuity variable sub-accounts	$57,862	$48,982
VUL insurance variable sub-accounts	5,887	5,239
Other insurance variable sub-accounts	46	46
Total	$63,795	$54,267

Fixed Annuities

Fixed annuities include both deferred and payout contracts.  Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested.  Payout contracts guarantee a fixed income payment for life or the term of the contract.  The Company generally invests the proceeds from the annuity payments in fixed rate securities.   The Company may hedge the interest rate risks related to fixed annuities with derivative instruments. As of December 31, 2010 and 2009, there were no outstanding derivatives to hedge these risks.

Equity Indexed Annuities

The Index 500 Annuity, the Company’s EIA product, is a single premium deferred fixed annuity.  The contract is issued with an initial term of seven years and interest earnings are linked to the S&P 500 Index.  This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders.  The Company generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 16 for additional information regarding the Company’s derivative instruments.  In 2007, the Company discontinued new sales of EIAs.

Variable Annuities

Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account.  A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

Most of the variable annuity contracts issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions.  The Company previously offered contracts with GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GMDB, GGU and GMIB provisions.  See Note 16 for additional information regarding derivative instruments used to hedge risks related to GMWB and GMAB provisions.

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by the Company.  Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account.  A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.  The Company also offers term and whole life insurance as well as disability products.  The Company no longer offers LTC products but has in force policies from prior years.  Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.

Portions of the Company’s fixed and variable universal life contracts have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.       Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain GMDB provisions.  The Company also offers variable annuities with GGU, GMWB and GMAB provisions.  The Company previously offered contracts containing GMIB provisions.  See Note 2 and Note 9 for additional information regarding the Company’s variable annuity guarantees.

The GMDB provisions provide a specified minimum return upon death of the contractholder.  The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract.  The Company has three primary GMDB provisions:

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

The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance.  At issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance.

The Company has GMWB riders in force, which contain one or more of the following provisions:

•                  Withdrawals at a specified rate per year until the amount withdrawn is equal to the guaranteed amount.

•                  Withdrawals at a specified rate per year for the life of the contractholder (“GMWB for life”).

•                  Withdrawals at a specified rate per year for joint contractholders while either is alive.

•                  Withdrawals based on performance of the contract.

•                  Withdrawals based on the age withdrawals begin.

•                  Once withdrawals begin, the contractholder’s funds are moved to one of the three least aggressive asset allocation models (of the five that are available prior to withdrawal).

•                  Credits are applied annually for a specified number of years to increase the guaranteed amount as long as withdrawals have not been taken.

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

Certain UL contracts offered by the Company provide secondary guarantee benefits.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2010				December 31, 2009
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$37,714	$36,028	$173	62	$30,938	$28,415	$974	61
Five/six-year reset	13,689	11,153	312	62	13,919	11,223	929	61
One-year ratchet	7,741	7,242	287	63	7,081	6,400	873	63
Five-year ratchet	1,466	1,414	8	60	1,256	1,171	38	59
Other	680	649	61	67	549	516	95	67
Total — GMDB	$61,290	$56,486	$841	62	$53,743	$47,725	$2,909	61

GGU death benefit	$970	$912	$79	64	$853	$775	$70	63

GMIB	$597	$561	$76	64	$628	$582	$126	63

GMWB:
GMWB	$4,341	$4,317	$106	64	$4,196	$4,067	$454	64
GMWB for life	20,374	20,259	129	63	14,988	14,333	795	63
Total — GMWB	$24,715	$24,576	$235	63	$19,184	$18,400	$1,249	63

GMAB	$3,540	$3,523	$22	56	$2,926	$2,853	$153	56

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

Changes in additional liabilities were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2008	$24	$3	$136	$33	$4
Incurred claims	58	10	1,335	334	6
Paid claims	(27)	(1)	—	—	(3)
Liability balance at December 31, 2008	55	12	1,471	367	7
Incurred claims	12	(5)	(1,267)	(267)	8
Paid claims	(61)	(1)	—	—	—
Liability balance at December 31, 2009	6	6	204	100	15
Incurred claims	17	3	133	4	59
Paid claims	(18)	(1)	—	—	(6)
Liability balance at December 31, 2010	$5	$8	$337	$104	$68

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2010	2009
	(in millions)
Mutual funds:
Equity	$32,665	$29,379
Bond	22,755	16,537
Other	2,253	2,889
Total mutual funds	$57,673	$48,805

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2010, 2009 and 2008.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.       Lines of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance of $3 million and $300 million as of December 31, 2010 and 2009, respectively, under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  The interest rate for any borrowing under the agreement was established by reference to LIBOR plus 28 basis points.  In January 2011, an amendment to this agreement increased the interest rate to LIBOR plus 115 basis points.  Amounts borrowed may be repaid at any time with no prepayment penalty.  The outstanding balance at December 31, 2010 was paid in full with a payment in January 2011.  The outstanding balance at December 31, 2009 was paid in full during the first quarter of 2010.  RiverSource Life Insurance Company borrowed $200 million in January 2011 and an additional $100 million in February 2011 under this line of credit.

The Company has a revolving credit agreement with Ameriprise Financial aggregating $200 million.  The interest rate for any borrowings is established by reference to LIBOR.  There were no amounts outstanding on this line of credit at December 31, 2010 and 2009.

In September 2008, RiverSource Life Insurance Company, as the lender, entered into a revolving credit agreement with Ameriprise Financial as the borrower.  This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end.  The interest rate for any borrowing was established by reference to LIBOR plus 28 basis points.  In January 2011, an amendment to this agreement increased the interest rate to LIBOR plus 115 basis points.  In the event of default, an additional 1% interest will accrue during such period of default.  There were no amounts outstanding on this revolving credit agreement as of December 31, 2010 and 2009.

12.       Borrowings under Repurchase Agreements

During 2010, the Company entered into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $412 million at December 31, 2010. The amount of the Company’s liability as of December 31, 2010 was $397 million.  The weighted average annualized interest rate on the repurchase agreements held as of December 31, 2010 was 0.3%.

13.       Fair Values of Assets and Liabilities

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

Valuation Hierarchy

The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

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

Determination of Fair Value

The Company uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Assets

Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less. Actively traded money market funds are measured at their net asset value (“NAV”) and classified as Level 1. The Company’s remaining cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, agency mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. and foreign government and agency securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services.  Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes.  Level 3 securities primarily include corporate bonds, non-agency residential mortgage backed securities and asset backed securities.  The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. Effective March 31, 2010, the Company returned to using prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities because the difference between these prices and the results of the Company’s discounted cash flows was not significant.  The Company continues to classify its non-agency residential mortgage backed securities as Level 3 because it believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchanged-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Derivatives that are valued using pricing models that have significant unobservable inputs are classified as Level 3 measurements.   The Company settled these Level 3 derivatives in the second quarter of 2009 and has not entered into any additional derivative instruments that have significant unobservable inputs since then.

Liabilities

Future Policy Benefits

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models.  These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees.  The projected cash flows used by these models include observable capital market assumptions (such as, market implied equity volatility and the LIBOR swap curve) and incorporate significant unobservable inputs related to contractholder behavior assumptions (such as withdrawals and lapse rates) and margins for risk, profit and expenses that the Company believes an exit market participant would expect.  The fair value of these embedded derivatives also reflects a current estimate of the Company’s nonperformance risk specific to these liabilities.  Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.  The embedded derivative liability attributable to these provisions is recorded in future policy benefits.  The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its EIAs.  The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels.  As a result, these measurements are classified as Level 2.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$14,637	$1,317	$15,954
Residential mortgage backed securities	—	1,915	2,618	4,533
Commercial mortgage backed securities	—	4,065	30	4,095
Asset backed securities	—	681	227	908
State and municipal obligations	—	770	—	770
U.S. government and agencies obligations	11	51	—	62
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	13	13
Total Available-for-Sale securities: Fixed maturities	11	22,226	4,205	26,442
Common stocks	1	1	—	2
Trading securities	—	26	—	26
Cash equivalents	—	76	—	76
Other assets:
Interest rate derivatives	—	366	—	366
Equity derivatives	32	323	—	355
Credit derivatives	—	4	—	4
Total other assets	32	693	—	725
Separate account assets	—	63,795	—	63,795
Total assets at fair value	$44	$86,817	$4,205	$91,066

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421
Total future policy benefits	—	3	421	424
Other liabilities:
Interest rate derivatives	—	379	—	379
Equity derivatives	18	647	—	665
Credit derivatives	—	1	—	1
Total other liabilities	18	1,027	—	1,045
Total liabilities at fair value	$18	$1,030	$421	$1,469

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$13,755	$1,239	$14,994
Residential mortgage backed securities	—	2,424	2,772	5,196
Commercial mortgage backed securities	—	3,968	72	4,040
Asset backed securities	—	665	215	880
State and municipal obligations	—	613	—	613
U.S. government and agencies obligations	11	147	—	158
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	11	11
Total Available-for-Sale securities: Fixed maturities	11	21,679	4,309	25,999
Common and preferred stocks	—	23	—	23
Trading securities	—	36	—	36
Cash equivalents	2	801	—	803
Other assets	—	615	—	615
Separate account assets	—	54,267	—	54,267
Total assets at fair value	$13	$77,421	$4,309	$81,743

Liabilities
Future policy benefits	$—	$9	$299	$308
Other liabilities	—	757	—	757
Total liabilities at fair value	$—	$766	$299	$1,065

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

		Total Gains Included in			Purchases, Sales, Issuances
	Balance, January 1, 2010	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, December 31, 2010
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$1,239	$1		$30	$22	$25		$1,317
Residential mortgage backed securities	2,772	54		190	(398)	—		2,618
Commercial mortgage backed securities	72	1		10	91	(144)		30
Asset backed securities	215	6		22	(3)	(13)		227
Other structured investments	11	2		—	—	—		13
Total Available-for-Sale securities:
Fixed maturities	4,309	64	(1)	252	(288)	(132	)(3)	4,205

Future policy benefits:
GMWB and GMAB embedded derivatives	(299)	4	(2)	—	(126)	—		(421)

(1)   Represents a $21 million loss included in net realized investment gains (losses) and an $85 million gain included in net investment income in the Consolidated Statements of Income.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Total Gains			Purchases, Sales,
		(Losses) Included in			Issuances
	Balance, January 1, 2009	Net Income		Other Comprehensive Income	and Settlements, Net	Transfers In/(Out) of Level 3		Balance, December 31, 2009
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$1,086	$—		$194	$20	$(61)		$1,239
Residential mortgage backed securities	520	65		156	2,031	—		2,772
Commercial mortgage backed securities	3	—		8	61	—		72
Asset backed securities	95	7		10	112	(9)		215
Other structured investments	9	2		—	—	—		11
Total Available-for-Sale securities:
Fixed maturities	1,713	74	(1)	368	2,224	(70	)(3)	4,309

Other assets	200	(37	)(2)	—	(163)	—		—
Future policy benefits:
GMWB and GMAB embedded derivatives	(1,832)	1,611	(2)	—	(78)	—		(299)

(1)          Represents a $7 million loss included in net realized investment gains (losses) and an $81 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)          Represents securities with a fair value of $79 million that were transferred to Level 2 as the fair value of the securities are now obtained from a nationally-recognized pricing service and a security with a fair value of $9 million that was transferred to Level 3 as the fair value of the security is now based on broker quotes.

The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.

The following table presents the changes in unrealized gains (losses) included in net income related to Level 3 assets and liabilities held at December 31:

	2010			2009
	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses	Net Investment Income	Net Realized Investment Gains (Losses)	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Available-for-Sale securities:
Fixed maturities:
Residential mortgage backed securities	$78	$(26)	$—	$80	$(31)	$—
Asset backed securities	5	—	—	1	—	—
Total Available-for-Sale securities:
Fixed maturities	83	(26)	—	81	(31)	—

Future policy benefits	—	—	(15)	—	—	1,582

During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

	December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,470	$2,558	$2,532	$2,519
Policy loans	729	805	715	790
Other investments	210	224	226	245
Restricted cash	66	66	184	184
Financial Liabilities
Future policy benefits	$15,328	$15,768	$15,540	$15,657
Separate account liabilities	395	395	406	406
Line of credit with Ameriprise Financial	3	3	300	300
Borrowings under repurchase agreements	397	397	—	—

Commercial Mortgage Loans, Net

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan.

Policy Loans

The fair value of policy loans is determined using discounted cash flows.

Other Investments

Other investments primarily consist of syndicated loans and an investment in Federal Home Loan Bank of Des Moines (“FHLB”).  The fair value of syndicated loans is obtained from a nationally-recognized pricing service.  The carrying value of the investment in FHLB is considered a reasonable estimate of the fair value, as this represents the stated exit price for this investment.

Restricted Cash

Restricted cash is generally set aside for specific business transactions and restrictions are specific to the Company and do not transfer to third party market participants; therefore, the carrying amount is a reasonable estimate of fair value.

Future Policy Benefits

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities.  The fair value of other liabilities including non-life contingent fixed annuities in payout status, EIA host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.

Separate Account Liabilities

Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets.  Carrying value is a reasonable estimate of the fair value as it represents the exit value as evidenced by withdrawal transactions between contractholders and the Company.  A nonperformance adjustment is not included as the related separate account assets act as collateral for these liabilities and minimize nonperformance risk.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Line of Credit with Ameriprise Financial

The fair value of the line of credit is determined by discounting cash flows with an adjustment for the Company’s nonperformance risk specific to this liability; however, due to the short-term nature of the line of credit, the carrying value is used as an approximation of the fair value.

Borrowings under Repurchase Agreements

The fair value of borrowings under agreements to repurchase is determined by discounting cash flows. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.

14.       Related Party Transactions

Columbia Management Investment Advisers, LLC is the investment manager for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders.  The Company provides all fund management services, other than investment management, and is compensated for the administrative services it provides.  For the years ended December 31, 2010, 2009 and 2008, the Company received $136 million, $87 million and $101 million, respectively, from Columbia Management Investment Advisers, LLC for these services.

The Company participates in the Ameriprise Financial Retirement Plan which covers all permanent employees age 21 and over who have met certain employment requirements.  Employer contributions to the plan are based on participants’ age, years of service and total compensation for the year.  Funding of retirement costs for this plan complies with the applicable minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  The Company’s share of the total net periodic pension cost was $1 million in 2010, $2 million in 2009 and $1 million in 2008.

The Company participates in the Ameriprise Financial 2005 Incentive Compensation Plan.  Employees, directors and independent contractors are eligible to receive incentive awards including stock options, restricted stock awards, restricted stock units, performance shares and similar awards designed to comply with the applicable federal regulations and laws of jurisdiction.  The expense for incentive awards was $1 million in 2010 and $3 million in both 2009 and 2008.

The Company also participates in the defined contribution pension plans of Ameriprise Financial which cover all employees who have met certain employment requirements.  The Company contributions to the plans are a percent of either each employee’s eligible compensation or basic contributions.  Costs of these plans charged to operations were $1 million, $2 million and nil in 2010, 2009 and 2008, respectively.

The Company participates in the defined benefit health care plans of Ameriprise Financial that provide health care and life insurance benefits to retired employees and retired financial advisors.  The plans include participant contributions and service related eligibility requirements.  Upon retirement, such employees are considered to have been employees of Ameriprise Financial.  Ameriprise Financial expenses these benefits and allocates the expenses to its subsidiaries.  The cost of these plans charged to operations was nil in both 2010 and 2009 and $1 million in 2008.

Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $527 million, $580 million and $673 million for 2010, 2009 and 2008, respectively.  Certain of these costs are included in DAC.  Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.

Dividends paid were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Cash dividends paid to Ameriprise Financial	$500	$—	$775
Cash dividends paid to RiverSource Life Insurance Company from RiverSource Life of NY	28	—	77
Cash dividend paid to RiverSource Life Insurance Company from RTA	63	22	—
Non-cash dividend paid to Ameriprise Financial from RTA	—	—	118

Notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds.  See Note 15 for additional information.

During 2010, the Company received a non-cash capital contribution of $14 million comprised of affordable housing partnership investments from Ameriprise Financial.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2009, RiverSource Life Insurance Company received a non-cash capital contribution of $131 million comprised of two buildings and the related land from Ameriprise Financial.  As part of the transaction, RiverSource Life Insurance Company entered into an agreement to lease the buildings to Ameriprise Financial.  In addition, RiverSource Life Insurance Company received a non-cash capital contribution of $200 million consisting of a reduction of the outstanding balance due to Ameriprise Financial under a line of credit.  See Note 11 for more information on the Company’s lines of credit.

During 2008, the Company received a non-cash capital contribution of $83 million comprised of below investment grade syndicated bank loans from Ameriprise Financial. In addition, RiverSource Life Insurance Company received a $239 million contribution from Ameriprise Financial, consisting of all the issued and outstanding shares of RTA.

There were no amounts included in other liabilities at December 31, 2010 and 2009 payable to Ameriprise Financial for federal income taxes.

During 2009, the Company sold corporate bonds of $27 million to Ameriprise Financial and recognized a gain of $9 million.

15.       Statutory Capital and Surplus

State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators.  For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval.  RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $810 million and $433 million as of December 31, 2010 and 2009, respectively.

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

Statutory net gain from operations and net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

	2010	2009	2008
	(in millions)
	(unaudited)
Statutory net gain (loss) from operations(1)	$1,200	$1,793	$(1,184)
Statutory net income (loss)(1)	1,112	1,887	(1,407)
Statutory capital and surplus	3,735	3,371	2,529

(1)          An increase in statutory reserves for variable annuity guaranteed benefits contributed significantly to the loss in 2008, but was substantially offset by unrealized gains on derivatives which are not included in the statutory income statement, but recorded directly to surplus. These impacts were substantially reversed in 2009 and 2010.

16.       Derivatives and Hedging Activities

Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	December31, 2010	December 31, 2009	Balance Sheet Location	December 31, 2010	December 31, 2009
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$366	$176	Other liabilities	$379	$280
Equity contracts	Other assets	354	425	Other liabilities	665	474
Credit contracts	Other assets	4	12	Other liabilities	1	—
Embedded derivatives(1)	N/A	—	—	Future policy benefits	421	299
Total GMWB and GMAB		724	613		1,466	1,053
Other derivatives:
Equity
GMDB	Other assets	—	—	Other liabilities	—	2
EIA	Other assets	1	2	Other liabilities	—	—
EIA embedded derivatives	N/A	—	—	Future policy benefits	3	9
Total other		1	2		3	11
Total derivatives		$725	$615		$1,469	$1,064

N/A       Not applicable

(1)          The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.

Derivatives Not Designated as Hedges

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31:

Derivatives not designated	Location of Gain (Loss) on	Amount of Gain (Loss) on Derivatives Recognized in Income
as hedging instruments	Derivatives Recognized in Income	2010	2009
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$95	$(435)
Equity contracts	Benefits, claims, losses and settlement expenses	(370)	(1,245)
Credit contracts	Benefits, claims, losses and settlement expenses	(44)	(65)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(121)	1,533
Total GMWB and GMAB		(440)	(212)
Other derivatives:
Equity
GMDB	Benefits, claims, losses and settlement expenses	(4)	(10)
EIA	Interest credited to fixed accounts	2	4
EIA embedded derivatives	Interest credited to fixed accounts	7	7
Total other		5	1
Total derivatives		$(435)	$(211)

(1)                The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment.  These derivative instruments are used as economic hedges of equity, interest rate and credit risk related to various products and transactions of the Company.

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline.  Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions using various equity futures, equity options, total return swaps, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps.  At December 31, 2010 and 2009, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $55.5 billion and $38.7 billion, respectively.  The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009.  As of December 31, 2010, the Company did not have any outstanding hedges on its GMDB provisions.  At December 31, 2009, the gross notional amount of derivative contracts for the Company’s GMDB provisions was $77 million.  The deferred premium associated with the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2011	$266	$10
2012	245	9
2013	223	8
2014	197	7
2015	174	6
2016-2025	546	7

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIAs have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts. The gross notional amount of these derivative contracts was $89 million and $129 million at December 31, 2010 and 2009, respectively.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives.  In addition, the equity component of the EIA product obligations is also considered an embedded derivative.  These embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings.  As discussed above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income (loss) related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the years ended December 31, 2010 and 2009, the Company held no derivatives that were designated as cash flow hedges.

At December 31, 2010, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the years ended December 31, 2010 and 2009, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the years ended December 31, 2010, 2009 and 2008, amounts recognized in earnings on derivative transactions that were ineffective were not material.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of unrealized derivatives losses included in accumulated other comprehensive income (loss) related to cash flow hedges:

	2010	2009	2008
	(in millions)
Net unrealized derivatives losses at January 1	$(34)	$(38)	$(40)
Unrealized derivative losses arising during the period	—	—	(1)
Reclassification of realized losses(1)	6	6	5
Income tax benefit	(2)	(2)	(2)
Net unrealized derivatives losses at December 31	$(30)	$(34)	$(38)

(1)   Loss reclassified from Accumulated Other Comprehensive Income (Loss) to Net Investment Income on Consolidated Statements of Income.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 8 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2010 and 2009, the Company held $25 million and $88 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of December 31, 2010 and 2009, the Company had accepted additional collateral consisting of various securities with a fair value of $23 million and $22 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of December 31, 2010 and 2009, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $25 million and $53 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2010 and 2009, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $412 million and $296 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2010 and 2009 was $406 million and $269 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at December 31, 2010 and 2009 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $6 million and $27 million, respectively.

17.  Income Taxes

The Company qualifies as a life insurance company for federal income tax purposes.  As such, the Company is subject to the Internal Revenue Code provisions applicable to life insurance companies.  Beginning in 2010, the Company’s taxable income will be included in the consolidated federal income tax return of Ameriprise Financial.   The Company provides for income taxes on a separate return basis, except that, under an agreement between Ameriprise Financial and the Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return.  It is the policy of Ameriprise Financial that is will reimburse its subsidiaries for any tax benefits recorded.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax provision (benefit) were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Current income tax:
Federal	$(167)	$325	$42
State	3	1	3
Total current income tax	(164)	326	45
Deferred income tax
Federal	417	(80)	(236)
State	(1)	(1)	2
Total deferred income tax	416	(81)	(234)
Total income tax provision (benefit)	$252	$245	$(189)

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2010	2009	2008
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Tax-exempt interest and dividend income	(6.6)	(7.2)	56.6
State taxes, net of federal benefit	0.1	—	(3.7)
Low income housing credit	(1.4)	(2.0)	27.9
Foreign tax credit, net of addback	(1.1)	(1.0)	15.3
Taxes applicable to prior years	(1.9)	0.1	29.2
Other, net	—	—	(0.2)
Income tax provision	24.1%	24.9%	160.1%

The Company’s effective tax rate was 24.1% and 24.9% for the years ended December 31, 2010 and 2009, respectively.   The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items for 2010.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes.  The significant components of the Company’s deferred income tax assets and liabilities are reflected in the following table:

	December 31,
	2010	2009
	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits	$1,306	$1,390
Investment related	159	163
Net operating loss and tax credit carryforwards	31	185
Gross deferred income tax assets	1,496	1,738

Deferred income tax liabilities:
DAC	1,429	1,264
Net unrealized gains on Available-for-Sale securities	364	203
DSIC	191	193
Other	26	15
Gross deferred income tax liabilities	2,010	1,675
Net deferred income tax assets (liabilities)	$(514)	$63

The Company is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in deferred income tax assets are a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of December 31, 2010 and 2009.

The Company has tax benefits related to capital loss carryforwards of $29 million which expire beginning December 31, 2015 as well as tax credit carryforwards of $2 million which expire beginning December 31, 2019.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009	2008
	(in millions)
Balance at January 1	$(77)	$(89)	$97
Additions (reductions) based on tax positions related to the current year	—	1	(165)
Additions for tax positions of prior years	322	18	38
Reductions for tax positions of prior years	(196)	(7)	(59)
Settlements	34	—	—
Balance at December 31	$83	$(77)	$(89)

If recognized, approximately $39 million, $49 million and $30 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2010, 2009 and 2008, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net reduction of $8 million, $1 million and $14 million in interest and penalties for the year ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010 and 2009, the Company had a receivable of $24 million and $16 million, respectively, related to the accrual of interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $25 million to $35 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997. The Internal Revenue Service (“IRS”) completed its field examination of the Company’s income tax returns for 2005 through 2007 during the third and fourth quarters of 2010.  The IRS had completed its field examination of the 1997 through 2004 tax returns in recent years. However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2010, the IRS commenced an examination of the Company’s income tax returns for 2008 and 2009.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1998 through 2009.

On September 25, 2007, the IRS issued Revenue Ruling 2007-61 in which it announced that it intends to issue regulations with respect to certain computational aspects of the Dividends Received Deduction (“DRD”) related to separate account assets held in connection with variable contracts of life insurance companies.  Any regulations that the IRS ultimately proposes for issuance in this area will be subject to public notice and comment, at which time insurance companies and other members of the public will have the opportunity to raise legal and practical questions about the content, scope and application of such regulations. As a result, the ultimate timing and substance of any such regulations are unknown at this time, but they may result in the elimination of some or all of the separate account DRD tax benefit that the Company receives.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The items comprising other comprehensive income (loss) are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Net unrealized securities gains (losses)	$157	$587	$(302)
Net unrealized derivative gains	2	2	2
Net income tax provision (benefit)	$159	$589	$(300)

18.  Commitments and Contingencies

At December 31, 2010 and 2009, the Company had no material commitments to purchase investments other than mortgage loan fundings. See Note 6 for additional information.

The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts.  As of December 31, 2010, these guarantees range up to 5.0%.  To the extent the yield on the Company’s invested assets portfolio declines below its target spread plus the minimum guarantee, the Company’s profitability would be negatively affected.

Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny. The SEC, the Financial Industry Regulatory Authority, commonly referred to as FINRA, and several state authorities have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), compensation arrangements and anticompetitive activities.

The Company is involved in the normal course of business in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its business activities.  The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity.  However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to Securities and Exchange Commission (“SEC”) regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.  It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the Company.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed by or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, and includes those policies and procedures that:

•      Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, the Company believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Ernst & Young LLP (“Ernst & Young”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2010 and 2009.

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by Ernst & Young for the audit of the Company’s financial statements for the years ended December 31, 2010 and 2009 and other fees billed for other services rendered by Ernst & Young during those periods.

	2010	2009
	(in thousands)
Audit Fees(1)	$2,201	$2,361
Audit-related Fees	26	26
Tax Fees	—	—
All Other Fees	5	—
Total	$2,232	$2,387

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

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of Ernst & Young are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial.  All audit and permitted non-audit services to be performed by Ernst & Young for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial.  The procedures require all proposed engagements of Ernst & Young for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services.

In 2010 and 2009, 100% of the services provided by Ernst & Young for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2)	Consolidated Financial Statements and Financial Statement Schedules

The information required herein has been provided in Item 8.

	(3)	Exhibits

See Exhibit Index on pages E-1 through E-2 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY

Registrant

February 23, 2011	By	/s/ John R. Woerner
Date		John R. Woerner, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2011	/s/ John R. Woerner
Date	John R. Woerner, Director and President
(Principal Executive Officer)

February 23, 2011	/s/ Brian J. McGrane
Date	Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

February 23, 2011	/s/ Gumer C. Alvero
Date	Gumer C. Alvero, Director

February 23, 2011	/s/ David K. Stewart
Date	David K. Stewart, Vice President and Controller
(Principal Accounting Officer)

February 23, 2011	/s/ Kevin E. Palmer
Date	Kevin E. Palmer, Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

3.1	Copy of Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.

3.1.1	Copy of Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.

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

*10.5

Copy of Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective December 1, 2010.

10.6

Copy of Agreement by and among RiverSource Life Insurance Company, Ameriprise India Private Limited, and Ameriprise Financial, Inc. (a/k/a/ Supplementary Agreement No. 1) effective Jan. 1, 2007, filed as Exhibit 10.6 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

*10.7

Copy of Management, Service & Marketing Support Agreement by and among Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective Jan. 1, 2011.

10.8

Copy of RiverSource Variable Portfolio Funds Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective Jan. 1, 2007, filed as Exhibit 10.8 to Form 10-K filed on Feb. 28, 2007, is incorporated by reference.

E-1

EXHIBIT INDEX (Continued)

*31.1	Certification of John R. Woerner, President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of John R. Woerner, President, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed electronically herewith.

E-2