Form 10-Q
period 2011-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2011-05-02
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer	Smaller reporting company ☐
(Do not check if a smaller reporting company) ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2011, $25,270; 2010, $24,818)	$26,796	$26,442
Common stocks, at fair value (cost: 2011 and 2010, $1)	2	2
Commercial mortgage loans, at cost (less allowance for loan losses: 2011, $34; 2010, $36)	2,445	2,470
Policy loans	728	729
Trading securities and other investments	518	496
Total investments	30,489	30,139
Cash and cash equivalents	141	76
Restricted cash	27	66
Reinsurance recoverables	1,855	1,829
Other receivables	186	166
Accrued investment income	301	309
Deferred acquisition costs	4,598	4,578
Deferred sales inducement costs	536	545
Other assets	999	1,123
Separate account assets	66,168	63,795
Total assets	$105,300	$102,626
Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$29,288	$29,680
Policy claims and other policyholders’ funds	134	134
Deferred income taxes, net	488	514
Borrowings under repurchase agreements	497	397
Line of credit with Ameriprise Financial, Inc.	300	3
Other liabilities	1,880	1,555
Separate account liabilities	66,168	63,795
Total liabilities	98,755	96,078
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,461	2,460
Retained earnings	3,442	3,410
Accumulated other comprehensive income, net of tax	639	675
Total shareholder’s equity	6,545	6,548

Total liabilities and shareholder’s equity	$105,300	$102,626

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2011	2010
Revenues
Premiums	$116	$115
Net investment income	403	406
Policy and contract charges	381	325
Other revenues	73	68
Net realized investment gains (losses)	(5)	5
Total revenues	968	919
Benefits and expenses
Benefits, claims, losses and settlement expenses	241	225
Interest credited to fixed accounts	207	228
Amortization of deferred acquisition costs	97	99
Other insurance and operating expenses	165	133
Total benefits and expenses	710	685
Pretax income	258	234
Income tax provision	26	60
Net income	$232	$174

Supplemental Disclosures:
Net realized investment gains:
Net realized investment gains (losses) before impairment losses on securities	$(4)	$28
Total other-than-temporary impairment losses on securities	—	(22)
Portion of loss recognized in other comprehensive income	(1)	(1)
Net impairment losses recognized in net realized investment gains (losses)	(1)	(23)
Net realized investment gains (losses)	$(5)	$5

See Notes to Consolidated Financial Statements.

 RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$232	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(108)	(102)
Amortization of deferred acquisition and sales inducement costs	110	111
Depreciation, amortization and accretion, net	(17)	(20)
Deferred income tax expense (benefit)	(7)	321
Contractholder and policyholder charges, non-cash	(66)	(65)
Net realized investment losses (gains)	4	(31)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment losses	1	26
Change in operating assets and liabilities:
Trading securities and equity method investments, net	8	3
Future policy benefits for traditional life, disability income and long term care insurance	60	62
Policy claims and other policyholders’ funds	—	20
Reinsurance recoverables	(26)	(38)
Other receivables	3	(1)
Accrued investment income	8	9
Derivatives collateral, net	14	(80)
Other assets and liabilities, net	176	(318)
Net cash provided by operating activities	392	71
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	397	786
Maturities, sinking fund payments and calls	948	894
Purchases	(1,668)	(1,239)
Proceeds from sales, maturities and repayments of commercial mortgage loans	47	53
Funding of commercial mortgage loans	(24)	(49)
Proceeds from sales of other investments	39	23
Purchase of other investments	(80)	(1)
Purchase of land, buildings, equipment and software	(1)	(2)
Change in policy loans, net	1	—
Net cash provided by (used in) investing activities	(341)	465
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	291	430
Net transfers to separate accounts	(46)	(39)
Surrenders and other benefits	(371)	(358)
Change in borrowings under repurchase agreements, net	100	—
Proceeds from line of credit with Ameriprise Financial, Inc.	315	—
Payments on line of credit with Ameriprise Financial, Inc.	(18)	(300)
Deferred premium options, net	(58)	(36)
Tax adjustment on share-based incentive compensation plan	1	—
Cash dividend to Ameriprise Financial, Inc.	(200)	(425)
Net cash provided by (used in) financing activities	14	(728)
Net increase (decrease) in cash and cash equivalents	65	(192)
Cash and cash equivalents at beginning of period	76	811
Cash and cash equivalents at end of period	$141	$619
Supplemental Disclosures:
Income taxes paid, net	$6	$145
Interest paid on borrowings	1	—

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2010	$3	$2,445	$3,114	$382	$5,944
Comprehensive income:
Net income	—	—	174	—	174
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	142	142
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	1	1
Change in net unrealized derivative losses	—	—	—	1	1
Total comprehensive income					318
Cash dividend to Ameriprise Financial, Inc.	—	—	(425)	—	(425)
Balances at March 31, 2010	$3	$2,445	$2,863	$526	$5,837

Balances at January 1, 2011	$3	$2,460	$3,410	$675	$6,548
Comprehensive income:
Net income	—	—	232	—	232
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	(43)	(43)
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	6	6
Change in net unrealized derivatives losses	—	—	—	1	1
Total comprehensive income					196
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2011	$3	$2,461	$3,442	$639	$6,545

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

RiverSource Life Insurance Company is a stock life insurance company with two wholly owned subsidiaries, RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) and RiverSource Tax Advantaged Investments, Inc. (“RTA”).  RiverSource Life Insurance Company is a wholly owned subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”).

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

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Certain reclassifications of prior period amounts have been made to conform to the current presentation.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments

In April 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards regarding investment funds determined to be variable interest entities (“VIEs”). Under this standard an insurance enterprise would not be required to consolidate a voting-interest investment fund when it holds the majority of the voting interests of the fund through its separate accounts. In addition, the enterprise would not consider the interests held through separate accounts in evaluating its economic interests in a VIE, unless the separate account contract holder is a related party. The standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2010. The adoption of the standard did not impact the Company’s consolidated financial condition and results of operations.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements.  The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis.  The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company adopted in the first quarter of 2011.  The adoption did not impact the Company’s consolidated financial condition and results of operations.  See Note 11 for the required disclosures.

Future Adoption of New Accounting Standards

Receivables

In April 2011, the FASB updated the accounting standards for troubled debt restructurings. The new standard includes indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties and provides clarification for determining whether the lender has granted a concession to the borrower. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for deferred acquisition costs (“DAC”). Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The standard is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted if it is at the beginning of an entity’s annual reporting period. The standard is to be applied prospectively; however, retrospective application to all prior periods presented is permitted but not required. The Company will adopt the standard on January 1, 2012.  The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

3.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investment in the affordable housing partnerships is limited to the carrying values.  The carrying values are reflected in trading securities and other investments and were $236 million and $244 million as of March 31, 2011 and December 31, 2010, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $179 million and $188 million recorded in other liabilities as of March 31, 2011 and December 31, 2010, respectively, related to the future funding commitments for affordable housing partnerships.

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	March 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$15,069	$1,148	$(53)	$16,164	$—
Residential mortgage backed securities	4,548	276	(125)	4,699	(18)
Commercial mortgage backed securities	3,667	264	(4)	3,927	—
State and municipal obligations	983	18	(56)	945	—
Asset backed securities	851	42	(13)	880	—
Foreign government bonds and obligations	93	15	—	108	—
U.S. government and agencies obligations	52	7	—	59	—
Other structured investments	7	7	—	14	7
Total fixed maturities	25,270	1,777	(251)	26,796	(11)
Common stocks	1	1	—	2	—
Total	$25,271	$1,778	$(251)	$26,798	$(11)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,792	$1,218	$(56)	$15,954	$1
Residential mortgage backed securities	4,364	308	(139)	4,533	(30)
Commercial mortgage backed securities	3,817	282	(4)	4,095	—
Asset backed securities	883	43	(18)	908	—
State and municipal obligations	809	18	(57)	770	—
Foreign government bonds and obligations	91	16	—	107	—
U.S. government and agencies obligations	55	7	—	62	—
Other structured investments	7	6	—	13	6
Total fixed maturities	24,818	1,898	(274)	26,442	(23)
Common stocks	1	1	—	2	—
Total	$24,819	$1,899	$(274)	$26,444	$(23)

(1)      Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At both March 31, 2011 and December 31, 2010, fixed maturity securities comprised approximately 88% of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both March 31, 2011 and December 31, 2010, approximately $1.2 billion of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	March 31, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$8,179	$8,703	32%	$8,067	$8,647	33%
AA	1,293	1,346	5	1,360	1,426	5
A	4,037	4,257	16	4,025	4,259	16
BBB	10,411	11,249	42	9,831	10,721	41
Below investment grade	1,350	1,241	5	1,535	1,389	5
Total fixed maturities	$25,270	$26,796	100%	$24,818	$26,442	100%

At March 31, 2011 and December 31, 2010, approximately 32% and 29%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	141	$2,315	$(46)	9	$136	$(7)	150	$2,451	$(53)
Residential mortgage backed securities	80	802	(10)	45	318	(115)	125	1,120	(125)
Commercial mortgage backed securities	9	183	(4)	—	—	—	9	183	(4)
State and municipal obligations	24	324	(10)	2	89	(46)	26	413	(56)
Asset backed securities	9	140	(3)	16	75	(10)	25	215	(13)
U.S. government and agencies obligations	1	13	—	—	—	—	1	13	—
Common stocks	1	1	—	1	—	—	2	1	—
Total	265	$3,778	$(73)	73	$618	$(178)	338	$4,396	$(251)

	December 31, 2010
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	107	$1,785	$(44)	13	$153	$(12)	120	$1,938	$(56)
Residential mortgage backed securities	71	310	(7)	45	282	(132)	116	592	(139)
Commercial mortgage backed securities	10	238	(4)	—	—	—	10	238	(4)
Asset backed securities	10	186	(6)	15	69	(12)	25	255	(18)
State and municipal obligations	20	256	(9)	2	87	(48)	22	343	(57)
U.S. government and agencies obligations	1	15	—	—	—	—	1	15	—
Common stocks	2	1	—	1	—	—	3	1	—
Total	221	$2,791	$(70)	76	$591	$(204)	297	$3,382	$(274)

As part of the Company’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in credit spreads.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	2011	2010
	(in millions)
Beginning balance of credit losses on securities held as of January 1 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$108	$82
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	—	14
Reductions for securities sold during the period (realized)	(16)	—
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	1	7
Ending balance of credit losses on securities held as of March 31 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$93	$103

The change in net unrealized securities gains (losses) in other comprehensive income includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

losses and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, deferred sales inducement costs (“DSIC”), benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains (Losses)
	(in millions)
Balance at January 1, 2010	$638	$(222)	$416
Net unrealized securities gains arising during the period(2)	356	(126)	230
Reclassification of gains included in net income	(8)	3	(5)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(127)	44	(83)
Balance at March 31, 2010	$859	$(301)	$558 (1)

Balance at January 1, 2011	$1,084	$(379)	$705
Net unrealized securities losses arising during the period(2)	(103)	36	(67)
Reclassification of losses included in net income	5	(2)	3
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	42	(15)	27
Balance at March 31, 2011	$1,028	$(360)	$668 (1)

(1)          At March 31, 2011 and 2010, Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains included $(5) million and $(15) million, respectively, of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities.

(2)          Net unrealized securities gains (losses) arising during the period include other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Gross realized investment gains from sales	$13	$32
Gross realized investment losses from sales	(17)	(1)
Other-than-temporary impairments	(1)	(23)

The other-than-temporary impairments for the three months ended March 31, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale securities by contractual maturity at March 31, 2011 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$907	$924
Due after one year through five years	5,237	5,540
Due after five years through 10 years	6,301	6,777
Due after 10 years	3,752	4,035
	16,197	17,276
Residential mortgage backed securities	4,548	4,699
Commercial mortgage backed securities	3,667	3,927
Asset backed securities	851	880
Other structured investments	7	14
Common stocks	1	2
Total	$25,271	$26,798

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured investments are not due at a single maturity date.  As such, these securities, as well as common stocks, were not included in the maturities distribution.

5.              Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans and policy loans.  The Company does not hold any loans acquired with deteriorated credit quality.

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2011			March 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$36	$5	$41	$30	$12	$42
Charge-offs	(2)	—	(2)	—	—	—
Provisions	—	—	—	6	(3)	3
Ending balance	$34	$5	$39	$36	$9	$45
Ending balance: Individually evaluated for impairment	$8	$—	$8	$4	$—	$4
Ending balance: Collectively evaluated for impairment	26	5	31	32	9	41

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2011			December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Ending balance: Individually evaluated for impairment	$67	$—	$67	$75	$—	$75
Ending balance: Collectively evaluated for impairment	2,412	236	2,648	2,431	205	2,636
Ending balance	$2,479	$236	$2,715	$2,506	$205	$2,711

As of March 31, 2011 and December 31, 2010, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $9 million and $19 million, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

During the three months ended March 31, 2011 and 2010, the Company purchased $63 million and nil and sold $1 million and $1 million, respectively, of syndicated loans.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $3 million and $8 million as of March 31, 2011 and December 31, 2010, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of commercial mortgage loans at both March 31, 2011 and December 31, 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	March 31, 2011			December 31, 2010
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$586	24%	$8	$590	24%	$4
Pacific	536	22	14	530	21	15
Mountain	280	11	—	286	11	—
West North Central	245	10	1	251	10	—
East North Central	235	9	—	240	10	—
Middle Atlantic	216	9	1	212	8	—
West South Central	178	7	—	183	7	—
New England	138	5	—	148	6	2
East South Central	65	3	—	66	3	—
	2,479	100%	$24	2,506	100%	$21
Less: allowance for loan losses	(34)			(36)
Total	$2,445			$2,470

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	March 31, 2011			December 31, 2010
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$816	33%	$9	$820	33%	$10
Office	691	28	—	717	29	—
Industrial	452	18	7	456	18	6
Apartments	323	13	8	326	13	—
Hotel	56	2	—	57	2	—
Mixed Use	42	2	—	43	2	—
Other	99	4	—	87	3	5
	2,479	100%	$24	2,506	100%	$21
Less: allowance for loan losses	(34)			(36)
Total	$2,445			$2,470

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Syndicated Loans

The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both March 31, 2011 and December 31, 2010 were $1 million.

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$4,578	$4,285
Capitalization of acquisition costs	105	87
Amortization	(97)	(99)
Impact of change in net unrealized securities losses (gains)	12	(77)
Balance at March 31	$4,598	$4,196

The balances of and changes in DSIC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$545	$524
Capitalization of sales inducement costs	3	15
Amortization	(13)	(12)
Impact of change in net unrealized securities losses (gains)	1	(13)
Balance at March 31	$536	$514

7.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Fixed annuities	$16,395	$16,520
Equity indexed annuities (“EIA”) accumulated host values	86	100
EIA embedded derivatives	3	3
Variable annuity fixed sub-accounts	4,795	4,868
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	164	337
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	49	104
Other variable annuity guarantees	12	13
Total annuities	21,504	21,945
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,590	2,588
VUL/UL insurance additional liabilities	152	143
Other life, disability income and long term care insurance	5,042	5,004
Total future policy benefits	29,288	29,680
Policy claims and other policyholders’ funds	134	134
Total future policy benefits and policy claims and other policyholders’ funds	$29,422	$29,814

Separate account liabilities consisted of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Variable annuity variable sub-accounts	$60,018	$57,862
VUL insurance variable sub-accounts	6,104	5,887
Other insurance variable sub-accounts	46	46
Total	$66,168	$63,795

8.              Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions.  The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition,

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the Company offers contracts with GMWB and GMAB provisions.  The Company previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

Certain UL contracts offered by the Company provide secondary guarantee benefits.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2011				December 31, 2010
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$39,612	$37,951	$109	62	$37,714	$36,028	$173	62
Five/six-year reset	13,638	11,127	226	62	13,689	11,153	312	62
One-year ratchet	7,885	7,404	184	64	7,741	7,242	287	63
Five-year ratchet	1,525	1,474	5	60	1,466	1,414	8	60
Other	721	694	51	67	680	649	61	67
Total — GMDB	$63,381	$58,650	$575	62	$61,290	$56,486	$841	62

GGU death benefit	$997	$940	$83	64	$970	$912	$79	64

GMIB	$585	$551	$62	64	$597	$561	$76	64

GMWB:
GMWB	$4,367	$4,345	$58	65	$4,341	$4,317	$106	64
GMWB for life	21,899	21,804	62	64	20,374	20,259	129	63
Total — GMWB	$26,266	$26,149	$120	64	$24,715	$24,576	$235	63

GMAB	$3,677	$3,665	$9	56	$3,540	$3,523	$22	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	3	—	(83)	(22)	4
Paid claims	(5)	—	—	—	(2)
Liability balance at March 31, 2010	$4	$6	$121	$78	$17

Liability balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	2	—	(173)	(55)	12
Paid claims	(2)	(1)	—	—	(2)
Liability balance at March 31, 2011	$5	$7	$164	$49	$78

The liabilities for guaranteed benefits are supported by general account assets.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31,	December 31,
	2011	2010
	(in millions)
Mutual funds:
Equity	$33,777	$32,310
Bond	23,020	22,319
Other	2,185	2,208
Total mutual funds	$58,982	$56,837

9.              Line of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance at March 31, 2011 and December 31, 2010 of $300 million and $3 million, respectively, under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  Prior to January 2011, the interest rate for any borrowing under the agreement was established by reference to LIBOR plus 28 basis points.  In January 2011, an amendment to this agreement increased the interest rate to LIBOR plus 115 basis points.  Amounts borrowed may be repaid at any time with no prepayment penalty.  The outstanding balance at December 31, 2010 was paid in full with a payment in January 2011.

10.       Borrowings under Repurchase Agreements

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $521 million and $412 million at March 31, 2011 and December 31, 2010, respectively. The amount of the Company’s liability including accrued interest as of March 31, 2011 and December 31, 2010 was $497 million and $397 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of both March 31, 2011 and December 31, 2010 was 0.3%.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, agency mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. and foreign government and agency securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services.  Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes.  Level 3 securities primarily include corporate bonds, non-agency residential mortgage backed securities and asset backed securities.  The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. The Company uses prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities.  The Company continues to classify its non-agency residential mortgage backed securities as Level 3 because it believes the market for these securities is still inactive and their valuation includes significant unobservable inputs.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested.  The NAV represents the exit price for the separate account.  Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchanged-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$14,853	$1,311	$16,164
Residential mortgage backed securities	—	2,232	2,467	4,699
Commercial mortgage backed securities	—	3,926	1	3,927
Asset backed securities	—	656	224	880
State and municipal obligations	—	945	—	945
U.S. government and agencies obligations	11	48	—	59
Foreign government bonds and obligations	—	108	—	108
Other structured investments	—	—	14	14
Total Available-for-Sale securities: Fixed maturities	11	22,768	4,017	26,796
Common stocks	1	1	—	2
Trading securities	—	26	—	26
Cash equivalents	—	111	—	111
Other assets:
Interest rate contracts	—	354	—	354
Equity contracts	42	230	—	272
Foreign currency contracts	—	1	—	1
Total other assets	42	585	—	627
Separate account assets	—	66,168	—	66,168
Total assets at fair value	$54	$89,659	$4,017	$93,730

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	190	190
Total future policy benefits	—	3	190	193
Other liabilities:
Interest rate contracts	—	410	—	410
Equity contracts	52	773	—	825
Credit contracts	—	1	—	1
Total other liabilities	52	1,184	—	1,236
Total liabilities at fair value	$52	$1,187	$190	$1,429

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$14,637	$1,317	$15,954
Residential mortgage backed securities	—	1,915	2,618	4,533
Commercial mortgage backed securities	—	4,065	30	4,095
Asset backed securities	—	681	227	908
State and municipal obligations	—	770	—	770
U.S. government and agencies obligations	11	51	—	62
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	13	13
Total Available-for-Sale securities: Fixed maturities	11	22,226	4,205	26,442
Common stocks	1	1	—	2
Trading securities	—	26	—	26
Cash equivalents	—	76	—	76
Other assets:
Interest rate contracts	—	366	—	366
Equity contracts	32	323	—	355
Credit contracts	—	4	—	4
Total other assets	32	693	—	725
Separate account assets	—	63,795	—	63,795
Total assets at fair value	$44	$86,817	$4,205	$91,066

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421
Total future policy benefits	—	3	421	424
Other liabilities:
Interest rate contracts	—	379	—	379
Equity contracts	18	647	—	665
Credit contracts	—	1	—	1
Total other liabilities	18	1,027	—	1,045
Total liabilities at fair value	$18	$1,030	$421	$1,469

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities							Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total		GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,317	$2,618	$30	$227	$13	$4,205		$(421)
Total gains (losses) included in:
Net income	—	6	—	1	1	8	(1)	263 (2)
Other comprehensive income	1	(3)	—	3	—	1		—
Purchases	37	26	—	—	—	63		—
Sales	—	(2)	—	—	—	(2)		—
Issuances	—	—	—	—	—	—		(32)
Settlements	(34)	(178)	—	(7)	—	(219)		—
Transfers into (out of) of Level 3	(10)	—	(29)	—	—	(39	)(3)	—
Balance, March 31, 2011	$1,311	$2,467	$1	$224	$14	$4,017		$(190)

Changes in unrealized gains (losses) included in:
Net investment income	$—	$18	$—	$1	$1	$20		$—
Net realized investment gains (losses)	—	(1)	—	—	1	—		—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		257

(1)     Represents a $12 million loss included in net realized investment gains and a $20 million gain included in net investment income in the Consolidated Statements of Income.

(2)     Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)     Represents securities with a fair value of $40 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and a security with a fair value of $1 million that was transferred to Level 3 as the fair value of the security is now based on a single broker quote.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2010	$1,239	$2,772	$72	$215	$11	$4,309	$(299)
Total gains (losses) included in:
Net income	—	(2)	—	3	1	2 (1)	134 (2)
Other comprehensive income	19	60	8	10	—	97	—
Purchases, sales, issuances and settlements, net	(9)	(148)	—	(13)	(1)	(171)	(28)
Balance, March 31, 2010	$1,249	$2,682	$80	$215	$11	$4,237	$(193)

Changes in unrealized gains (losses) included in:
Net investment income	$—	$19	$—	$2	$—	$21	$—
Net realized investment losses	—	(21)	—	—	—	(21)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	132

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

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,445	$2,528	$2,470	$2,558
Policy loans	728	743	729	805
Other investments	242	254	210	224
Restricted cash	27	27	66	66
Financial Liabilities
Future policy benefits	$15,206	$15,571	$15,328	$15,768
Separate account liabilities	404	404	395	395
Line of credit with Ameriprise Financial	300	298	3	3
Borrowings under repurchase agreements	497	497	397	397
Other liabilities	179	174	188	182

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

Line of Credit with Ameriprise Financial

The fair value of the line of credit is determined by discounting cash flows with an adjustment for the Company’s nonperformance risk specific to this liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Borrowings under Repurchase Agreements

The fair value of borrowings under agreements to repurchase is obtained from a nationally-recognized pricing service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.

Other Liabilities

Other liabilities consisted of future funding commitments to affordable housing partnerships.  The fair value of the future funding commitments is determined by discounting cash flows.

12.       Derivatives and Hedging Activities

Derivative instruments enable the Company to manage its exposure to various market risks.  The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices.  The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.

The Company currently uses derivatives as economic hedges and accounting hedges.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$354	$366	Other liabilities	$410	$379
Equity contracts	Other assets	271	354	Other liabilities	825	665
Credit contracts	Other assets	—	4	Other liabilities	1	1
Foreign currency contracts	Other assets	1	—	Other liabilities	—	—
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	190	421
Total GMWB and GMAB		626	724		1,426	1,466
Other derivatives:
Equity
EIA	Other assets	1	1	Other liabilities	—	—
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	3	3
Total other		1	1		3	3
Total derivatives		$627	$725		$1,429	$1,469

(1)            The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31:

Derivatives not designated	Location of Gain (Loss) on	Amount of Gain (Loss) on Derivatives Recognized in Income
as hedging instruments	Derivatives Recognized in Income	2011	2010
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(25)	$26
Equity contracts	Benefits, claims, losses and settlement expenses	(255)	(173)
Credit contracts	Benefits, claims, losses and settlement expenses	(2)	(10)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(2)	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	230	106
Total GMWB and GMAB		(54)	(51)
Other derivatives:
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	(3)
EIA	Interest credited to fixed accounts	1	1
EIA embedded derivatives	Interest credited to fixed accounts	—	2
Total other		1	—
Total derivatives		$(53)	$(51)

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

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline.  Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, total return swaps, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps.  At March 31, 2011 and December 31, 2010, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $59.7 billion and $55.5 billion, respectively.  The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009.  At both March 31, 2011 and December 31, 2010, the Company did not have any outstanding hedges on its GMDB provisions.  The deferred premium associated with some of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2011(1)	$217	$19
2012	262	23
2013	239	18
2014	213	16
2015	189	14
2016-2026	647	26

(1)   2011 amounts represent the amounts payable and receivable for the period from April 1, 2011 to December 31, 2011.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIAs have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and occasionally enters into futures contracts.  The gross notional amount of these derivative contracts was $83 million and $89 million at March 31, 2011 and December 31, 2010, respectively.

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

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the three months ended March 31, 2011, the Company held no derivatives that were designated as cash flow hedges.

At March 31, 2011, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the three months ended March 31, 2011 and 2010, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the three months ended March 31, 2011 and 2010, amounts recognized in earnings on derivative transactions that were ineffective were not material.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following is a summary of unrealized derivatives losses included in accumulated other comprehensive income related to cash flow hedges:

	2011	2010
	(in millions)
Net unrealized derivatives losses at January 1	$(30)	$(34)
Reclassification of realized losses(1)	2	2
Income tax benefit	(1)	(1)
Net unrealized derivatives losses at March 31	$(29)	$(33)

(1)    Loss reclassified from Accumulated Other Comprehensive Income to Net Investment Income on Consolidated Statements of Income.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 7 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  As of March 31, 2011 and December 31, 2010, the Company held nil and $25 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of March 31, 2011 and December 31, 2010, the Company had accepted additional collateral consisting of various securities with a fair value of $7 million and $23 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of March 31, 2011 and December 31, 2010, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $6 million and $25 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At March 31, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $654 million and $412 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2011 and December 31, 2010 was $630 million and $406 million, respectively.  If the credit risk features of derivative contracts that were in a net liability position at March 31, 2011 and December 31, 2010 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $24 million and $6 million, respectively.

13.       Income Taxes

The Company’s effective tax rate was 10% and 26% for the three months ended March 31, 2011 and 2010, respectively.  The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items for the three months ended March 31, 2011.

The Company is required to establish a valuation allowance for any portion of the deferred income tax assets that management believes will not be realized.  Included in deferred income tax assets are a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of March 31, 2011 and December 31, 2010.

The Company has tax benefits related to capital loss carryforwards of $36 million which expire beginning December 31, 2015 as well as tax credit carryforwards of $2 million which will expire beginning December 31, 2019.

As of March 31, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of $119 million and $83 million, respectively.  If recognized, approximately $18 million and $39 million, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2011 and December 31, 2010, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net reduction of $2 million in interest and penalties for the three months ended March 31, 2011.  As of March 31, 2011and December 31, 2010, the Company had a receivable of $26 million and $24 million, respectively, related to the accrual of interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $55 million to $60 million in the next 12 months.

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

14.       Contingencies

Insurance companies and their affiliated broker-dealers have been the subject of increasing regulatory, legislative and judicial scrutiny. The SEC, the Financial Industry Regulatory Authority, commonly referred to as FINRA, state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities and several state authorities have commenced examinations and other inquiries of insurance companies and their affiliated broker-dealers on behalf of themselves or clients regarding sales and marketing practices (including sales to older consumers and disclosure practices), product features, compensation arrangements and risk management practices.  The Company has cooperated and will continue to cooperate with applicable regulators regarding any such inquiries.

The Company is involved in the normal course of business in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its business activities.  The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory proceeding that is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.  Notwithstanding the forgoing, it is possible that the outcome of any current or future legal, arbitration or regulatory proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

Uncertain economic conditions, heightened volatility in the financial markets, such as those which have been experienced from the latter part of 2007 through 2009, and significant recently enacted financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the insurance industry generally.

15.  Subsequent Event

On April 25, 2011, the Company’s board of directors declared a cash dividend of $400 million to Ameriprise Financial, payable on or after May 16, 2011.

ITEM 2.                       MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Part I, Item 1.  RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”.  This narrative analysis may contain forward-looking statements that reflect the Company’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  The Company believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011 (“2010 10-K”), as well as its current reports on Form 8-K and other publicly available information.

The Company follows U.S. generally accepted accounting principles (“GAAP”), and the following discussion is presented on a consolidated basis consistent with GAAP.  Certain reclassifications of prior year amounts have been made to conform to the current presentation.

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

Critical Accounting Policies

The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements.  Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements.  These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in the Company’s 2010 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table presents the Company’s consolidated results of operations (unaudited):

	Three Months Ended March 31,
	2011	2010	Change
	(in millions, except percentages)
Revenues
Premiums	$116	$115	$1	1%
Net investment income	403	406	(3)	(1)
Policy and contract charges	381	325	56	17
Other revenue	73	68	5	7
Net realized investment gains (losses)	(5)	5	(10)	NM
Total revenues	968	919	49	5
Benefits and expenses
Benefits, claims, losses and settlement expenses	241	225	16	7
Interest credited to fixed accounts	207	228	(21)	(9)
Amortization of deferred acquisition costs	97	99	(2)	(2)
Other insurance and operating expenses	165	133	32	24
Total benefits and expenses	710	685	25	4
Pretax income	258	234	24	10
Income tax provision	26	60	(34)	(57)
Net income	$232	$174	$58	33%

NM Not Meaningful.

Overview

Consolidated net income was $232 million for the three months ended March 31, 2011 compared to $174 million for the prior year period, an increase of $58 million or 33%.  Pretax income increased $24 million to $258 million for the three months ended March 31, 2011 from $234 million for the prior year period.  The increase was primarily driven by an increase in policy and contract charges and a decrease in interest credited to fixed accounts.  These increases to pretax income were partially offset by net realized investment losses and an increase in benefits, claims, losses and settlement expenses and other insurance and operating expenses.

Revenues

Total revenues increased $49 million or 5% to $968 million for the three months ended March 31, 2011 compared to $919 million for the prior year period.

Policy and contract charges increased $56 million or 17% to $381 million for the three months ended March 31, 2011 compared to $325 million in the prior year period primarily due to increased variable annuity fee revenue driven by higher separate account balances.  Average variable annuities contract accumulation values increased $9.6 billion or 19% from the prior year period primarily due to higher equity market levels and net inflows.

Other revenue increased $5 million or 7% to $73 million for the three months ended March 31, 2011 compared to $68 million in the prior year period reflecting higher marketing support and administrative fees due to higher separate account balances.

Net realized investment losses for the three months ended March 31, 2011 were $5 million compared to net realized investment gains of $5 million in the prior year period.  In the three months ended March 31, 2011, net realized losses from sales of Available-for-Sale securities were $4 million and other-than-temporary impairments recognized in earnings were $1 million which related to credit losses on non-agency residential mortgage backed securities.  In the three months ended March 31, 2010, net realized gains from sales of Available-for-Sale securities were $31 million and other-than-temporary impairments recognized in earnings were $23 million which primarily related to credit losses on non-agency residential mortgage backed securities.  In the three months ended March 31, 2010, the reserves on commercial mortgage loans increased by $6 million offset by a $3 million decrease to the allowance for loan losses on below investment grade syndicated loans.

Benefits and Expenses

Total benefits and expenses increased $25 million or 4% to $710 million for the three months ended March 31, 2011 compared to $685 million in the prior year period.  This increase is primarily due to increases in benefits, claims, losses and settlement expenses and other insurance and operating expenses partially offset by a decrease in interest credited to fixed accounts.

Benefits, claims, losses and settlement expenses increased $16 million or 7% to $241 million for the three months ended March 31, 2011 compared to $225 million in the prior year period.  The market impact of variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased benefits expense by $27 million for the three months ended March 31, 2011 compared to $23 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which the Company does not hedge.  Benefits, claims, losses and settlement expenses related to immediate annuities with life contingencies increased compared to the prior year period primarily due to higher premiums.  In addition, benefits, claims, losses and settlement expenses increased as a result of higher long term care insurance claims and higher reserves for universal life products with secondary guarantees compared to the prior year period.

Interest credited to fixed accounts decreased $21 million or 9% to $207 million for the three months ended March 31, 2011 compared to $228 million in the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances.  Average variable annuities fixed sub-account balances decreased $1.3 billion or 21% to $4.8 billion for the first quarter of 2011 compared to the prior year period primarily due to the implementation of changes to the Portfolio Navigator program in the second quarter of 2010.  The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% in the first quarter of 2011 compared to 3.9% in the prior year period.  Average fixed annuities contract accumulation values decreased $229 million or 2% to $14.4 billion for the first quarter of 2011 compared to the prior year period.

Other insurance and operating expenses increased $32 million or 24% to $165 million for the three months ended March 31, 2011 compared to $133 million in the prior year period.  The increase is primarily due to an increase in sales and marketing expenses and allocated corporate overhead expenses in the three months ended March 31, 2011 compared to the prior year period.

Income Taxes

The Company’s effective tax rate was 10% for the three months ended March 31, 2011, compared to 26% for the three months ended March 31, 2010.  The decrease in the effective tax rate primarily reflects benefits from tax planning and completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items for the three months ended March 31, 2011.

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

The following table presents, as of March 31, 2011, the Company’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	2	2	—	—	—	—	7	4	—	—	9	6
2005	3	3	21	19	17	17	6	6	17	14	64	59
2006	—	—	—	—	—	—	4	4	2	2	6	6
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	6	5	—	—	—	—	—	—	6	5
Total Sub-prime	$5	$5	$27	$24	$17	$17	$17	$14	$19	$16	$85	$76
Alt-A
2003 & prior	$—	$—	$10	$11	$2	$3	$—	$—	$—	$—	$12	$14
2004	—	—	31	28	16	19	14	14	15	14	76	75
2005	—	—	—	—	2	1	—	—	201	158	203	159
2006	—	—	—	—	—	—	—	—	9	5	9	5
2007	—	—	—	—	—	—	—	—	26	17	26	17
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	17	17	—	—	—	—	—	—	—	—	17	17
Total Alt-A	$17	$17	$41	$39	$20	$23	$14	$14	$251	$194	$343	$287
Prime
2003 & prior	$145	$145	$—	$—	$—	$—	$—	$—	$—	$—	$145	$145
2004	21	23	—	—	18	17	8	9	5	7	52	56
2005	11	15	18	23	31	34	23	23	105	68	188	163
2006	—	—	16	18	—	—	—	—	32	31	48	49
2007	33	35	—	—	—	—	—	—	13	10	46	45
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,474	1,616	56	69	16	16	—	—	11	21	1,557	1,722
Total Prime	$1,684	$1,834	$90	$110	$65	$67	$31	$32	$166	$137	$2,036	$2,180
Grand Total	$1,706	$1,856	$158	$173	$102	$107	$62	$60	$436	$347	$2,464	$2,543

(1)          Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds.  Credit enhancement has been increased through the Re-Remic process on the securities the Company owns.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2011.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $59 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2011 credit spreads.

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

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At March 31, 2011 and December 31, 2010, the Company had no borrowings from the FHLB.  Beginning in 2010, the Company entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at March 31, 2011 and December 31, 2010 was $497 million and $397 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

As of March 31, 2011, the outstanding balance under the lines of credit with Ameriprise Financial was $300 million.  As of December 31, 2010, the outstanding balance under the lines of credit with Ameriprise Financial was $3 million which was repaid in full with a payment in January 2011.

On March 31, 2011, the Company paid a cash dividend of $200 million to Ameriprise Financial. On March 29, 2010, the Company paid a cash dividend of $425 million to Ameriprise Financial.

On April 25, 2011, the Company’s board of directors declared a cash dividend of $400 million to Ameriprise Financial, payable on or after May 16, 2011.

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	March 31, 2011	December 31, 2010	December 31, 2010
	(in millions)
RiverSource Life Insurance Company	$3,779	$3,813	$652
RiverSource Life Insurance Co. of New York	302	291	38

(a)          Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)        Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments

There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2010 10-K.

Forward-Looking Statements

This report contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ materially from those described in these forward-looking statements.  Examples of such forward-looking statements include:

•                  statements of the Company’s plans, intentions, expectations, objectives, or goals, including those related to the consolidated tax rate:

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

•                  changes in relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

•                  the impacts of Ameriprise Financial’s efforts to improve distribution economics and realize benefits from reengineering and tax planning;

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

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2010 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in RiverSource Life Insurance Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, RiverSource Life Insurance Company’s internal control over financial reporting.

PART II.                  OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

The information set forth in Note 14 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2010 10-K.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: May 2, 2011	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date: May 2, 2011	By	/s/ Brian J. McGrane
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

* 31.1	Certification of John R. Woerner, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32

Certification of John R. Woerner, Chairman and President, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                                     Filed electronically herewith.

E-1