Form 10-Q
period 2011-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2011-08-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer	Smaller reporting company ☐
(Do not check if a smaller reporting company) ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM
10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2011, $24,772; 2010, $24,818)	$26,553	$26,442
Common stocks, at fair value (cost: 2011 and 2010, $1)	2	2
Commercial mortgage loans, at cost (less allowance for loan losses: 2011, $34; 2010, $36)	2,423	2,470
Policy loans	733	729
Trading securities and other investments	649	496
Total investments	30,360	30,139
Cash and cash equivalents	123	76
Restricted cash	13	66
Reinsurance recoverables	1,890	1,829
Other receivables	162	166
Accrued investment income	312	309
Deferred acquisition costs	4,544	4,578
Deferred sales inducement costs	515	545
Other assets	1,322	1,123
Separate account assets	66,683	63,795
Total assets	$105,924	$102,626
Liabilities and Shareholder’s Equity Liabilities:
Future policy benefits	$29,455	$29,680
Policy claims and other policyholders’ funds	140	134
Deferred income taxes, net	534	514
Borrowings under repurchase agreements	505	397
Line of credit with Ameriprise Financial, Inc.	300	3
Other liabilities	1,875	1,555
Separate account liabilities	66,683	63,795
Total liabilities	99,492	96,078
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,461	2,460
Retained earnings	3,235	3,410
Accumulated other comprehensive income, net of tax	733	675
Total shareholder’s equity	6,432	6,548

Total liabilities and shareholder’s equity	$105,924	$102,626

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Premiums	$133	$128	$249	$243
Net investment income	391	401	794	807
Policy and contract charges	396	345	777	670
Other revenues	78	69	151	137
Net realized investment gains	5	6	—	11
Total revenues	1,003	949	1,971	1,868
Benefits and expenses
Benefits, claims, losses and settlement expenses	251	165	492	390
Interest credited to fixed accounts	212	231	419	459
Amortization of deferred acquisition costs	117	154	214	253
Other insurance and operating expenses	163	147	328	280
Total benefits and expenses	743	697	1,453	1,382
Pretax income	260	252	518	486
Income tax provision	67	46	93	106
Net income	$193	$206	$425	$380

Supplemental Disclosures:
Net realized investment gains:
Net realized investment gains before impairment losses on securities	$19	$7	$15	$35
Total other-than-temporary impairment losses on securities	(37)	—	(37)	(22)
Portion of loss recognized in other comprehensive income	23	(1)	22	(2)
Net impairment losses recognized in net realized investment gains	(14)	(1)	(15)	(24)
Net realized investment gains	$5	$6	$—	$11

See Notes to Consolidated Financial Statements.

 RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$425	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Capitalization of deferred acquisition and sales inducement costs	(217)	(227)
Amortization of deferred acquisition and sales inducement costs	244	288
Depreciation, amortization and accretion, net	(26)	(38)
Deferred income tax expense (benefit)	(11)	327
Contractholder and policyholder charges, non-cash	(131)	(129)
Net realized investment gains	(15)	(36)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment losses	15	25
Change in operating assets and liabilities:
Trading securities and equity method investments, net	16	7
Future policy benefits for traditional life, disability income and long term care insurance	125	133
Policy claims and other policyholders’ funds	6	(5)
Reinsurance recoverables	(60)	(79)
Other receivables	25	(15)
Accrued investment income	(3)	2
Derivatives collateral, net	31	467
Other assets and liabilities, net	24	(260)
Net cash provided by operating activities	448	840
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	496	1,077
Maturities, sinking fund payments and calls	1,915	1,801
Purchases	(2,305)	(2,285)
Proceeds from sales, maturities and repayments of commercial mortgage loans	97	94
Funding of commercial mortgage loans	(53)	(82)
Proceeds from sales of other investments	68	44
Purchase of other investments	(149)	(7)
Purchase of land, buildings, equipment and software	(2)	(8)
Change in policy loans, net	(4)	(6)
Net cash provided by investing activities	63	628
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	626	833
Net transfers to separate accounts	(59)	(1,277)
Surrenders and other benefits	(712)	(692)
Change in borrowings under repurchase agreements, net	108	484
Proceeds from line of credit with Ameriprise Financial, Inc.	376	—
Payments on line of credit with Ameriprise Financial, Inc.	(79)	(300)
Deferred premium options, net	(125)	(77)
Tax adjustment on share-based incentive compensation plan	1	—
Cash dividend to Ameriprise Financial, Inc.	(600)	(425)
Net cash used in financing activities	(464)	(1,454)
Net increase in cash and cash equivalents	47	14
Cash and cash equivalents at beginning of period	76	811
Cash and cash equivalents at end of period	$123	$825
Supplemental Disclosures:
Income taxes paid, net	$203	$54
Interest paid on borrowings	2	1
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	111	—

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2010	$3	$2,445	$3,114	$382	$5,944
Comprehensive income:
Net income	—	—	380	—	380
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	356	356
Change in net unrealized derivatives losses	—	—	—	2	2
Total comprehensive income					738
Cash dividend to Ameriprise Financial, Inc.	—	—	(425)	—	(425)
Balances at June 30, 2010	$3	$2,445	$3,069	$740	$6,257

Balances at January 1, 2011	$3	$2,460	$3,410	$675	$6,548
Comprehensive income:
Net income	—	—	425	—	425
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	60	60
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	(4)	(4)
Change in net unrealized derivatives losses	—	—	—	2	2
Total comprehensive income					483
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at June 30, 2011	$3	$2,461	$3,235	$733	$6,432

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

In the second quarter of 2010, the Company made an adjustment for revisions to certain calculations in its valuation of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) which resulted in a $33 million pretax benefit ($21 million after-tax).

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  Certain reclassifications of prior period amounts have been made to conform to the current presentation.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2011.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

Fair Value

In January 2010, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to disclosures on fair value measurements.  The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis.  The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company adopted in the first quarter of 2011.  The adoption did not impact the Company’s consolidated financial condition and results of operations.  See Note 11 for the required disclosures.

Future Adoption of New Accounting Standards

Comprehensive Income

In June 2011, the FASB updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For both options, an entity is required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The standard is effective for interim and annual periods beginning after December 15, 2011. The standard is to be applied retrospectively. The adoption of the standard will not impact the Company’s consolidated financial condition and results of operations.

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB updated the accounting standards related to accounting for repurchase agreements and other similar agreements. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings as opposed to sales. The standard is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 31, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other U.S. GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The standard is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted if it is at the beginning of an entity’s annual reporting period. The standard is to be applied prospectively; however, retrospective application to all prior periods presented is permitted but not required. The Company will adopt the standard on January 1, 2012.  The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

3.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments.  The carrying values are reflected in trading securities and other investments and were $353 million and $244 million as of June 30, 2011 and December 31, 2010, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $275 million and $188 million recorded in other liabilities as of June 30, 2011 and December 31, 2010, respectively, related to the future funding commitments for affordable housing partnerships.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	June 30, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,845	$1,288	$(30)	$16,103	$—
Residential mortgage backed securities	4,327	293	(111)	4,509	(38)
Commercial mortgage backed securities	3,554	276	(2)	3,828	—
State and municipal obligations	1,002	47	(43)	1,006	—
Asset backed securities	876	46	(13)	909	—
Foreign government bonds and obligations	107	17	—	124	—
U.S. government and agencies obligations	52	7	—	59	—
Other structured investments	9	6	—	15	6
Total fixed maturities	24,772	1,980	(199)	26,553	(32)
Common stocks	1	1	—	2	—
Total	$24,773	$1,981	$(199)	$26,555	$(32)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,792	$1,218	$(56)	$15,954	$1
Residential mortgage backed securities	4,364	308	(139)	4,533	(30)
Commercial mortgage backed securities	3,817	282	(4)	4,095	—
Asset backed securities	883	43	(18)	908	—
State and municipal obligations	809	18	(57)	770	—
Foreign government bonds and obligations	91	16	—	107	—
U.S. government and agencies obligations	55	7	—	62	—
Other structured investments	7	6	—	13	6
Total fixed maturities	24,818	1,898	(274)	26,442	(23)
Common stocks	1	1	—	2	—
Total	$24,819	$1,899	$(274)	$26,444	$(23)

(1)          Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At June 30, 2011 and December 31, 2010, fixed maturity securities comprised approximately 87% and 88%, respectively, of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2011 and December 31, 2010, approximately $1.1 billion and $1.2 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	June 30, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,828	$8,403	32%	$8,067	$8,647	33%
AA	1,166	1,242	5	1,360	1,426	5
A	4,328	4,613	17	4,025	4,259	16
BBB	10,107	11,055	41	9,831	10,721	41
Below investment grade	1,343	1,240	5	1,535	1,389	5
Total fixed maturities	$24,772	$26,553	100%	$24,818	$26,442	100%

At June 30, 2011 and December 31, 2010, approximately 32% and 29%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	87	$1,264	$(23)	7	$113	$(7)	94	$1,377	$(30)
Residential mortgage backed securities	78	307	(5)	46	314	(106)	124	621	(111)
Commercial mortgage backed securities	11	159	(2)	—	—	—	11	159	(2)
State and municipal obligations	5	67	(2)	2	93	(41)	7	160	(43)
Asset backed securities	5	49	(1)	17	101	(12)	22	150	(13)
Total	186	$1,846	$(33)	72	$621	$(166)	258	$2,467	$(199)

	December 31, 2010
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	107	$1,785	$(44)	13	$153	$(12)	120	$1,938	$(56)
Residential mortgage backed securities	71	310	(7)	45	282	(132)	116	592	(139)
Commercial mortgage backed securities	10	238	(4)	—	—	—	10	238	(4)
Asset backed securities	10	186	(6)	15	69	(12)	25	255	(18)
State and municipal obligations	20	256	(9)	2	87	(48)	22	343	(57)
Total	218	$2,775	$(70)	75	$591	$(204)	293	$3,366	$(274)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance of credit losses on securities held for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$93	$103	$108	$82
Additional amount related to credit losses for which an other-than-temporary impairment was not previously recognized	12	—	12	14
Reductions for securities sold during the period (realized)	—	—	(16)	—
Additional increases to the amount related to credit losses for which an other-than-temporary impairment was previously recognized	2	1	3	8
Ending balance of credit losses on securities held as of June 30 for which a portion of other-than-temporary impairment was recognized in other comprehensive income	$107	$104	$107	$104

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains (Losses)
	(in millions)
Balance at January 1, 2010	$638	$(222)	$416
Net unrealized securities gains arising during the period(2)	869	(304)	565
Reclassification of gains included in net income	(13)	4	(9)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(307)	107	(200)
Balance at June 30, 2010	$1,187	$(415)	$772 (1)

Balance at January 1, 2011	$1,084	$(379)	$705
Net unrealized securities gains arising during the period(2)	157	(56)	101
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(71)	25	(46)
Balance at June 30, 2011	$1,170	$(410)	$760 (1)

(1)          Includes $(16) million and $(15) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2011 and 2010, respectively.

(2)          Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Gross realized investment gains from sales	$19	$6	$32	$38
Gross realized investment losses from sales	—	—	(17)	(1)
Other-than-temporary impairments	(14)	(1)	(15)	(24)

Other-than-temporary impairments for the three months and six months ended June 30, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at June 30, 2011 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$781	$797
Due after one year through five years	5,239	5,583
Due after five years through 10 years	6,269	6,810
Due after 10 years	3,717	4,102
	16,006	17,292
Residential mortgage backed securities	4,327	4,509
Commercial mortgage backed securities	3,554	3,828
Asset backed securities	876	909
Other structured investments	9	15
Common stocks	1	2
Total	$24,773	$26,555

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

5.              Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans and policy loans.  The Company does not hold any loans acquired with deteriorated credit quality.  Syndicated loans are reflected in trading securities and other investments.  Policy loans do not exceed the cash value of the policy at origination.  As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans.

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2011			June 30, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$36	$5	$41	$30	$12	$42
Charge-offs	(2)	—	(2)	—	—	—
Provisions	—	—	—	6	(5)	1
Ending balance	$34	$5	$39	$36	$7	$43
Ending balance: Individually evaluated for impairment	$9	$—	$9	$4	$—	$4
Ending balance: Collectively evaluated for impairment	25	5	30	32	7	39

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2011			December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Ending balance: Individually evaluated for impairment	$73	$—	$73	$75	$—	$75
Ending balance: Collectively evaluated for impairment	2,384	251	2,635	2,431	205	2,636
Ending balance	$2,457	$251	$2,708	$2,506	$205	$2,711

As of June 30, 2011 and December 31, 2010, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $10 million and $19 million, respectively.

During the three months and six months ended June 30, 2011, the Company purchased $40 million and $103 million, respectively, and sold $1 million and $2 million, respectively, of syndicated loans. During the three months and six months ended June 30, 2010, the Company purchased $6 million and $6 million, respectively, and sold nil and $1 million, respectively, of syndicated loans.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $1 million and $8 million as of June 30, 2011 and December 31, 2010, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of commercial mortgage loans as of both June 30, 2011 and December 31, 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	June 30, 2011			December 31, 2010
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$588	24%	$1	$590	24%	$4
Pacific	546	22	22	530	21	15
Mountain	276	11	6	286	11	—
West North Central	237	10	1	251	10	—
East North Central	230	9	17	240	10	—
Middle Atlantic	216	9	9	212	8	—
West South Central	169	7	—	183	7	—
New England	132	5	3	148	6	2
East South Central	63	3	—	66	3	—
	2,457	100%	$59	2,506	100%	$21
Less: allowance for loan losses	34			36
Total	$2,423			$2,470

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	June 30, 2011			December 31, 2010
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$816	33%	$12	$820	33%	$10
Office	676	27	14	717	29	—
Industrial	455	19	6	456	18	6
Apartments	321	13	24	326	13	—
Hotel	55	2	—	57	2	—
Mixed Use	41	2	—	43	2	—
Other	93	4	3	87	3	5
	2,457	100%	$59	2,506	100%	$21
Less: allowance for loan losses	34			36
Total	$2,423			$2,470

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both June 30, 2011 and December 31, 2010 were $1 million.

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$4,578	$4,285
Capitalization of acquisition costs	212	201
Amortization	(214)	(253)
Impact of change in net unrealized securities gains	(32)	(155)
Balance at June 30	$4,544	$4,078

The balances of and changes in DSIC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$545	$524
Capitalization of sales inducement costs	5	26
Amortization	(30)	(35)
Impact of change in net unrealized securities gains	(5)	(22)
Balance at June 30	$515	$493

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Fixed annuities	$16,381	$16,520
Equity indexed annuity (“EIA”) accumulated host values	74	100
EIA embedded derivatives	2	3
Variable annuity fixed sub-accounts	4,755	4,868
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	269	337
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	71	104
Other variable annuity guarantees	13	13
Total annuities	21,565	21,945
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,604	2,588
VUL/UL insurance additional liabilities	172	143
Other life, disability income and long term care insurance	5,114	5,004
Total future policy benefits	29,455	29,680
Policy claims and other policyholders’ funds	140	134
Total future policy benefits and policy claims and other policyholders’ funds	$29,595	$29,814

Separate account liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Variable annuity variable sub-accounts	$60,542	$57,862
VUL insurance variable sub-accounts	6,096	5,887
Other insurance variable sub-accounts	45	46
Total	$66,683	$63,795

8.              Variable Annuity and Insurance Guarantees

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions.  The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition, the Company offers contracts with GMWB and GMAB provisions.  The Company previously offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

Certain UL contracts offered by the Company provide secondary guarantee benefits.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2011				December 31, 2010
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$40,591	$38,931	$105	62	$37,714	$36,028	$173	62
Five/six-year reset	13,186	10,696	211	62	13,689	11,153	312	62
One-year ratchet	7,821	7,358	184	64	7,741	7,242	287	63
Five-year ratchet	1,542	1,490	6	60	1,466	1,414	8	60
Other	748	721	54	67	680	649	61	67
Total — GMDB	$63,888	$59,196	$560	62	$61,290	$56,486	$841	62

GGU death benefit	$992	$936	$84	62	$970	$912	$79	64

GMIB	$549	$517	$66	64	$597	$561	$76	64

GMWB:
GMWB	$4,284	$4,263	$62	65	$4,341	$4,317	$106	64
GMWB for life	22,999	22,899	83	64	20,374	20,259	129	63
Total — GMWB	$27,283	$27,162	$145	64	$24,715	$24,576	$235	63

GMAB	$3,707	$3,700	$10	56	$3,540	$3,523	$22	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Liability balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	11	1	638	147	8
Paid claims	(10)	—	—	—	(3)
Liability balance at June 30, 2010	$7	$7	$842	$247	$20

Liability balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	3	—	(68)	(33)	25
Paid claims	(3)	—	—	—	(5)
Liability balance at June 30, 2011	$5	$8	$269	$71	$88

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30,	December 31,
	2011	2010
	(in millions)
Mutual funds:
Equity	$33,703	$32,310
Bond	23,683	22,319
Other	2,084	2,208
Total mutual funds	$59,470	$56,837

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Line of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance at June 30, 2011 and December 31, 2010 of $300 million and $3 million, respectively, under a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  Prior to January 2011, the interest rate for any borrowing under the agreement was established by reference to LIBOR plus 28 basis points.  In January 2011, an amendment to this agreement increased the interest rate to LIBOR plus 115 basis points.  Amounts borrowed may be repaid at any time with no prepayment penalty.

10.       Borrowings under Repurchase Agreements

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $520 million and $412 million at June 30, 2011 and December 31, 2010, respectively. The amount of the Company’s liability including accrued interest as of June 30, 2011 and December 31, 2010 was $505 million and $397 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of both June 30, 2011 and December 31, 2010 was 0.3%.

11.       Fair Values of Assets and Liabilities

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price.  The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, agency mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. and foreign government and agency securities.  The fair value of these Level 2 securities is based on a market approach with prices

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

obtained from nationally-recognized pricing services.  Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes.  Level 3 securities primarily include corporate bonds, non-agency residential mortgage backed securities and asset backed securities.  The fair value of these Level 3 securities is typically based on a single broker quote, except for the valuation of non-agency residential mortgage backed securities. The Company uses prices from nationally-recognized pricing services to determine the fair value of non-agency residential mortgage backed securities; however, the Company classifies these securities as Level 3 because it believes the market for these securities is inactive and their valuation includes significant unobservable inputs.

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

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$14,833	$1,270	$16,103
Residential mortgage backed securities	—	2,184	2,325	4,509
Commercial mortgage backed securities	—	3,807	21	3,828
Asset backed securities	—	692	217	909
State and municipal obligations	—	1,006	—	1,006
U.S. government and agencies obligations	10	49	—	59
Foreign government bonds and obligations	—	124	—	124
Other structured investments	—	—	15	15
Total Available-for-Sale securities: Fixed maturities	10	22,695	3,848	26,553
Common stocks	1	1	—	2
Trading securities	—	26	—	26
Cash equivalents	—	97	—	97
Other assets:
Interest rate derivative contracts	—	464	—	464
Equity derivative contracts	76	266	—	342
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	—	2	—	2
Total other assets	76	733	—	809
Separate account assets	—	66,683	—	66,683
Total assets at fair value	$87	$90,235	$3,848	$94,170

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
GMWB and GMAB embedded derivatives	—	—	316	316
Total future policy benefits	—	2	316	318
Other liabilities:
Interest rate derivative contracts	—	451	—	451
Equity derivative contracts	68	712	—	780
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	—	2	—	2
Total other liabilities	68	1,166	—	1,234
Total liabilities at fair value	$68	$1,168	$316	$1,552

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$14,637	$1,317	$15,954
Residential mortgage backed securities	—	1,915	2,618	4,533
Commercial mortgage backed securities	—	4,065	30	4,095
Asset backed securities	—	681	227	908
State and municipal obligations	—	770	—	770
U.S. government and agencies obligations	11	51	—	62
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	13	13
Total Available-for-Sale securities: Fixed maturities	11	22,226	4,205	26,442
Common stocks	1	1	—	2
Trading securities	—	26	—	26
Cash equivalents	—	76	—	76
Other assets:
Interest rate derivative contracts	—	366	—	366
Equity derivative contracts	32	323	—	355
Credit derivative contracts	—	4	—	4
Total other assets	32	693	—	725
Separate account assets	—	63,795	—	63,795
Total assets at fair value	$44	$86,817	$4,205	$91,066

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421
Total future policy benefits	—	3	421	424
Other liabilities:
Interest rate derivative contracts	—	379	—	379
Equity derivative contracts	18	647	—	665
Credit derivative contracts	—	1	—	1
Total other liabilities	18	1,027	—	1,045
Total liabilities at fair value	$18	$1,030	$421	$1,469

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30:

	Available-for-Sale Securities: Fixed Maturities							Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total		GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, April 1, 2011	$1,311	$2,467	$1	$224	$14	$4,017		$(190)
Total gains (losses) included in:
Net income	7	—	—	1	—	8	(1)	(88	)(2)
Other comprehensive income	11	1	—	(2)	1	11		—
Purchases	36	—	20	—	—	56		—
Issues	—	—	—	—	—	—		(36)
Settlements	(93)	(143)	—	(6)	—	(242)		(2)
Transfers into (out of) Level 3	(2)	—	—	—	—	(2	)(3)	—
Balance, June 30, 2011	$1,270	$2,325	$21	$217	$15	$3,848		$(316)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2011 included in:
Net investment income	$—	$14	$—	$1	$—	$15		$—
Net realized investment losses	—	(14)	—	—	—	(14)		—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		(90)

(1)    Represents a $7 million loss included in net realized investment gains and a $15 million gain included in net investment income in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)    Represents a security with a fair value of $12 million that was transferred to Level 2 as the fair value of the security is now obtained from a nationally-recognized pricing service with observable inputs and securities with a fair value of $10 million that were transferred to Level 3 as the fair value of the securities are now based on a single broker quote.

	Available-for-Sale Securities: Fixed Maturities							Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total		GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, April 1, 2010	$1,249	$2,682	$80	$215	$11	$4,237		$(193)
Total gains (losses) included in:
Net income	1	18	1	1	—	21	(1)	(851	)(2)
Other comprehensive income	24	83	1	9	—	117		—
Purchases, sales, issues and settlements, net	(39)	1	62	13	1	38		(39)
Transfers into (out of) Level 3	—	—	—	(12)	—	(12	)(3)	—
Balance, June 30, 2010	$1,235	$2,784	$144	$226	$12	$4,401		$(1,083)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2010 included in:
Net investment income	$—	$18	$1	$1	$—	$20		$—
Net realized investment losses	—	(1)	—	—	—	(1)		—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		(852)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30:

	Available-for-Sale Securities: Fixed Maturities							Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total		GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,317	$2,618	$30	$227	$13	$4,205		$(421)
Total gains (losses) included in:
Net income	7	7	—	1	1	16	(1)	175 (2)
Other comprehensive income	12	(2)	—	1	2	13		—
Purchases	73	26	20	—	—	119		—
Sales	—	(3)	—	—	—	(3)		—
Issues	—	—	—	—	—	—		(68)
Settlements	(128)	(321)	—	(12)	(1)	(462)		(2)
Transfers into (out of) Level 3	(11)	—	(29)	—	—	(40	)(3)	—
Balance, June 30, 2011	$1,270	$2,325	$21	$217	$15	$3,848		$(316)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2011 included in:
Net investment income	$—	$33	$—	$1	$—	$34		$—
Net realized investment gains (losses)	—	(15)	—	—	1	(14)		—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		166

(1)    Represents an $18 million loss included in net realized investment gains and a $34 million gain included in net investment income in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)    Represents securities with a fair value of $42 million that were transferred to Level 2 as the fair value of the securities is now obtained from a nationally-recognized pricing service with observable inputs and securities with a fair value of $2 million that were transferred to Level 3 as the fair value of the securities is now based on a single broker quote.

	Available-for-Sale Securities: Fixed Maturities							Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total		GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2010	$1,239	$2,772	$72	$215	$11	$4,309		$(299)
Total gains (losses) included in:
Net income	1	16	1	4	1	23	(1)	(716	)(2)
Other comprehensive income	43	143	10	19	—	215		—
Purchases, sales, issues and settlements, net	(48)	(147)	61	—	—	(134)		(68)
Transfers into (out of) Level 3	—	—	—	(12)	—	(12	)(3)	—
Balance, June 30, 2010	$1,235	$2,784	$144	$226	$12	$4,401		$(1,083)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2010 included in:
Net investment income	$—	$37	$1	$3	$—	$41		$—
Net realized investment losses	—	(21)	—	—	—	(21)		—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		(719)

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

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,423	$2,544	$2,470	$2,558
Policy loans	733	731	729	805
Other investments	256	266	210	224
Restricted cash	13	13	66	66
Financial Liabilities
Future policy benefits	$15,130	$15,555	$15,328	$15,768
Separate account liabilities	398	398	395	395
Line of credit with Ameriprise Financial	300	299	3	3
Borrowings under repurchase agreements	505	505	397	397
Other liabilities	275	269	188	182

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

The Company currently uses derivatives as economic hedges and accounting hedges.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$464	$366	Other liabilities	$451	$379
Equity contracts	Other assets	342	354	Other liabilities	780	665
Credit contracts	Other assets	1	4	Other liabilities	1	1
Foreign currency contracts	Other assets	2	—	Other liabilities	2	—
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	316	421
Total GMWB and GMAB		809	724		1,550	1,466
Other derivatives:
Equity
EIA	Other assets	—	1	Other liabilities	—	—
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	2	3
Total other		—	1		2	3
Total derivatives		$809	$725		$1,552	$1,469

(1)            The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated	Location of Gain (Loss) on	Three Months Ended June 30,		Six Months Ended June 30,
as hedging instruments	Derivatives Recognized in Income	2011	2010	2011	2010
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$87	$185	$62	$211
Equity contracts	Benefits, claims, losses and settlement expenses	5	747	(250)	574
Credit contracts	Benefits, claims, losses and settlement expenses	(5)	(20)	(7)	(30)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(4)	—	(6)	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(125)	(890)	105	(784)
Total GMWB and GMAB		(42)	22	(96)	(29)
Other derivatives:
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	8	—	5
EIA	Interest credited to fixed accounts	(1)	(1)	—	—
EIA embedded derivatives	Interest credited to fixed accounts	1	4	1	6
Total other		—	11	1	11
Total derivatives		$(42)	$33	$(95)	$(18)

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

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline.  Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, total return swaps, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps.  At June 30, 2011 and December 31, 2010, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $67.9 billion and $55.5 billion, respectively.  The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009.  As of both June 30, 2011 and December 31, 2010, the Company did not have any outstanding hedges on its GMDB provisions.  The deferred premium associated with some of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2011(1)	$151	$21
2012	285	40
2013	262	25
2014	236	22
2015	212	21
2016-2026	813	38

(1)   2011 amounts represent the amounts payable and receivable for the period from July 1, 2011 to December 31, 2011.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIAs have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.  The gross notional amount of these derivative contracts was $58 million and $89 million at June 30, 2011 and December 31, 2010, respectively.

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

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the six months ended June 30, 2011, the Company held no derivatives that were designated as cash flow hedges.

At June 30, 2011, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the six months ended June 30, 2011 and 2010, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the six months ended June 30, 2011 and 2010, amounts recognized in earnings on derivative transactions that were ineffective were not material.

The following is a summary of unrealized derivatives losses included in accumulated other comprehensive income related to cash flow hedges:

	2011	2010
	(in millions)
Net unrealized derivatives losses at January 1	$(30)	$(34)
Reclassification of realized losses(1)	4	3
Income tax benefit	(1)	(1)
Net unrealized derivatives losses at June 30	$(27)	$(32)

(1)    Loss reclassified from Accumulated other comprehensive income to Net investment income on Consolidated Statements of Income.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is 8 years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  As of June 30, 2011 and December 31, 2010, the Company held $3 million and $25 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of June 30, 2011 and December 31, 2010, the Company had accepted additional collateral consisting of various securities with a fair value of $3 million and $23 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of June 30, 2011 and December 31, 2010, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $7 million and $25 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At June 30, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $384 million and $412 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2011 and December 31, 2010 was $361 million and $406 million, respectively.  If the credit risk features of derivative contracts that were in a net liability position at June 30, 2011 and December 31, 2010 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $23 million and $6 million, respectively.

13.       Income Taxes

The Company’s effective tax rates were 26% and 18% for the three months and six months ended June 30, 2011, respectively.  The Company’s effective tax rates were 18% and 22% for the three months and six months ended June 30, 2010, respectively.  The increase in the effective tax rate for the three months ended June 30, 2011 compared to the prior year period primarily reflects an increase in pretax income which is partially offset with an increase in tax advantaged items. The decrease in the effective tax rate for the six months ended June 30, 2011 compared to the prior year period primarily reflects an increase in benefits from the completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of June 30, 2011 and December 31, 2010.

The Company has tax benefits related to capital loss carryforwards of $29 million which expire beginning December 31, 2015 as well as tax credit carryforwards of $2 million which will expire beginning December 31, 2019.

As of June 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of $120 million and $83 million, respectively.  If recognized, approximately $19 million and $39 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2011 and December 31, 2010, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net increase of $54 million and $52 million in interest and penalties for the three months and six months ended June 30, 2011, respectively.  The Company recognized a net reduction of $8 million and $9 million in interest and penalties for the three months and six months ended June 30, 2010, respectively.  As of June 30, 2011 and December 31, 2010, the Company had a payable of $28 million and a receivable of $24 million, respectively, related to the accrual of interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $120 million to $125 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for years before 1997.  The Internal Revenue Service (“IRS”) completed its field examination of the Company’s income tax returns for 2005 through 2007 during the third and fourth quarters of 2010.  The IRS had completed its field examination of the 1997 through 2004 tax returns in recent years.  However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  In the fourth quarter of 2010, the IRS commenced an examination of the Company’s income tax returns for 2008 and 2009.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

14.       Contingencies

Insurance companies and their affiliated broker-dealers have been the subject of increasing regulatory, legislative and judicial scrutiny. The SEC, the Financial Industry Regulatory Authority, commonly referred to as FINRA, state insurance and securities regulators, state attorneys general and various other governmental and quasi-governmental authorities and several state authorities have commenced examinations and other inquiries of insurance companies and their affiliated broker-dealers on behalf of themselves or clients regarding sales and marketing practices (including sales to older consumers and disclosure practices), product features, compensation arrangements, risk management practices and abandoned property and escheatment practices.  The Company has cooperated and will continue to cooperate with applicable regulators regarding any such inquiries.

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

Uncertain economic conditions, heightened volatility in the financial markets, such as those which have been experienced from the latter part of 2007 through 2009, and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the insurance industry generally.

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

Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following table presents the Company’s consolidated results of operations (unaudited):

	Six Months Ended June 30,
	2011	2010	Change
	(in millions, except percentages)
Revenues
Premiums	$249	$243	$6	2%
Net investment income	794	807	(13)	(2)
Policy and contract charges	777	670	107	16
Other revenue	151	137	14	10
Net realized investment gains	—	11	(11)	(100)

Total revenues	1,971	1,868	103	6

Benefits and expenses
Benefits, claims, losses and settlement expenses	492	390	102	26
Interest credited to fixed accounts	419	459	(40)	(9)
Amortization of deferred acquisition costs	214	253	(39)	(15)
Other insurance and operating expenses	328	280	48	17

Total benefits and expenses	1,453	1,382	71	5

Pretax income	518	486	32	7
Income tax provision	93	106	(13)	(12)

Net income	$425	$380	$45	12%

Overview

Consolidated net income was $425 million for the six months ended June 30, 2011 compared to $380 million for the prior year period, an increase of $45 million or 12%.  Pretax income increased $32 million to $518 million for the six months ended June 30, 2011 from $486 million for the prior year period.

Revenues

Total revenues increased $103 million or 6% to $2.0 billion for the six months ended June 30, 2011 compared to $1.9 billion for the prior year period.  The increase is primarily due to an increase in policy and contract charges.

Policy and contract charges increased $107 million or 16% to $777 million for the six months ended June 30, 2011 compared to $670 million in the prior year period primarily due to higher fees on variable annuities driven by higher separate account balances.  Average variable annuities contract accumulation values increased $9.5 billion or 19% from the prior year period primarily due to higher equity market levels, as well as net inflows.

Other revenue increased $14 million or 10% to $151 million for the six months ended June 30, 2011 compared to $137 million in the prior year period reflecting higher marketing support and service fees due to higher separate account balances.

Net realized investment gains for the six months ended June 30, 2011 were nil compared to $11 million in the prior year period.  In the six months ended June 30, 2011, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $15 million offset by other-than-temporary impairments recognized in earnings of $15 million which related to credit losses on non-agency residential mortgage backed securities.  In the six months ended June 30, 2010, net realized gains from sales on Available-for-Sale securities due to sales, calls and tenders were $37 million partially offset by other-than-temporary impairments recognized in earnings of $24 million which primarily related to credit losses on non-agency residential mortgage backed securities.  In the six months ended June 30, 2010, the reserves on commercial mortgage loans increased by $6 million offset by a $5 million decrease to the allowance for loan losses on below investment grade syndicated loans.

Benefits and Expenses

Total benefits and expenses increased $71 million or 5% to $1.5 billion for the six months ended June 30, 2011 compared to $1.4 billion in the prior year period.  This increase is primarily due to increases in benefits, claims, losses and settlement expenses and other insurance and operating expenses partially offset by a decrease in interest credited to fixed accounts and amortization of deferred acquisition costs (“DAC”).

Benefits, claims, losses and settlement expenses increased $102 million or 26% to $492 million for the six months ended June 30, 2011 compared to $390 million in the prior year period.  The market impact of variable annuity guaranteed living benefits, net of hedges and deferred sales inducement costs (“DSIC”) amortization, increased benefits expense by $34 million for the six months ended June 30, 2011 compared to a decrease in benefits expense of $45 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which the Company does not hedge.  Benefits, claims, losses and settlement expenses for the prior period included a $17 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program (“PN program”), a variable annuity asset allocation program, in the second quarter of 2010 and a $5 million benefit related to an adjustment for revisions to certain calculations in the valuation of DSIC. Benefits, claims, losses and settlement expenses related to immediate annuities with life contingencies increased compared to the prior year period primarily due to higher premiums.  In addition, benefits, claims, losses and settlement expenses increased as a result of higher universal life insurance claims and reserves for universal life products with secondary guarantees compared to the prior year period.

Interest credited to fixed accounts decreased $40 million or 9% to $419 million for the six months ended June 30, 2011 compared to $459 million in the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances.  Average variable annuities fixed sub-account balances decreased $918 million or 16% to $4.8 billion for the first half of 2011 compared to the prior year period primarily due to the implementation of changes to the PN program in the second quarter of 2010.  The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the six months ended June 30, 2011 compared to 3.9% in the prior year period.  Average fixed annuities contract accumulation values decreased $254 million or 2% to $14.3 billion for the six months ended June 30, 2011 compared to the prior year period.  Fixed annuities remained in net outflows due to low client demand given current interest rates.

Amortization of DAC decreased $39 million or 15% to $214 million for the six months ended June 30, 2011 compared to $253 million in the prior year period.  Amortization of DAC in the first half of 2011 included a benefit of $28 million due to market impacts, including a $10 million benefit offsetting higher variable annuity guaranteed benefit expenses.  Amortization of DAC in the first half of 2010 included an expense of $61 million due to market impacts, including $35 million offsetting lower variable annuity guaranteed living benefits expense.  It also includes a benefit of $17 million as a result of the implementation of changes to the PN program and a $28 million benefit related to an adjustment for revisions to certain calculations in the Company’s valuation of DAC.

Other insurance and operating expenses increased $48 million or 17% to $328 million for the six months ended June 30, 2011 compared to $280 million in the prior year period.  The increase is primarily due to an increase in sales and marketing expenses and allocated corporate overhead expenses in the six months ended June 30, 2011 compared to the prior year period.

Income Taxes

The Company’s effective tax rate was 18% for the six months ended June 30, 2011, compared to 22% for the six months ended June 30, 2010.  The decrease in the effective tax rate primarily reflects an increase in benefits from the completion of certain audits which offset the impact of an increase in pretax income relative to tax advantaged items for the six months ended June 30, 2011.

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

The following table presents, as of June 30, 2011, the Company’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	—	—	2	2	—	—	7	4	—	—	9	6
2005	3	3	20	18	14	14	6	5	16	13	59	53
2006	—	—	—	—	—	—	3	3	2	2	5	5
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	6	5	—	—	—	—	—	—	6	5
Total Sub-prime	$3	$3	$28	$25	$14	$14	$16	$12	$18	$15	$79	$69

Alt-A
2003 & prior	$—	$—	$9	$11	$3	$3	$—	$—	$—	$—	$12	$14
2004	—	—	—	—	15	18	44	41	15	13	74	72
2005	—	—	—	—	1	1	—	—	196	150	197	151
2006	—	—	—	—	—	—	—	—	9	5	9	5
2007	—	—	—	—	—	—	—	—	25	15	25	15
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	15	15	—	—	—	—	—	—	—	—	15	15
Total Alt-A	$15	$15	$9	$11	$19	$22	$44	$41	$245	$183	$332	$272

Prime
2003 & prior	$73	$77	$—	$—	$62	$58	$—	$—	$—	$—	$135	$135
2004	18	20	—	—	1	1	—	—	29	31	48	52
2005	11	14	18	22	29	32	22	22	90	63	170	153
2006	—	—	15	17	—	—	—	—	32	33	47	50
2007	31	33	—	—	—	—	—	—	12	9	43	42
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,384	1,523	50	62	16	16	—	—	10	19	1,460	1,620
Total Prime	$1,517	$1,667	$83	$101	$108	$107	$22	$22	$173	$155	$1,903	$2,052

Grand Total	$1,535	$1,685	$120	$137	$141	$143	$82	$75	$436	$353	$2,314	$2,393

(1)

Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities the Company owns.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2011.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $71 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2011 credit spreads.

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

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At June 30, 2011 and December 31, 2010, the Company had no borrowings from the FHLB.  Beginning in 2010, the Company entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at June 30, 2011 and December 31, 2010 was $505 million and $397 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.

As of June 30, 2011, the outstanding balance under the lines of credit with Ameriprise Financial was $300 million.  As of December 31, 2010, the outstanding balance under the lines of credit with Ameriprise Financial was $3 million which was repaid in full with a payment in January 2011.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid were as follows:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Cash dividends paid to Ameriprise Financial	$600	$425
Cash dividends paid to RiverSource Life Insurance Company from RiverSource Life of NY	29	—
Cash dividends paid to RiverSource Life Insurance Company from RTA	53	—

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	June 30, 2011	December 31, 2010	December 31, 2010
	(in millions)
RiverSource Life Insurance Company	$3,688	$3,813	$652
RiverSource Life Insurance Co. of New York	289	291	38

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

Such factors include, but are not limited to:

•                  changes in the valuations, liquidity and volatility in the interest rate, credit default, equity market, and foreign exchange environments;

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

•                  risks of default by issuers or guarantors of investments the Company owns or by counterparties to hedge derivative, insurance or reinsurance arrangements, experience deviations from the Company’s assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts and the reactions of other market participants or the Company’s regulators, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2011.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: August 1, 2011	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date: August 1, 2011	By	/s/ Brian J. McGrane
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

31.1*	Certification of John R. Woerner, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*

Certification of John R. Woerner, Chairman and President, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Shareholder’s Equity for the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed electronically herewith.

E-1