Form 10-Q
period 2011-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2011-11-07
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer	Smaller reporting company ☐
(Do not check if a smaller reporting company) ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2011
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2011, $24,794; 2010, $24,818)	$26,927	$26,442
Common stocks, at fair value (cost: 2011 and 2010, $1)	1	2
Commercial mortgage loans, at cost (less allowance for loan losses: 2011, $33; 2010, $36)	2,407	2,470
Policy loans	738	729
Trading securities and other investments	720	496
Total investments	30,793	30,139
Cash and cash equivalents	655	76
Restricted cash	27	66
Reinsurance recoverables	1,911	1,829
Other receivables	184	166
Accrued investment income	297	309
Deferred acquisition costs	4,288	4,578
Deferred sales inducement costs	463	545
Other assets	3,496	1,123
Separate account assets	59,498	63,795
Total assets	$101,612	$102,626
Liabilities and Shareholder’s Equity Liabilities:
Future policy benefits	$31,093	$29,680
Policy claims and other policyholders’ funds	133	134
Deferred income taxes, net	669	514
Borrowings under repurchase agreements	504	397
Line of credit with Ameriprise Financial, Inc.	300	3
Other liabilities	2,904	1,555
Separate account liabilities	59,498	63,795
Total liabilities	95,101	96,078
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,461	2,460
Retained earnings	3,284	3,410
Accumulated other comprehensive income, net of tax	763	675
Total shareholder’s equity	6,511	6,548

Total liabilities and shareholder’s equity	$101,612	$102,626

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Premiums	$127	$128	$376	$371
Net investment income	421	413	1,215	1,220
Policy and contract charges	369	342	1,146	1,012
Other revenues	77	61	228	198
Net realized investment gains (losses)	(2)	1	(2)	12
Total revenues	992	945	2,963	2,813
Benefits and expenses
Benefits, claims, losses and settlement expenses	92	512	584	902
Interest credited to fixed accounts	213	227	632	686
Amortization of deferred acquisition costs	299	(265)	513	(12)
Other insurance and operating expenses	153	143	481	423
Total benefits and expenses	757	617	2,210	1,999
Pretax income	235	328	753	814
Income tax provision	36	81	129	187
Net income	$199	$247	$624	$627

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains before impairment losses on securities	$1	$2	$16	$36
Total other-than-temporary impairment losses on securities	(3)	(1)	(40)	(23)
Portion of loss recognized in other comprehensive income	—	—	22	(1)
Net impairment losses recognized in net realized investment gains (losses)	(3)	(1)	(18)	(24)
Net realized investment gains (losses)	$(2)	$1	$(2)	$12

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$624	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(69)	(59)
Deferred income tax expense	107	434
Contractholder and policyholder charges, non-cash	(197)	(194)
Net realized investment gains	(15)	(38)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment losses	17	26
Change in operating assets and liabilities:
Change in deferred acquisition costs, net	200	(338)
Change in deferred sales inducement costs, net	73	(41)
Trading securities and equity method investments, net	25	11
Future policy benefits for traditional life, disability income and long term care insurance	187	231
Policy claims and other policyholders’ funds	(1)	24
Reinsurance recoverables	(85)	(103)
Other receivables	30	(59)
Accrued investment income	12	(3)
Derivatives collateral, net	335	490
Other assets and liabilities, net	(157)	(57)
Net cash provided by operating activities	1,086	951
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	498	1,114
Maturities, sinking fund payments and calls	2,460	2,654
Purchases	(2,797)	(3,964)
Proceeds from sales, maturities and repayments of commercial mortgage loans	169	136
Funding of commercial mortgage loans	(108)	(132)
Proceeds from sales of other investments	97	63
Purchase of other investments	(256)	(32)
Purchase of land, buildings, equipment and software	(4)	(13)
Change in policy loans, net	(9)	(13)
Net cash provided by (used in) investing activities	50	(187)
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	978	1,248
Net transfers to separate accounts	(3)	(1,283)
Surrenders and other benefits	(1,010)	(992)
Change in borrowings under repurchase agreements, net	107	869
Proceeds from line of credit with Ameriprise Financial, Inc.	415	(300)
Payments on line of credit with Ameriprise Financial, Inc.	(118)	—
Deferred premium options, net	(177)	(111)
Tax adjustment on share-based incentive compensation plan	1	—
Cash dividend to Ameriprise Financial, Inc.	(750)	(500)
Net cash used in financing activities	(557)	(1,069)
Net increase (decrease) in cash and cash equivalents	579	(305)
Cash and cash equivalents at beginning of period	76	811
Cash and cash equivalents at end of period	$655	$506
Supplemental Disclosures:
Income taxes paid, net	$230	$76
Interest paid on borrowings	3	2
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	124	77

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2010	$3	$2,445	$3,114	$382	$5,944
Comprehensive income:
Net income	—	—	627	—	627
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	569	569
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	2	2
Change in net unrealized derivative losses	—	—	—	3	3
Total comprehensive income					1,201
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at September 30, 2010	$3	$2,446	$3,241	$956	$6,646

Balances at January 1, 2011	$3	$2,460	$3,410	$675	$6,548
Comprehensive income:
Net income	—	—	624	—	624
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	89	89
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	(4)	(4)
Change in net unrealized derivative losses	—	—	—	3	3
Total comprehensive income					712
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(750)	—	(750)
Balances at September 30, 2011	$3	$2,461	$3,284	$763	$6,511

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

In the third quarter of 2011, the Company made an adjustment for additional bond discount amortization investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, which resulted in a $33 million pretax benefit, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization ($21 million after-tax).  The Company has determined that the effect of this adjustment is immaterial to all current and prior periods presented.

In the third quarter of 2010, the Company made adjustments for revisions to the valuations of reserves, DAC and DSIC related to insurance and living benefit guarantees which resulted in a $32 million pretax charge ($21 million after-tax).  In the second quarter of 2010, the Company made an adjustment for revisions to certain calculations in its valuation of DAC and DSIC which resulted in a $33 million pretax benefit ($21 million after-tax).

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

2.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

Receivables

In April 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for troubled debt restructurings. The new standard includes indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties and provides clarification for determining whether the lender has granted a concession to the borrower. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The Company adopted the standard in the third quarter of 2011. The adoption did not have any effect on the Company’s consolidated financial condition and results of operations.  See Note 5 for the required disclosures.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB updated the accounting standards related to accounting for repurchase agreements and other similar agreements. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings as opposed to sales. The standard is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred.  The Company will retrospectively adopt the standard on January 1, 2012 and expects the cumulative effect of the adoption to reduce retained earnings by a range of $1.3 billion to $1.4 billion after tax at January 1, 2012.  The Company expects the adoption will have a marginal impact to net income in 2012.

3.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments.  The carrying values are reflected in trading securities and other investments and were $367 million and $244 million as of September 30, 2011 and December 31, 2010, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $275 million and $188 million recorded in other liabilities as of September 30, 2011 and December 31, 2010, respectively, related to the future funding commitments for affordable housing partnerships.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	September 30, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$15,061	$1,665	$(77)	$16,649	$—
Residential mortgage backed securities	4,157	262	(118)	4,301	(38)
Commercial mortgage backed securities	3,519	252	(2)	3,769	—
State and municipal obligations	1,012	135	(47)	1,100	—
Asset backed securities	874	49	(16)	907	—
Foreign government bonds and obligations	111	17	(1)	127	—
U.S. government and agencies obligations	51	8	—	59	—
Other structured investments	9	6	—	15	6
Total fixed maturities	24,794	2,394	(261)	26,927	(32)
Common stocks	1	—	—	1	—
Total	$24,795	$2,394	$(261)	$26,928	$(32)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,792	$1,218	$(56)	$15,954	$1
Residential mortgage backed securities	4,364	308	(139)	4,533	(30)
Commercial mortgage backed securities	3,817	282	(4)	4,095	—
Asset backed securities	883	43	(18)	908	—
State and municipal obligations	809	18	(57)	770	—
Foreign government bonds and obligations	91	16	—	107	—
U.S. government and agencies obligations	55	7	—	62	—
Other structured investments	7	6	—	13	6
Total fixed maturities	24,818	1,898	(274)	26,442	(23)
Common stocks	1	1	—	2	—
Total	$24,819	$1,899	$(274)	$26,444	$(23)

(1)          Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At September 30, 2011 and December 31, 2010, fixed maturity securities comprised approximately 87% and 88%, respectively, of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both September 30, 2011 and December 31, 2010, approximately $1.2 billion of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	September 30, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,611	$8,150	30%	$8,067	$8,647	33%
AA	1,073	1,206	4	1,360	1,426	5
A	4,302	4,717	18	4,025	4,259	16
BBB	10,404	11,602	43	9,831	10,721	41
Below investment grade	1,404	1,252	5	1,535	1,389	5
Total fixed maturities	$24,794	$26,927	100%	$24,818	$26,442	100%

At September 30, 2011 and December 31, 2010, approximately 32% and 29%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	115	$1,464	$(60)	6	$93	$(17)	121	$1,557	$(77)
Residential mortgage backed securities	26	255	(7)	48	291	(111)	74	546	(118)
Commercial mortgage backed securities	9	100	(2)	—	—	—	9	100	(2)
State and municipal obligations	—	—	—	2	87	(47)	2	87	(47)
Asset backed securities	6	70	(3)	17	95	(13)	23	165	(16)
Foreign government bonds and obligations	4	21	(1)	—	—	—	4	21	(1)
Total	160	$1,910	$(73)	73	$566	$(188)	233	$2,476	$(261)

	December 31, 2010
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	107	$1,785	$(44)	13	$153	$(12)	120	$1,938	$(56)
Residential mortgage backed securities	71	310	(7)	45	282	(132)	116	592	(139)
Commercial mortgage backed securities	10	238	(4)	—	—	—	10	238	(4)
Asset backed securities	10	186	(6)	15	69	(12)	25	255	(18)
State and municipal obligations	20	256	(9)	2	87	(48)	22	343	(57)
Total	218	$2,775	$(70)	75	$591	$(204)	293	$3,366	$(274)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Beginning balance	$107	$104	$108	$82
Credit losses for which an other-than-temporary impairment was not previously recognized	1	—	13	14
Credit losses for which an other-than-temporary impairment was previously recognized	3	—	6	8
Reductions for securities sold during the period (realized)	—	—	(16)	—
Ending balance	$111	$104	$111	$104

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains (Losses)
	(in millions)
Balance at January 1, 2010	$638	$(222)	$416
Net unrealized securities gains arising during the period(2)	1,486	(520)	966
Reclassification of gains included in net income	(16)	5	(11)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(591)	206	(385)
Balance at September 30, 2010	$1,517	$(531)	$986 (1)

Balance at January 1, 2011	$1,084	$(379)	$705
Net unrealized securities gains arising during the period(2)	505	(177)	328
Reclassification of losses included in net income	3	(1)	2
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(378)	132	(246)
Balance at September 30, 2011	$1,214	$(425)	$789 (1)

(1)          Includes $(16) million and $(14) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2011 and 2010, respectively.

(2)          Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Gross realized investment gains	$—	$5	$33	$42
Gross realized investment losses	—	(1)	(18)	(2)
Other-than-temporary impairments	(3)	(1)	(18)	(24)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other-than-temporary impairments for the three months and nine months ended September 30, 2011 and 2010 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at September 30, 2011 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$944	$960
Due after one year through five years	5,227	5,486
Due after five years through 10 years	6,356	7,047
Due after 10 years	3,708	4,442
	16,235	17,935
Residential mortgage backed securities	4,157	4,301
Commercial mortgage backed securities	3,519	3,769
Asset backed securities	874	907
Other structured investments	9	15
Common stocks	1	1
Total	$24,795	$26,928

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

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2011			September 30, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$36	$5	$41	$30	$12	$42
Charge-offs	(2)	—	(2)	—	—	—
Provisions	(1)	—	(1)	6	(5)	1
Ending balance	$33	$5	$38	$36	$7	$43
Individually evaluated for impairment	$10	$—	$10	$6	$—	$6
Collectively evaluated for impairment	23	5	28	30	7	37

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2011			December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$73	$1	$74	$75	$3	$78
Collectively evaluated for impairment	2,367	307	2,674	2,431	202	2,633
Total	$2,440	$308	$2,748	$2,506	$205	$2,711

As of September 30, 2011 and December 31, 2010, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $9 million and $20 million, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

During the three months and nine months ended September 30, 2011, the Company purchased $82 million and $185 million, respectively, and sold nil and $2 million, respectively, of syndicated loans. During the three months and nine months ended September 30, 2010, the Company purchased $16 million and $22 million, respectively, and sold nil and $1 million, respectively, of syndicated loans.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $2 million and $8 million as of September 30, 2011 and December 31, 2010, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of total commercial mortgage loans as of both September 30, 2011 and December 31, 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure in the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	September 30, 2011			December 31, 2010
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$579	24%	$35	$590	24%	$4
Pacific	547	22	15	530	21	15
Mountain	267	11	9	286	11	—
East North Central	249	10	—	240	10	—
West North Central	230	9	—	251	10	—
Middle Atlantic	217	9	3	212	8	—
West South Central	153	6	24	183	7	—
New England	133	6	2	148	6	2
East South Central	65	3	1	66	3	—
	2,440	100%	$89	2,506	100%	$21
Less: allowance for loan losses	33			36
Total	$2,407			$2,470

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	September 30, 2011			December 31, 2010
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$787	32%	$41	$820	33%	$10
Office	670	28	13	717	29	—
Industrial	450	18	14	456	18	6
Apartments	346	14	14	326	13	—
Hotel	52	2	—	57	2	—
Mixed Use	40	2	—	43	2	—
Other	95	4	7	87	3	5
	2,440	100%	$89	2,506	100%	$21
Less: allowance for loan losses	33			36
Total	$2,407			$2,470

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both September 30, 2011 and December 31, 2010 were $1 million.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Troubled Debt Restructurings

A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulty. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to the borrower, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructure or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. There are no commitments to lend additional funds to borrowers whose loans have been restructured. The Company restructured two commercial mortgage loans with a combined recorded investment of $6 million and seven commercial mortgage loans with a combined recorded investment of $34 million for the three months and nine months ended September 30, 2011, respectively. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for both the three months and nine months ended September 30, 2011.

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

In the third quarter of 2011, management reviewed and updated the Company’s assumptions used to calculate DAC and DSIC.

The balances of and changes in DAC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$4,578	$4,285
Capitalization of acquisition costs	313	326
Amortization, excluding the impact of valuation assumptions review	(462)	(311)
Amortization impact of valuation assumptions review	(51)	323
Impact of change in net unrealized securities gains	(90)	(229)
Balance at September 30	$4,288	$4,394

The balances of and changes in DSIC were as follows:

	2011	2010
	(in millions)
Balance at January 1	$545	$524
Capitalization of sales inducement costs	7	32
Amortization, excluding the impact of valuation assumptions review	(69)	(43)
Amortization impact of valuation assumptions review	(11)	52
Impact of change in net unrealized securities gains	(9)	(34)
Balance at September 30	$463	$531

7.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Fixed annuities	$16,473	$16,520
Equity indexed annuity (“EIA”) accumulated host values	61	100
EIA embedded derivatives	1	3
Variable annuity fixed sub-accounts	4,803	4,868
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,350	337
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	276	104
Other variable annuity guarantees	17	13
Total annuities	22,981	21,945
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,631	2,588
VUL/UL insurance additional liabilities	203	143
Other life, disability income and long term care insurance	5,278	5,004
Total future policy benefits	31,093	29,680
Policy claims and other policyholders’ funds	133	134
Total future policy benefits and policy claims and other policyholders’ funds	$31,226	$29,814

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Separate account liabilities consisted of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Variable annuity variable sub-accounts	$54,207	$57,862
VUL insurance variable sub-accounts	5,252	5,887
Other insurance variable sub-accounts	39	46
Total	$59,498	$63,795

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2011				December 31, 2010
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$37,267	$35,574	$971	62	$37,714	$36,028	$173	62
Five/six-year reset	11,421	8,920	614	63	13,689	11,153	312	62
One-year ratchet	6,951	6,490	842	64	7,741	7,242	287	63
Five-year ratchet	1,392	1,338	56	60	1,466	1,414	8	60
Other	697	670	124	68	680	649	61	67
Total — GMDB	$57,728	$52,992	$2,607	62	$61,290	$56,486	$841	62

GGU death benefit	$882	$829	$76	63	$970	$912	$79	64

GMIB	$456	$424	$133	65	$597	$561	$76	64

GMWB:
GMWB	$3,743	$3,722	$447	65	$4,341	$4,317	$106	64
GMWB for life	21,678	21,572	1,791	64	20,374	20,259	129	63
Total — GMWB	$25,421	$25,294	$2,238	64	$24,715	$24,576	$235	63

GMAB	$3,308	$3,302	$161	56	$3,540	$3,523	$22	56

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	16	3	736	131	43
Paid claims	(15)	(1)	—	—	(4)
Balance at September 30, 2010	$7	$8	$940	$231	$54
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	10	2	1,013	172	38
Paid claims	(7)	(1)	—	—	(9)
Balance at September 30, 2011	$8	$9	$1,350	$276	$97

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30,	December 31,
	2011	2010
	(in millions)
Mutual funds:
Equity	$28,939	$32,310
Bond	22,372	22,319
Other	1,901	2,208
Total mutual funds	$53,212	$56,837

9.             Line of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance at September 30, 2011 and December 31, 2010 of $300 million and $3 million, respectively, under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  Prior to January 2011, the interest rate for any borrowing under the agreement was established by reference to LIBOR plus 28 basis points.  In January 2011, an amendment to the agreement increased the interest rate to LIBOR plus 115 basis points.  Amounts borrowed may be repaid at any time with no prepayment penalty.

10.       Borrowings under Repurchase Agreements

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $515 million and $412 million at September 30, 2011 and December 31, 2010, respectively. The amount of the Company’s liability including accrued interest as of September 30, 2011 and December 31, 2010 was $504 million and $397 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of September 30, 2011 and December 31, 2010 was 0.2% and 0.3%, respectively.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,334	$1,315	$16,649
Residential mortgage backed securities	—	2,132	2,169	4,301
Commercial mortgage backed securities	—	3,753	16	3,769
State and municipal obligations	—	1,100	—	1,100
Asset backed securities	—	707	200	907
Foreign government bonds and obligations	—	127	—	127
U.S. government and agencies obligations	11	48	—	59
Other structured investments	—	—	15	15
Total Available-for-Sale securities: Fixed maturities	11	23,201	3,715	26,927
Common stocks	—	1	—	1
Trading securities	—	26	—	26
Cash equivalents	—	632	—	632
Other assets:
Interest rate derivative contracts	—	1,623	—	1,623
Equity derivative contracts	279	966	—	1,245
Credit derivative contracts	—	3	—	3
Foreign currency derivative contracts	—	7	—	7
Total other assets	279	2,599	—	2,878
Separate account assets	—	59,498	—	59,498
Total assets at fair value	$290	$85,957	$3,715	$89,962

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$1	$—	$1
GMWB and GMAB embedded derivatives	—	—	1,600	1,600
Total future policy benefits	—	1	1,600	1,601
Other liabilities:
Interest rate derivative contracts	—	1,073	—	1,073
Equity derivative contracts	232	587	—	819
Foreign currency derivative contracts	—	5	—	5
Total other liabilities	232	1,665	—	1,897
Total liabilities at fair value	$232	$1,666	$1,600	$3,498

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30:

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, July 1, 2011	$1,270	$2,325	$21	$217	$15	$3,848	$(316)
Total gains (losses) included in:
Net income	—	47	—	1	—	48 (1)	(1,236	)(2)
Other comprehensive income	—	(71)	—	(5)	—	(76)	—
Purchases	71	—	15	—	—	86	—
Issues	—	—	—	—	—	—	(39)
Settlements	(33)	(132)	—	(5)	—	(170)	(9)
Transfers into Level 3	7	—	—	—	—	7	—
Transfers out of Level 3	—	—	(20)	(8)	—	(28)	—
Balance, September 30, 2011	$1,315	$2,169	$16	$200	$15	$3,715	$(1,600)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2011 included in:
Net investment income	$—	$50	$—	$1	$—	$51	$—
Net realized investment gains (losses)	—	(3)	—	—	—	(3)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,241)

(1)     Represents a $3 million loss included in net realized investment gains and a $51 million gain included in net investment income in the Consolidated Statements of Income.

(2)     Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, July 1, 2010	$1,235	$2,784	$144	$226	$12	$4,401	$(1,083)
Total gains (losses) included in:
Net income	—	20	—	1	1	22 (1)	(44	)(2)
Other comprehensive income	15	74	—	2	—	91	—
Purchases, sales, issues and settlements, net	30	45	—	(8)	(1)	66	(26)
Transfers into Level 3	25	—	—	—	—	25	—
Transfers out of Level 3	—	—	(144)	(13)	—	(157)	—
Balance, September 30, 2010	$1,305	$2,923	$—	$208	$12	$4,448	$(1,153)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2010 included in:
Net investment income	$—	$19	$—	$1	$—	$20	$—
Net realized investment gains (losses)	—	(1)	—	—	—	(1)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(49)

(1)     Included in net investment income in the Consolidated Statements of Income.

(2)     Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30:

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,317	$2,618	$30	$227	$13	$4,205	$(421)
Total gains (losses) included in:
Net income	7	54	—	2	1	64 (1)	(1,061	)(2)
Other comprehensive income	12	(74)	—	(4)	—	(66)	—
Purchases	144	26	36	—	—	206	—
Sales	—	(3)	—	—	—	(3)	—
Issues	—	—	—	—	—	—	(107)
Settlements	(162)	(452)	(1)	(17)	1	(631)	(11)
Transfers into Level 3	9	—	1	—	—	10	—
Transfers out of Level 3	(12)	—	(50)	(8)	—	(70)	—
Balance, September 30, 2011	$1,315	$2,169	$16	$200	$15	$3,715	$(1,600)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2011 included in:
Net investment income	$—	$82	$—	$2	$—	$84	$—
Net realized investment gains (losses)	—	(18)	—	—	1	(17)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,074)

(1)     Represents a $21 million loss included in net realized investment gains and an $85 million gain included in net investment income in the Consolidated Statements of Income.

(2)     Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2010	$1,239	$2,772	$72	$215	$11	$4,309	$(299)
Total gains (losses) included in:
Net income	1	36	1	5	2	45 (1)	(760	)(2)
Other comprehensive income	58	217	10	21	—	306	—
Purchases, sales, issues and settlements, net	(18)	(102)	61	(8)	(1)	(68)	(94)
Transfers into Level 3	25	—	—	—	—	25	—
Transfers out of Level 3	—	—	(144)	(25)	—	(169)	—
Balance, September 30, 2010	$1,305	$2,923	$—	$208	$12	$4,448	$(1,153)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2010 included in:
Net investment income	$—	$56	$—	$4	$—	$60	$—
Net realized investment gains (losses)	—	(22)	—	—	—	(22)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(769)

(1)     Represents a $17 million loss included in net realized investment gains and a $62 million gain included in net investment income in the Consolidated Statements of Income.

(2)     Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single broker quote. Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a nationally-recognized pricing service with observable inputs.

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

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,407	$2,589	$2,470	$2,558
Policy loans	738	706	729	805
Other investments	314	313	210	224
Restricted cash	27	27	66	66
Financial Liabilities
Future policy benefits	$15,091	$15,806	$15,328	$15,768
Separate account liabilities	322	322	395	395
Line of credit with Ameriprise Financial	300	300	3	3
Borrowings under repurchase agreements	504	503	397	397
Other liabilities	275	270	188	182

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,623	$366	Other liabilities	$1,073	$379
Equity contracts	Other assets	1,245	354	Other liabilities	819	665
Credit contracts	Other assets	3	4	Other liabilities	—	1
Foreign currency contracts	Other assets	7	—	Other liabilities	5	—
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	1,600	421
Total GMWB and GMAB		2,878	724		3,497	1,466
Other derivatives:
Equity
EIA	Other assets	—	1	Other liabilities	—	—
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	1	3
Total other		—	1		1	3
Total derivatives		$2,878	$725		$3,498	$1,469

(1)          The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated	Location of Gain (Loss) on	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging instruments	Derivatives Recognized in Income	2011	2010	2011	2010
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$582	$141	$644	$352
Equity contracts	Benefits, claims, losses and settlement expenses	843	(354)	593	220
Credit contracts	Benefits, claims, losses and settlement expenses	(3)	(18)	(10)	(48)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	8	—	2	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(1,284)	(70)	(1,179)	(854)
Total GMWB and GMAB		146	(301)	50	(330)
Other derivatives:
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	(5)	—	—
EIA	Interest credited to fixed accounts	(1)	1	(1)	1
EIA embedded derivatives	Interest credited to fixed accounts	—	1	1	7
Total other		(1)	(3)	—	8
Total derivatives		$145	$(304)	$50	$(322)

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

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline.  Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps.  At September 30, 2011 and December 31, 2010, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $84.0 billion and $55.5 billion, respectively.  The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009.  As of both September 30, 2011 and December 31, 2010, the Company did not have any outstanding hedges on its GMDB provisions.  The deferred premium associated with some of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2011(1)	$88	$11
2012	322	39
2013	299	25
2014	273	22
2015	245	21
2016-2026	970	38

(1)   2011 amounts represent the amounts payable and receivable for the period from October 1, 2011 to December 31, 2011.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIAs have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

into index options and futures contracts.  The gross notional amount of these derivative contracts was $35 million and $89 million at September 30, 2011 and December 31, 2010, respectively.

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

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the nine months ended September 30, 2011, the Company held no derivatives that were designated as cash flow hedges.

At September 30, 2011, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the nine months ended September 30, 2011 and 2010, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the nine months ended September 30, 2011 and 2010, amounts recognized in earnings on derivative transactions that were ineffective were not material.

The following is a summary of unrealized derivative losses included in accumulated other comprehensive income related to cash flow hedges:

	2011	2010
	(in millions)
Net unrealized derivative losses at January 1	$(30)	$(34)
Reclassification of realized losses(1)	5	5
Income tax benefit	(2)	(2)
Net unrealized derivative losses at September 30	$(27)	$(31)

(1)    Loss reclassified from Accumulated other comprehensive income to Net investment income on the Consolidated Statements of Income.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is seven years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  As of September 30, 2011 and December 31, 2010, the Company held $321 million and $25 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of September 30, 2011 and December 31, 2010, the Company had accepted additional collateral consisting of various securities with a fair value of $501 million and $23 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of September 30, 2011 and December 31, 2010, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $138 million and $25 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At September 30, 2011 and December 31, 2010, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $120 million and $412 million, respectively.  The aggregate fair value of

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

assets posted as collateral for such instruments as of September 30, 2011 and December 31, 2010 was $120 million and $406 million, respectively.  If the credit risk features of derivative contracts that were in a net liability position at September 30, 2011 and December 31, 2010 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been nil and $6 million, respectively.

13.       Income Taxes

The Company’s effective tax rates were 15% and 17% for the three months and nine months ended September 30, 2011, respectively.  The Company’s effective tax rates were 25% and 23% for the three months and nine months ended September 30, 2010, respectively.  The decrease in the effective tax rate for the three months and nine months ended September 30, 2011 compared to the prior year period primarily reflects an increase in tax advantaged items.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes and future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable the Company to utilize all of its deferred tax assets.  Accordingly, no valuation allowance for deferred tax assets has been established as of September 30, 2011 and December 31, 2010.

The Company has tax benefits related to capital loss carryforwards of $29 million which expire beginning December 31, 2015.

As of September 30, 2011 and December 31, 2010, the Company had gross unrecognized tax benefits of $119 million and $83 million, respectively.  If recognized, approximately $19 million and $39 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net increase of $1 million and $54 million in interest and penalties for the three months and nine months ended September 30, 2011, respectively.  The Company recognized a net reduction of nil and $9 million in interest and penalties for the three months and nine months ended September 30, 2010, respectively.  As of September 30, 2011 and December 31, 2010, the Company had a payable of $30 million and a receivable of $24 million, respectively, related to accrued interest and penalties.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the insurance industry generally.

ITEM 2.                       MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Part I, Item 1.  RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”.  This narrative analysis may contain forward-looking statements that reflect the Company’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  The Company believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 23, 2011 (“2010 10-K”), as well as its current reports on Form 8-K and other publicly available information.

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

The Company will adopt new accounting rules for the deferral of insurance and annuity acquisition costs on January 1, 2012 on a retrospective basis. The Company estimates that the change will reduce the deferred acquisition costs (“DAC”) asset by a range of $2.0 billion to $2.2 billion, which will decrease book value by a range of $1.3 billion to $1.4 billion after tax. The Company estimates that the change will have a marginal impact to net income in 2012.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

The following table presents the Company’s consolidated results of operations (unaudited):

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions, except percentages)
Revenues
Premiums	$376	$371	$5	1%
Net investment income	1,215	1,220	(5)	—
Policy and contract charges	1,146	1,012	134	13
Other revenue	228	198	30	15
Net realized investment gains (losses)	(2)	12	(14)	NM

Total revenues	2,963	2,813	150	5

Benefits and expenses
Benefits, claims, losses and settlement expenses	584	902	(318)	(35)
Interest credited to fixed accounts	632	686	(54)	(8)
Amortization of deferred acquisition costs	513	(12)	525	NM
Other insurance and operating expenses	481	423	58	14

Total benefits and expenses	2,210	1,999	211	11

Pretax income	753	814	(61)	(7)
Income tax provision	129	187	(58)	(31)

Net income	$624	$627	$(3)	—%

NM  Not Meaningful

Overview

Consolidated net income was $624 million for the nine months ended September 30, 2011 compared to $627 million for the prior year period, a decrease of $3 million.  Pretax income decreased $61 million or 7% to $753 million for the nine months ended September 30, 2011 from $814 million for the prior year period primarily due to the impact of updating valuation assumptions and models.

The total pretax impact on the Company’s revenues and expenses attributable to the review of valuation assumptions and models were as follows:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Pretax Benefit (Charge)
Policy and contract charges	$(20)	$(20)
Benefits, claims, losses and settlement expenses	40	(249)
Amortization of DAC	(61)	358
Total	$(41)	$89

The market impact on DAC and deferred sales inducement costs (“DSIC”) amortization was a $44 million pretax charge for the nine months ended September 30, 2011 compared to an $8 million pretax benefit for the prior year period.  The market impact on variable annuity guaranteed living benefits, net of hedges, DAC and DSIC amortization was a $30 million pretax benefit for the nine months ended September 30, 2011 compared to an $18 million pretax expense for the prior year period.

Revenues

Total revenues increased $150 million or 5% to $3.0 billion for the nine months ended September 30, 2011 compared to $2.8 billion for the prior year period.  The increase is primarily due to an increase in policy and contract charges and other revenue.

Policy and contract charges increased $134 million or 13% to $1.1 billion for the nine months ended September 30, 2011 compared to $1.0 billion in the prior year period primarily due to higher fees on variable annuities driven by higher average separate account balances.  Average variable annuities contract accumulation values increased $8.3 billion or 17% from the prior year period primarily due to higher average equity market levels, as well as net inflows.

Other revenue increased $30 million or 15% to $228 million for the nine months ended September 30, 2011 compared to $198 million in the prior year period reflecting higher marketing support and service fees due to higher average separate account balances.

Net realized investment losses for the nine months ended September 30, 2011 were $2 million compared to net realized investment gains of $12 million in the prior year period.  In the nine months ended September 30, 2011, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $15 million offset by other-than-temporary impairments recognized in earnings of $18 million which related to credit losses on non-agency residential mortgage backed securities.  In the nine months ended September 30, 2010, net realized gains from sales on Available-for-Sale securities due to sales, calls and tenders were $40 million and other-than-temporary impairments recognized in earnings of $24 million which primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  In the nine months ended September 30, 2011, the reserves on commercial mortgage loans decreased by $2 million. In the nine months ended September 30, 2010, the reserves on commercial mortgage loans increased by $6 million offset by a $4 million decrease to the allowance for loan losses on below investment grade syndicated loans.

Benefits and Expenses

Total benefits and expenses increased $211 million or 11% to $2.2 billion for the nine months ended September 30, 2011 compared to $2.0 billion in the prior year period.  This increase is primarily due to increases in amortization of DAC and other insurance and operating expenses partially offset by a decrease in benefits, claims, losses and settlement expenses and interest credited to fixed accounts.

Benefits, claims, losses and settlement expenses decreased $318 million or 35% to $584 million for the nine months ended September 30, 2011 compared to $902 million in the prior year period.  Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2011 included a benefit of $40 million from updating valuation assumptions and models compared to an expense of $249 million in the prior year period. The market impact of variable annuity guaranteed living benefits, net of hedges and DSIC amortization, decreased benefits expense by $81 million for the nine months ended September 30, 2011 compared to $8 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which the Company does not hedge.  These decreases were partially offset by an unfavorable change in reserves relative to the prior year period for immediate annuities with life contingencies, primarily due to higher premiums.  In addition, benefits, claims, losses and settlement expenses increased as a result of higher universal life claims and an increase in ongoing reserve levels for universal life products with secondary guarantees compared to the prior year period.  The market impact to DSIC was an expense of $6 million in the 2011 period compared to nil in the prior year period.  Benefits, claims, losses and settlement expenses for the prior year period included a $17 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program (“PN program”), a variable annuity asset allocation program, in the second quarter of 2010.

Interest credited to fixed accounts decreased $54 million or 8% to $632 million for the nine months ended September 30, 2011 compared to $686 million for the prior year period driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances.  Average variable annuities fixed sub-account balances decreased $721 million or 13% to $4.8 billion for the nine months ended September 30, 2011 compared to the prior year period primarily due to the implementation of changes to the PN program in the second quarter of 2010.  The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the nine months ended September 30, 2011 compared to 3.8% in the prior year period.  Average fixed annuities contract accumulation values decreased $270 million or 2% to $14.3 billion for the nine months ended September 30, 2011 compared to the prior year period. Fixed annuities remained in net outflows due to low client demand given current interest rates.

Amortization of DAC increased $525 million to an expense of $513 million for the nine months ended September 30, 2011 compared to a benefit of $12 million in the prior year period.  Amortization of DAC in the nine months ended September 30, 2011 included an expense of $61 million from updating valuation assumptions and models compared to a benefit of $358 million in the prior year period.  Amortization of DAC for the nine months ended September 30, 2011 included an expense of $89 million due to market impacts, including a $51 million expense offsetting lower variable annuity guaranteed living benefits expense.  Amortization of DAC for the nine months ended September 30, 2010 included an expense of $18 million due to market impacts, including a $26 million expense offsetting lower variable annuity guaranteed living benefits expense.  It also includes a benefit of $17 million as a result of the implementation of changes to the PN program.

Other insurance and operating expenses increased $58 million or 14% to $481 million for the nine months ended September 30, 2011 compared to $423 million in the prior year period.  The increase is primarily due to an increase in allocated corporate overhead expenses and sales and marketing expenses in the nine months ended September 30, 2011 compared to the prior year period.

Income Taxes

The Company’s effective tax rate was 17% for the nine months ended September 30, 2011, compared to 23% for the nine months ended September 30, 2010.  The decrease in the effective tax rate compared to the prior year period primarily reflects an increase in tax advantaged items.

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

The guaranteed benefits associated with the Company’s variable annuities are guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

The Company continues to utilize a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities.  This approach works with the premise that matched sensitivities will produce a highly effective hedging result.  The Company’s comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities; Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega).  Additionally, various second order sensitivities are managed.  The Company uses various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures.  The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.

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

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of September 30, 2011.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(56)	$—	$(56)
DAC and DSIC amortization(1) (2)	(149)	—	(149)
Variable annuity riders:
GMDB and GMIB(2)	(51)	—	(51)
GMWB	(135)	212	77
GMAB	(39)	58	19
DAC and DSIC amortization(3)	N/A	N/A	(35)
Total variable annuity riders	(225)	270	10
Equity indexed annuities	1	(1)	—
Total	$(429)	$269	$(195)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(18)	$—	$(18)
Variable annuity riders:
GMWB	488	(596)	(108)
GMAB	55	(62)	(7)
DAC and DSIC amortization(3)	N/A	N/A	33
Total variable annuity riders	543	(658)	(82)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	23	—	23
Total	$548	$(658)	$(77)

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

The above results compare to an estimated negative net impact to pretax income of $209 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $52 million related to a 100 basis point increase in interest rates as of December 31, 2010.  The changes in sensitivities at September 30, 2011 compared to December 31, 2010 are primarily due to the market turmoil in the third quarter of 2011.

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with key policyholder behavior assumptions loaded to provide risk margins and with discount rates increased to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. For variable annuity riders introduced prior to mid-2009, management elected to hedge based on best estimate policyholder behavior assumptions. For riders issued since mid-2009, management has been hedging on a basis that includes risk margins related to policyholder behaviors.  The nonperformance spread risk is not hedged.

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

The following table presents, as of September 30, 2011, the Company’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	—	—	2	2	—	—	7	4	—	—	9	6
2005	3	2	19	17	12	11	—	—	22	17	56	47
2006	—	—	—	—	—	—	3	3	1	1	4	4
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	6	5	—	—	—	—	—	—	6	5
Total Sub-prime	$3	$2	$27	$24	$12	$11	$10	$7	$23	$18	$75	$62
Alt-A
2003 & prior	$—	$—	$10	$11	$2	$3	$—	$—	$—	$—	$12	$14
2004	—	—	—	—	15	17	44	38	14	12	73	67
2005	—	—	—	—	1	1	—	—	189	137	190	138
2006	—	—	—	—	—	—	—	—	9	5	9	5
2007	—	—	—	—	—	—	—	—	24	14	24	14
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	14	14	—	—	—	—	—	—	—	—	14	14
Total Alt-A	$14	$14	$10	$11	$18	$21	$44	$38	$236	$168	$322	$252
Prime
2003 & prior	$61	$65	$—	$—	$61	$59	$—	$—	$—	$—	$122	$124
2004	18	19	—	—	1	1	—	—	28	29	47	49
2005	—	—	3	3	28	30	26	28	105	83	162	144
2006	—	—	—	—	15	16	—	—	29	30	44	46
2007	20	21	—	—	—	—	9	9	12	9	41	39
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,338	1,424	49	58	16	15	—	—	10	18	1,413	1,515
Total Prime	$1,437	$1,529	$52	$61	$121	$121	$35	$37	$184	$169	$1,829	$1,917

Grand Total	$1,454	$1,545	$89	$96	$151	$153	$89	$82	$443	$355	$2,226	$2,231

(1)    Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds.  Credit enhancement has been increased through the Re-Remic process on the securities the Company owns.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2011.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $227 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2011 credit spreads.

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

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At September 30, 2011 and December 31, 2010, the Company had no borrowings from the FHLB.  Beginning in 2010, the Company entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at September 30, 2011 and December 31, 2010 was $504 million and $397 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.

As of September 30, 2011, the outstanding balance under the lines of credit with Ameriprise Financial was $300 million.  As of December 31, 2010, the outstanding balance under the lines of credit with Ameriprise Financial was $3 million which was repaid in full with a payment in January 2011.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid were as follows:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash dividends paid to Ameriprise Financial	$750	$500
Cash dividends paid to RiverSource Life Insurance Company from RiverSource Life of NY	79	—
Cash dividends paid to RiverSource Life Insurance Company from RTA	53	—
Cash dividends paid to RiverSource Life Insurance Company from RiverSource REO 1, LLC	3	—

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	September 30, 2011	December 31, 2010	December 31, 2010
	(in millions)
RiverSource Life Insurance Company	$4,060	$3,813	$652
RiverSource Life Insurance Co. of New York	270	291	38

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

•      changes in and adoptions of relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

•      experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed living benefit annuity riders;

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to Securities and Exchange Commission regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.  It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2011.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: November 7, 2011	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date: November 7, 2011	By	/s/ Brian J. McGrane
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

3.1.1

Copy of Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on January 5, 2007 is incorporated by reference.

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

101*

The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Shareholder’s Equity for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed electronically herewith.

E-1