Form 10-K
period 2011-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2012-02-24
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2012
Common Stock (par value $30 per share)	100,000 shares

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

A majority of RiverSource Life’s business is sold through the retail distribution channel of Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial.  RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.

Annuities: Product Features and Risks

RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFSI. In 2011, cash sales for annuities sold through AFSI were $6.8 billion, of which $6.4 billion were for variable annuity sales and $431 million were for fixed annuity sales.

In the fourth quarter of 2010, RiverSource Life discontinued the sale of variable annuities through third-party banks and broker-dealers in order to focus on the distribution of its variable product offerings and sales through AFSI.  In 2011, RiverSource Life had total cash sales for fixed annuities through third-party banks and broker-dealers of $158 million.

Deferred variable and fixed annuities are products where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. Immediate annuities are products that begin payment within one year of issue and continue for life or for a fixed period of time.  The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets.  Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low.  Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets.  The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

Variable Annuities

A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice.  These underlying investment options may include affiliated RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds (collectively, “VST Funds”) as well as funds of other companies.  Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2011.

RiverSource Life’s Portfolio Navigator asset allocation program is available under its variable annuities. The Portfolio Navigator program allows clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. The Portfolio Navigator program is designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals. RiverSource Life believes the Portfolio Navigator program helps a contract purchaser tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. Columbia Management Investment Advisers, LLC (“CMIA”), RiverSource Life’s investment manager, serves as investment adviser for the funds of funds and all of the underlying funds in which the funds of funds invest.

Approximately 98% of RiverSource Life’s overall variable annuity assets include a guaranteed minimum death benefit (“GMDB”) provision and approximately 50% of RiverSource Life’s overall variable annuity assets include a guaranteed minimum withdrawal benefit (“GMWB”) or guaranteed minimum accumulation benefit (“GMAB”) provision.  In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

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

The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefits RiverSource Life offers (see “General and Separate Account Assets — General Account” below).  As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support.  RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline.  For a discussion of liabilities and reserves related to RiverSource Life’s annuity products, see Part II, Item 7A of this Annual Report on Form 10-K — “Quantitative and Qualitative Disclosures About Market Risk” as well as Note 2, Note 9, Note 10 and Note 16 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

In 2007, RiverSource Life discontinued new sales of equity indexed annuities, however RiverSource Life continues to service existing policies.

Revenues for RiverSource Life’s fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances.

The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.0% to 5.0% as of December 31, 2011.  New contracts issued provide guaranteed minimum interest rates in compliance with state laws.

Insurance: Product Features and Risks

RiverSource Life issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  These solutions are designed to help clients protect their income, grow assets and give to those individuals or causes that they care most about. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses).    Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  Traditional life insurance refers to whole and term life insurance policies. RiverSource Life also offers a chronic care rider, AdvanceSource® rider, on its new permanent insurance products.  This rider allows its policyholders to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.

RiverSource Life’s sales of individual life insurance in 2011, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 30% variable universal life, 65% fixed universal life and 5% traditional life.  RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is utilized by RiverSource Life to mitigate this risk.

Variable Universal Life Insurance

Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.  Investment options may include affiliated VST Funds as well as funds of other companies.  Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 3.0% to 4.5% as of December 31, 2011.  RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges. RiverSource Life’s Portfolio Navigator asset allocation program, as described in “Annuities: Product Features and Risks — Variable Annuities” is also available under its variable universal life insurance products.

Fixed Universal Life Insurance and Traditional Whole Life Insurance

Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate.  The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates.  Fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2.0% to 5.0% as of December 31, 2011.  The majority of fixed universal life policies issued in recent years provide a secondary guarantee that ensures, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.  Approximately 7% of the face amount of RiverSource Life’s in force life insurance is fixed universal life, of which approximately 30% contain a secondary guarantee that generates an additional liability.

In 2009, RiverSource Life discontinued new sales of traditional whole life insurance, however RiverSource Life continues to service existing policies.  RiverSource Life’s in force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.

In 2011, RiverSource Life began offering indexed universal life (“IUL”) insurance. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest.  Also, like universal life insurance, there is a minimum guaranteed credited rate of interest.  Unlike universal life insurance, the rate of credited interest above the minimum guarantee is linked to the S&P 500 Index (subject to cap).

Term Life Insurance

Term life insurance provides a death benefit but it does not build up cash value.  The policyholder chooses the term of coverage with guaranteed premiums at the time of issue.  During the chosen term, RiverSource Life cannot raise premium rates even if claims experience deteriorates.  At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value.  RiverSource Life also offers a term life insurance product that pays the death benefit in the form of a monthly income stream.

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

Long Term Care Insurance
As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance.  Although new product sales were discontinued, RiverSource Life generally retained 50% of the risk on existing contracts and ceded the remaining 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”).  For policies issued by RiverSource Life of NY, this coinsurance only applies to policies issued in 1996 or later.

In 2004, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of nursing home-only indemnity LTC insurance policies.  Implementation of these rate increases began in early 2005 and continues.  Approvals have been received for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 76.4% of premium on all such policies where an increase was requested.

In 2007, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of comprehensive reimbursement LTC insurance policies.  Implementation of these rate increases began in late 2007 and continues. Approvals have been received for some or all requested increases in 48 states, with an average approved cumulative rate increase of 23.9% of premium on all such policies where an increase was requested.

RiverSource Life intends to seek additional rate increases with respect to these policies, subject to regulatory approval.

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

In the general account, RiverSource Life, through its investment manager, CMIA, primarily invests in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk.  The majority of these fixed maturity securities are interest-bearing investments such as government obligations, mortgage backed obligations and various corporate debt instruments.  RiverSource Life does not invest in securities to generate trading profits.

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

Separate Accounts
Variable annuity and insurance products offer separate account investment options. In addition, many of these products offer fixed account options.  Under the separate account option, contractholders and policyholders bear the investment risk.  The separate accounts are registered as unit investment trusts under the Investment Company Act of 1940.  State insurance law prescribes that separate accounts constitute a distinct operation from the general account and as such, assets in the separate accounts are only available to fund the liabilities of the separate accounts. Under the subaccounts of each separate account, RiverSource Life credits or charges income, capital gains and losses only to that subaccount.

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

RiverSource Life receives payments from its affiliate, CMIA, for providing certain sponsor and related servicing activity for the VST Funds which are available as investment options under the variable annuity and life insurance products.  RiverSource Life also receives revenues from assets allocated to subaccounts investing in VST Funds.  These revenues include shareholder services payments as well as payments for marketing, administrative services, training and other services provided by RiverSource Life.

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

Competition

RiverSource Life competes with other insurers and product manufacturers including insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market insurance, annuities, mutual funds, retirement accounts and other financial products.

Competitive factors affecting the sale of RiverSource Life’s annuity and/or insurance products include:

•                  financial strength ratings from agencies such as A.M. Best;

•                  the breadth, quality, design and pricing of products and services offered;

•                  guaranteed benefit features and hedging capability;

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

In addition to being regulated by the Minnesota Department of Commerce, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business.  These other states also regulate the licensing of sales personnel and, in some cases, the underwriting, marketing and contents of insurance policies and annuity contracts.  The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders.  Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activities) are often subject to pre-notification and continuing evaluation by the regulators.  Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies.

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

Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny.  Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices (including sales to older consumers), claims handling, and unclaimed property and escheatment practices and procedures.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted into law.  The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. The scope and impact of the research and reports provided by the FIO, and the extent to which such work may ultimately lead to a more prominent role of the federal government in the regulation of the insurance industry, is uncertain.

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

RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital falls below defined RBC action levels.  At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator.  The “regulatory action level,” which is between 75% and 50% of the RBC requirement, subjects an insurer to examination, analysis and specific corrective action prescribed by the primary state regulator.  If a company’s total adjusted capital falls between 50% and 35% of its RBC requirement, referred to as “authorized control level,” the insurer’s primary state regulator may place the insurer under regulatory control.  Insurers with total adjusted capital below 35% of the requirement will be placed under regulatory control.

At December 31, 2011, RiverSource Life Insurance Company’s company action level RBC was $619 million, and the corresponding total adjusted capital was $3.1 billion, which represents 494% of company action level RBC.

At December 31, 2011, RiverSource Life of NY’s company action level RBC was $41 million, and the corresponding total adjusted capital was $254 million, which represents 619% of company action level RBC.

As described above, RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level.

Financial Strength Ratings

RiverSource Life Insurance Company and RiverSource Life of NY receive ratings from independent rating organizations.  Ratings are important to maintain public confidence in RiverSource Life.  Lowering of RiverSource Life’s ratings could have a material adverse affect on its ability to market its products and could lead to increased surrenders of its products.  Rating organizations evaluate the financial soundness and claims-paying ability of insurance companies continually, and base their ratings on a number of different factors, including market position in core products and market segments, risk-adjusted capitalization and the quality of investment portfolios.

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

The financial strength ratings for RiverSource Life can be found at ir.ameriprise.com. For the most current ratings information, please see the individual rating agency’s website.

Reinsurance

RiverSource Life reinsures a portion of the insurance risks associated with its life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies.  RiverSource Life uses reinsurance to limit losses, reduce exposure to large risks and provide additional capacity for future growth.  To manage exposure to losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties.  RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.

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

For existing LTC policies, RiverSource Life retained 50% of the risk and ceded on a coinsurance basis the remaining 50% of the risk to Genworth. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2011, RiverSource Life’s credit exposure to Genworth under this reinsurance arrangement was approximately $1.5 billion. Genworth also serves as claims administrator for RiverSource Life’s LTC policies.

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

RiverSource Life also has life insurance and fixed annuity risk previously assumed under reinsurance arrangements with unaffiliated insurance companies.  As of December 31, 2011, the amount related to assumed reinsurance arrangements was $629 million.

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

RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations, interest rate fluctuations and economic and other factors.  Many factors of a global or localized nature include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies.  In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s businesses.  Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business. RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations, and future impacts associated with such variations may differ from historical impacts.  In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products.  Although RiverSource Life typically hedges to mitigate some of the effect of such fluctuations, significant changes in interest rates could have a material adverse impact on RiverSource Life’s results of operations.

Declines and volatility in U.S. and global market conditions have impacted RiverSource Life’s business in the past and may continue to do so.  RiverSource Life’s business has been and in the future may be adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally.

During periods of increasing market interest rates, RiverSource Life offers higher crediting rates on interest-sensitive products, such as fixed universal life insurance and fixed annuities and RiverSource Life increases crediting rates on in force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower “spread,” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business.  Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life’s investment assets.  These earlier outflows and asset maturity extensions may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life’s financial condition and results of operations.  An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which would increase its expenses and reduce its net income.

During periods of falling interest rates or stagnancy of low interest rates, RiverSource Life’s spread may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates.  Due to the long-term nature of the liabilities associated with RiverSource Life’s long term care and fixed universal life with secondary guarantees, as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs.  In addition, reduced or negative spreads may require RiverSource Life to accelerate amortization of DAC, which would increase its expenses and reduce its net income.

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

Significant downturns and volatility in equity markets may have, and have in the past had, an adverse effect on RiverSource Life’s financial condition and results of operations. Market downturns and volatility may cause, and have caused, potential new purchasers to refrain from purchasing RiverSource Life’s variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns may cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products. Downturns and volatility may also have an adverse effect on the performance of RiverSource Life’s investment portfolio.  In addition, market downturns and volatility in equity markets may cause and have caused RiverSource Life to accelerate amortization of DAC, which increases its expenses and reduces its net income.

Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on RiverSource Life’s asset-based revenues because the value of equity-based separate account assets will be reduced.

The GMAB and the non-life contingent benefits associated with GMWB provisions offered with certain RiverSource Life variable annuities create obligations which are carried at fair value separately from the underlying host variable annuity contract.  Changes in the fair value of these GMAB and GMWB obligations are recorded through earnings with fair value calculated by estimating the present value of future benefits, less applicable fees, using actuarial models, which simulate various economic scenarios.  Changes in interest rates, equity prices and/or equity market volatility may impact the fair value of the GMAB and GMWB liabilities.  Although RiverSource Life typically hedges against such changes, a significant change in either equity price levels or equity market volatility may result in a net adverse impact to current period financial statements.  Further, RiverSource Life’s cost of hedging these guarantees has increased as a result of low interest rates and volatility in the equity markets.  In addition, continued heightened volatility creates greater uncertainty for the accuracy of RiverSource Life’s future hedging effectiveness.

A significant market decline in equity price levels could also result in guaranteed minimum benefits under GMDB and GMIB provisions being higher than current account values would support, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.  RiverSource Life does not currently hedge or reinsure GMIB or GMDB provisions.

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

RiverSource Life believes the level of cash and securities it maintains, when combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term benefit and claims payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may access financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing would depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, as well as the possibility that customers or potential third-party lenders could develop a negative perception of RiverSource Life’s long- or short-term financial prospects if it incurs large investment losses or if the level of its business activity decreases due to a market downturn. Similarly, RiverSource Life’s access to funds may be impaired if regulatory authorities or rating organizations take actions against it.  Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with applicable regulations and may be subject to the prior approval of state insurance regulators.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit RiverSource Life’s or its parent’s access to capital required to operate its business.  Such market conditions may limit RiverSource Life’s ability to satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow its business. As such, RiverSource Life may be forced to use different types of capital than it would otherwise use, less effectively deploy such capital or bear an unattractive cost of capital which could decrease RiverSource Life’s profitability and significantly reduce its financial flexibility.

The impairment of other financial institutions could adversely affect RiverSource Life.

RiverSource Life has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers and other investment funds and other institutions. The operations of U.S. and global financial services institutions are highly interconnected and a decline in the financial condition of one or more financial services institutions may expose RiverSource Life to credit losses or defaults, limit access to liquidity or otherwise disrupt the operations of RiverSource Life’s business.

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

Downgrades in the credit or financial strength ratings assigned to the counterparties with whom RiverSource Life transacts business could create the perception that its financial condition will be adversely impacted as a result of potential future defaults by such counterparties.  Additionally, RiverSource Life could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions.

The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds.

RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations.  The financial crisis of 2008 and 2009 and subsequent uncertainty and volatility in the U.S. economy and financial markets have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.

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

Changes in the supervision and regulation of the financial industry could materially impact RiverSource Life’s business.

In July 2010, the Dodd-Frank Act was enacted into law.  The Dodd-Frank Act calls for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors.  Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until regulatory agencies adopt final rules.  The impact of the Dodd-Frank Act on RiverSource Life, the financial industry and the economy cannot be known until the rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.

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

In July 2010, the SEC proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the Investment Company Act of 1940, with respect to how mutual funds and underlying funds of separate accounts collect and pay fees to cover the costs of selling and marketing their shares.  The proposed changes have been subject to a public comment period and, following any enactment, would be phased in over a number of years. As these measures are not final nor undergoing implementation throughout the financial services industry, the impact of changes such as those currently proposed cannot be predicted at this time.

RiverSource Life’s business is regulated heavily, and changes to the laws and regulations may have an adverse effect on RiverSource Life’s operations, reputation and financial condition.

RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight.  For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of this Annual Report on Form 10-K — “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Any changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its operations and financial condition. Such changes may impact the operations and profitability of RiverSource Life, including with respect to the scope of products and services provided and the incurrence of additional costs of doing business. The recent economic crisis has resulted in numerous changes to regulation and oversight of the insurance industry, the full impact of which has yet to be realized. Any incremental requirements, costs and risks imposed on RiverSource Life in connection with such current or future legislative or regulatory changes, may constrain its ability to market its products to potential customers, and could negatively impact its profitability and make it more difficult for RiverSource Life to pursue its growth strategy.

Some of the changes resulting from rules and regulations called for under the Dodd-Frank Act could present operational challenges and increase costs.  For example, in the area of derivatives, higher margin and capital requirements, coupled with more restrictive collateral rules, could impact RiverSource Life’s ability to effectively manage and hedge risk.  Ultimately these complexities and increased costs could have an impact on RiverSource Life’s ability to offer cost-effective and innovative insurance products to its clients.

RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles.  State regulators continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices.  The NAIC adopted a change to require principles-based reserves for variable annuities at the end of 2009, and continues to discuss moving to a principles-based reserving system for other insurance and annuity products.  The requirement for principles-based variable annuity reserves, along with a similar risk-based capital requirement adopted previously, may result in statutory reserves and risk-based capital for variable annuities being more sensitive to changes in equity prices and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements.  Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, may have on RiverSource Life or its competitors.

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

Changes in and the adoption of accounting standards could have a material impact on RiverSource Life’s financial statements.

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

Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2011, 6% of RiverSource Life’s invested assets had ratings below investment-grade.  Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.  Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.

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

In addition, RiverSource Life uses a variety of derivative instruments (including options, forwards and interest rate swaps) with a number of counterparties to hedge business risks.  The amount and breadth of exposure to derivative counterparties, as well as the cost of derivative instruments, have increased significantly in connection with RiverSource Life’s strategies to hedge guaranteed benefit obligations under its variable annuity products.  If RiverSource Life’s counterparties fail to honor their obligations under the derivative instruments in a timely manner, RiverSource Life’s hedges of the related risk will be ineffective. That failure could have a material adverse effect on RiverSource Life’s financial condition and results of operations.  This risk of failure of RiverSource Life’s hedge transactions from counterparty default may be increased by capital market volatility.

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

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer, and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential, which assumptions and estimates are more difficult to make with certainty under current market conditions.

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

During periods of market disruption, including periods of significantly rising or high interest rates and/or rapidly widening credit spreads or illiquidity, it may be difficult to value certain of RiverSource Life’s securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within RiverSource Life’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on RiverSource Life’s financial condition or results of operations.

Some of RiverSource Life’s investments are relatively illiquid.

RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, and collateralized debt obligations, among others, all of which are relatively illiquid. These asset classes represented 16% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2011.  If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.

Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively impact RiverSource Life’s ability to maintain or increase its market share and profitability.

RiverSource Life operates in an intensely competitive industry. RiverSource Life competes based on a number of factors including name recognition, service, investment performance, product features, price, perceived financial strength, and claims-paying ability ratings. RiverSource Life’s competitors include insurers, asset managers and other financial institutions. RiverSource Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or have higher claims-paying ability ratings than RiverSource Life does.  Some of RiverSource Life’s competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for RiverSource Life to introduce new products and services.  Some of RiverSource Life’s competitors’ proprietary products or technology could be similar to its own, and this could result in disputes that could impact RiverSource Life’s financial condition or results of operations.  In addition, over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.  This convergence could result in RiverSource Life’s competitors gaining greater resources and RiverSource Life may experience pressures on its pricing and market share as a result of these factors.

Historically, Ameriprise Financial’s affiliated advisor network (both franchise advisors and those employed by AFSI) provided annuity and insurance products issued almost exclusively (in the case of annuities) or predominantly (in the case of insurance products) by RiverSource Life. In 2010, Ameriprise Financial expanded the offerings available to its affiliated advisors to include variable annuities issued by a limited number of unaffiliated insurance companies.  As a result of this and further openings of Ameriprise Financial’s affiliated advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.

In late 2010, RiverSource Life discontinued the distribution of its variable annuities through third-party channels.  This could impact the persistency of business sold previously through these channels, possibly resulting in the acceleration of DAC amortization or other adverse effects on RiverSource Life’s results of operations.

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

AFSI may be unable to attract and retain financial advisors.

RiverSource Life is dependent on the affiliated financial advisors of AFSI for a significant portion of the sales of its annuity and insurance products. A significant number of the affiliated financial advisors operate as independent contractors under a franchise agreement with AFSI. There can be no assurance that AFSI will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFSI is unable to attract and retain quality financial advisors, fewer advisors would be available to sell RiverSource Life’s annuity and insurance products and RiverSource Life’s financial condition and results of operations could be materially adversely affected.

RiverSource Life and its affiliates face intense competition in attracting and retaining key talent.

RiverSource Life’s continued success depends to a substantial degree on its, and its affiliates’, ability to attract and retain qualified people. The market for qualified talent is extremely competitive. If RiverSource Life is unable to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely impacted.

Damage to the reputation of RiverSource Life or its affiliates could adversely affect the business of RiverSource Life.

The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects of RiverSource Life and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior and the misconduct of employees, affiliated advisors and counterparties. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.

RiverSource Life’s reputation is also dependent on its continued identification of and mitigation against conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between RiverSource Life’s position as a manufacturer of insurance and annuity products and the position of AFSI, the distributor of these products. RiverSource Life and its affiliated entities have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest. However, identifying and appropriately addressing conflicts of interest is complex and RiverSource Life’s reputation could be damaged if it fails, or appears to fail, to address conflicts of interest appropriately. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make RiverSource Life’s clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect RiverSource Life’s business.

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

RiverSource Life cannot always deter misconduct by employees and agents and its affiliates’ employees and agents and the precautions RiverSource Life takes to prevent and detect this activity may not be effective in all cases.  RiverSource Life cannot also assure that misconduct by employees and agents and its affiliates’ employees and agents will not lead to a material adverse effect on its business, financial condition or results of operations.

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

In view of the difficulties experienced recently by certain companies in the insurance industry, the ratings organizations have heightened the level of scrutiny that they apply and have requested additional information from the companies that they rate. They may increase the frequency and scope of their reviews or adjust upward the capital and other requirements employed in the ratings organizations’ models for maintenance of ratings levels.  Ratings organizations may also become subject to tighter laws and regulations governing ratings, which may in turn impact ratings assigned to insurance companies.

RiverSource Life cannot predict what actions ratings organizations may take, or what actions RiverSource Life may take in response to the actions of ratings organizations, which could adversely affect its business. As with other companies in the insurance industry, RiverSource Life’s ratings could be changed at any time and without any notice by the ratings organizations.

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

RiverSource Life sets prices for its life, DI and LTC insurance and some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, the morbidity rates, or likelihood of sickness, and mortality rates, or likelihood of death. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. For example, if morbidity rates are higher or mortality rates are lower than its pricing assumptions, RiverSource Life could be required to make greater payments under DI insurance policies, chronic care riders and immediate annuity contracts than it had projected.  The same holds true for LTC policies RiverSource Life previously underwrote to the extent of the risks that RiverSource Life retained.  If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.

The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals.  As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance.  RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies that it had previously underwritten and by limiting its present LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers, and RiverSource Life has also implemented rate increases on certain in force policies as described in Item 1 of this Annual Report on Form 10-K — “Business — Insurance: Product Features and Risks — Long Term Care Insurance.”  RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.

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

For RiverSource Life’s LTC insurance and universal life insurance policies with secondary guarantees, as well as variable annuities with GMWB, actual persistency that is higher than its persistency assumptions could have a negative impact on profitability. If these policies remain in force longer than RiverSource Life assumed, RiverSource Life could be required to make greater benefit payments than it had anticipated when it priced or partially reinsured these products.  Some of its LTC insurance policies have experienced higher persistency and poorer morbidity experience than RiverSource Life had assumed, which led it to increase premium rates on certain policies.

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism insurrections and military actions, could adversely affect the financial condition or results of operations of RiverSource Life. Such disasters and catastrophes may damage its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations, and by impacting claims, as described below.  Such disasters and catastrophes may also impact RiverSource Life indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.

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

RiverSource Life cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can RiverSource Life predict the impact that changing climate conditions may have on the frequency and severity of natural disasters.  As such, RiverSource Life cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes, including predictive modeling, establishing liabilities for expected claims, acquiring insurance and reinsurance and developing business continuity plans, will be effective.

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

RiverSource Life also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by RiverSource Life’s products, methods, processes or services or could otherwise limit its ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against RiverSource Life. RiverSource Life may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If RiverSource Life were found to have infringed or misappropriated a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances, could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on RiverSource Life’s business, financial condition and results of operations.

Breaches of security, or interference with RiverSource Life’s technology infrastructure, could harm its business.

The business of RiverSource Life and its affiliates is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct business activities and transactions with clients, distributors, vendors and other third parties.  Maintaining the integrity of the systems and networks of RiverSource Life and its affiliates is critical to the success of RiverSource Life’s business operations, including the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. Accordingly, any breaches or interference with such systems and networks by third parties or by RiverSource Life’s employees may have a material adverse impact on RiverSource Life’s business, financial condition or results of operations.

RiverSource Life and its affiliates have implemented security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance.  RiverSource Life and its affiliates also require third party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with or process information pertaining to RiverSource Life’s business or its clients to meet certain information security standards. Despite these measures, RiverSource Life cannot assure that the systems and networks of RiverSource Life and its affiliates will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to its business.  Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life could suffer harm to its business and reputation if attempted security breaches are publicized. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with its products and services.

Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.

System or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, causing harm to its business and reputation and resulting in loss of customers or revenue.  Interruptions could be caused by operational failures arising from employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology.  RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers.  These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond its control. Further, RiverSource Life faces the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds and business-driven hedging, compliance and other risk management strategies. Any such failure, termination or constraint could adversely impact its ability to effect transactions, service its clients and manage its exposure to risk.

RiverSource Life’s risk management policies and procedures may not be fully effective in identifying or mitigating its risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

RiverSource Life has devoted significant resources to develop its risk management policies and procedures and will continue to do so. Nonetheless, RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically derived correlations upon which these methods are based may not be valid.  As a result, these methods may not predict future exposures accurately, which could be significantly greater than what its models indicate. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.

Moreover, RiverSource Life is subject to the risks of errors and misconduct by its employees and affiliated advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information.  These risks are difficult to detect in advance and deter, and could harm RiverSource Life’s business, financial condition or results of operations.  RiverSource Life is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in its businesses.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life’s risk exposure in all market environments or against all types of risk.  Insurance and other traditional risk-shifting tools may be held by or available to RiverSource Life in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

Changes in U.S. federal income or estate tax law could make some of RiverSource Life’s products less attractive to clients.

Many of the products RiverSource Life issues or on which its business is based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could make some of its products less attractive to clients.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

RiverSource Life Insurance Company owns and leases office space in Minneapolis, Minnesota.  RiverSource Life of NY rents office space in Albany, New York.  RiverSource Life believes that the facilities it occupies are suitable and adequate.

ITEM 3.                                                     LEGAL PROCEEDINGS

Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny.  Numerous state and federal regulatory agencies have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), claims handling, and unclaimed property and escheatment practices and procedures.  With regard to an industry-wide investigation of unclaimed property and escheatment practices and procedures, RiverSource Life is responding to regulatory audits, market conduct examinations and other inquires (including inquiries from the States of Minnesota and New York).  RiverSource Life has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

RiverSource Life is involved in the normal course of business in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its business activities.  RiverSource Life believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory investigation or proceedings that would have a material adverse effect on its consolidated financial condition, results of operations or liquidity.  However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-K as the “Company”.

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

Valuation of Investments

The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. The fair value of the Company’s Available-for-Sale securities at December 31, 2011 was primarily obtained from third-party pricing sources.  The Company records unrealized securities gains (losses) in accumulated other comprehensive income (loss), net of impacts to deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), certain benefit reserves and income taxes.  The Company recognizes gains and losses in results of operations upon disposition of the securities.

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

Deferred Acquisition Costs and Deferred Sales Inducement Costs

For the Company’s annuity and life, disability income (“DI”) and long term care (“LTC”) insurance products, the DAC and DSIC balances at any reporting date are supported by projections that show whether management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and policyholder behavior over periods extending well into the future. Projection periods used for the Company’s annuity products are typically 30 to 50 years.  Projection periods for its life and LTC insurance products are often 50 years or longer and projection periods for its DI products can be up to 45 years. Management regularly monitors financial market conditions and actual policyholder behavior experience and compares them to its assumptions.

For annuity and universal life (“UL”) insurance products, the assumptions made in projecting future results and calculating the DAC balance and DAC amortization expense are management’s best estimates. Management is required to update these assumptions whenever it appears that, based on actual experience or other evidence, earlier estimates should be revised. When assumptions are changed, the percentage of estimated gross profits used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.  For products with associated DSIC, the same policy applies in calculating the DSIC balance and periodic DSIC amortization.

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

The client asset value growth rates are the rates at which variable annuity and variable universal life (“VUL”) insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6% for fixed income funds.  The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance.  The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(38)

Decrease in near-term equity fund growth returns by 100 basis points	(37)
Decrease in long-term equity fund growth returns by 100 basis points	(27)
Decrease in future near and long-term equity returns by 100 basis points	$(64)

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

Future Policy Benefits and Policy Claims and Other Policyholders’ Funds

Fixed Annuities and Variable Annuity Guarantees

Future policy benefits and policy claims and other policyholders’ funds related to fixed annuities and variable annuity guarantees include liabilities for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities (“EIA”) and fixed annuities in a payout status.

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value. See Note 13 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability.  Significant assumptions made in projecting future benefits and fees relate to persistency and benefit utilization. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for EIA are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 4.25% to 9.5% at December 31, 2011, depending on year of issue, with an average rate of approximately 5.47%.

Life, Disability Income and Long Term Care Insurance

Future policy benefits and policy claims and other policyholders’ funds related to life, DI and LTC insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of indexed universal life (“IUL”) products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values.   Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits.  Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience.  Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2011, with an average rate of 4.5%.  Interest rates used with LTC claims ranged from 4.0% to 7.0% at December 31, 2011, with an average rate of 4.2%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 4.0% to 10.0% at December 31, 2011, depending on policy form, issue year and policy duration. Anticipated interest rates for DI policies ranged from 4.0% to 7.5% at December 31, 2011, depending on policy form, issue year and policy duration.  Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2011.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverables.

Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage its exposure to various market risks.  Examples include index options, interest rate swaps and swaptions, total return swaps and futures that economically hedge the equity and interest rate exposure of derivatives embedded in certain annuity and life liabilities. All derivatives are recorded at fair value.  The fair value of the Company’s derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available.

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

The Company’s policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.  For derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges, changes in fair value are recognized in current period earnings.  The changes in fair value of derivatives hedging variable annuity living benefits and certain variable annuity death benefits, when applicable, are included within benefits, claims, losses and settlement expenses.  The changes in fair value of derivatives hedging EIA and IUL products are included within interest credited to fixed accounts. The changes in fair value of all other derivatives that do not qualify for hedge accounting or are not designated as hedges are a component of net investment income.

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

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, LTC and DI ceded on a coinsurance basis, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of policy and contract charges.  In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC.  The assumptions used to project the expected cash flows are consistent with those used for DAC asset valuation for the same contracts.  Changes in the net cost of reinsurance are reflected as a component of policy and contract charges.  Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

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

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among the Company’s deferred taxes is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Management may need to identify and implement appropriate planning strategies to ensure the Company’s ability to realize its deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.  In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state net operating losses, and therefore a valuation allowance of $4 million has been established at December 31, 2011.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

The Company adopted new accounting rules for the deferral of insurance and annuity acquisition costs on January 1, 2012 on a retrospective basis. The change reduced the DAC asset by $2.0 billion, which decreased retained earnings by $1.4 billion after tax. The Company estimates that the adoption will have a marginal impact to net income in 2012.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,
	2011	2010	Change
	(in millions, except percentages)
Revenues
Premiums	$493	$489	$4	1%
Net investment income	1,593	1,629	(36)	(2)
Policy and contract charges	1,540	1,389	151	11
Other revenues	303	272	31	11
Net realized investment gains	5	16	(11)	(69)

Total revenues	3,934	3,795	139	4

Benefits and expenses
Benefits, claims, losses and settlement expenses	950	1,203	(253)	(21)
Interest credited to fixed accounts	853	909	(56)	(6)
Amortization of deferred acquisition costs	539	53	486	NM
Other insurance and operating expenses	645	582	63	11

Total benefits and expenses	2,987	2,747	240	9

Pretax income	947	1,048	(101)	(10)
Income tax provision	168	252	(84)	(33)

Net income	$779	$796	$(17)	(2)

NM  Not Meaningful.

Overview

Consolidated net income was $779 million for the year ended December 31, 2011 compared to $796 million for the year ended December 31, 2010, a decrease of $17 million or 2%. Pretax income decreased $101 million or 10% to $947 million for the year ended December 31, 2011 from $1.0 billion for the year ended December 31, 2010. The decrease was primarily driven by a decrease in net investment income and increases in amortization of DAC and other insurance and operating expenses.  These decreases to net income were partially offset by an increase in policy and contract charges and decreases in benefits, claims, losses and settlement expenses and interest credited to fixed accounts.

Results of operations will continue to be negatively impacted by the ongoing low interest rate environment in 2012.  In addition to continuing spread compression in the Company’s interest sensitive product lines throughout the year, there is also the potential for interest rate related impacts to DAC and DSIC amortization and the level of reserves as a result of the Company’s ongoing review of various actuarial related assumptions, which could be material.

The total pretax impacts on the Company’s revenues and expenses attributable to the review of valuation assumptions and model changes were as follows:

	Years Ended December 31,
	2011	2010
	(in millions)
Pretax Benefit (Charge)
Policy and contract charges	$(20)	$(20)
Benefits, claims, losses and settlement expenses	40	(249)
Amortization of DAC	(61)	358
Total	$(41)	$89

The market impact on DAC and DSIC amortization was a $17 million pretax charge for the year ended December 31, 2011 compared to a $34 million pretax benefit for the prior year period.  The market impact on variable annuity guaranteed living benefits expense, net of hedges, DAC and DSIC amortization was a $61 million pretax expense for both years ended December 31, 2011 and 2010.

Revenues

Total revenues increased $139 million or 4% to $3.9 billion for the year ended December 31, 2011 compared to $3.8 billion in 2010 primarily due to an increase in policy and contract charges and other revenue.

Policy and contract charges increased $151 million or 11% to $1.5 billion for the year ended December 31, 2011 compared to $1.4 billion in the prior year primarily due to higher fees on variable annuities driven by higher average separate account balances.  Average variable annuities contract accumulation values increased $6.4 billion or 12% from the prior year due to higher average equity market levels as well as net inflows.

Other revenues increased $31 million or 11% to $303 million for the year ended December 31, 2011 compared to $272 million in the prior year reflecting higher marketing support and service fees due to higher average separate account balances.

Net realized investment gains decreased $11 million or 69% to $5 million for the year ended December 31, 2011 compared to $16 million for the year ended December 31, 2010.  For the year ended December 31, 2011, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $28 million partially offset by other-than-temporary impairments recognized in earnings of $24 million which related to credit losses on non-agency residential mortgage backed securities. For the year ended December 31, 2010, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $47 million partially offset by other-than-temporary impairments recognized in earnings of $28 million which primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  For the year ended December 31, 2011, the reserves on commercial mortgage loans decreased by $3 million partially offset by a realized loss of $1 million on commercial mortgage loans.  For the year ended December 31, 2010, the allowance for loan losses on syndicated loans decreased by $7 million partially offset by a $6 million increase in the reserves on commercial mortgage loans.

Benefits and Expenses

Total benefits and expenses increased $240 million or 9% to $3 billion for the year ended December 31, 2011 compared to $2.7 billion for the year ended December 31, 2010.   This increase is primarily due to increases in amortization of DAC and other insurance and operating expenses partially offset by a decrease in benefits, claims, losses and settlement expenses and interest credited to fixed accounts.

Benefits, claims, losses and settlement expenses decreased $253 million or 21% to $950 million for the year ended December 31, 2011 compared to $1.2 billion in the prior year. Benefits, claims, losses and settlement expenses for the year ended December 31, 2011 included a benefit of $40 million from updating valuation assumptions and models compared to an expense of $249 million in the prior year.  The market impact on variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased benefits expense by $71 million in 2011 compared to $64 million in the prior year.  The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which the Company does not hedge.  These decreases were partially offset by an unfavorable change in reserves relative to the prior year for immediate annuities with life contingencies, driven by higher premiums. In addition, benefits, claims, losses and settlement expenses increased as a result of higher UL claims and an increase in ongoing reserve levels for UL products with secondary guarantees compared to the prior year.  The market impact to DSIC was an expense of $2 million in 2011 compared to a benefit of $3 million in the prior year.  Benefits, claims, losses and settlement expenses for the prior year included a $17 million expense, net of DSIC, as a result of the implementation of changes to the Portfolio Navigator program (“PN program”), a variable annuity asset allocation program, in the second quarter of 2010.

Interest credited to fixed accounts decreased $56 million or 6% to $853 million for the year ended December 31, 2011  compared to $909 million for the prior year driven by lower average variable annuities fixed sub-account balances and a lower average crediting rate on interest sensitive fixed annuities, as well as lower average fixed annuity account balances.  Average variable annuities fixed sub-account balances decreased $580 million or 11% to $4.8 billion for the year ended December 31, 2011 compared to the prior year primarily due to the implementation of changes to the PN program in the second quarter of 2010.  The average fixed annuity crediting rate excluding capitalized interest decreased to 3.7% for the year ended December 31, 2011 compared to 3.8% for the prior year.  Average fixed annuities contract accumulation values decreased $265 million or 2% to $14.3 billion for the year ended December 31, 2011 compared to the prior year due to outflows. Fixed annuities remained in net outflows due to low client demand given current interest rates.

Amortization of DAC increased $486 million to $539 million for the year ended December 31, 2011 compared to $53 million in the prior year.  Amortization of DAC in 2011 included an expense of $61 million from updating valuation assumptions and models compared to a benefit of $358 million in the prior year.  Amortization of DAC in 2011 included an expense of $5 million due to market impacts, including a $10 million benefit offsetting higher variable annuity guaranteed living benefits expense.  Amortization of DAC in 2010 included a benefit of $34 million due to market impacts, including a $3 million benefit offsetting higher variable annuity guaranteed living benefits expense.  Amortization of DAC in 2010 also included a benefit of $17 million as a result of the implementation of changes to the PN program.

Other insurance and operating expenses increased $63 million or 11% to $645 million for the year ended December 31, 2011 compared to $582 million in the prior year.  The increase is primarily due to an increase in allocated corporate overhead expenses and distribution expenses in 2011 compared to the prior year.

Income Taxes

The Company’s effective tax rate was 18% for the year ended December 31, 2011 compared to 24% for the year ended December 31, 2010.   The decrease in the effective tax rate compared to the prior year primarily reflects a favorable audit settlement related to the dividends received deduction as well as lower pretax income relative to tax advantaged items.

It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on the Company’s income tax expense and deferred tax balances.

Fair Value Measurements

The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale.  The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Non-binding broker quotes are obtained when quotes from third-party pricing services are not available.  The Company validates prices obtained from third parties through a variety of means as described in Note 13 in the Company’s Consolidated Financial Statements.

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles.  The Company has exposure to each of these types of loans predominantly through mortgage backed and asset backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Persistent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of the Company’s risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that the Company will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, the Company performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of December 31, 2011, the Company’s non-agency residential mortgage backed and asset backed securities backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2003 & prior	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
2004	—	—	2	2	—	—	—	—	7	4	9	6
2005	2	2	19	16	10	10	—	—	22	17	53	45
2006	—	—	—	—	—	—	2	2	1	1	3	3
2007	—	—	—	—	—	—	—	—	—	—	—	—
2008	—	—	6	5	—	—	—	—	—	—	6	5
Total Sub-prime	$2	$2	$27	$23	$10	$10	$2	$2	$30	$22	$71	$59
Alt-A
2003 & prior	$—	$—	$9	$10	$—	$—	$2	$3	$—	$—	$11	$13
2004	—	—	—	—	15	17	44	38	13	10	72	65
2005	—	—	—	—	1	1	—	—	182	124	183	125
2006	—	—	—	—	—	—	—	—	8	4	8	4
2007	—	—	—	—	—	—	—	—	24	14	24	14
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	13	13	—	—	—	—	—	—	—	—	13	13
Total Alt-A	$13	$13	$9	$10	$16	$18	$46	$41	$227	$152	$311	$234
Prime
2003 & prior	$55	$58	$—	$—	$58	$56	$—	$—	$—	$—	$113	$114
2004	6	6	12	12	1	1	—	—	25	25	44	44
2005	—	—	3	3	15	16	—	—	135	114	153	133
2006	—	—	—	—	14	15	—	—	29	29	43	44
2007	—	—	—	—	8	8	—	—	31	28	39	36
2008	—	—	—	—	—	—	—	—	—	—	—	—
Re-Remic(1)	1,158	1,226	175	187	98	102	—	—	9	16	1,440	1,531
Total Prime	$1,219	$1,290	$190	$202	$194	$198	$—	$—	$229	$212	$1,832	$1,902

Grand Total	$1,234	$1,305	$226	$235	$220	$226	$48	$43	$486	$386	$2,214	$2,195

(1)          Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities the Company owns.

European Exposure

The following table presents, as of December 31, 2011, the Company’s exposure to European debt by country segregated between sovereign and non-sovereign (financial and non-financial corporate debt) exposure:

	Sovereign		Financials		Non-Financials		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	% of Invested Assets(1)
	(in millions, except percentages)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	—%
Italy	—	—	—	—	117	114	117	114	0.4
Ireland	—	—	—	—	40	39	40	39	0.1
Portugal	—	—	—	—	—	—	—	—	—
Spain	—	—	—	—	130	126	130	126	0.4
Subtotal	—	—	—	—	287	279	287	279	0.9
Other European exposure	30	31	420	387	813	877	1,263	1,295	4.1
Total	$30	$31	$420	$387	$1,100	$1,156	$1,550	$1,574	5.0%

(1)          Invested assets include cash and cash equivalents and investments.

The non-financial corporate debt holdings in Greece, Italy, Ireland, Portugal and Spain are primarily in utilities/telecommunications. The non-financial corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. The Company has no exposure to deeply subordinated instruments. The Company does not hedge its European exposure and has no unfunded commitments related to its European debt holdings as of December 31, 2011.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on non-binding broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2011. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $226 million, net of DAC and DSIC amortization and income taxes, based on December 31, 2011 credit spreads.

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

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At December 31, 2011 and 2010, the Company had no borrowings from the FHLB.  Beginning in 2010, the Company entered into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at December 31, 2011 and 2010 was $504 million and $397 million, respectively, which are collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.

As of December 31, 2011, the outstanding balance under the lines of credit with Ameriprise Financial was $300 million.  As of December 31, 2010, the outstanding balance under the lines of credit with Ameriprise Financial was $3 million which was repaid in full with a payment in January 2011.

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

Capital Activity

Dividends paid and received by RiverSource Life Insurance Company were as follows:

	2011	2010	2009
	(in millions)
Cash dividends paid to Ameriprise Financial	$750	$500	$—
Non-cash dividend paid to Ameriprise Financial	850	—	—
Cash dividends received from RiverSource Life of NY	79	28	—
Cash dividends received from RTA	53	63	22
Cash dividends received from RiverSource REO 1, LLC	3	—	—

For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds.  See Note15 to the Consolidated Financial Statements for additional information.

During 2011, RiverSource Life Insurance Company made cash contributions to RTA of $111 million for ongoing funding commitments related to affordable housing partnership investments.

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

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements.  Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital(a)		Regulatory Capital Requirement(b)
	2011	2010	2011	2010
	(in millions)
RiverSource Life Insurance Company	$3,058	$3,813	$619	$652
RiverSource Life of NY	254	291	41	38

(a)          Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments

The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations.  Payments due by period as of December 31, 2011 were as follows:

	Total	2012	2013- 2014	2015- 2016	2017 and Thereafter
	(in millions)
Insurance and annuities(1)	$48,653	$2,582	$5,587	$5,834	$34,650
Deferred premium options(2)	2,531	372	673	561	925
Line of credit with Ameriprise Financial(3)	300	300	—	—	—
Affordable housing partnerships(4)	267	168	96	1	2
Total	$51,751	$3,422	$6,356	$6,396	$35,577

(1)          These scheduled payments are represented by reserves of approximately $31.2 billion at December 31, 2011 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions.  Actual payment obligations may differ if experience varies from these assumptions.  Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)          The fair value of these commitments included on the Consolidated Balance Sheets was $2.4 billion as of December 31, 2011.  See Note 16 to the Consolidated Financial Statements for more information about deferred premium options.

(3)          The line of credit agreement with Ameriprise Financial does not include a repayment schedule.

(4)          Affordable housing partnership commitments are related to investments in low income housing tax credit partnerships.  Call dates for the obligations presented are either date or event specific.  For date specific obligations, the Company is required to fund a specified amount on a stated date provided there are no defaults under the agreement.  For event specific obligations, the Company is required to fund a specified amount of its capital commitment when properties in a fund become fully stabilized.  For event specific obligations, the estimated call date of these commitments is used in the table above.

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $15 million at December 31, 2011.

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

The Company’s owned investment securities are primarily invested in long-term and intermediate-term fixed maturity securities to provide clients with a competitive rate of return on their investments while managing risk. Investments in fixed maturity securities are designed to provide the Company with a targeted margin between the yield earned on investments and the interest rate credited to clients’ accounts. The Company does not trade in securities to generate short-term profits for its own account.

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

To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12 month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, EIAs and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2011:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(59)	$—	$(59)
DAC and DSIC amortization(1) (2)	(137)	—	(137)
Variable annuity riders:
GMDB and GMIB(2)	(53)	—	(53)
GMWB	(148)	198	50
GMAB	(52)	68	16
DAC and DSIC amortization(3)	N/A	N/A	(25)
Total variable annuity riders	(253)	266	(12)
Equity indexed annuities	1	(1)	—
Total	$(448)	$265	$(208)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(19)	$—	$(19)
Variable annuity riders:
GMWB	544	(580)	(36)
GMAB	51	(52)	(1)
DAC and DSIC amortization(3)	N/A	N/A	10
Total variable annuity riders	595	(632)	(27)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	22	—	22
Total	$598	$(632)	$(24)

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

The above results compare to an estimated negative net impact to pretax income of $209 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $52 million related to a 100 basis point increase in interest rates as of December 31, 2010.  The change in interest rate sensitivity at December 31, 2011 compared to the prior year is primarily due to a decrease in interest rates.

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

Asset-Based Fees and Expenses

The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses.  At December 31, 2011, the value of these assets was $63.2 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.

DAC and DSIC Amortization

For annuity and UL products, DAC and DSIC are amortized on the basis of estimated gross profits. Estimated gross profits are a proxy for pretax income prior to the recognition of DAC and DSIC amortization expense. When events occur that reduce or increase current period estimated gross profits, DAC and DSIC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.

Variable Annuity Riders

The total contract value of all variable annuities at December 31, 2011 was $62.3 billion compared to $62.6 billion at December 31, 2010. These contract values include GMWB and GMAB contracts which were $27.6 billion and $3.5 billion, respectively, at December 31, 2011 compared to $24.7 billion and $3.5 billion, respectively, at December 31, 2010.  At December 31, 2011, reserves for GMWB and GMAB were $1.4 billion and $237 million, respectively, compared to $337 million and $104 million, respectively, at December 31, 2010. The increase in reserves for GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees and increased volume of business.  At December 31, 2011, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $14 million compared to $13 million at December 31, 2010.

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

Therefore, in an increasing interest rate environment, higher interest rates are reflected in crediting rates to clients sooner than in rates earned on invested assets resulting in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income.  Of the $31.2 billion in future policy benefits on the Company’s Consolidated Balance Sheets at December 31, 2011, $29.5 billion related to liabilities created by these products. The Company did not hedge this exposure.

Equity Indexed Annuities

The Company’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index.  The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2011, the Company had $60 million in reserves related to equity indexed annuities.  The Company discontinued new sales of equity indexed annuities in 2007.

Equity Price Risk — Equity Indexed Annuities

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures, calls and puts which generate returns to replicate what the Company must credit to client accounts. In conjunction with purchasing puts, the Company also writes puts. Pairing purchased puts with written puts allows the Company to better match the characteristics of the liability.

Interest Rate Risk — Equity Indexed Annuities

Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates.

Indexed Universal Life

In 2011, the Company began offering IUL insurance.  IUL is similar to UL in that it provides life insurance coverage and cash value that increases as a result of credited interest.  Also, like UL, there is a minimum guaranteed credited rate of interest.  Unlike UL, the rate of credited interest above the minimum guarantee is linked to the S&P 500 Index (subject to a cap).  At December 31, 2011, the Company had $7 million in reserves related to the index account of IUL. The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices.  To hedge this exposure, a portion of the proceeds from the sale of IUL is used to purchase call spreads which generate returns to replicate what the Company must credit to client accounts.  The estimate of the impact on pretax income for a hypothetical 10% equity market movement as of December 31, 2011 is not material.

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

The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2011, the Company’s largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc.  See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.

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

•                  changes in and the adoption of relevant accounting standards, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company:

We have audited the accompanying consolidated balance sheet of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of income, shareholder’s equity, and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RiverSource Life Insurance Company at December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors
RiverSource Life Insurance Company

We have audited the accompanying consolidated balance sheet of RiverSource Life Insurance Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) as of December 31, 2010, and the related consolidated statements of income, shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RiverSource Life Insurance Company at December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2009 the Company adopted new accounting guidance related to the recognition and presentation of other-than-temporary impairments.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 23, 2011

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	December 31,
	2011	2010
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2011, $24,398; 2010, $24,818)	$26,577	$26,442
Common stocks, at fair value (cost: 2011, $1; 2010, $1)	2	2
Commercial mortgage loans, at cost (less allowance for loan losses: 2011, $32; 2010, $36)	2,473	2,470
Policy loans	739	729
Other investments	730	496
Total investments	30,521	30,139

Cash and cash equivalents	828	76
Restricted cash	26	66
Reinsurance recoverables	1,953	1,829
Other receivables	162	166
Accrued investment income	307	309
Deferred acquisition costs	4,367	4,578
Deferred sales inducement costs	464	545
Other assets	3,578	1,123
Separate account assets	63,174	63,795

Total assets	$105,380	$102,626

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$31,182	$29,680
Policy claims and other policyholders’ funds	121	134
Deferred income taxes, net	620	514
Borrowings under repurchase agreements	504	397
Line of credit with Ameriprise Financial, Inc.	300	3
Other liabilities	3,607	1,555
Separate account liabilities	63,174	63,795
Total liabilities	99,508	96,078

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,461	2,460
Retained earnings	2,589	3,410
Accumulated other comprehensive income, net of tax	819	675
Total shareholder’s equity	5,872	6,548

Total liabilities and shareholder’s equity	$105,380	$102,626

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

	Years Ended December 31,
	2011	2010	2009
Revenues
Premiums	$493	$489	$450
Net investment income	1,593	1,629	1,526
Policy and contract charges	1,540	1,389	1,156
Other revenues	303	272	233
Net realized investment gains	5	16	59
Total revenues	3,934	3,795	3,424

Benefits and expenses
Benefits, claims, losses and settlement expenses	950	1,203	841
Interest credited to fixed accounts	853	909	903
Amortization of deferred acquisition costs	539	53	145
Other insurance and operating expenses	645	582	550
Total benefits and expenses	2,987	2,747	2,439
Pretax income	947	1,048	985
Income tax provision	168	252	245

Net income	$779	$796	$740

Supplemental Disclosures:
Net realized investment gains:
Net realized investment gains before impairment losses on securities	$29	$44	$121
Total other-than-temporary impairment losses on securities	(47)	(22)	(53)
Portion of gain (loss) recognized in other comprehensive income	23	(6)	(9)
Net impairment losses recognized in net realized investment gains	(24)	(28)	(62)
Net realized investment gains	$5	$16	$59

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$779	$796	$740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(73)	(79)	(68)
Deferred income tax expense (benefit)	28	416	(81)
Contractholder and policyholder charges, non-cash	(264)	(259)	(259)
Net realized investment gains	(26)	(46)	(135)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	21	29	76
Change in operating assets and liabilities:
Deferred acquisition costs	120	(406)	(412)
Deferred sales inducement costs	72	(38)	(73)
Equity method investments	33	29	136
Future policy benefits for traditional life, disability income and long term care insurance	253	302	282
Policy claims and other policyholders’ funds	(13)	11	(49)
Reinsurance recoverables	(127)	(143)	(96)
Other receivables	25	(53)	(5)
Accrued investment income	2	(6)	(64)
Derivatives collateral, net	649	55	(1,928)
Other assets and liabilities, net	189	271	684

Net cash provided by (used in) operating activities	1,668	879	(1,252)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	664	1,268	5,215
Maturities, sinking fund payments and calls	3,200	3,719	3,486
Purchases	(4,084)	(4,970)	(13,696)
Proceeds from sales, maturities and repayments of commercial mortgage loans	202	207	279
Funding of commercial mortgage loans	(207)	(154)	(104)
Proceeds from sales of other investments	114	95	43
Purchase of other investments	(296)	(86)	(11)
Purchase of land, buildings, equipment and software	(6)	(15)	(14)
Change in policy loans, net	(10)	(14)	7

Net cash provided by (used in) investing activities	(423)	50	(4,795)

Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	1,378	1,593	4,863
Net transfers from(to) separate accounts	39	(1,337)	195
Surrenders and other benefits	(1,311)	(1,338)	(1,923)
Change in borrowings under repurchase agreements, net	107	397	—
Proceeds from line of credit with Ameriprise Financial, Inc.	415	13	500
Payments on line of credit with Ameriprise Financial, Inc.	(118)	(310)	—
Deferred premium options, net	(254)	(182)	(82)
Tax adjustment on share-based incentive compensation plan	1	—	(2)
Cash dividend to Ameriprise Financial, Inc.	(750)	(500)	—

Net cash provided by (used in) financing activities	(493)	(1,664)	3,551

Net increase (decrease) in cash and cash equivalents	752	(735)	(2,496)
Cash and cash equivalents at beginning of period	76	811	3,307

Cash and cash equivalents at end of period	$828	$76	$811

Supplemental Disclosures:
Income taxes paid, net	$176	$112	$72
Interest paid on borrowings	5	3	1

Non-cash investing activity:
Capital contributions from Ameriprise Financial, Inc.	$—	$14	$331
Dividend to Ameriprise Financial, Inc.	850	—	—
Affordable housing partnership commitments not yet remitted	137	171	—

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

Three Years Ended December 31, 2011

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2009	$3	$2,116	$2,336	$(716)	$3,739

Change in accounting principles, net of tax	—	—	38	(38)	—
Comprehensive income:
Net income	—	—	740	—	740
Other comprehensive income, net of tax:
Change in net unrealized securities losses	—	—	—	1,109	1,109
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	23	23
Change in net unrealized derivative losses	—	—	—	4	4
Total comprehensive income					1,876
Tax adjustment on share-based incentive compensation plan	—	(2)	—	—	(2)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	331	—	—	331
Balances at December 31, 2009	3	2,445	3,114	382	5,944

Comprehensive income:
Net income	—	—	796	—	796
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	285	285
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	4	4
Change in net unrealized derivative losses	—	—	—	4	4
Total comprehensive income					1,089
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	14	—	—	14
Balances at December 31, 2010	3	2,460	3,410	675	6,548

Comprehensive income:
Net income	—	—	779	—	779
Other comprehensive income, net of tax:
Change in net unrealized securities gains	—	—	—	146	146
Change in noncredit related impairments on securities and net unrealized securities losses on previously impaired securities	—	—	—	(6)	(6)
Change in net unrealized derivative losses	—	—	—	4	4
Total comprehensive income					923
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(750)	—	(750)
Non-cash dividend to Ameriprise Financial, Inc.	—	—	(850)	—	(850)
Balances at December 31, 2011	$3	$2,461	$2,589	$819	$5,872

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

The accompanying Consolidated Financial Statements include the accounts of RiverSource Life Insurance Company and companies in which it directly or indirectly has a controlling financial interest (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

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

The Company issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefit amounts and unbundled pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  Waiver of premium and accidental death benefit riders are generally available with these life insurance products.  In 2011, RiverSource Life began offering indexed universal life (“IUL”) insurance. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest.  Also, like universal life insurance, there is a minimum guaranteed credited rate of interest.  Unlike universal life insurance, the rate of credited interest above the minimum guarantee is linked to the S&P 500 Index (subject to a cap).  The Company issues only non-participating life insurance policies which do not pay dividends to policyholders from realized policy margins.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•      If the VIE does not meet the criteria above, the VIE will be consolidated by the entity that determines it has both:

(i)    the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

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

Amounts Based on Estimates and Assumptions

Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, derivative instruments and hedging activities, claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.

Investments

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of impacts to DAC, deferred sales inducement costs (“DSIC”), certain benefit reserves and income taxes.  Gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Other Investments

Other investments primarily consist of interests in affordable housing partnerships, syndicated loans and trading securities.  Affordable housing partnerships are accounted for under the equity method. Trading securities are carried at fair value with changes in value recognized within net investment income.

Financing Receivables

Commercial Mortgage Loans and Syndicated Loans

Commercial mortgage loans are reflected at amortized cost less the allowance for loan losses.

Syndicated loans represent the Company’s investment in below investment grade loan syndications. Syndicated loans are reflected in other investments at amortized cost less the allowance for loan losses.

Interest income is accrued on the unpaid principal balances of the loans as earned.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property.  If it is determined that the fair value is less than the current loan balance, it  is written down to fair value less selling costs.  Foreclosed property is recorded as real estate owned in other investments.  Syndicated loans are placed on nonaccrual status when management determines it will not collect all contractual principal and interest on the loan.

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

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impaired loans may also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties.  Management evaluates for impairment all restructured loans and loans with higher impairment risk factors.  The impairment recognized is measured as the excess of the loan’s recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan’s effective interest rate, (ii) the fair value of collateral or (iii) the loan’s observable market price.

Restructured Loans

A loan is classified as a restructured loan when the Company makes certain concessionary modifications to contractual terms for borrowers experiencing financial difficulties. When the interest rate, minimum payments, and/or due dates have been modified in an attempt to make the loan more affordable to a borrower experiencing financial difficulties, the modification is considered a troubled debt restructuring. Generally, performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms which may result in the loan being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of 90 days or less.

Restricted Cash

Total restricted cash at December 31, 2011 and 2010 was $26 million and $66 million, respectively, consisting of cash that has been pledged to counterparties.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reinsurance

The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”) and DI ceded on a coinsurance basis, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of policy and contract charges.  In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC.  The assumptions used to project the expected cash flows are consistent with those used for DAC asset valuation for the same contracts.  Changes in the net cost of reinsurance are reflected as a component of policy and contract charges.  Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.

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

At December 31, 2011 and 2010, land, buildings, equipment and software were $182 million and $191 million, respectively, net of accumulated depreciation of $75 million and $59 million, respectively. Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $16 million, $14 million and $8 million, respectively.

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

Derivative instruments that are entered into for hedging purposes are designated as such at the time the Company enters into the contract.  For all derivative instruments that are designated for hedging activities, the Company formally documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships.  Management also formally documents its risk management objectives and strategies for entering into the hedge transactions.  The Company formally assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items.  If it is determined that a derivative is no longer highly effective as a hedge, the Company will discontinue the application of hedge accounting.

For derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges, changes in fair value are recognized in current period earnings.  Changes in fair value of derivatives are presented in the Consolidated Statements of Income based on the nature and use of the instrument.  Changes in fair value of derivatives used as economic hedges are presented in the Consolidated Statements of Income with the corresponding change in the hedged asset or liability.

For derivative instruments that qualify as fair value hedges, changes in the fair value of the derivatives, as well as changes in the fair value of the hedged assets, liabilities or firm commitments, are recognized on a net basis in current period

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

See Note 13 for information regarding the Company’s fair value measurement of derivative instruments and Note 16 for the impact of derivatives on the Consolidated Statements of Income.

The equity component of EIA and IUL obligations is considered an embedded derivative.  Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions.  The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.  The fair value of these embedded derivatives associated with annuities and IUL is included in future policy benefits.  The change in the fair value of the EIA and IUL embedded derivatives is reflected in interest credited to fixed accounts.  The changes in the fair value of the GMAB and GMWB embedded derivatives are reflected in benefits, claims, losses and settlement expenses.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Separate Account Assets and Liabilities

Separate account assets and liabilities are primarily funds held for the exclusive benefit of variable annuity contractholders and variable life insurance policyholders, who assume the related investment risk.  Income and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Company’s Consolidated Statements of Income.  Separate account assets are recorded at fair value. Changes in the fair value of separate account assets are offset by changes in the related separate account liabilities. The Company receives mortality and expense risk and other fees, guarantee fees and cost of insurance charges from the related accounts.

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

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value.  The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits.  In addition, the Company offers contracts with GMWB and GMAB provisions, and until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value.  See Note 13 for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability.  Significant assumptions made in projecting future benefits and fees relate to persistency and benefit utilization. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.  The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.

Liabilities for EIAs are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates.

Life, Disability Income and Long Term Care Insurance

Future policy benefits and policy claims and other policyholders’ funds related to life, DI and LTC insurance include liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of IUL products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.

Liabilities for fixed account values on fixed and variable universal life insurance are equal to accumulation values.  Accumulation values are the cumulative gross deposits and credited interest less various contractual expense and mortality charges and less amounts withdrawn by policyholders.

Liabilities for indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.

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

The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated meaningful life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 9 for information regarding the liability for contracts with secondary guarantees.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Sources of Revenue

The Company’s principal sources of revenue include premiums, net investment income and policy and contract charges.

Premiums

Premiums include premiums on traditional life, DI and LTC insurance products and immediate annuities with a life contingent feature.  Premiums on traditional life, DI and LTC insurance are net of reinsurance ceded and are recognized as revenue when due.

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

Policy and Contract Charges

Policy and contract charges include mortality and expense risk fees and certain other charges assessed on annuities and fixed and variable universal life insurance, which consist of cost of insurance charges, net of reinsurance premiums and cost of reinsurance for universal life insurance products, and administrative and surrender charges.  Mortality and expense risk fees include risk, management and administration fees, which are generated directly and indirectly from the Company’s separate account assets.  Cost of insurance charges on fixed and variable universal life insurance and contract charges and surrender charges on annuities and fixed and variable universal life insurance are recognized as revenue when collected.

Net Realized Investment Gains (Losses)

Realized gains and losses on the sale of securities are recognized using the specific identification method, on a trade date basis, and charges for investments determined to be other-than-temporarily impaired and related to credit losses.

Other Insurance and Operating Expenses

Other insurance and operating expenses include expenses allocated to the Company from its parent, Ameriprise Financial, for the Company’s share of compensation, professional and consultant fees and expenses associated with information technology and communications, facilities and equipment, advertising and promotion and legal and regulatory costs.  Also included are commissions, sales and marketing expenses and other operating expenses.  These expenses are presented net of acquisition cost deferrals.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The Company provides for income taxes on a separate return basis, except that, under an agreement between Ameriprise Financial and the Company, tax benefits are recognized for losses to the extent they can be used in the consolidated return.  It is the policy of Ameriprise Financial that it will reimburse its subsidiaries for any tax benefits recorded.  Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes. Among the Company’s deferred taxes is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies.  Management may need to identify and implement appropriate planning strategies to ensure the Company’s ability to realize its deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.  In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state net operating losses (“NOL”) and therefore a valuation allowance of $4 million has been established at December 31, 2011.

3.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

Receivables

In April 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for troubled debt restructurings. The new standard includes indicators that a lender should consider in determining whether a borrower is experiencing financial difficulties and provides clarification for determining whether the lender has granted a concession to the borrower. The standard sets the effective dates for troubled debt restructuring disclosures required by recent guidance on credit quality disclosures. The standard is effective for interim and annual periods beginning on or after June 15, 2011, and is to be applied retrospectively to modifications occurring on or after the beginning of the annual period of adoption. For purposes of measuring impairments of receivables that are considered impaired as a result of applying the new guidance, the standard should be applied prospectively for the interim or annual period beginning on or after June 15, 2011. The Company adopted the standard in the third quarter of 2011. The adoption did not have any effect on the Company’s consolidated financial condition and results of operations.  See Note 6 for the required disclosures.

Fair Value

In January 2010, the FASB updated the accounting standards related to disclosures on fair value measurements.  The standard expands the current disclosure requirements to include additional detail about significant transfers between Levels 1 and 2 within the fair value hierarchy and presents activity in the rollforward of Level 3 activity on a gross basis.  The standard also clarifies existing disclosure requirements related to the level of disaggregation to be used for assets and liabilities as well as disclosures on the inputs and valuation techniques used to measure fair value.  The standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the Level 3 rollforward, which are effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the standard in the first quarter of 2010, except for the additional disclosures related to the Level 3 rollforward, which the Company adopted in the first quarter of 2011.  The adoption did not impact the Company’s consolidated financial condition and results of operations.    See Note 13 for the required disclosures.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Future Adoption of New Accounting Standards

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standards for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts would be capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and sales force contract selling) for a contract that has actually been acquired, (iii) other costs related to the specified acquisition activities that would not have been incurred had the acquisition contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other costs are to be expensed as incurred. The Company retrospectively adopted the standard on January 1, 2012. The cumulative effect of the adoption reduced retained earnings by $1.4 billion after-tax at January 1, 2012.

4.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments. The carrying values are reflected in other investments and were $384 million and $244 million as of December 31, 2011 and 2010, respectively. RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships. The Company had liabilities of $267 million and $188 million recorded in other liabilities as of December 31, 2011 and 2010, respectively, related to the future funding commitments for affordable housing partnerships.

5.              Investments

Available-for-Sale securities distributed by type were as follows:

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,770	$1,726	$(78)	$16,418	$—
Residential mortgage backed securities	4,193	242	(126)	4,309	(41)
Commercial mortgage backed securities	3,355	276	—	3,631	—
State and municipal obligations	1,012	131	(47)	1,096	—
Asset backed securities	883	43	(18)	908	—
Foreign government bonds and obligations	126	19	(1)	144	—
U.S. government and agencies obligations	49	8	—	57	—
Other structured investments	10	4	—	14	4
Total fixed maturities	24,398	2,449	(270)	26,577	(37)
Common stocks	1	1	—	2	—
Total	$24,399	$2,450	$(270)	$26,579	$(37)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,792	$1,218	$(56)	$15,954	$1
Residential mortgage backed securities	4,364	308	(139)	4,533	(30)
Commercial mortgage backed securities	3,817	282	(4)	4,095	—
Asset backed securities	883	43	(18)	908	—
State and municipal obligations	809	18	(57)	770	—
Foreign government bonds and obligations	91	16	—	107	—
U.S. government and agencies obligations	55	7	—	62	—
Other structured investments	7	6	—	13	6
Total fixed maturities	24,818	1,898	(274)	26,442	(23)
Common stocks	1	1	—	2	—
Total	$24,819	$1,899	$(274)	$26,444	$(23)

(1)          Represents the amount of other-than-temporary impairment losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At December 31, 2011 and 2010, fixed maturity securities comprised approximately 87% and 88%, respectively, of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both December 31, 2011 and 2010, approximately $1.2 billion of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	December 31, 2011			December 31, 2010
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$7,276	$7,811	30%	$8,067	$8,647	33%
AA	1,161	1,291	5	1,360	1,426	5
A	4,148	4,578	17	4,025	4,259	16
BBB	10,211	11,446	43	9,831	10,721	41
Below investment grade	1,602	1,451	5	1,535	1,389	5
Total fixed maturities	$24,398	$26,577	100%	$24,818	$26,442	100%

At December 31, 2011 and 2010, approximately 33% and 29%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	70	$1,004	$(37)	9	$257	$(41)	79	$1,261	$(78)
Residential mortgage backed securities	30	338	(8)	48	283	(118)	78	621	(126)
Asset backed securities	12	145	(3)	18	96	(15)	30	241	(18)
State and municipal obligations	—	—	—	2	87	(47)	2	87	(47)
Foreign government bonds and obligations	5	23	(1)	—	—	—	5	23	(1)
Total	117	$1,510	$(49)	77	$723	$(221)	194	$2,233	$(270)

	December 31, 2010
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	107	$1,785	$(44)	13	$153	$(12)	120	$1,938	$(56)
Residential mortgage backed securities	71	310	(7)	45	282	(132)	116	592	(139)
Commercial mortgage backed securities	10	238	(4)	—	—	—	10	238	(4)
Asset backed securities	10	186	(6)	15	69	(12)	25	255	(18)
State and municipal obligations	20	256	(9)	2	87	(48)	22	343	(57)
Total	218	$2,775	$(70)	75	$591	$(204)	293	$3,366	$(274)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Beginning balance	$108	$82	$102
Credit losses for which an other-than-temporary impairment was not previously recognized	13	14	7
Credit losses for which an other-than-temporary impairment was previously recognized	11	12	31
Reductions for securities sold during the period (realized)	(26)	—	(58)
Ending balance	$106	$108	$82

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains (Losses)
	(in millions)
Balance at January 1, 2009	$(1,043)	$365	$(678)
Cumulative effect of accounting change	(58)	20	(38	)(1)
Net unrealized securities gains arising during the period(3)	2,378	(832)	1,546
Reclassification of gains included in net income	(73)	26	(47)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(566)	199	(367)
Balance at December 31, 2009	638	(222)	416	(2)

Net unrealized securities gains arising during the period(3)	794	(278)	516
Reclassification of gains included in net income	(20)	7	(13)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(328)	114	(214)
Balance at December 31, 2010	1,084	(379)	705	(2)

Net unrealized securities gains arising during the period(3)	560	(196)	364
Reclassification of gains included in net income	(5)	2	(3)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(340)	119	(221)
Balance at December 31, 2011	$1,299	$(454)	$845	(2)

(1)      Amount represents the cumulative effect of adopting a new accounting standard on January 1, 2009.  See Note 3 for additional information on the adoption impact.

(2)          Includes $(18) million, $(12) million and $(16) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2011, 2010 and 2009, respectively.

(3)          Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Gross realized investment gains	$48	$51	$185
Gross realized investment losses	(20)	(4)	(50)
Other-than-temporary impairments	(24)	(28)	(62)

Other-than-temporary impairments for the year ended December 31, 2011 primarily related to credit losses on non-agency residential mortgage backed securities.  Other-than-temporary impairments for the year ended December 31, 2010 primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.  Other-than-temporary impairments for the year ended December 31, 2009 related to credit losses on non-agency residential mortgage backed securities and corporate debt securities in the gaming industry and banking and finance industries.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Available-for-Sale securities by contractual maturity at December 31, 2011 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$911	$927
Due after one year through five years	4,976	5,204
Due after five years through 10 years	6,377	7,093
Due after 10 years	3,693	4,491
	15,957	17,715
Residential mortgage backed securities	4,193	4,309
Commercial mortgage backed securities	3,355	3,631
Asset backed securities	883	908
Other structured investments	10	14
Common stocks	1	2
Total	$24,399	$26,579

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

At both December 31, 2011 and 2010, bonds carried at $7 million were on deposit with various states as required by law.

Sources of Investment Income and Net Realized Investment Gains (Losses)

Net investment income is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Income on fixed maturities	$1,469	$1,482	$1,371
Income on commercial mortgage loans	149	152	160
Other investments	18	40	35
	1,636	1,674	1,566
Less: investment expenses	43	45	40
Total	$1,593	$1,629	$1,526

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Fixed maturities	$4	$19	$73
Commercial mortgage loans	2	(6)	(13)
Other investments	(1)	3	(1)
Total	$5	$16	$59

6.              Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans and policy loans.  Syndicated loans are reflected in other investments.  Policy loans do not exceed the cash value of the policy at origination.  As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2011			December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$36	$5	$41	$30	$12	$42
Charge-offs	(3)	—	(3)	(1)	(2)	(3)
Provisions	(1)	—	(1)	7	(5)	2
Ending balance	$32	$5	$37	$36	$5	$41

Individually evaluated for impairment	$9	$—	$9	$8	$—	$8
Collectively evaluated for impairment	23	5	28	28	5	33

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2011			December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$64	$1	$65	$75	$3	$78
Collectively evaluated for impairment	2,441	301	2,742	2,431	202	2,633
Total	$2,505	$302	$2,807	$2,506	$205	$2,711

As of December 31, 2011 and 2010, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $4 million and $20 million, respectively.

During the year ended December 31, 2011, the Company purchased $194 million and sold $2 million of syndicated loans. During the year ended December 31, 2010, the Company purchased $59 million and sold $2 million of syndicated loans.

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $12 million and $8 million as of December 31, 2011 and 2010, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 3% of total commercial mortgage loans at both December 31, 2011 and 2010. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	December 31, 2011			December 31, 2010
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$618	25%	$—	$590	24%	$4
Pacific	556	22	1	530	21	15
Mountain	275	11	11	286	11	—
East North Central	247	10	—	240	10	—
West North Central	224	9	1	251	10	—
Middle Atlantic	217	9	—	212	8	—
West South Central	173	7	2	183	7	—
New England	130	5	—	148	6	2
East South Central	65	2	—	66	3	—
	2,505	100%	$15	2,506	100%	$21
Less: allowance for loan losses	32			36
Total	$2,473			$2,470

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	December 31, 2011			December 31, 2010
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$825	33%	$2	$820	33%	$10
Office	669	27	2	717	29	—
Industrial	455	18	1	456	18	6
Apartments	358	14	—	326	13	—
Hotel	51	2	—	57	2	—
Mixed Use	42	2	—	43	2	—
Other	105	4	10	87	3	5
	2,505	100%	$15	2,506	100%	$21
Less: allowance for loan losses	32			36
Total	$2,473			$2,470

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both December 31, 2011 and 2010 were $1 million.

Troubled Debt Restructurings

During the year ended December 31, 2011, the Company restructured 10 loans with a recorded investment of $49 million as of December 31, 2011. The recorded investment in restructured loans primarily consists of commercial mortgage loans.  The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the year ended December 31, 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

7.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

During the third quarter of 2011, 2010 and 2009, management reviewed and updated the DAC and DSIC valuation assumptions for the Company’s products. As part of its third quarter 2010 process, management extended the projection periods used for its annuity products and revised client asset value growth rates assumed for variable annuity and VUL contracts.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The balances of and changes in DAC were as follows:

	2011	2010	2009
	(in millions)
Balance at January 1	$4,578	$4,285	$4,324
Capitalization of acquisition costs	419	459	558
Amortization, excluding the impact of valuation assumptions review	(488)	(376)	(264)
Amortization, impact of valuation assumptions review	(51)	323	119
Impact of change in net unrealized securities gains	(91)	(113)	(452)
Balance at December 31	$4,367	$4,578	$4,285

The balances of and changes in DSIC were as follows:

	2011	2010	2009
	(in millions)
Balance at January 1	$545	$524	$518
Capitalization of sales inducement costs	9	35	82
Amortization, excluding the impact of valuation assumptions review	(70)	(49)	(19)
Amortization, impact of valuation assumptions review	(11)	52	9
Impact of change in net unrealized securities gains	(9)	(17)	(66)
Balance at December 31	$464	$545	$524

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

At December 31, 2011 and 2010, traditional life and universal life insurance in force aggregated $191.2 billion and $192.0 billion, respectively, of which $136.2 billion and $134.0 billion were reinsured at the respective year ends.  Life insurance in force is reported on a statutory basis.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Direct premiums	$707	$681	$659
Reinsurance ceded	(214)	(192)	(209)
Net premiums	$493	$489	$450

Policy and contract charges are presented on the Consolidated Statements of Income net of $71 million, $67 million and $62 million of reinsurance ceded for the years ended December 31, 2011, 2010 and 2009, respectively.

Reinsurance recovered from reinsurers was $189 million, $166 million and $167 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Reinsurance recoverables include approximately $1.5 billion and $1.4 billion related to LTC risk ceded to Genworth as of December 31, 2011 and 2010, respectively.  Included in future policy benefits is $629 million and $657 million related to assumed reinsurance arrangements as of December 31, 2011 and 2010, respectively.

9.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	December 31,
	2011	2010
	(in millions)
Fixed annuities	$16,401	$16,520
EIA accumulated host values	58	100
EIA embedded derivatives	2	3
Variable annuity fixed sub-accounts	4,852	4,868
Variable annuity GMWB	1,377	337
Variable annuity GMAB	237	104
Other variable annuity guarantees	14	13
Total annuities	22,941	21,945
VUL/UL insurance	2,662	2,588
IUL accumulated host values	4	—
IUL embedded derivatives	3	—
VUL/UL insurance additional liabilities	220	143
Other life, DI and LTC insurance	5,352	5,004
Total future policy benefits	31,182	29,680
Policy claims and other policyholders’ funds	121	134
Total future policy benefits and policy claims and other policyholders’ funds	$31,303	$29,814

Separate account liabilities consisted of the following:

	December 31,
	2011	2010
	(in millions)
Variable annuity variable sub-accounts	$57,556	$57,862
VUL insurance variable sub-accounts	5,575	5,887
Other insurance variable sub-accounts	43	46
Total	$63,174	$63,795

Fixed Annuities

Fixed annuities include both deferred and payout contracts.  Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested.  Payout contracts guarantee a fixed income payment for life or the term of the contract.  The Company generally invests the proceeds from the annuity payments in fixed rate securities.   The Company may hedge the interest rate risks related to fixed annuities with derivative instruments. As of December 31, 2011 and 2010, there were no outstanding derivatives to hedge these risks.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by the Company.  Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account or a separate account.  A vast majority of the premiums received for VUL contracts are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.  In 2011, the Company began offering IUL insurance.  The Company also offers term and whole life insurance as well as disability products.  The Company no longer offers LTC products but has in force policies from prior years.  Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2011				December 31, 2010
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$40,011	$38,275	$382	63	$37,714	$36,028	$173	62
Five/six-year reset	11,631	9,118	350	63	13,689	11,153	312	62
One-year ratchet	7,233	6,777	479	64	7,741	7,242	287	63
Five-year ratchet	1,472	1,418	25	61	1,466	1,414	8	60
Other	759	732	93	68	680	649	61	67
Total — GMDB	$61,106	$56,320	$1,329	63	$61,290	$56,486	$841	62

GGU death benefit	$920	$868	$78	63	$970	$912	$79	64

GMIB	$463	$433	$106	65	$597	$561	$76	64

GMWB:
GMWB	$3,887	$3,868	$236	65	$4,341	$4,317	$106	64
GMWB for life	23,756	23,625	863	64	20,374	20,259	129	63
Total — GMWB	$27,643	$27,493	$1,099	64	$24,715	$24,576	$235	63

GMAB	$3,516	$3,509	$63	56	$3,540	$3,523	$22	56

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2009	$55	$12	$1,471	$367	$7
Incurred claims	12	(5)	(1,267)	(267)	8
Paid claims	(61)	(1)	—	—	—
Balance at December 31, 2009	6	6	204	100	15
Incurred claims	17	3	133	4	59
Paid claims	(18)	(1)	—	—	(6)
Balance at December 31, 2010	5	8	337	104	68
Incurred claims	10	2	1,040	133	53
Paid claims	(10)	(1)	—	—	(10)
Balance at December 31, 2011	$5	$9	$1,377	$237	$111

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2011	2010
	(in millions)
Mutual funds:
Equity	$30,738	$32,310
Bond	23,862	22,319
Other	1,969	2,208
Total mutual funds	$56,569	$56,837

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2011, 2010 and 2009.

11.       Lines of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance of $300 million and $3 million as of December 31, 2011 and 2010, respectively, under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  As of December 31, 2011, the interest rate for any borrowing under the agreement was established by reference to LIBOR plus 115 basis points.  In January 2012, an amendment to this agreement decreased the interest rate to LIBOR plus 90 basis points,  subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty.

The Company has a revolving credit agreement with Ameriprise Financial as the lender aggregating $200 million.  The interest rate for any borrowings is established by reference to LIBOR.  There were no amounts outstanding on this line of credit at December 31, 2011 and 2010.

In December 2009, RiverSource Life Insurance Company, as the lender, entered into a revolving credit agreement with Ameriprise Financial as the borrower.  This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end.  As of December 31, 2011, the interest rate for any borrowing was established by reference to LIBOR plus 115 basis points.  In January 2012, an amendment to this agreement decreased the interest rate to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default.  There were no amounts outstanding on this revolving credit agreement as of December 31, 2011 and 2010.

12.       Borrowings under Repurchase Agreements

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $521 million and $412 million at December 31, 2011 and 2010, respectively. The amount of the Company’s liability including accrued interest as of December 31, 2011 and 2010 was

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$504 million and $397 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of both December 31, 2011 and 2010 was 0.3%.

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. agency and foreign government securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services.  Observable inputs used to value these securities can include, but are not limited to reported trades, benchmark yields, issuer spreads and non-binding broker quotes.  Level 3 securities primarily include corporate bonds, certain non-agency residential mortgage backed securities and asset backed securities.  The fair value of corporate bonds and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The fair value of certain asset backed securities and non-agency residential mortgage backed securities is obtained from third-party pricing services who use significant unobservable inputs to estimate the fair value.

Prices received from third-party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements.  The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate.  The Company also performs subsequent transaction testing.  The Company performs annual due diligence of third-party pricing services.  The Company’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology.  The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.  The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2011 and 2010.  See Note 16 for further information on the credit risk of derivative instruments and related collateral.

Liabilities

Future Policy Benefits

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models.  These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees.  The projected cash flows used by these models include observable capital market assumptions (such as, market implied equity volatility and the LIBOR swap curve) and incorporate significant unobservable inputs related to contractholder behavior assumptions (such as withdrawals and lapse rates) and margins for risk, profit and expenses that the Company believes an exit market participant would expect.  The fair value of these embedded derivatives also reflects a current estimate of the Company’s nonperformance risk specific to these liabilities.  Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.  The embedded derivative liability attributable to these provisions is recorded in future policy benefits.  The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its EIA and IUL products.  The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels.  As a result, these measurements are classified as Level 2.

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2011 and 2010.  See Note 16 for further information on the credit risk of derivative instruments and related collateral.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,076	$1,342	$16,418
Residential mortgage backed securities	—	4,255	54	4,309
Commercial mortgage backed securities	—	3,615	16	3,631
State and municipal obligations	—	1,096	—	1,096
Asset backed securities	—	771	137	908
Foreign government bonds and obligations	—	144	—	144
U.S. government and agencies obligations	10	47	—	57
Other structured investments	—	—	14	14
Total Available-for-Sale securities: Fixed maturities	10	25,004	1,563	26,577
Common stocks	1	1	—	2
Trading securities	—	25	—	25
Cash equivalents	—	809	—	809
Other assets:
Interest rate derivative contracts	—	1,801	—	1,801
Equity derivative contracts	274	1,041	—	1,315
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	—	7	—	7
Total other assets	274	2,850	—	3,124
Separate account assets	—	63,174	—	63,174
Total assets at fair value	$285	$91,863	$1,563	$93,711

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	3	—	3
GMWB and GMAB embedded derivatives	—	—	1,585	1,585
Total future policy benefits	—	5	1,585	1,590	(1)
Other liabilities:
Interest rate derivative contracts	—	1,198	—	1,198
Equity derivative contracts	297	734	—	1,031
Foreign currency derivative contracts	—	10	—	10
Total other liabilities	297	1,942	—	2,239
Total liabilities at fair value	$297	$1,947	$1,585	$3,829

(1)          The Company’s adjustment for nonperformance risk resulted in a $506 million cumulative decrease to the embedded derivative liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$14,637	$1,317	$15,954
Residential mortgage backed securities	—	1,915	2,618	4,533
Commercial mortgage backed securities	—	4,065	30	4,095
Asset backed securities	—	681	227	908
State and municipal obligations	—	770	—	770
U.S. government and agencies obligations	11	51	—	62
Foreign government bonds and obligations	—	107	—	107
Other structured investments	—	—	13	13
Total Available-for-Sale securities: Fixed maturities	11	22,226	4,205	26,442
Common stocks	1	1	—	2
Trading securities	—	26	—	26
Cash equivalents	—	76	—	76
Other assets:
Interest rate derivative contracts	—	366	—	366
Equity derivative contracts	32	323	—	355
Credit derivative contracts	—	4	—	4
Total other assets	32	693	—	725
Separate account assets	—	63,795	—	63,795
Total assets at fair value	$44	$86,817	$4,205	$91,066

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
GMWB and GMAB embedded derivatives	—	—	421	421
Total future policy benefits	—	3	421	424	(1)
Other liabilities:
Interest rate derivative contracts	—	379	—	379
Equity derivative contracts	18	647	—	665
Credit derivative contracts	—	1	—	1
Total other liabilities	18	1,027	—	1,045
Total liabilities at fair value	$18	$1,030	$421	$1,469

(1)          The Company’s adjustment for nonperformance risk resulted in a $197 million cumulative decrease to the embedded derivative liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,317	$2,618	$30	$227	$13	$4,205	$(421)
Total gains (losses) included in:
Net income	7	48	—	3	1	59 (1)	(1,007	)(2)
Other comprehensive income	12	(73)	—	(8)	(2)	(71)	—
Purchases	178	26	71	—	3	278	—
Sales	(50)	(3)	—	—	—	(53)	—
Issues	—	—	—	—	—	—	(149)
Settlements	(117)	(456)	—	(18)	(1)	(592)	(8)
Transfers into Level 3	7	—	1	—	—	8	—
Transfers out of Level 3	(12)	(2,106)	(86)	(67)	—	(2,271)	—
Balance, December 31, 2011	$1,342	$54	$16	$137	$14	$1,563	$(1,585)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2011 included in:
Net investment income	$—	$—	$—	$1	$—	$1	$—
Net realized investment gains (losses)	—	(23)	—	—	1	(22)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,035)

(1)          Represents a $26 million loss included in net realized investment gains and an $85 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2010	$1,239	$2,772	$72	$215	$11	$4,309	$(299)
Total gains (losses) included in:
Net income	1	54	1	6	2	64 (1)	4 (2)
Other comprehensive income	30	190	10	22	—	252	—
Purchases, sales, issues and settlements, net	22	(398)	91	(3)	—	(288)	(126)
Transfers into Level 3	25	—	—	—	—	25	—
Transfers out of Level 3	—	—	(144)	(13)	—	(157)	—
Balance, December 31, 2010	$1,317	$2,618	$30	$227	$13	$4,205	$(421)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2010 included in:
Net investment income	$—	$78	$—	$5	$—	$83	$—
Net realized investment gains (losses)	—	(26)	—	—	—	(26)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(15)

(1)          Represents a $21 million loss included in net realized investment gains (losses) and an $85 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was an increase of $168 million and $28 million, net of DAC and DSIC amortization, for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, transfers out of Level 3 to Level 2 included certain non-agency residential mortgage backed securities and sub-prime non-agency residential mortgage backed securities classified as asset backed securities with a fair value of $2.2 billion.  The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed security market and increased observability of significant inputs to the valuation methodology.  All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third-party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.

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

	December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,473	$2,650	$2,470	$2,558
Policy loans	739	713	729	805
Other investments	308	311	210	224
Restricted cash	26	26	66	66
Financial Liabilities
Future policy benefits	$15,064	$16,116	$15,328	$15,768
Separate account liabilities	345	345	395	395
Line of credit with Ameriprise Financial	300	300	3	3
Borrowings under repurchase agreements	504	502	397	397
Other liabilities	267	263	188	182

Commercial Mortgage Loans, Net

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics, including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan.

Policy Loans

The fair value of policy loans is determined using discounted cash flows.

Other Investments

Other investments primarily consist of syndicated loans and an investment in Federal Home Loan Bank of Des Moines (“FHLB”).  The fair value of syndicated loans is obtained from a third-party pricing service.  The carrying value of the investment in FHLB is considered a reasonable estimate of the fair value, as this represents the stated exit price for this investment.

Restricted Cash

Restricted cash is generally set aside for specific business transactions and restrictions are specific to the Company and does not transfer to third-party market participants; therefore, the carrying amount is a reasonable estimate of fair value.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Borrowings under Repurchase Agreements

The fair value of borrowings under agreements to repurchase is obtained from a third-party pricing service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.

Other Liabilities

Other liabilities consisted of future funding commitments to affordable housing partnerships.  The fair value of the future funding commitments is determined by discounting cash flows.

14.       Related Party Transactions

Columbia Management Investment Advisers, LLC is the investment manager for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders.  The Company provides all fund management services, other than investment management, and is compensated for the administrative services it provides.  For the years ended December 31, 2011, 2010 and 2009, the Company received $222 million, $136 million and $87 million, respectively, from Columbia Management Investment Advisers, LLC for these services.

Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $530 million, $527 million and $580 million for 2011, 2010 and 2009, respectively.  Certain of these costs are included in DAC.  Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.

Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Cash dividends paid to Ameriprise Financial	$750	$500	$—
Non-cash dividends paid to Ameriprise Financial	850	—	—
Cash dividends received from RiverSource Life of NY	79	28	—
Cash dividends received from RTA	53	63	22
Cash dividends received from RiverSource REO 1, LLC	3	—	—

Notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds.  See Note 15 for additional information.

During 2011, RiverSource Life Insurance Company made cash contributions to RTA of $111 million for ongoing funding commitments related to affordable housing partnership investments.

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

Beginning in 2010, the Company’s taxable income was included in the consolidated federal income tax return of Ameriprise Financial.   Amounts due from Ameriprise Financial for federal income taxes were $86 million and $31 million at December 31, 2011 and 2010, respectively.

During 2009, the Company sold corporate bonds of $27 million to Ameriprise Financial and recognized a gain of $9 million.

15.       Statutory Capital and Surplus

State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators.  For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval.  RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $(296) million and $810 million as of December 31, 2011 and 2010, respectively.

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

Statutory net gain from operations and net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

	2011	2010	2009
	(in millions)
	(unaudited)
Statutory net gain (loss) from operations(1)	$(475)	$1,200	$1,793
Statutory net income (loss)(1)	(599)	1,112	1,887
Statutory capital and surplus	2,681	3,735	3,371

(1)    Statutory net gain (loss) from operations and statutory net income (loss) are significantly impacted by changes in reserves for variable annuity guaranteed benefits, however these impacts are substantially offset by unrealized gains (losses) on derivatives which are not included in statutory income but are recorded directly to surplus.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	December 31, 2011	December 31, 2010	Balance Sheet Location	December 31, 2011	December 31, 2010
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,801	$366	Other liabilities	$1,198	$379
Equity contracts	Other assets	1,314	354	Other liabilities	1,031	665
Credit contracts	Other assets	1	4	Other liabilities	—	1
Foreign currency contracts	Other assets	7	—	Other liabilities	10	—
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	1,585	421
Total GMWB and GMAB		3,123	724		3,824	1,466

Other derivatives:
Equity
EIA	Other assets	—	1	Other liabilities	—	—
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	2	3
IUL	Other assets	1	—	Other liabilities	—	—
IUL embedded derivatives	Not applicable	—	—	Future policy benefits	3	—
Total other		1	1		5	3
Total derivatives		$3,124	$725		$3,829	$1,469

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

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31:

Derivatives not designated	Location of Gain (Loss) on	Amount of Gain (Loss) on Derivatives Recognized in Income
as hedging instruments	Derivatives Recognized in Income	2011	2010	2009
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$709	$95	$(435)
Equity contracts	Benefits, claims, losses and settlement expenses	326	(370)	(1,245)
Credit contracts	Benefits, claims, losses and settlement expenses	(12)	(44)	(65)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(2)	—	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(1,165)	(121)	1,533
Total GMWB and GMAB		(144)	(440)	(212)

Other derivatives:
Equity
GMDB	Benefits, claims, losses and settlement expenses	—	(4)	(10)
EIA	Interest credited to fixed accounts	(1)	2	4
EIA embedded derivatives	Interest credited to fixed accounts	1	7	7
IUL	Interest credited to fixed accounts	1	—	—
IUL embedded derivatives	Interest credited to fixed accounts	(3)	—	—
Total other		(2)	5	1
Total derivatives		$(146)	$(435)	$(211)

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

The majority of the Company’s annuity contracts contain GMDB provisions, which may result in a death benefit payable that exceeds the contract accumulation value when market values of customers’ accounts decline.  Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps.  At December 31, 2011 and 2010, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $104.7 billion and $55.5 billion, respectively.  The Company had previously entered into a limited number of derivative contracts to economically hedge equity exposure related to GMDB provisions on variable annuity contracts written in 2009.  As of both December 31, 2011 and 2010, the Company did not have any outstanding hedges on its GMDB provisions.  The deferred premium associated with some of the above options is paid or received semi-annually over the life of the option contract.

The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2012	$372	$41
2013	349	26
2014	324	24
2015	296	22
2016	265	15
2017-2026	925	34

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of EIA derivative contracts was $25 million and $89 million at December 31, 2011 and 2010, respectively. The gross notional amount of IUL derivative contracts was $12 million at December 31, 2011.

Embedded Derivatives

Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives.  In addition, the equity component of the EIA and IUL product obligations are also considered embedded derivatives.  These embedded derivatives are bifurcated from their host contracts and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings.  As discussed above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the years ended December 31, 2011 and 2010, the Company held no derivatives that were designated as cash flow hedges.

At December 31, 2011, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the years ended December 31, 2011 and 2010, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the years ended December 31, 2011, 2010 and 2009, amounts recognized in earnings on derivative transactions that were ineffective were not material.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of unrealized derivative losses included in accumulated other comprehensive income related to cash flow hedges:

	2011	2010	2009
	(in millions)
Net unrealized derivative losses at January 1	$(30)	$(34)	$(38)
Reclassification of realized losses(1)	6	6	6
Income tax benefit	(2)	(2)	(2)
Net unrealized derivative losses at December 31	$(26)	$(30)	$(34)

(1)   Loss reclassified from accumulated other comprehensive income to net investment income on the Consolidated Statements of Income.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is seven years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2011 and 2010, the Company held $635 million and $25 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of December 31, 2011 and 2010, the Company had accepted additional collateral consisting of various securities with a fair value of $186 million and $23 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of December 31, 2011 and 2010, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $61 million and $25 million, respectively.

Certain of the Company’s derivative instruments contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2011 and 2010, the aggregate fair value of all derivative instruments in a net liability position containing such credit risk features was $106 million and $412 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2011 and 2010 was $98 million and $406 million, respectively. If the credit risk features of derivative contracts that were in a net liability position at December 31, 2011 and 2010 were triggered, the additional fair value of assets needed to settle these derivative liabilities would have been $8 million and $6 million, respectively.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax provision were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Current income tax:
Federal	$137	$(167)	$325
State	3	3	1
Total current income tax	140	(164)	326
Deferred income tax:
Federal	29	417	(80)
State	(1)	(1)	(1)
Total deferred income tax	28	416	(81)
Total income tax provision	$168	$252	$245

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2011	2010	2009
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Tax-exempt interest and dividend income	(13.5)	(6.6)	(7.2)
State taxes, net of federal benefit	0.1	0.1	—
Low income housing credit	(1.6)	(1.4)	(2.0)
Foreign tax credit, net of addback	(1.6)	(1.1)	(1.0)
Taxes applicable to prior years	—	(1.9)	0.1
Other, net	(0.6)	—	—
Income tax provision	17.8%	24.1%	24.9%

The Company’s effective tax rate was 17.8%, 24.1% and 24.9% for the years ended December 31, 2011, 2010 and 2009, respectively.  The decrease in the effective tax rate compared to the prior year primarily reflects a favorable audit settlement related to the dividends received deduction as well as lower pretax income relative to tax advantaged items.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes.  The significant components of the Company’s deferred income tax assets and liabilities are reflected in the following table:

	December 31,
	2011	2010
	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits	$1,589	$1,306
Investment related	—	159
Capital loss and tax credit carryforwards	30	31
Gross deferred income tax assets	1,619	1,496

Deferred income tax liabilities:
DAC	1,379	1,429
Net unrealized gains on Available-for-Sale securities	441	364
Investment related	190	—
DSIC	180	191
Other	49	26
Gross deferred income tax liabilities	2,239	2,010
Net deferred income tax liabilities	$(620)	$(514)

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize all of certain state NOLs and therefore a valuation allowance of $4 million was established as of December 31, 2011.

The Company has tax benefits related to capital loss carryforwards of $30 million which expire beginning December 31, 2015.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009
	(in millions)
Balance at January 1	$83	$(77)	$(89)
Additions (reductions) based on tax positions related to the current year	(1)	—	1
Additions for tax positions of prior years	79	322	18
Reductions for tax positions of prior years	(7)	(196)	(7)
Settlements	(20)	34	—
Balance at December 31	$134	$83	$(77)

If recognized, approximately $12 million, $39 million and $49 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2011, 2010 and 2009, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net increase of $57 million and reductions of $8 million and $1 million in interest and penalties for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011 and 2010, the Company had a payable of $33 million and a receivable of $24 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $133 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Internal Revenue Service (“IRS”) had completed its field examination of the 1997 through 2007 tax returns in recent years. However, for federal income tax purposes, these years except for 2007, continue to remain open as a consequence of certain issues under appeal.  The IRS is currently auditing the Company’s income tax returns for 2008 and 2009.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009.  The Company’s federal and state income tax returns remain open for years after 2009.

It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on the Company’s income tax expense and deferred tax balances.

The items comprising other comprehensive income (loss) are presented net of the following income tax provision amounts:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Net unrealized securities gains	$75	$157	$587
Net unrealized derivative losses	(2)	(2)	(2)
Net income tax provision	$73	$155	$585

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.  Commitments and Contingencies

At December 31, 2011 and 2010, the Company had no material commitments to purchase investments other than mortgage loan fundings. See Note 6 for additional information.

The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts.  As of December 31, 2011, these guarantees range up to 5.0%.  To the extent the yield on the Company’s invested assets portfolio declines below its target spread plus the minimum guarantee, the Company’s profitability would be negatively affected.

Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny.  Numerous state and federal regulatory agencies have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), claims handling, and unclaimed property and escheatment practices and procedures. With regard to an industry-wide investigation of unclaimed property and escheatment practices and procedures, the Company is responding to regulatory audits, market conduct examinations and other inquires (including inquiries from the States of Minnesota and New York).  The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

The Company is involved in the normal course of business in a number of other legal and arbitration proceedings concerning matters arising in connection with the conduct of its business activities.  The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration or regulatory investigation or proceeding that is likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity.  Notwithstanding the foregoing, it is possible that the outcome of any current or future legal, arbitration or regulatory proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

The Company is required by law to be a member of the guaranty fund association in every state where they are licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, the Company could be adversely affected by the requirement to pay assessments to the guaranty fund associations.  The financial crisis of 2008 and 2009 and subsequent uncertainty and volatility in the U.S. economy and financial markets have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2011.

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

The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, the Company believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Pricewaterhouse Coopers LLP (“PwC’) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the year ended December 31, 2011.  Ernst & Young LLP (“Ernst & Young”), an independent registered public accounting firm, audited the Consolidated Financial Statements of the Company for the years ended December 31, 2010 and 2009.

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by PwC and Ernst & Young for the audit of the Company’s financial statements for the years ended December 31, 2011 and 2010 and other fees billed for other services rendered by PwC and Ernst & Young during those periods.

	PwC	Ernst & Young
	2011	2010
	(in thousands)
Audit Fees(1)	$1,729	$2,201
Audit-related Fees	16	26
Tax Fees	—	—
All Other Fees	—	5
Total	$1,745	$2,232

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

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC and Ernst & Young are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial.  All audit and permitted non-audit services to be performed by PwC and Ernst & Young for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial.  The procedures require all proposed engagements of PwC and Ernst & Young for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services.

In 2011 and 2010, 100% of the services provided by PwC and Ernst & Young for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

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

RIVERSOURCE LIFE INSURANCE COMPANY

Registrant

February 24, 2012	By	/s/ John R. Woerner
Date		John R. Woerner, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2012	/s/ John R. Woerner
Date	John R. Woerner, Director, Chairman and President
(Principal Executive Officer)

February 24, 2012	/s/ Brian J. McGrane
Date	Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

February 24, 2012	/s/ Gumer C. Alvero
Date	Gumer C. Alvero, Director

February 24, 2012	/s/ David K. Stewart
Date	David K. Stewart, Vice President and Controller
(Principal Accounting Officer)

February 24, 2012	/s/ Steve M. Gathje
Date	Steve M. Gathje, Director

February 24, 2012	/s/ William F. Truscott
Date	William F. Truscott, Director

February 24, 2012	/s/ Bridget M. Sperl
Date	Bridget M. Sperl, Director

February 24, 2012	/s/ Jon Stenberg
Date	Jon Stenberg, Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

3.1	Copy of Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.

3.1.1	Copy of Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.

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

10.1

Copy of Principal Underwriter Agreement for Variable Annuities and Variable Life Insurance between RiverSource Life Insurance Company and RiverSource Distributors, Inc. effective January 1, 2007, filed as Exhibit 10.1 to Form 10-K filed on February 28, 2007, is incorporated by reference.

10.2

Copy of Selling Agreement by and among RiverSource Life Insurance Company, RiverSource Distributors, Inc. and Ameriprise Financial Services, Inc. effective January 1, 2007, filed as Exhibit 10.2 to Form 10-K filed on February 28, 2007, is incorporated by reference.

10.3

Copy of Marketing Support Services Agreement between Ameriprise Financial Services, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.3 to Form 10-K filed on February 28, 2007, is incorporated by reference.

10.4

Copy of Investment Management and Services Agreement between RiverSource Investments, LLC (n/k/a Columbia Management Investment Advisers, LLC) and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.4 to Form 10-K filed on February 28, 2007, is incorporated by reference.

10.5

Copy of Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective December 1, 2010, filed as Exhibit 10.5 to Form 10-K filed on February 23, 2011, is incorporated by reference.

10.6

Copy of Amended and Restated Agreement by and among RiverSource Life Insurance Company, Ameriprise India Private Limited, and Ameriprise Financial, Inc. (a/k/a/ Supplementary Agreement No. 1) effective January 1, 2007, filed as Exhibit 10.6 to Form 10-K filed on February 28, 2007, is incorporated by reference.

10.7

Copy of Management, Service & Marketing Support Agreement by and among Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.

10.8

Copy of RiverSource Variable Portfolio Funds Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.8 to Form 10-K filed on February 28, 2007, is incorporated by reference.

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

*101

The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Filed electronically herewith.

E-2