Form 10-Q
period 2012-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2012-05-03
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2012
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM
10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2012, $24,461; 2011, $24,398)	$26,701	$26,577
Common stocks, at fair value (cost: 2012 and 2011, $1)	3	2
Commercial mortgage loans, at cost (less allowance for loan losses: 2012 and 2011, $32)	2,492	2,473
Policy loans	739	739
Other investments	720	730
Total investments	30,655	30,521

Cash and cash equivalents	305	828
Restricted cash	31	26
Reinsurance recoverables	1,986	1,953
Other receivables	200	162
Accrued investment income	290	307
Deferred income taxes, net	175	60
Deferred acquisition costs	2,444	2,413
Deferred sales inducement costs	460	464
Other assets	2,921	3,578
Separate account assets	68,288	63,174

Total assets	$107,755	$103,486

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$30,447	$31,169
Policy claims and other policyholders’ funds	135	121
Borrowings under repurchase agreements	504	504
Line of credit with Ameriprise Financial, Inc.	300	300
Other liabilities	3,487	3,608
Separate account liabilities	68,288	63,174
Total liabilities	103,161	98,876

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,461	2,461
Retained earnings	1,161	1,215
Accumulated other comprehensive income, net of tax	969	931
Total shareholder’s equity	4,594	4,610

Total liabilities and shareholder’s equity	$107,755	$103,486

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2012	2011
Revenues
Premiums	$112	$116
Net investment income	377	403
Policy and contract charges	395	381
Other revenues	77	73
Net realized investment gains (losses)	3	(5)
Total revenues	964	968
Benefits and expenses
Benefits, claims, losses and settlement expenses	350	242
Interest credited to fixed accounts	206	208
Amortization of deferred acquisition costs	17	60
Other insurance and operating expenses	201	201
Total benefits and expenses	774	711
Pretax income	190	257
Income tax provision	19	25
Net income	$171	$232

Supplemental Disclosures:
Net realized investment gains (losses):
Net realized investment gains (losses) before impairment losses on securities	$4	$(4)
Total other-than-temporary impairment losses on securities	(3)	—
Portion of gain (loss) recognized in other comprehensive income	2	(1)
Net impairment losses recognized in net realized investment gains (losses)	(1)	(1)
Net realized investment gains (losses)	$3	$(5)

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2012	2011
Net income	$171	$232
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	42	(67)
Reclassification of net securities (gains) losses included in net income	(2)	4
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(3)	25
Total net unrealized gains (losses) on securities	37	(38)
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	1	1
Total net unrealized losses on derivatives	1	1
Total other comprehensive income (loss), net of tax	38	(37)
Total comprehensive income	$209	$195

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2011, previously reported	$3	$2,460	$3,410	$675	$6,548
Cumulative effect of change in accounting policies, net of tax	—	—	(1,416)	85	(1,331)
Balances at January 1, 2011, restated	3	2,460	1,994	760	5,217
Comprehensive income:
Net income	—	—	232	—	232
Other comprehensive loss, net of tax	—	—	—	(37)	(37)
Total comprehensive income					195
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2011	$3	$2,461	$2,026	$723	$5,213

Balances at January 1, 2012	$3	$2,461	$1,215	$931	$4,610
Comprehensive income:
Net income	—	—	171	—	171
Other comprehensive income, net of tax	—	—	—	38	38
Total comprehensive income					209
Cash dividend to Ameriprise Financial, Inc.	—	—	(225)	—	(225)
Balances at March 31, 2012	$3	$2,461	$1,161	$969	$4,594

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$171	$232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(3)	(17)
Deferred income tax benefit	(135)	(7)
Contractholder and policyholder charges, non-cash	(67)	(66)
Net realized investment (gains) losses	(4)	4
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains (losses)	1	1
Change in operating assets and liabilities:
Deferred acquisition costs	(50)	(8)
Deferred sales inducement costs	—	10
Equity method investments	8	8
Future policy benefits for traditional life, disability income and long term care insurance	65	60
Policy claims and other policyholders’ funds	14	—
Reinsurance recoverables	(34)	(26)
Other receivables	(121)	3
Accrued investment income	17	8
Derivatives collateral, net	(530)	14
Other assets and liabilities, net	600	176
Net cash provided by (used in) operating activities	(68)	392
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	78	397
Maturities, sinking fund payments and calls	794	948
Purchases	(1,016)	(1,668)
Proceeds from sales, maturities and repayments of commercial mortgage loans	43	47
Funding of commercial mortgage loans	(62)	(24)
Proceeds from sales of other investments	31	39
Purchase of other investments	(67)	(80)
Purchase of land, buildings, equipment and software	(3)	(1)
Change in policy loans, net	—	1
Net cash used in investing activities	(202)	(341)
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	392	291
Net transfers to separate accounts	(9)	(46)
Surrenders and other benefits	(335)	(371)
Change in borrowings under repurchase agreements, net	—	100
Proceeds from line of credit with Ameriprise Financial, Inc.	100	315
Payments on line of credit with Ameriprise Financial, Inc.	(100)	(18)
Deferred premium options, net	(76)	(58)
Tax adjustment on share-based incentive compensation plan	—	1
Cash dividend to Ameriprise Financial, Inc.	(225)	(200)
Net cash provided by (used in) financing activities	(253)	14
Net increase (decrease) in cash and cash equivalents	(523)	65
Cash and cash equivalents at beginning of period	828	76
Cash and cash equivalents at end of period	$305	$141
Supplemental Disclosures:
Income taxes paid, net	$46	$6
Interest paid on borrowings	1	1

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

The interim financial information in this report has not been audited.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made. All adjustments made were of a normal recurring nature, except for the prior period adjustments for the retrospective adoption of the new accounting standard for deferred acquisition costs (“DAC”) as described below.

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

On January 1, 2012, the Company retrospectively adopted the new accounting standard for DAC for insurance and annuity products. See Notes 2, 6 and 7 for further information on the new accounting standard and the resulting changes in the Company’s accounting policies on the deferral of acquisition costs. The following tables present the effect of the change on affected financial statement line items for prior periods, retrospectively adjusted.

	December 31, 2011
	Previously Reported	Effect of Change	Restated
	(in millions)
Balance Sheets

Assets
Deferred income taxes, net	$—	$60	$60
Deferred acquisition costs	4,367	(1,954)	2,413
Total assets	$105,380	$(1,894)	$103,486

Liabilities
Future policy benefits	$31,182	$(13)	$31,169
Deferred income taxes, net	620	(620)	—
Other liabilities	3,607	1	3,608
Total liabilities	99,508	(632)	98,876

Shareholder’s equity
Retained earnings	2,589	(1,374)	1,215
Accumulated other comprehensive income, net of tax	819	112	931
Total shareholder’s equity	5,872	(1,262)	4,610

Total liabilities and shareholder’s equity	$105,380	$(1,894)	$103,486

	December 31, 2010
	Previously Reported	Effect of Change	Restated
	(in millions)
Statements Shareholder’s Equity

Retained earnings	$3,410	$(1,416)	$1,994
Accumulated other comprehensive income, net of tax	675	85	760
Total shareholder’s equity	$6,548	$(1,331)	$5,217

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31, 2011
	Previously Reported	Effect of Change	Restated
	(in millions)
Statements of Income

Revenues
Total revenues	$968	$—	$968

Benefits and expenses
Benefits, claims, losses and settlement expenses	241	1	242
Interest credited to fixed accounts	207	1	208
Amortization of deferred acquisition costs	97	(37)	60
Other insurance and operating expenses	165	36	201
Total benefits and expenses	710	1	711

Pretax income	258	(1)	257
Income tax provision	26	(1)	25

Net income	$232	$—	$232

2.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to the presentation of comprehensive income. The standard requires entities to present all nonowner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The standard is effective for interim and annual periods beginning after December 15, 2011. The Company retrospectively adopted the standard in the first quarter of 2012.  The adoption of the standard did not impact the Company’s consolidated financial condition and results of operations.  See the Company’s Consolidated Statements of Comprehensive Income for the newly required statements.

Fair Value

In May 2011, the FASB updated the accounting standards related to fair value measurement and disclosure requirements. The standard requires entities, for assets and liabilities measured at fair value in the statement of financial position which are Level 3 fair value measurements, to disclose quantitative information about unobservable inputs and assumptions used in the measurements, a description of the valuation processes in place, and a qualitative discussion about the sensitivity of the measurements to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. In addition, the standard requires disclosure of fair value by level within the fair value hierarchy for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. The standard is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the standard in the first quarter of 2012.  The adoption of the standard did not impact the Company’s consolidated financial condition and results of operations.  See Note 11 for the required disclosures.

Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB updated the accounting standards related to accounting for repurchase agreements and other similar agreements. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings as opposed to sales. The standard is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011. The Company adopted the standard in the first quarter of 2012.  The adoption of the standard did not impact the Company’s consolidated financial condition and results of operations.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standard for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts are capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ compensation and benefits directly related to time spent performing acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and contract

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

selling) for a contract that has been acquired, (iii) other costs related to  acquisition activities that would not have been incurred had the acquisition of the contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other acquisition related costs are expensed as incurred. The Company retrospectively adopted the new standard on January 1, 2012. The cumulative effect of the adoption reduced retained earnings by $1.4 billion after-tax and increased accumulated other comprehensive income by $112 million after-tax, totaling to a $1.3 billion after-tax reduction in total equity at January 1, 2012. See Notes 1, 6 and 7 for additional information on the adoption of this standard.

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

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments.  The carrying values are reflected in other investments and were $375 million and $384 million as of March 31, 2012 and December 31, 2011, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $223 million and $267 million recorded in other liabilities as of March 31, 2012 and December 31, 2011, respectively, related to the future funding commitments for affordable housing partnerships.

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	March 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$15,051	$1,710	$(26)	$16,735	$—
Residential mortgage backed securities	3,989	232	(106)	4,115	(39)
Commercial mortgage backed securities	3,245	282	(1)	3,526	—
State and municipal obligations	980	130	(44)	1,066	—
Asset backed securities	955	45	(16)	984	—
Foreign government bonds and obligations	183	21	—	204	—
U.S. government and agencies obligations	48	8	—	56	—
Other structured investments	10	5	—	15	5
Total fixed maturities	24,461	2,433	(193)	26,701	(34)
Common stocks	1	2	—	3	—
Total	$24,462	$2,435	$(193)	$26,704	$(34)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,770	$1,726	$(78)	$16,418	$—
Residential mortgage backed securities	4,193	242	(126)	4,309	(41)
Commercial mortgage backed securities	3,355	276	—	3,631	—
State and municipal obligations	1,012	131	(47)	1,096	—
Asset backed securities	883	43	(18)	908	—
Foreign government bonds and obligations	126	19	(1)	144	—
U.S. government and agencies obligations	49	8	—	57	—
Other structured investments	10	4	—	14	4
Total fixed maturities	24,398	2,449	(270)	26,577	(37)
Common stocks	1	1	—	2	—
Total	$24,399	$2,450	$(270)	$26,579	$(37)

(1)         Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At both March 31, 2012 and December 31, 2011, fixed maturity securities comprised approximately 87%, respectively, of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2012 and December 31, 2011, approximately $1.3 billion and $1.2 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	March 31, 2012			December 31, 2011
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,931	$7,452	28%	$7,276	$7,811	30%
AA	1,171	1,303	5	1,161	1,291	5
A	4,380	4,846	18	4,148	4,578	17
BBB	10,445	11,667	44	10,211	11,446	43
Below investment grade	1,534	1,433	5	1,602	1,451	5
Total fixed maturities	$24,461	$26,701	100%	$24,398	$26,577	100%

At March 31, 2012 and December 31, 2011, approximately 32% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	60	$652	$(14)	8	$274	$(12)	68	$926	$(26)
Residential mortgage backed securities	20	262	(5)	51	312	(101)	71	574	(106)
Commercial mortgage backed securities	7	48	(1)	—	—	—	7	48	(1)
State and municipal obligations	—	—	—	2	91	(44)	2	91	(44)
Asset backed securities	9	126	(3)	17	91	(13)	26	217	(16)
Total	96	$1,088	$(23)	78	$768	$(170)	174	$1,856	$(193)

	December 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	70	$1,004	$(37)	9	$257	$(41)	79	$1,261	$(78)
Residential mortgage backed securities	30	338	(8)	48	283	(118)	78	621	(126)
Asset backed securities	12	145	(3)	18	96	(15)	30	241	(18)
State and municipal obligations	—	—	—	2	87	(47)	2	87	(47)
Foreign government bonds and obligations	5	23	(1)	—	—	—	5	23	(1)
Total	117	$1,510	$(49)	77	$723	$(221)	194	$2,233	$(270)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Beginning balance	$106	$108
Credit losses for which an other-than-temporary impairment was previously recognized	1	1
Reductions for securities sold during the period (realized)	(2)	(16)
Ending balance	$105	$93

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains (Losses)
	(in millions)
Balance at January 1, 2011	$1,084	$(379)	$705
Cumulative effect of accounting change	131	(46)	85	(1)
Net unrealized securities gains arising during the period(3)	(103)	36	(67)
Reclassification of net securities losses included in net income	5	(1)	4
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	39	(14)	25
Balance at March 31, 2011	$1,156	$(404)	$752	(2)

Balance at January 1, 2012	$1,472	$(515)	$957	(1)
Net unrealized securities losses arising during the period(3)	65	(23)	42
Reclassification of net securities gains included in net income	(3)	1	(2)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(5)	2	(3)
Balance at March 31, 2012	$1,529	$(535)	$994	(2)

(1)   The Company retrospectively adopted a new accounting standard on January 1, 2012 for DAC. See Note 1 and 2 for additional information on the adoption impact.

(2)   Includes $(18) million and $(6) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2012 and 2011, respectively.

(3)   Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Gross realized investment gains	$4	$13
Gross realized investment losses	—	(17)
Other-than-temporary impairments	(1)	(1)
Total	$3	(5)

Other-than-temporary impairments for the three months ended March 31, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at March 31, 2012 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,198	$1,225
Due after one year through five years	4,637	4,911
Due after five years through 10 years	6,627	7,414
Due after 10 years	3,800	4,511
	16,262	18,061
Residential mortgage backed securities	3,989	4,115
Commercial mortgage backed securities	3,245	3,526
Asset backed securities	955	984
Other structured investments	10	15
Common stocks	1	3
Total	$24,462	$26,704

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and other structured

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

investments are not due at a single maturity date.  As such, these securities, as well as common stocks, were not included in the maturities distribution.

Net investment income is summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Income on fixed maturities	$342	$370
Income on commercial mortgage loans	35	37
Other investments	6	6
	383	413
Less: investment expenses	6	10
Total	$377	$403

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

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2012			March 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$32	$5	$37	$36	$5	$41
Charge-offs	—	(1)	(1)	(2)	—	(2)
Provisions	—	—	—	—	—	—
Ending balance	$32	$4	$36	$34	$5	$39
Individually evaluated for impairment	$9	$—	$9	$8	$—	$8
Collectively evaluated for impairment	23	4	27	26	5	31

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2012			December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$60	$1	$61	$64	$1	$65
Collectively evaluated for impairment	2,464	301	2,765	2,441	301	2,742
Total	$2,524	$302	$2,826	$2,505	$302	$2,807

As of March 31, 2012 and December 31, 2011, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $11 million and $4 million, respectively.

During the three months ended March 31, 2012, the Company purchased $29 million and sold nil of syndicated loans. During the three months ended March 31, 2011, the Company purchased $63 million and sold $1 million of syndicated loans.

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $12 million as of both March 31, 2012 and December 31, 2011.  All other loans were considered to be performing.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% and 3% of total commercial mortgage loans as of March 31, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	March 31, 2012			December 31, 2011
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$631	25%	$11	$618	25%	$—
Pacific	555	22	20	556	22	1
Mountain	281	11	8	275	11	11
East North Central	254	10	—	247	10	—
West North Central	219	9	—	224	9	1
Middle Atlantic	211	8	—	217	9	—
West South Central	175	7	—	173	7	2
New England	134	5	—	130	5	—
East South Central	64	3	—	65	2	—
	2,524	100%	$39	2,505	100%	$15
Less: allowance for loan losses	32			32
Total	$2,492			$2,473

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	March 31, 2012			December 31, 2011
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$814	32%	$4	$825	33%	$2
Office	663	26	14	669	27	2
Industrial	464	18	5	455	18	1
Apartments	371	15	10	358	14	—
Hotel	51	2	—	51	2	—
Mixed Use	43	2	—	42	2	—
Other	118	5	6	105	4	10
	2,524	100%	$39	2,505	100%	$15
Less: allowance for loan losses	32			32
Total	$2,492			$2,473

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both March 31, 2012 and December 31, 2011 were $1 million.

Troubled Debt Restructurings

During the three months ended March 31, 2012, the Company restructured one loan with a recorded investment of $1 million as of March 31, 2012. During the three months ended March 31, 2011, the Company restructured one loan with a recorded investment of $6 million as of March 31, 2011. The recorded investment in restructured loans primarily consists of syndicate loans and commercial mortgage loans.  The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. The impact of adoption resulted in a reduction in the DAC balance of $2.0 billion and $2.1 billion at January 1, 2012 and 2011, respectively, and a reduction in DAC capitalization of $36 million and DAC amortization of $37 million for the three months ended March 31, 2011.

The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses.  The portion of these costs which are incremental and direct to the acquisition of a new insurance or annuity contact are deferred.  Significant costs capitalized by the Company include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales.  Sales based compensation paid to affiliated advisors and employees and third-party distributers is capitalized.  Employee compensation and benefits costs which are capitalized under the new accounting standard relate primarily to sales efforts, underwriting, and processing. All other costs which are not incremental direct costs of acquiring an insurance or annuity contract are expensed as incurred.

The balances of and changes in DAC (subsequent to the adjustment for the new accounting standard) were as follows:

	2012	2011
	(in millions)
Balance at January 1	$2,413	$2,521
Capitalization of acquisition costs	67	68
Amortization	(17)	(60)
Impact of change in net unrealized securities (gains) losses	(19)	8
Balance at March 31	$2,444	$2,537

The balances of and changes in DSIC were as follows:

	2012	2011
	(in millions)
Balance at January 1	$464	$545
Capitalization of sales inducement costs	2	3
Amortization	(2)	(13)
Impact of change in net unrealized securities (gains) losses	(4)	1
Balance at March 31	$460	$536

7.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard on DAC in the first quarter of 2012.

Future policy benefits (subsequent to the adjustment for the new accounting standard) and policy claims and other policyholders’ funds consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Fixed annuities	$16,345	$16,401
Equity indexed annuity (“EIA”) accumulated host values	48	58
EIA embedded derivatives	2	2
Variable annuity fixed sub-accounts	4,856	4,852
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	753	1,377
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	118	237
Other variable annuity guarantees	10	14
Total annuities	22,132	22,941
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,684	2,662
Indexed universal life (“IUL”) accumulated host values	12	4
IUL embedded derivatives	9	3
VUL/UL insurance additional liabilities	234	220
Other life, disability income and long term care insurance	5,376	5,339
Total future policy benefits	30,447	31,169
Policy claims and other policyholders’ funds	135	121
Total future policy benefits and policy claims and other policyholders’ funds	$30,582	$31,290

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Separate account liabilities consisted of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Variable annuity variable sub-accounts	$62,175	$57,556
VUL insurance variable sub-accounts	6,069	5,575
Other insurance variable sub-accounts	44	43
Total	$68,288	$63,174

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2012				December 31, 2011
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$43,586	$41,831	$86	63	$40,011	$38,275	$382	63
Five/six-year reset	12,046	9,541	161	63	11,631	9,118	350	63
One-year ratchet	7,628	7,179	148	64	7,233	6,777	479	64
Five-year ratchet	1,581	1,529	5	61	1,472	1,418	25	61
Other	833	807	58	68	759	732	93	68
Total — GMDB	$65,674	$60,887	$458	63	$61,106	$56,320	$1,329	63

GGU death benefit	$977	$925	$87	63	$920	$868	$78	63

GMIB	$479	$450	$71	65	$463	$433	$106	65

GMWB:
GMWB	$4,097	$4,078	$45	65	$3,887	$3,868	$236	65
GMWB for life	26,344	26,200	143	64	23,756	23,625	863	64
Total — GMWB	$30,441	$30,278	$188	64	$27,643	$27,493	$1,099	64

GMAB	$3,784	$3,774	$7	57	$3,516	$3,509	$63	56

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	2	—	(173)	(55)	12
Paid claims	(2)	(1)	—	—	(2)
Balance at March 31, 2011	$5	$7	$164	$49	$78
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	—	(2)	(624)	(119)	17
Paid claims	(2)	—	—	—	(4)
Balance at March 31, 2012	$3	$7	$753	$118	$124

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31,	December 31,
	2012	2011
	(in millions)
Mutual funds:
Equity	$33,537	$30,738
Bond	25,591	23,862
Other	1,996	1,969
Total mutual funds	$61,124	$56,569

9.              Line of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance of $300 million as of both March 31, 2012 and December 31, 2011, under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  Prior to January 1, 2012, the interest rate for any borrowing under the agreement was established by reference to LIBOR plus 115 basis points.  In January 2012, an amendment to this agreement decreased the interest rate to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial.  Amounts borrowed may be repaid at any time with no prepayment penalty.

10.       Borrowings under Repurchase Agreements

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $520 million and $521 million at March 31, 2012 and December 31, 2011, respectively. The amount of the Company’s liability including accrued interest as of both March 31, 2012 and December 31, 2011 was $504 million.  The weighted average annualized interest rate on the repurchase agreements held as of both March 31, 2012 and December 31, 2011 was 0.3%.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,342	$1,393	$16,735
Residential mortgage backed securities	—	4,037	78	4,115
Commercial mortgage backed securities	—	3,510	16	3,526
State and municipal obligations	—	1,066	—	1,066
Asset backed securities	—	840	144	984
Foreign government bonds and obligations	—	204	—	204
U.S. government and agencies obligations	10	46	—	56
Other structured investment	—	—	15	15
Total Available-for-Sale securities: Fixed maturities	10	25,045	1,646	26,701
Common stocks	1	1	1	3
Trading securities	—	25	—	25
Cash equivalents	—	247	—	247
Other assets:
Interest rate derivative contracts	—	1,452	—	1,452
Equity derivative contracts	312	784	—	1,096
Foreign currency derivative contracts	—	6	—	6
Total other assets	312	2,242	—	2,554
Separate account assets	—	68,288	—	68,288
Total assets at fair value	$323	$95,848	$1,647	$97,818
Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	9	—	9
GMWB and GMAB embedded derivatives	—	—	840	840
Total future policy benefits	—	11	840	851	(1)
Other liabilities:
Interest rate derivative contracts	—	1,097	—	1,097
Equity derivative contracts	308	1,294	—	1,602
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	—	4	—	4
Total other liabilities	308	2,396	—	2,704
Total liabilities at fair value	$308	$2,407	$840	$3,555

(1)          The Company’s adjustment for nonperformance risk resulted in a $342 million cumulative decrease to the embedded derivative liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,076	$1,342	$16,418
Residential mortgage backed securities	—	4,255	54	4,309
Commercial mortgage backed securities	—	3,615	16	3,631
State and municipal obligations	—	1,096	—	1,096
Asset backed securities	—	771	137	908
Foreign government bonds and obligations	—	144	—	144
U.S. government and agencies obligations	10	47	—	57
Other structured investment	—	—	14	14
Total Available-for-Sale securities: Fixed maturities	10	25,004	1,563	26,577
Common stocks	1	1	—	2
Trading securities	—	25	—	25
Cash equivalents	—	809	—	809
Other assets:
Interest rate derivative contracts	—	1,801	—	1,801
Equity derivative contracts	274	1,041	—	1,315
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	—	7	—	7
Total other assets	274	2,850	—	3,124
Separate account assets	—	63,174	—	63,174
Total assets at fair value	$285	$91,863	$1,563	$93,711
Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	3	—	3
GMWB and GMAB embedded derivatives	—	—	1,585	1,585
Total future policy benefits	—	5	1,585	1,590	(1)
Other liabilities:
Interest rate derivative contracts	—	1,198	—	1,198
Equity derivative contracts	297	734	—	1,031
Foreign currency derivative contracts	—	10	—	10
Total other liabilities	297	1,942	—	2,239
Total liabilities at fair value	$297	$1,947	$1,585	$3,829

(1)          The Company’s adjustment for nonperformance risk resulted in a $506 million cumulative decrease to the embedded derivative liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities								Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		Common Stock	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2012	$1,342	$54	$16	$137	$14	$1,563		$—	$(1,585)
Total gains (losses) included in:
Net income	—	(2)	—	—	—	(2	)(1)	—	784 (2)
Other comprehensive income	4	5	—	—	1	10		—	—
Purchases	98	24	—	—	—	122		1	—
Sales	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	—		—	(39)
Settlements	(51)	(3)	—	—	—	(54)		—	—
Transfers into Level 3	—	—	—	7	—	7		—	—
Transfers out of Level 3	—	—	—	—	—	—		—	—
Balance, March 31, 2012	$1,393	$78	$16	$144	$15	$1,646		$1	$(840)

Changes in unrealized gains (losses) relating to assets and liabilities held at March 31, 2012 included in:
Net investment income	$—	$—	$—	$—	$—	$—		$—	$—
Net realized investment gains (losses)	—	2	—	—	—	2		—	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	769

(1)          Represents a $2 million loss included in net realized investment gains in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,317	$2,618	$30	$227	$13	$4,205	$(421)
Total gains (losses) included in:
Net income	—	6	—	1	1	8 (1)	263 (2)
Other comprehensive income	1	(3)	—	3	—	1	—
Purchases	37	26	—	—	—	63	—
Sales	—	(2)	—	—	—	(2)	—
Issues	—	—	—	—	—	—	(32)
Settlements	(34)	(178)	—	(7)	—	(219)	—
Transfers into Level 3	—	—	1	—	—	1	—
Transfers out of Level 3	(10)	—	(30)	—	—	(40)	—
Balance, March 31, 2011	$1,311	$2,467	$1	$224	$14	$4,017	$(190)

Changes in unrealized gains (losses) relating to assets and liabilities held at March 31, 2011 included in:
Net investment income	$—	$18	$—	$1	$1	$20	$—
Net realized investment gains (losses)	—	(1)	—	—	1	—	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	257

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was a decrease of $115 million and $23 million, net of DAC and DSIC amortization, for the three months ended March 31, 2012 and 2011, respectively.

Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third-party pricing service with observable inputs. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities at March 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)

Residential mortgage backed securities	$54	Discounted cash flows	Constant prepayment rate	0.8% - 12% (6.8%)
			Annual default rate	2.1% - 19.7% (8.3%)
			Loss severity	38% - 72% (51%)
			Yield/spread to Treasury	6.6% - 19.3% (9.8%)

Asset backed security (sub-prime residential mortgage backed security)	$4	Discounted cash flows	Constant prepayment rate	3.5%
			Annual default rate	3.5%
			Loss severity	68%
			Yield/spread to Treasury	11.6%

GMWB and GMAB embedded derivatives	$840	Discounted cash flows	Utilization of guaranteed withdrawals	0% - 90%
			Surrender rate	0% - 56.3%
			Market volatility(1)	5.8% - 22.3%
			Nonperformance risk(2)	101 bps

Other structured investment	$15	Discounted cash flows	Annual default rate	4.4%
			Discount rate	17.6%
			Constant prepayment rate	5%
			Loss recovery	36.4%

(1)          Market volatility is implied volatility of fund of funds.

(2)          The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivative.

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to the Company.

Sensitivity of Fair Value Measurements to Changes in Observable Inputs

Except for prepayment inputs, significant increases (decreases) in the unobservable inputs used in the fair value measurement of Level 3 residential mortgage backed and asset backed securities in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the constant prepayment rate in isolation could result in a significantly higher (lower) fair value measurement. Generally a change in the assumption used for the annual default rate is accompanied by a directionally similar change in the assumptions used for loss severity and yield/spread to U.S. Treasuries and a directionally opposite change in the assumption used for prepayment rates.

Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in surrender rate and nonperformance risk used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) fair value measurement. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Generally, a significant increase (decrease) in the annual default rate and discount rate used in the fair value measurement of the other structured investment in isolation could result in a significantly lower (higher) fair value measurement.  A significant increase (decrease) in loss recovery and constant prepayment rate used in the fair value measurement of the other structured investment in isolation could result in a significantly higher (lower) fair value measurement.

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. agency and foreign government securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services.  Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.  Level 3 securities primarily include corporate bonds, certain non-agency residential mortgage backed securities and asset backed securities.  The fair value of corporate bonds and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for the non-binding broker quotes are not readily available to the Company. The fair value of certain asset backed securities and non-agency residential mortgage backed securities classified as Level 3 is obtained from third-party pricing services who use significant unobservable inputs to estimate the fair value.

In consideration of the above, management is responsible for the fair values recorded on the financial statements.  Prices received from third-party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements.  The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate.  The Company also performs subsequent transaction testing.  The Company performs annual due diligence of third-party pricing services.  The Company’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology.  The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested.  The NAV represents the exit price for the separate account.  Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter  (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.  The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

at March 31, 2012 and December 31, 2011.  See Note 12 for further information on the credit risk of derivative instruments and related collateral.

Liabilities

Future Policy Benefits

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models.  These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees.  The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions and margins for risk, profit and expenses that the Company believes an exit market participant would expect.  The fair value of these embedded derivatives also reflects a current estimate of the Company’s nonperformance risk specific to these liabilities.  Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.  The embedded derivative liability attributable to these provisions is recorded in future policy benefits.

The Company’s Corporate Actuarial Department calculates the fair value of the GMWB and GMAB embedded derivatives on a monthly basis. During this process, control checks are performed to validate the completeness of the data. Actuarial management approves various components of the valuation along with the final results. The change in the fair value of the embedded derivatives is reviewed monthly with senior management. The Level 3 inputs into the valuation are consistent with the pricing assumptions and updated as experience develops.  Significant unobservable inputs that reflect policyholder behavior are reviewed quarterly along with other valuation assumptions.

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its EIA and IUL products.  The inputs to these calculations are primarily market observable and include interest rates, volatilities and equity index levels.  As a result, these measurements are classified as Level 2.

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2012 and December 31, 2011.  See Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	March 31, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
	Value	Level 1	Level 2	Level 3	Total	Value	Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,492	$—	$—	$2,665	$2,665	$2,473	$2,650
Policy loans	739	—	—	714	714	739	713
Other investments	308	—	296	19	315	308	311
Restricted cash	31	31	—	—	31	26	26
Financial Liabilities
Future policy benefits	$15,007	$—	$—	$16,058	$16,058	$15,064	$16,116
Separate account liabilities	373	—	373	—	373	345	345
Line of credit with Ameriprise Financial	300	—	—	300	300	300	300
Borrowings under repurchase agreements	504	—	504	—	504	504	502
Other liabilities	223	—	—	220	220	267	263

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

Policy Loans

The fair value of policy loans is determined using discounted cash flows and are classified as Level 3 as the discount rate used may be adjusted for the underlying performance of individual policies.

Other Investments

Other investments primarily consist of syndicated loans and an investment in Federal Home Loan Bank of Des Moines (“FHLB”).  The fair value of syndicated loans is obtained from a third-party service or broker quotes.  Syndicated loans that are priced by multiple pricing services are classified as Level 2 and syndicated loans priced using a single broker quotes are classified as Level 3.  The carrying value of the investment in FHLB is considered a reasonable estimate of the fair value, as this represents the stated exit price for this investment. The fair value of the investment in FHLB is classified as a Level 3 due to restrictions on transfer or lack of liquidity.

Restricted Cash

Restricted cash is generally set aside for specific business transactions and restrictions are specific to the Company and does not transfer to third party market participants; therefore, the carrying amount is a reasonable estimate of fair value. The fair value of restricted cash is classified as Level 1.

Future Policy Benefits

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities.  The fair value of other liabilities including non-life contingent fixed annuities in payout status, EIA host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.  Given the use of significant unobservable inputs to these valuations, these measurements are classified as Level 3.

Separate Account Liabilities

Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets.  Carrying value is a reasonable estimate of the fair value as it represents the exit value as evidenced by withdrawal transactions between contractholders and the Company.  A nonperformance adjustment is not included as the related separate account assets act as collateral for these liabilities and minimize nonperformance risk.  The fair value of these separate account liabilities is classified as Level 2.

Line of Credit with Ameriprise Financial

The fair value of the line of credit is determined by discounting cash flows with an adjustment for the Company’s nonperformance risk specific to this liability.  The fair value of the line of credit is classified as Level 3.

Borrowings under Repurchase Agreements

The fair value of borrowings under agreements to repurchase is obtained from a third-party pricing service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.  The fair value of borrowings under agreements to repurchase is classified as Level 2.

Other Liabilities

Other liabilities consisted of future funding commitments to affordable housing partnerships.  The fair value of the future funding commitments is determined by discounting cash flows.  The fair value of these commitments is classified as Level 3 as the discount rate is adjusted.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Freestanding derivative instruments are recorded at fair value and are reflected in other assets or other liabilities. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheet is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. The following table presents the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral:

	March 31, 2012		December 31, 2011
	Net Derivative Assets	Net Derivative Liabilities	Net Derivative Assets	Net Derivative Liabilities
	(in millions)
Fair value of OTC derivatives after application of master netting agreements	$225	$514	$861	$129
Cash collateral on OTC derivatives	(108)	(31)	(613)	(26)
Fair value of OTC derivatives after application of master netting agreements and cash collateral	117	483	248	103
Securities collateral on OTC derivatives	(106)	(455)	(186)	(95)
Fair value of OTC derivatives after application of master netting agreements and cash and securities collateral	11	28	62	8
Fair value of exchange-traded derivatives	139	—	155	—
Total fair value of derivatives after application of master netting agreements and cash and securities collateral	$150	$28	$217	$8

In April 2012, the Financial Stability Oversight Council (“FSOC”) approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution (“SIFI”). The framework includes a three stage process to help narrow down the pool of nonbank financial companies for review and possible designation. Stage 1 criteria includes having at least $50 billion in assets and meeting one of five additional quantitative measures. One of the five thresholds is $3.5 billion of derivative liabilities after considering the effects of master netting arrangements and cash collateral held with the same counterparty. The following table presents the Company’s derivative liabilities as defined by the rule:

	March 31, 2012	December 31, 2011
	(in millions)
Fair value of OTC derivatives after application of master netting agreements and cash collateral	$483	$103
Fair value of embedded derivative liabilities	851	1,590
Derivative liabilities	$1,334	$1,693

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company currently uses derivatives as economic hedges and accounting hedges.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,452	$1,801	Other liabilities	$1,097	$1,198
Equity contracts	Other assets	1,094	1,314	Other liabilities	1,601	1,031
Credit contracts	Other assets	—	1	Other liabilities	1	—
Foreign currency contracts	Other assets	6	7	Other liabilities	4	10
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	840	1,585
Total GMWB and GMAB		2,552	3,123		3,543	3,824
Other derivatives:
Equity
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	2	2
IUL	Other assets	2	1	Other liabilities	1	—
IUL embedded derivatives	Not applicable	—	—	Future policy benefits	9	3
Total other		2	1		12	5
Total derivatives		$2,554	$3,124		$3,555	$3,829

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

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31:

Derivatives not designated	Location of Gain (Loss) on	Amount of Gain (Loss) on Derivatives Recognized in Income
as hedging instruments	Derivatives Recognized in Income	2012	2011
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(225)	$(25)
Equity contracts	Benefits, claims, losses and settlement expenses	(695)	(255)
Credit contracts	Benefits, claims, losses and settlement expenses	(3)	(2)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	4	(2)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	745	230
Total GMWB and GMAB		(174)	(54)
Other derivatives:
Equity
EIA	Interest credited to fixed accounts	1	1
Total other		1	1
Total derivatives		$(173)	$(53)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, variance swaps and credit default swaps.  At March 31, 2012 and December 31, 2011, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $117.6 billion and $104.7 billion, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The deferred premium associated with certain options is paid or received semi-annually over the life of the option contract.  The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2012(1)	$295	$32
2013	357	26
2014	332	24
2015	304	22
2016	273	15
2017-2026	972	35

(1)          2012 amounts represent the amounts payable and receivable for the period from April 1, 2012 to December 31, 2012.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA and IUL products have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.  The gross notional amount of EIA derivative contracts was $20 million and $25 million at March 31, 2012 and December 31, 2011, respectively. The gross notional amount of IUL derivative contracts was $37 million and $12 million at March 31, 2012 and December 31, 2011, respectively.

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

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the three months ended March 31, 2012, the Company held no derivatives that were designated as cash flow hedges.

At March 31, 2012, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the three months ended March 31, 2012 and 2011, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the three months ended March 31, 2012 and 2011, amounts recognized in earnings on derivative transactions that were ineffective were not material.

The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income:

	2012	2011
	(in millions)
Net unrealized derivative losses at January 1	$(26)	$(30)
Reclassification of realized losses(1)	2	2
Income tax benefit	(1)	(1)
Net unrealized derivative losses at March 31	$25	$(29)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  As of March 31, 2012 and December 31, 2011, the Company held $110 million and $635 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of March 31, 2012 and December 31, 2011, the Company had accepted additional collateral consisting of various securities with a fair value of $121 million and $186 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of March 31, 2012 and December 31, 2011, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $11 million and $61 million, respectively.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At March 31, 2012 and December 31, 2011, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $300 million and $106 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2012 and December 31, 2011 was $272 million and $98 million, respectively.  If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2012 and December 31, 2011 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $28 million and $8 million, respectively.

13.       Income Taxes

The Company’s effective tax rate was 10% for both the three months ended March 31, 2012 and 2011.  The lower effective tax rate for both periods is a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize all of certain state net operating losses and therefore a valuation allowance of $4 million was established as of both March 31, 2012 and December 31, 2011.

The Company has tax benefits related to capital loss carryforwards of $33 million which expire beginning December 31, 2015.

As of March 31, 2012 and December 31, 2011, the Company had $34 million and $134 million, respectively, of gross unrecognized tax benefits.  The significant decrease in the amount of gross unrecognized tax benefits is a result of reaching an agreement with the Internal Revenue Service (“IRS”) on the treatment of certain items under audit.  If recognized, approximately an $11 million decrease and a $12 million increase, net of federal tax benefits, of unrecognized tax benefits as of March 31, 2012 and December 31, 2011, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized net reductions of $5 million and $2 million in interest and penalties for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company had a payable of $28 million and $33 million, respectively, related to accrued interest and penalties.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $33 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The IRS had completed its field examination of the 1997 through 2007 tax returns in recent years.  However, for federal income tax purposes, these years except for 2007, continue to remain open as a consequence of certain issues under appeal.  The IRS is currently auditing the Company’s income tax returns for 2008 and 2009.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. The Company’s federal and state income tax returns remain open for years after 2009.

14.       Contingencies

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

ITEM 2.                       MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Part I, Item 1.  RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”.  This narrative analysis may contain forward-looking statements that reflect the Company’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  The Company believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012 (“2011 10-K”), as well as its current reports on Form 8-K and other publicly available information.

The Company follows U.S. generally accepted accounting principles (“GAAP”), and the following discussion is presented on a consolidated basis consistent with GAAP.  Prior year amounts have been adjusted for the retrospective adoption of new accounting rules on deferred acquisition costs (“DAC”).  In addition, certain reclassifications of prior year amounts have been made to conform to the current presentation.

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

Critical Accounting Policies

The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements.  Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements.  These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in the Company’s 2011 10-K.

The Company adopted new accounting rules for DAC on January 1, 2012 on a retrospective basis.  See Note 1, 6 and 7 to the Consolidated Financial Statements for the impact of the adoption on prior period financial condition and results of operations and the updated accounting policies on the deferral of acquisition costs.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and deferred sales inducement costs (“DSIC”) amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(27)

Decrease in future near-term equity fund growth returns by 100 basis points	(25)
Decrease in future long-term equity fund growth returns by 100 basis points	(18)
Decrease in future near and long-term equity returns by 100 basis points	$(43)

(1)          An increase in the above assumptions by 100 basis points would result in an increase to pretax income of approximately the same amount.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

The Company adopted new accounting rules for DAC on January 1, 2012 on a retrospective basis.  See Note 1 to the Consolidated Financial Statements for the impact of the adoption on prior period results of operations and financial condition.

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table presents the Company’s consolidated results of operations (unaudited):

	Three Months Ended March 31,
	2012	2011	Change
	(in millions, except percentages)
Revenues
Premiums	$112	$116	$(4)	(3)%
Net investment income	377	403	(26)	(6)
Policy and contract charges	395	381	14	4
Other revenue	77	73	4	5
Net realized investment gains (losses)	3	(5)	8	NM

Total revenues	964	968	(4)	—

Benefits and expenses
Benefits, claims, losses and settlement expenses	350	242	108	45
Interest credited to fixed accounts	206	208	(2)	(1)
Amortization of deferred acquisition costs	17	60	(43)	(72)
Other insurance and operating expenses	201	201	—	—

Total benefits and expenses	774	711	63	9

Pretax income	190	257	(67)	(26)
Income tax provision	19	25	(6)	(24)

Net income	$171	$232	$(61)	(26)%

NM Not Meaningful

Overview

Consolidated net income was $171 million for the three months ended March 31, 2012 compared to $232 million for the prior year period, a decrease of $61 million or 26%.  Pretax income decreased $67 million or 26% to $190 million for the three months ended March 31, 2012 from $257 million for the prior year period primarily due to a decrease in net investment income and an increase in benefits, claims, losses and settlement expenses partially offset by a decrease in amortization of DAC.

Revenues

Total revenues decreased $4 million to $964 million for the three months ended March 31, 2012 compared to $968 million for the prior year period.

Net investment income decreased $26 million or 6% to $377 million for the three months ended March 31, 2012 compared to $403 million in the prior year period.  The decrease is due to a decrease in net investment income on fixed maturities primarily driven by lower interest rates.

Other revenue increased $4 million or 5% to $77 million for the three months ended March 31, 2012 compared to $73 million in the prior year period reflecting higher service fees due to higher average separate account balances partially offset by a decrease in marketing support.

Net realized investment gains for the three months ended March 31, 2012 were $3 million compared to net realized investment losses of $5 million in the prior year period.  In the three months ended March 31, 2012, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $4 million offset by other-than-temporary impairments recognized in earnings of
$1 million which related to credit losses on non-agency residential mortgage backed securities.  In the three months ended March 31, 2011, net realized losses from sales of Available-for-Sale securities due to sales, calls and tenders were $4 million and other-than-temporary impairments recognized in earnings were $1 million which related to credit losses on non-agency residential mortgage backed securities.

Benefits and Expenses

Total benefits and expenses increased $63 million or 9% to $774 million for the three months ended March 31, 2012 compared to $711 million in the prior year period.  This increase is primarily due to increases in benefits, claims, losses and settlement expenses partially offset by a decrease in amortization of DAC.

Benefits, claims, losses and settlement expenses increased $108 million or 45% to $350 million for the three months ended March 31, 2012 compared to $242 million in the prior year period.  The market impact of variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased benefits expense by $149 million for the three months ended March 31, 2012 compared to $27 million in the prior year period. The market impact in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which the Company does not hedge.  This increase was partially offset by a decrease in benefits expense primarily due to variable annuity model updates and enhancements, as well as the market impact on DSIC amortization.  The impact of variable annuity model updates and enhancements was a $20 million benefit in the first quarter of 2012 compared to a $7 million benefit for the prior year period.  The market impact to DSIC was a benefit of $6 million in the first quarter of 2012 compared to a benefit of $3 million in the prior year period.

Amortization of DAC decreased $43 million or 72%, to $17 million for the three months ended March 31, 2012 compared to $60 million in the prior year period.  Amortization of DAC in the first quarter of 2012 included a benefit of $56 million due to market impacts, including a $36 million benefit offsetting higher variable annuity guaranteed living benefits expense.  Amortization of DAC in the first quarter of 2011 included a benefit of $14 million due to market impacts, including a $6 million benefit offsetting higher variable annuity guaranteed living benefits expense.  The impact of variable annuity model updates and enhancements was a $2 million expense in the first quarter of 2012 compared to a $3 million expense for the prior year period.

Income Taxes

The Company’s effective tax rate was 10% for both the three months ended March 31, 2012 and 2011. The lower effective tax rate for both periods is a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income.

It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on the income tax expense and the deferred tax balances of the company.

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

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of March 31, 2012.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(66)	$—	$(66)
DAC and DSIC amortization(1) (2)	(82)	—	(82)
Variable annuity riders:
GMDB and GMIB(2)	(50)	—	(50)
GMWB	(80)	83	3
GMAB	(45)	49	4
DAC and DSIC amortization(3)	N/A	N/A	(1)
Total variable annuity riders	(175)	132	(44)
Equity indexed annuities	1	(1)	—
Total	$(322)	$131	$(192)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(21)	$—	$(21)
Variable annuity riders:
GMWB	488	(505)	(17)
GMAB	40	(41)	(1)
DAC and DSIC amortization(3)	N/A	N/A	2
Total variable annuity riders	528	(546)	(16)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	37	—	37
Total	$544	$(546)	$—

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

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2012.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $156 million, net of DAC and DSIC amortization and income taxes, based on March 31, 2012 credit spreads.

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

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At March 31, 2012 and December 31, 2011, the Company had no borrowings from the FHLB.  The Company enters into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both March 31, 2012 and December 31, 2011 was $504 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.

The outstanding balance under the lines of credit with Ameriprise Financial was $300 million at both March 31, 2012 and December 31, 2011.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash dividends paid to Ameriprise Financial	$225	$200

During the three months ended March 31, 2012, RiverSource Life Insurance Company made a cash contribution to RTA of $53 million for ongoing funding commitments related to affordable housing partnership investments.

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	March 31, 2012	December 31, 2011	December 31, 2011
	(in millions)
RiverSource Life Insurance Company	$3,296	$3,058	$619
RiverSource Life Insurance Co. of New York	272	254	41

(a)         Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments

There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2011 10-K.

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

Such factors include, but are not limited to:

•                  conditions in the interest rate, credit default, equity market, and foreign exchange environments, including changes in the valuations, liquidity and volatility;

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

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2011 10-K.

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2012.

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

ITEM 1A.         RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2011 10-K.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: May 2, 2012	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date: May 2, 2012	By	/s/ Brian J. McGrane
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

101*

The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Shareholder’s Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Filed electronically herewith.

E-1