Form 10-Q
period 2012-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2012-08-08
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2012
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	June 30, 2012	December 31, 2011
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2012, $23,982; 2011, $24,398)	$26,433	$26,577
Common stocks, at fair value (cost: 2012 and 2011, $1)	2	2
Commercial mortgage loans, at cost (less allowance for loan losses: 2012, $30; 2011, $32)	2,440	2,473
Policy loans	748	739
Other investments	753	730
Total investments	30,376	30,521

Cash and cash equivalents	488	828
Restricted cash	66	26
Reinsurance recoverables	2,019	1,953
Other receivables	193	162
Accrued investment income	304	307
Deferred income taxes, net	69	60
Deferred acquisition costs	2,404	2,413
Deferred sales inducement costs	440	464
Other assets	4,224	3,578
Separate account assets	66,270	63,174

Total assets	$106,853	$103,486

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$31,135	$31,169
Policy claims and other policyholders’ funds	125	121
Borrowings under repurchase agreements	498	504
Line of credit with Ameriprise Financial, Inc.	312	300
Other liabilities	4,002	3,608
Separate account liabilities	66,270	63,174
Total liabilities	102,342	98,876

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,461	2,461
Retained earnings	999	1,215
Accumulated other comprehensive income, net of tax	1,048	931
Total shareholder’s equity	4,511	4,610

Total liabilities and shareholder’s equity	$106,853	$103,486

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Premiums	$110	$133	$222	$249
Net investment income	377	391	754	794
Policy and contract charges	404	396	799	777
Other revenues	81	78	158	151
Net realized investment gains (losses)	(3)	5	—	—
Total revenues	969	1,003	1,933	1,971

Benefits and expenses
Benefits, claims, losses and settlement expenses	244	250	594	492
Interest credited to fixed accounts	209	212	415	420
Amortization of deferred acquisition costs	83	73	100	133
Other insurance and operating expenses	190	197	391	398
Total benefits and expenses	726	732	1,500	1,443
Pretax income	243	271	433	528
Income tax provision	80	71	99	96
Net income	$163	$200	$334	$432

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(6)	$(37)	$(9)	$(37)
Portion of loss recognized in other comprehensive income (before taxes)	—	23	2	22
Net impairment losses recognized in net realized investment gains (losses)	$(6)	$(14)	$(7)	$(15)

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$163	$200	$334	$432
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	135	169	177	102
Reclassification of net securities (gains) losses included in net income	2	(4)	—	—
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(59)	(61)	(62)	(36)
Total net unrealized gains on securities	78	104	115	66
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	1	2	2	3
Total net unrealized losses on derivatives	1	2	2	3
Total other comprehensive income, net of tax	79	106	117	69
Total comprehensive income	$242	$306	$451	$501

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2011, previously reported	$3	$2,460	$3,410	$675	$6,548
Cumulative effect of change in accounting policies, net of tax	—	—	(1,416)	85	(1,331)
Balances at January 1, 2011, as adjusted	3	2,460	1,994	760	5,217
Comprehensive income:
Net income	—	—	432	—	432
Other comprehensive income, net of tax	—	—	—	69	69
Total comprehensive income					501
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at June 30, 2011	$3	$2,461	$1,826	$829	$5,119

Balances at January 1, 2012	$3	$2,461	$1,215	$931	$4,610
Comprehensive income:
Net income	—	—	334	—	334
Other comprehensive income, net of tax	—	—	—	117	117
Total comprehensive income					451
Cash dividend to Ameriprise Financial, Inc.	—	—	(550)	—	(550)
Balances at June 30, 2012	$3	$2,461	$999	$1,048	$4,511

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$334	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(6)	(26)
Deferred income tax benefit	(72)	(8)
Contractholder and policyholder charges, non-cash	(135)	(131)
Net realized investment gains	(7)	(15)
Loss from equity method investments	12	16
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains (losses)	7	15
Change in operating assets and liabilities:
Deferred acquisition costs	(26)	(10)
Deferred sales inducement costs	18	25
Other investments, net	25	—
Future policy benefits for traditional life, disability income and long term care insurance	124	125
Policy claims and other policyholders’ funds	4	6
Reinsurance recoverables	(68)	(60)
Other receivables	(103)	25
Accrued investment income	3	(3)
Derivatives collateral, net	(388)	31
Other assets and liabilities, net	397	26
Net cash provided by operating activities	119	448
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	113	496
Maturities, sinking fund payments and calls	1,519	1,915
Purchases	(1,380)	(2,305)
Proceeds from sales, maturities and repayments of commercial mortgage loans	120	97
Funding of commercial mortgage loans	(95)	(53)
Proceeds from sales of other investments	55	68
Purchase of other investments	(163)	(149)
Purchase of land, buildings, equipment and software	(6)	(2)
Change in policy loans, net	(9)	(4)
Net cash provided by investing activities	154	63
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	748	626
Net transfers to separate accounts	(24)	(59)
Surrenders and other benefits	(620)	(712)
Change in borrowings under repurchase agreements, net	(7)	108
Proceeds from line of credit with Ameriprise Financial, Inc.	268	376
Payments on line of credit with Ameriprise Financial, Inc.	(256)	(79)
Deferred premium options, net	(172)	(125)
Tax adjustment on share-based incentive compensation plan	—	1
Cash dividend to Ameriprise Financial, Inc.	(550)	(600)
Net cash used in financing activities	(613)	(464)
Net increase (decrease) in cash and cash equivalents	(340)	47
Cash and cash equivalents at beginning of period	828	76
Cash and cash equivalents at end of period	$488	$123
Supplemental Disclosures:
Income taxes paid, net	$146	$203
Interest paid on borrowings	2	2
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	22	111

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

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012.

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

In the second quarter of 2012, the Company made a correction for a tax item related to prior periods, which resulted in a $32 million decrease to net income. During the quarter, the Company discovered it had received incomplete data from a third party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. Management has determined that the effect of this correction is not material to the Consolidated Financial Statements for all current and prior periods. The Company has resolved the data issue and has stopped the securities lending that negatively impacted its tax position.

On January 1, 2012, the Company retrospectively adopted the new accounting standard for deferred acquisition costs (“DAC”) for insurance and annuity products. See Note 2 and Note 6 for further information on the new accounting standard and the resulting changes in the Company’s accounting policies on the deferral of acquisition costs. The following tables present the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

	December 31, 2011
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Balance Sheets

Assets
Deferred income taxes, net	$—	$60	$60
Deferred acquisition costs	4,367	(1,954)	2,413
Total assets	$105,380	$(1,894)	$103,486

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$31,182	$(13)	$31,169
Deferred income taxes, net	620	(620)	—
Other liabilities	3,607	1	3,608
Total liabilities	99,508	(632)	98,876

Shareholder’s equity:
Retained earnings	2,589	(1,374)	1,215
Accumulated other comprehensive income, net of tax	819	112	931
Total shareholder’s equity	5,872	(1,262)	4,610

Total liabilities and shareholder’s equity	$105,380	$(1,894)	$103,486

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2010
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Statements of Shareholder’s Equity

Retained earnings	$3,410	$(1,416)	$1,994
Accumulated other comprehensive income, net of tax	675	85	760
Total shareholder’s equity	$6,548	$(1,331)	$5,217

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Statements of Income

Revenues
Total revenues	$1,003	$—	$1,003	$1,971	$—	$1,971

Benefits and expenses
Benefits, claims, losses and settlement expenses	251	(1)	250	492	—	492
Interest credited to fixed accounts	212	—	212	419	1	420
Amortization of deferred acquisition costs	117	(44)	73	214	(81)	133
Other insurance and operating expenses	163	34	197	328	70	398
Total benefits and expenses	743	(11)	732	1,453	(10)	1,443

Pretax income	260	11	271	518	10	528
Income tax provision	67	4	71	93	3	96

Net income	$193	$7	$200	$425	$7	$432

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standard for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts are capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ compensation and benefits directly related to time spent performing acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and contract selling) for a contract that has been acquired, (iii) other costs related to acquisition activities that would not have been incurred had the acquisition of the contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other acquisition related costs are expensed as incurred. The Company retrospectively adopted the new standard on January 1, 2012. The cumulative effect of the adoption reduced retained earnings by $1.4 billion after-tax and increased accumulated other comprehensive income by $112 million after-tax, totaling to a $1.3 billion after-tax reduction in total equity at January 1, 2012. See Note 1 and Note 6 for additional information on the adoption of this standard.

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

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments.  The carrying values are reflected in other investments and were $423 million and $384 million as of June 30, 2012 and December 31, 2011, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $209 million and $267 million recorded in other liabilities as of June 30, 2012 and December 31, 2011, respectively, related to the future funding commitments for affordable housing partnerships.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	June 30, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,932	$1,889	$(37)	$16,784	$—
Residential mortgage backed securities	3,728	233	(99)	3,862	(38)
Commercial mortgage backed securities	3,140	273	—	3,413	—
State and municipal obligations	980	162	(44)	1,098	—
Asset backed securities	958	54	(14)	998	—
Foreign government bonds and obligations	190	26	—	216	—
U.S. government and agencies obligations	47	8	—	55	—
Other structured investments	7	—	—	7	—
Total fixed maturities	23,982	2,645	(194)	26,433	(38)
Common stocks	1	1	—	2	—
Total	$23,983	$2,646	$(194)	$26,435	$(38)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,770	$1,726	$(78)	$16,418	$—
Residential mortgage backed securities	4,193	242	(126)	4,309	(41)
Commercial mortgage backed securities	3,355	276	—	3,631	—
State and municipal obligations	1,012	131	(47)	1,096	—
Asset backed securities	883	43	(18)	908	—
Foreign government bonds and obligations	126	19	(1)	144	—
U.S. government and agencies obligations	49	8	—	57	—
Other structured investments	10	4	—	14	4
Total fixed maturities	24,398	2,449	(270)	26,577	(37)
Common stocks	1	1	—	2	—
Total	$24,399	$2,450	$(270)	$26,579	$(37)

(1)         Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At both June 30, 2012 and December 31, 2011, fixed maturity securities comprised approximately 87% of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2012 and December 31, 2011, approximately $1.3 billion and $1.2 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	June 30, 2012			December 31, 2011
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,611	$7,134	27%	$7,276	$7,811	30%
AA	1,047	1,204	5	1,161	1,291	5
A	4,506	5,059	19	4,148	4,578	17
BBB	10,315	11,638	44	10,211	11,446	43
Below investment grade	1,503	1,398	5	1,602	1,451	5
Total fixed maturities	$23,982	$26,433	100%	$24,398	$26,577	100%

At June 30, 2012 and December 31, 2011, approximately 31% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	38	$309	$(10)	14	$330	$(27)	52	$639	$(37)
Residential mortgage backed securities	18	260	(3)	49	292	(96)	67	552	(99)
State and municipal obligations	—	—	—	2	90	(44)	2	90	(44)
Asset backed securities	2	42	(1)	17	96	(13)	19	138	(14)
Total	58	$611	$(14)	82	$808	$(180)	140	$1,419	$(194)

	December 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	70	$1,004	$(37)	9	$257	$(41)	79	$1,261	$(78)
Residential mortgage backed securities	30	338	(8)	48	283	(118)	78	621	(126)
State and municipal obligations	—	—	—	2	87	(47)	2	87	(47)
Asset backed securities	12	145	(3)	18	96	(15)	30	241	(18)
Foreign government bonds and obligations	5	23	(1)	—	—	—	5	23	(1)
Total	117	$1,510	$(49)	77	$723	$(221)	194	$2,233	$(270)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance	$105	$93	$106	$108
Credit losses for which an other-than-temporary impairment was not previously recognized	1	12	1	12
Credit losses for which an other-than-temporary impairment was previously recognized	5	2	6	3
Reductions for securities sold during the period (realized)	(21)	—	(23)	(16)
Ending balance	$90	$107	$90	$107

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains (Losses)	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains (Losses)
	(in millions)
Balance at January 1, 2011	$1,084	$(379)	$705
Cumulative effect of accounting change	131	(46)	85	(1)
Net unrealized securities gains arising during the period(2)	157	(55)	102
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(55)	19	(36)
Balance at June 30, 2011	$1,317	$(461)	$856	(3)

Balance at January 1, 2012	$1,472	$(515)	$957	(1)
Net unrealized securities losses arising during the period(2)	272	(95)	177
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(95)	33	(62)
Balance at June 30, 2012	$1,649	$(577)	$1,072	(3)

(1)         The Company retrospectively adopted a new accounting standard on January 1, 2012 for DAC. See Note 1 and 2 for additional information on the adoption impact.

(2)         Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(3)         Includes $(20) million and $(17) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2012 and 2011, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Gross realized investment gains	$4	$19	$8	$32
Gross realized investment losses	(1)	—	(1)	(17)
Other-than-temporary impairments	(6)	(14)	(7)	(15)
Total	$(3)	$5	$—	$—

Other-than-temporary impairments for the three months and six months ended June 30, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale securities by contractual maturity at June 30, 2012 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,366	$1,391
Due after one year through five years	4,425	4,691
Due after five years through 10 years	6,671	7,521
Due after 10 years	3,687	4,550
	16,149	18,153
Residential mortgage backed securities	3,728	3,862
Commercial mortgage backed securities	3,140	3,413
Asset backed securities	958	998
Other structured investments	7	7
Common stocks	1	2
Total	$23,983	$26,435

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

Net investment income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Income on fixed maturities	$338	$360	$680	$730
Income on commercial mortgage loans	38	38	73	75
Other investments	7	3	13	9
	383	401	766	814
Less: investment expenses	6	10	12	20
Total	$377	$391	$754	$794

5.              Financing Receivables

The Company’s financing receivables include commercial mortgage loans, syndicated loans and policy loans.  Syndicated loans are reflected in other investments.  Policy loans do not exceed the cash surrender value of the policy at origination.  As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans.

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2012			June 30, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$32	$5	$37	$36	$5	$41
Charge-offs	(2)	(1)	(3)	(2)	—	(2)
Provisions	—	—	—	—	—	—
Ending balance	$30	$4	$34	$34	$5	$39
Individually evaluated for impairment	$8	$—	$8	$9	$—	$9
Collectively evaluated for impairment	22	4	26	25	5	30

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2012			December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$54	$1	$55	$64	$1	$65
Collectively evaluated for impairment	2,416	303	2,719	2,441	301	2,742
Total	$2,470	$304	$2,774	$2,505	$302	$2,807

As of June 30, 2012 and December 31, 2011, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $15 million and $4 million, respectively.

During the three months and six months ended June 30, 2012, the Company purchased $24 million and $53 million, respectively, of syndicated loans. During both the three months and six months ended June 30, 2012, the Company sold nil of syndicated loans. During the three months and six months ended June 30, 2011, the Company purchased $40 million and $103 million, respectively, and sold $1 million and $2 million, respectively, of syndicated loans.

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $12 million as of June 30, 2012 and December 31, 2011, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% and 3% of total commercial mortgage loans at June 30, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	June 30, 2012			December 31, 2011
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$626	25%	$24	$618	25%	$—
Pacific	542	22	33	556	22	1
Mountain	281	11	—	275	11	11
East North Central	248	10	4	247	10	—
West North Central	213	9	1	224	9	1
Middle Atlantic	209	9	5	217	9	—
West South Central	154	6	14	173	7	2
New England	133	5	—	130	5	—
East South Central	64	3	—	65	2	—
	2,470	100%	$81	2,505	100%	$15
Less: allowance for loan losses	30			32
Total	$2,440			$2,473

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	June 30, 2012			December 31, 2011
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$804	33%	$49	$825	33%	$2
Office	625	25	5	669	27	2
Industrial	458	18	12	455	18	1
Apartments	378	15	8	358	14	—
Hotel	50	2	—	51	2	—
Mixed Use	42	2	—	42	2	—
Other	113	5	7	105	4	10
	2,470	100%	$81	2,505	100%	$15
Less: allowance for loan losses	30			32
Total	$2,440			$2,473

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both June 30, 2012 and December 31, 2011 were $1 million.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and the recorded investment in restructured loans at the end of the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	1	$1	4	$22	1	$1	5	$28
Syndicated loans	—	—	—	—	1	1	—	—
Total	1	$1	4	$22	2	$2	5	$28

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. The impact of adoption resulted in a reduction in the DAC balance of $2.0 billion and $2.1 billion at January 1, 2012 and 2011, respectively, and a reduction in DAC capitalization of $70 million and DAC amortization of $81 million for the six months ended June 30, 2011.

The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses.  The portion of these costs which are incremental and direct to the acquisition of a new insurance or annuity contract are deferred.  Significant costs capitalized by the Company include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales.  Sales based compensation paid to affiliated advisors and employees and third-party distributers is capitalized.  Employee compensation and benefits costs which are capitalized under the new accounting standard relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance or annuity contract are expensed as incurred.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balances of and changes in DAC (subsequent to the adjustment for the new accounting standard) were as follows:

	2012	2011
	(in millions)
Balance at January 1	$2,413	$2,521
Capitalization of acquisition costs	126	143
Amortization	(100)	(133)
Impact of change in net unrealized securities gains	(35)	(19)
Balance at June 30	$2,404	$2,512

The balances of and changes in DSIC were as follows:

	2012	2011
	(in millions)
Balance at January 1	$464	$545
Capitalization of sales inducement costs	4	5
Amortization	(22)	(30)
Impact of change in net unrealized securities gains	(6)	(5)
Balance at June 30	$440	$515

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

Future policy benefits (subsequent to the adjustment for the new accounting standard) and policy claims and other policyholders’ funds consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Fixed annuities	$16,325	$16,401
Equity indexed annuity (“EIA”) accumulated host values	41	58
EIA embedded derivatives	2	2
Variable annuity fixed sub-accounts	4,829	4,852
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,258	1,377
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	180	237
Other variable annuity guarantees	10	14
Total annuities	22,645	22,941
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,708	2,662
Indexed universal life (“IUL”) accumulated host values	19	4
IUL embedded derivatives	22	3
VUL/UL insurance additional liabilities	264	220
Other life, disability income and long term care insurance	5,477	5,339
Total future policy benefits	31,135	31,169
Policy claims and other policyholders’ funds	125	121
Total future policy benefits and policy claims and other policyholders’ funds	$31,260	$31,290

Separate account liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Variable annuity variable sub-accounts	$60,437	$57,556
VUL insurance variable sub-accounts	5,792	5,575
Other insurance variable sub-accounts	41	43
Total	$66,270	$63,174

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Certain UL contracts offered by the Company provide secondary guarantee benefits.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2012				December 31, 2011
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$42,890	$41,149	$165	63	$40,011	$38,275	$382	63
Five/six-year reset	11,406	8,901	205	63	11,631	9,118	350	63
One-year ratchet	7,297	6,855	250	64	7,233	6,777	479	64
Five-year ratchet	1,541	1,489	11	61	1,472	1,418	25	61
Other	830	803	78	68	759	732	93	68
Total — GMDB	$63,964	$59,197	$709	63	$61,106	$56,320	$1,329	63

GGU death benefit	$937	$885	$82	63	$920	$868	$78	63

GMIB	$441	$412	$89	65	$463	$433	$106	65

GMWB:
GMWB	$3,886	$3,867	$108	66	$3,887	$3,868	$236	65
GMWB for life	26,281	26,152	527	64	23,756	23,625	863	64
Total — GMWB	$30,167	$30,019	$635	64	$27,643	$27,493	$1,099	64

GMAB	$3,614	$3,609	$22	57	$3,516	$3,509	$63	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	3	—	(68)	(33)	25
Paid claims	(3)	—	—	—	(5)
Balance at June 30, 2011	$5	$8	$269	$71	$88
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	2	—	(119)	(57)	33
Paid claims	(5)	(1)	—	—	(5)
Balance at June 30, 2012	$2	$8	$1,258	$180	$139

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30,	December 31,
	2012	2011
	(in millions)
Mutual funds:
Equity	$31,887	$30,738
Bond	25,225	23,862
Other	2,296	1,969
Total mutual funds	$59,408	$56,569

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Line of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance at June 30, 2012 and December 31, 2011 of $312 million and $300 million, respectively, under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  Prior to January 1, 2012, the interest rate for any borrowing under the agreement was established by reference to LIBOR plus 115 basis points.  In January 2012, an amendment to this agreement decreased the interest rate to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial.  Amounts borrowed may be repaid at any time with no prepayment penalty.

10.       Borrowings under Repurchase Agreements

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $512 million and $521 million at June 30, 2012 and December 31, 2011, respectively. The amount of the Company’s liability including accrued interest as of June 30, 2012 and December 31, 2011 was $498 million and $504 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of both June 30, 2012 and December 31, 2011 was 0.3%.

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

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,328	$1,456	$16,784
Residential mortgage backed securities	—	3,807	55	3,862
Commercial mortgage backed securities	—	3,389	24	3,413
State and municipal obligations	—	1,098	—	1,098
Asset backed securities	—	854	144	998
Foreign government bonds and obligations	—	216	—	216
U.S. government and agencies obligations	10	45	—	55
Other structured investment	—	7	—	7
Total Available-for-Sale securities: Fixed maturities	10	24,744	1,679	26,433
Common stocks	1	1	—	2
Cash equivalents	—	470	—	470
Other assets:
Interest rate derivative contracts	—	2,250	—	2,250
Equity derivative contracts	386	1,151	—	1,537
Foreign currency derivative contracts	—	2	—	2
Total other assets	386	3,403	—	3,789
Separate account assets	—	66,270	—	66,270
Total assets at fair value	$397	$94,888	$1,679	$96,964
Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	22	—	22
GMWB and GMAB embedded derivatives	—	—	1,406	1,406
Total future policy benefits	—	24	1,406	1,430	(1)
Other liabilities:
Interest rate derivative contracts	—	1,589	—	1,589
Equity derivative contracts	286	1,284	—	1,570
Foreign currency derivative contracts	—	3	—	3
Total other liabilities	286	2,876	—	3,162
Total liabilities at fair value	$286	$2,900	$1,406	$4,592

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities								Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		Common Stock	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, April 1, 2012	$1,393	$78	$16	$144	$15	$1,646		$1	$(840)
Total gains (losses) included in:
Net income	—	(5)	—	—	—	(5	)(1)	—	(528	)(2)
Other comprehensive income	1	4	—	—	—	5		—	—
Purchases	95	—	8	—	—	103		—	—
Sales	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	—		—	(43)
Settlements	(43)	(3)	—	—	—	(46)		—	5
Transfers into Level 3	10	5	—	—	—	15		—	—
Transfers out of Level 3	—	(24)	—	—	(15)	(39)		(1)	—
Balance, June 30, 2012	$1,456	$55	$24	$144	$—	$1,679		$—	$(1,406)

Changes in unrealized losses relating to assets and liabilities held at June 30, 2012 included in:
Net realized investment gains (losses)	$—	$(5)	$—	$—	$—	$(5)		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	(535)

(1)    Represents a $5 million loss included in net realized investment gains (losses) in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, April 1, 2011	$1,311	$2,467	$1	$224	$14	$4,017	$(190)
Total gains (losses) included in:
Net income	7	—	—	1	—	8 (1)	(88	)(2)
Other comprehensive income	11	1	—	(2)	1	11	—
Purchases	36	—	20	—	—	56	—
Issues	—	—	—	—	—	—	(36)
Settlements	(93)	(143)	—	(6)	—	(242)	(2)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	(2)	—	—	—	—	(2)	—
Balance, June 30, 2011	$1,270	$2,325	$21	$217	$15	$3,848	$(316)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2011 included in:
Net investment income	$—	$14	$—	$1	$—	$15	$—
Net realized investment gains (losses)	—	(14)	—	—	—	(14)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(90)

(1)    Represents a $7 million loss included in net realized investment gains (losses) and a $15 million gain included in net investment income in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities								Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		Common Stock	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2012	$1,342	$54	$16	$137	$14	$1,563		$—	$(1,585)
Total gains (losses) included in:
Net income	—	(7)	—	—	—	(7	)(1)	—	256 (2)
Other comprehensive income	5	9	—	1	1	16		—	—
Purchases	193	24	8	—	—	225		1	—
Sales	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	—		—	(82)
Settlements	(94)	(6)	—	(1)	—	(101)		—	5
Transfers into Level 3	10	5	—	7	—	22		—	—
Transfers out of Level 3	—	(24)	—	—	(15)	(39)		(1)	—
Balance, June 30, 2012	$1,456	$55	$24	$144	$—	$1,679		$—	$(1,406)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2012 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—		$—	$—
Net realized investment gains (losses)	—	(6)	—	—	—	(6)		—	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	234

(1)    Represents a $7 million loss included in net realized investment gains (losses) in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,317	$2,618	$30	$227	$13	$4,205	$(421)
Total gains (losses) included in:
Net income	7	7	—	1	1	16 (1)	175 (2)
Other comprehensive income	12	(2)	—	1	2	13	—
Purchases	73	26	20	—	—	119	—
Sales	—	(3)	—	—	—	(3)	—
Issues	—	—	—	—	—	—	(68)
Settlements	(128)	(321)	—	(12)	(1)	(462)	(2)
Transfers into Level 3	—	—	1	—	—	1	—
Transfers out of Level 3	(11)	—	(30)	—	—	(41)	—
Balance, June 30, 2011	$1,270	$2,325	$21	$217	$15	$3,848	$(316)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2011 included in:
Net investment income	$—	$33	$—	$1	$—	$34	$—
Net realized investment gains (losses)	—	(15)	—	—	1	(14)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	167

(1)    Represents an $18 million loss included in net realized investment gains (losses) and a $34 million gain included in net investment income in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was an increase of $115 million and $24 million, net of DAC and DSIC amortization, for the three months ended June 30, 2012 and 2011, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was nil and an increase of $1 million, net of DAC and DSIC amortization, for the six months ended June 30, 2012 and 2011, respectively.

Securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs.  Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.  The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.  For assets and liabilities held at the end of the reporting period that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities at June 30, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)

Corporate debt securities (private placements)	$1,426	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% – 9.5% (2.6%)

Residential mortgage backed securities	$55	Discounted cash flow	Constant prepayment rate	0.8% – 12% (5.1%)
			Annual default rate	2.8% – 19.7% (9.6%)
			Loss severity	39.0% – 68.0% (52%)
			Yield/spread to U.S. Treasuries	6.4% – 20% (8.8%)

Asset backed security (sub-prime residential mortgage backed security)	$4	Discounted cash flow	Constant prepayment rate	2.6%
			Annual default rate	3.2%
			Loss severity	65%
			Yield/spread to U.S. Treasuries	10.6%

GMWB and GMAB embedded derivatives	$1,406	Discounted cash flow	Utilization of guaranteed
			withdrawals	0% – 90%
			Surrender rate	0% – 56.3%
			Market volatility(1)	6.1% – 23.9%
			Nonperformance risk(2)	114 bps

(1)         Market volatility is implied volatility of fund of funds.

(2)         The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivative.

Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to the Company.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Except for prepayment inputs, significant increases (decreases) in the unobservable inputs used in the fair value measurement of Level 3 corporate debt, residential mortgage backed and asset backed securities in isolation could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the constant prepayment rate in isolation could result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for the annual default rate is accompanied by a directionally similar change in the assumptions used for loss severity and yield/spread to U.S. Treasuries and a directionally opposite change in the assumption used for prepayment rates.

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include municipal and corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, asset backed securities and U.S. agency and foreign government securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services.  Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.  Level 3 securities primarily include corporate bonds, certain non-agency residential mortgage backed securities, asset backed securities and commercial mortgage backed securities.  The fair value of corporate bonds, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The fair value of certain asset backed securities and non-agency residential mortgage backed securities classified as Level 3 is obtained from third party pricing services who use significant unobservable inputs to estimate the fair value.

In consideration of the above, management is responsible for the fair values recorded on the financial statements. Prices received from third party pricing services are subjected to exception reporting that identifies investments with significant daily price movements as well as no movements.  The Company reviews the exception reporting and resolves the exceptions through reaffirmation of the price or recording an appropriate fair value estimate.  The Company also performs subsequent transaction testing.  The Company performs annual due diligence of third party pricing services.  The Company’s due diligence procedures include assessing the vendor’s valuation qualifications, control environment, analysis of asset-class specific valuation methodologies, and understanding of sources of market observable assumptions and unobservable assumptions, if any, employed in the valuation methodology.  The Company also considers the results of its exception reporting controls and any resulting price challenges that arise.

Separate Account Assets

The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested.  The NAV represents the exit price for the separate account.  Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter  (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.  The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2012 and December 31, 2011.  See Note 12 for further information on the credit risk of derivative instruments and related collateral.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2012 and December 31, 2011.  See Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	June 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
	Value	Level 1	Level 2	Level 3	Total	Value	Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,440	$—	$—	$2,641	$2,641	$2,473	$2,650
Policy loans	748	—	—	723	723	739	713
Other investments	310	—	290	25	315	308	311
Restricted cash	66	66	—	—	66	26	26
Financial Liabilities
Future policy benefits	$14,960	$—	$—	$16,100	$16,100	$15,064	$16,116
Separate account liabilities	367	—	367	—	367	345	345
Line of credit with Ameriprise Financial	312	—	—	312	312	300	300
Borrowings under repurchase agreements	498	—	497	—	497	504	502
Other liabilities	209	—	—	206	206	267	263

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Other Investments

Other investments primarily consist of syndicated loans and an investment in Federal Home Loan Bank of Des Moines (“FHLB”).  The fair value of syndicated loans is obtained from a third party service or non-binding broker quotes.  Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and syndicated loans priced using a single non-binding broker quote are classified as Level 3.  The fair value of the investment in FHLB is approximated by the carrying value and classified as a Level 3 due to restrictions on transfer or lack of liquidity.

Restricted Cash

Restricted cash is generally set aside for specific business transactions and restrictions are specific to the Company and does not transfer to third party market participants; therefore, the carrying amount is a reasonable estimate of fair value. The fair value of restricted cash is classified as Level 1.

Future Policy Benefits

The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities.  The fair value of other liabilities including non-life contingent fixed annuities in payout status, EIA host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner.  Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.

Separate Account Liabilities

Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets.  The NAV of the related separate account assets represents the exit price for the separate account liabilities. Separate account liabilities are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information. A nonperformance adjustment is not included as the related separate account assets act as collateral for these liabilities and minimize nonperformance risk.

Line of Credit with Ameriprise Financial

The fair value of the line of credit is determined by discounting cash flows with an adjustment for the Company’s nonperformance risk specific to this liability.  The fair value of the line of credit is classified as Level 3.

Borrowings under Repurchase Agreements

The fair value of borrowings under agreements to repurchase is obtained from a third party pricing service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.  The fair value of borrowings under agreements to repurchase is classified as Level 2.

Other Liabilities

Other liabilities consist of future funding commitments to affordable housing partnerships.  The fair value of the future funding commitments is determined by discounting cash flows.  The fair value of these commitments is classified as Level 3 as the discount rate is adjusted.

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

The following table presents the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral:

	June 30, 2012		December 31, 2011
	Net Derivative Assets	Net Derivative Liabilities	Net Derivative Assets	Net Derivative Liabilities
	(in millions)
Fair value of OTC derivatives after application of master netting agreements	$710	$248	$861	$129
Cash collateral on OTC derivatives	(270)	(48)	(613)	(26)
Fair value of OTC derivatives after application of master netting agreements and cash collateral	440	200	248	103
Securities collateral on OTC derivatives	(435)	(148)	(186)	(95)
Fair value of OTC derivatives after application of master netting agreements and cash and securities collateral	5	52	62	8
Fair value of exchange-traded derivatives	165	—	155	—
Total fair value of derivatives after application of master netting agreements and cash and securities collateral	$170	$52	$217	$8

In April 2012, the Financial Stability Oversight Council approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution. The framework includes a three-stage process to help narrow down the pool of nonbank financial companies for review and possible designation. Stage 1 criteria include having at least $50 billion in assets and meeting one of five additional quantitative measures. One of the five thresholds is $3.5 billion of derivative liabilities after considering the effects of master netting arrangements and cash collateral held with the same counterparty. The following table presents the Company’s derivative liabilities as defined by the rule:

	June 30, 2012	December 31, 2011
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$200	$103
Fair value of embedded derivative liabilities	1,430	1,590
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$1,630	$1,693

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company currently uses derivatives as economic hedges and accounting hedges.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$2,250	$1,801	Other liabilities	$1,589	$1,198
Equity contracts	Other assets	1,534	1,314	Other liabilities	1,569	1,031
Credit contracts	Other assets	—	1	Other liabilities	—	—
Foreign currency contracts	Other assets	2	7	Other liabilities	3	10
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	1,406	1,585
Total GMWB and GMAB		3,786	3,123		4,567	3,824
Other derivatives:
Equity
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	2	2
IUL	Other assets	3	1	Other liabilities	1	—
IUL embedded derivatives	Not applicable	—	—	Future policy benefits	22	3
Total other		3	1		25	5
Total derivatives		$3,789	$3,124		$4,592	$3,829

(1)           The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated	Location of Gain (Loss) on	Three Months Ended June 30,		Six Months Ended June 30,
as hedging instruments	Derivatives Recognized in Income	2012	2011	2012	2011
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$328	$87	$103	$62
Equity contracts	Benefits, claims, losses and settlement expenses	188	5	(507)	(250)
Credit contracts	Benefits, claims, losses and settlement expenses	1	(5)	(2)	(7)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(3)	(4)	1	(6)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(566)	(125)	179	105
Total GMWB and GMAB		(52)	(42)	(226)	(96)
Other derivatives:
Equity
EIA	Interest credited to fixed accounts	—	(1)	1	—
EIA embedded derivatives	Interest credited to fixed accounts	—	1	—	1
Total other		—	—	1	1
Total derivatives		$(52)	$(42)	$(225)	$(95)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps.  At June 30, 2012 and December 31, 2011, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $124.6 billion and $104.7 billion, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.  The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2012(1)	$187	$20
2013	358	29
2014	332	27
2015	305	25
2016	274	18
2017-2026	978	40

(1)   2012 amounts represent the amounts payable and receivable for the period from July 1, 2012 to December 31, 2012.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA and IUL products have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.  The gross notional amount of EIA derivative contracts was $14 million and $25 million at June 30, 2012 and December 31, 2011, respectively. The gross notional amount of IUL derivative contracts was $75 million and $12 million at June 30, 2012 and December 31, 2011, respectively.

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

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the six months ended June 30, 2012, the Company held no derivatives that were designated as cash flow hedges.

At June 30, 2012, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the six months ended June 30, 2012 and 2011, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the six months ended June 30, 2012 and 2011, amounts recognized in earnings on derivative transactions that were ineffective were not material.

The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income:

	2012	2011
	(in millions)
Net unrealized derivative losses at January 1	$(26)	$(30)
Reclassification of realized losses(1)	3	4
Income tax benefit	(1)	(1)
Net unrealized derivative losses at June 30	$(24)	$(27)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  As of June 30, 2012 and December 31, 2011, the Company held $287 million and $635 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of June 30, 2012 and December 31, 2011, the Company had accepted additional collateral consisting of various securities with a fair value of $502 million and $186 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of June 30, 2012 and December 31, 2011, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $5 million and $61 million, respectively.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At June 30, 2012 and December 31, 2011, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $157 million and $106 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2012 and December 31, 2011 was $142 million and $98 million, respectively.  If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2012 and December 31, 2011 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $15 million and $8 million, respectively.

13.       Income Taxes

The Company’s effective tax rates were 33% and 23% for the three months and six months ended June 30, 2012, respectively.  The Company’s effective tax rates were 26% and 18% for the three months and six months ended June 30, 2011, respectively.  The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income.  The significant increase in the effective tax rates for the three months and six months ended June 30, 2012 compared to the prior year periods is primarily a result of a $32 million correction of tax related to securities lending activities. See Note 1 for additional information on the out-of-period correction.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize all of certain state net operating losses and therefore a valuation allowance of $4 million was established as of both June 30, 2012 and December 31, 2011.

The Company has tax benefits related to capital loss carryforwards of $35 million which expire beginning December 31, 2015.

As of June 30, 2012 and December 31, 2011, the Company had $52 million and $134 million, respectively, of gross unrecognized tax benefits.  The significant decrease in the amount of gross unrecognized tax benefits is a result of reaching an agreement with the Internal Revenue Service (“IRS”) on the treatment of certain items under audit.  If recognized, the effective tax rate would be affected by increases of approximately $7 million and $12 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2012 and December 31, 2011, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $52 million in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net increase of $1 million and a net decrease of $4 million in interest and penalties for the three months and six months ended June 30, 2012, respectively.  The Company recognized a net increase of $54 million and $52 million in interest and penalties for the three months and six months ended June 30, 2011, respectively.  As of June 30, 2012 and December 31, 2011, the Company had a payable of $29 million and $33 million, respectively, related to accrued interest and penalties.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The IRS had completed its field examination of the 1997 through 2007 tax returns in recent years.  However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain issues under appeal.  The IRS is currently auditing the Company’s income tax returns for 2008 and 2009.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. The Company’s federal and state income tax returns remain open for years after 2009.

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

The Company projects its cost of future guaranty fund assessments based on estimates of insurance company insolvencies provided by the National Organization of Life and Health Insurance Guaranty Associations (“NOLHGA”) and the amount of its premiums written relative to the industry-wide premium in each state.  The Company accrues the estimated cost of future guaranty fund assessments when it is considered probable that an assessment will be imposed, the event obligating the Company to pay the assessment has occurred and the amount of the assessment can be reasonably estimated.

Executive Life Insurance Company of New York (“ELNY”) was placed into rehabilitation by a New York state court in 1991. On April 16, 2012, the court issued an order converting the rehabilitation into a liquidation proceeding under a plan submitted by the New York insurance regulator with support from the NOLHGA and the industry. The order has been appealed and the timing of a decision on the appeal is not certain.

As of June 30, 2012, the Company established a liability of $30 million for estimated guaranty fund assessments and a related premium tax asset of $24 million, primarily associated with ELNY.  The expected period over which the assessments will be made and the related tax credits recovered is not known.  At December 31, 2011, the net liability was not considered material.

Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the insurance industry generally.

ITEM 2.                  MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Part I, Item 1.  RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”.  This narrative analysis may contain forward-looking statements that reflect the Company’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  The Company believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012 (“2011 10-K”), as well as its current reports on Form 8-K and other publicly available information.

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

The Company adopted new accounting rules for DAC on January 1, 2012 on a retrospective basis.  See Note 1 and Note 6 to the Consolidated Financial Statements for the impact of the adoption on prior period financial condition and results of operations and the updated accounting policies on the deferral of acquisition costs.

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and deferred sales inducement costs (“DSIC”) amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(28)

Decrease in future near-term equity fund growth returns by 100 basis points	$(25)
Decrease in future long-term equity fund growth returns by 100 basis points	(17)
Decrease in future near and long-term equity returns by 100 basis points	$(42)

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

Consolidated Results of Operations for the Six Months Ended June 30, 2012 and 2011

The following table presents the Company’s consolidated results of operations (unaudited):

	Six Months Ended June 30,
	2012	2011	Change
	(in millions, except percentages)
Revenues
Premiums	$222	$249	$(27)	(11)%
Net investment income	754	794	(40)	(5)
Policy and contract charges	799	777	22	3
Other revenue	158	151	7	5
Total revenues	1,933	1,971	(38)	(2)
Benefits and expenses
Benefits, claims, losses and settlement expenses	594	492	102	21
Interest credited to fixed accounts	415	420	(5)	(1)
Amortization of deferred acquisition costs	100	133	(33)	(25)
Other insurance and operating expenses	391	398	(7)	(2)
Total benefits and expenses	1,500	1,443	57	4
Pretax income	433	528	(95)	(18)
Income tax provision	99	96	3	3
Net income	$334	$432	$(98)	(23)%

Overview

Consolidated net income was $334 million for the six months ended June 30, 2012 compared to $432 million for the prior year period, a decrease of $98 million or 23%.  Pretax income decreased $95 million or 18% to $433 million for the six months ended June 30, 2012 from $528 million for the prior year period.

Revenues

Total revenues decreased $38 million or 2% to $1.9 billion for the six months ended June 30, 2012 compared to $2.0 billion for the prior year period.

Premiums decreased $27 million or 11% to $222 million for the six months ended June 30, 2012 compared to $249 million in the prior year period.  The decrease was primarily due to lower sales of immediate annuities with life contingencies. The lower premiums are largely offset by the related favorable change in reserves described below.

Net investment income decreased $40 million or 5% to $754 million for the six months ended June 30, 2012 compared to $794 million in the prior year period.  The decrease is due to a decrease in net investment income on fixed maturities primarily driven by lower interest rates.

Other revenue increased $7 million or 5% to $158 million for the six months ended June 30, 2012 compared to $151 million in the prior year period reflecting higher marketing support due to higher average separate account balances.

Benefits and Expenses

Total benefits and expenses increased $57 million or 4% to $1.5 billion for the six months ended June 30, 2012 compared to $1.4 billion in the prior year period.

Benefits, claims, losses and settlement expenses increased $102 million or 21% to $594 million for the six months ended June 30, 2012 compared to $492 million in the prior year period.  The market impact of variable annuity guaranteed living benefits, net of hedges and DSIC amortization, increased benefits expense by $160 million for the six months ended June 30, 2012 compared to $34 million in the prior year period, an increase of $126 million. The increase in the market impact was the result of increased volatility in the market and larger reserve balances due to general market conditions. This increase was partially offset by a decrease in benefits expense primarily due to a $9 million benefit from a life insurance reserve release in the second quarter of 2012 and annuity valuation model adjustments, as well as a favorable change in reserves for immediate annuities with life contingencies, driven by lower premiums.  The impact of annuity model updates and enhancements was an $8 million benefit in the first half of 2012 compared to a $7 million benefit for the prior year period.

Amortization of DAC decreased $33 million or 25%, to $100 million for the six months ended June 30, 2012 compared to $133 million in the prior year period.  Amortization of DAC in the first half of 2012 included a benefit of $42 million due to market impacts, including a $31 million benefit offsetting higher variable annuity guaranteed living benefits expense.  Amortization of DAC in the first half of 2011 included a benefit of $17 million due to market impacts, including a $6 million benefit offsetting higher variable annuity guaranteed living benefits expense.

Income Taxes

The Company’s effective tax rate was 23% for the six months ended June 30, 2012, compared to 18% for the six months ended June 30, 2011. The effective tax rate for both periods is lower than the statutory rates as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income.  The significant increase in the effective tax rate for the six months ended June 30, 2012 compared to the prior year period is primarily a result of a correction of tax related to securities lending activities. See Note 1 to the Consolidated Financial Statements for additional information.

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

To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices.  The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, equity indexed annuities, indexed universal life insurance and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of June 30, 2012.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(63)	$—	$(63)
DAC and DSIC amortization(1) (2)	(90)	—	(90)
Variable annuity riders:
GMDB and GMIB(2)	(42)	—	(42)
GMWB	(129)	106	(23)
GMAB	(52)	42	(10)
DAC and DSIC amortization(3)	N/A	N/A	10
Total variable annuity riders	(223)	148	(65)
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	1	(1)	—
Total	$(374)	$146	$(218)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(21)	$—	$(21)
Variable annuity riders:
GMWB	577	(707)	(130)
GMAB	45	(52)	(7)
DAC and DSIC amortization(3)	N/A	N/A	32
Total variable annuity riders	622	(759)	(105)
Fixed annuities, fixed portion of variable annuities and fixed insurance products	73	—	73
Indexed universal life insurance	4	—	4
Total	$678	$(759)	$(49)

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

The above results compare to an estimated negative net impact to pretax income of $208 million related to a 10% equity price decline and an estimated $24 million related to a 100 basis point increase in interest rates as of December 31, 2011.

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

Fair Value Measurements

The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale.  The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available.  Broker quotes are obtained when quotes from pricing services are not available.  The Company validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 11 to the Consolidated Financial Statements for additional information on the Company’s fair value measurements.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2012.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $265 million, net of DAC and DSIC amortization and income taxes, based on June 30, 2012 credit spreads.

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

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At June 30, 2012 and December 31, 2011, the Company had no borrowings from the FHLB.  The Company enters into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at June 30, 2012 and December 31, 2011 was $498 million and $504 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.

The outstanding balance under the lines of credit with Ameriprise Financial was $312 million and $300 million at June 30, 2012 and December 31, 2011, respectively.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash dividends paid to Ameriprise Financial	$550	$600
Cash dividends received from RiverSource Life of NY	30	29
Cash dividends received from RTA	—	53

During the six months ended June 30, 2012, RiverSource Life Insurance Company made a cash contribution to RTA of $53 million for ongoing funding commitments related to affordable housing partnership investments.

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	June 30, 2012	December 31, 2011	December 31, 2011
	(in millions)
RiverSource Life Insurance Company	$3,171	$3,058	$619
RiverSource Life Insurance Co. of New York	260	254	41

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

Such factors include, but are not limited to:

•                  conditions in the interest rate, credit default, equity market and foreign exchange environments, including changes in valuations, liquidity and volatility;

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2012.

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

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2011 10-K;  however, the risk factor relating to system interruptions and operating errors is updated as set forth below:

Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.

System or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, causing harm to its business and reputation and resulting in loss of customers or revenue.  Interruptions could be caused by operational failures arising from employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology.  RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly or become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers.  These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, failures of internal or vendor software or systems and other events beyond its control. Further, RiverSource Life faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact its ability to effect transactions, service its clients and manage its exposure to risk or otherwise achieve desired outcomes. For example, in the second quarter of 2012, RiverSource Life’s results were unfavorably impacted from a tax item that resulted from its discovery that it had received incomplete data from a third party service provider for securities lending activities that resulted in the miscalculation of its dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: August 8, 2012	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date: August 8, 2012	By	/s/ Brian J. McGrane
Brian J. McGrane
Executive Vice President and
Chief Financial Officer

RIVERSOURCE LIFE INSURANCE COMPANY

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3.1	Copy of Certificate of Incorporation of IDS Life Insurance Company, filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976, is incorporated by reference.

3.1.1

Copy of Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on January 5, 2007, is incorporated by reference.

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

101*

The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Shareholder’s Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

*                                         Filed electronically herewith.

E-1