Form 10-Q
period 2012-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2012-11-05
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2012, $23,293; 2011, $24,398)	$26,221	$26,577
Common stocks, at fair value (cost: 2012 and 2011, $1)	3	2
Commercial mortgage loans, at cost (less allowance for loan losses: 2012, $26; 2011, $32)	2,424	2,473
Policy loans	750	739
Other investments	755	730
Total investments	30,153	30,521

Cash and cash equivalents	1,102	828
Restricted cash	183	26
Reinsurance recoverables	2,006	1,953
Other receivables	171	162
Accrued investment income	283	307
Deferred income taxes, net	—	60
Deferred acquisition costs	2,371	2,413
Deferred sales inducement costs	416	464
Other assets	4,157	3,578
Separate account assets	68,798	63,174

Total assets	$109,640	$103,486

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$31,063	$31,169
Policy claims and other policyholders’ funds	130	121
Deferred income taxes, net	47	—
Borrowings under repurchase agreements	500	504
Line of credit with Ameriprise Financial, Inc.	150	300
Other liabilities	4,330	3,608
Separate account liabilities	68,798	63,174
Total liabilities	105,018	98,876

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,462	2,461
Retained earnings	910	1,215
Accumulated other comprehensive income, net of tax	1,247	931
Total shareholder’s equity	4,622	4,610

Total liabilities and shareholder’s equity	$109,640	$103,486

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Premiums	$111	$127	$333	$376
Net investment income	364	421	1,118	1,215
Policy and contract charges	373	369	1,172	1,146
Other revenues	84	77	242	228
Net realized investment gains (losses)	1	(2)	1	(2)
Total revenues	933	992	2,866	2,963

Benefits and expenses
Benefits, claims, losses and settlement expenses	376	93	970	585
Interest credited to fixed accounts	206	214	621	634
Amortization of deferred acquisition costs	52	187	152	320
Other insurance and operating expenses	185	185	576	583
Total benefits and expenses	819	679	2,319	2,122
Pretax income	114	313	547	841
Income tax provision	13	64	112	160
Net income	$101	$249	$435	$681

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(3)	$(9)	$(40)
Portion of loss recognized in other comprehensive income (before taxes)	(5)	—	(3)	22
Net impairment losses recognized in net realized investment gains (losses)	$(5)	$(3)	$(12)	$(18)

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$101	$249	$435	$681
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	309	226	486	328
Reclassification of net securities losses included in net income	—	2	—	2
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(112)	(182)	(174)	(218)
Total net unrealized gains on securities	197	46	312	112
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	2	—	4	3
Total net unrealized losses on derivatives	2	—	4	3
Total other comprehensive income, net of tax	199	46	316	115
Total comprehensive income	$300	$295	$751	$796

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balances at January 1, 2011, previously reported	$3	$2,460	$3,410	$675	$6,548
Cumulative effect of change in accounting policies, net of tax	—	—	(1,416)	85	(1,331)

Balances at January 1, 2011, as adjusted	3	2,460	1,994	760	5,217
Comprehensive income:
Net income	—	—	681	—	681
Other comprehensive income, net of tax	—	—	—	115	115
Total comprehensive income					796
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(750)	—	(750)

Balances at September 30, 2011	$3	$2,461	$1,925	$875	$5,264

Balances at January 1, 2012	$3	$2,461	$1,215	$931	$4,610
Comprehensive income:
Net income	—	—	435	—	435
Other comprehensive income, net of tax	—	—	—	316	316
Total comprehensive income					751
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(740)	—	(740)

Balances at September 30, 2012	$3	$2,462	$910	$1,247	$4,622

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$435	$681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(33)	(69)
Deferred income tax (benefit) expense	(63)	138
Contractholder and policyholder charges, non-cash	(203)	(197)
Loss from equity method investments	18	25
Net realized investment gains	(13)	(15)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains (losses)	12	17
Change in operating assets and liabilities:
Deferred acquisition costs	(33)	109
Deferred sales inducement costs	37	73
Other investments, net	25	—
Future policy benefits for traditional life, disability income and long term care insurance	191	187
Policy claims and other policyholders’ funds	9	(1)
Reinsurance recoverables	(67)	(85)
Other receivables	(31)	30
Accrued investment income	24	12
Derivatives collateral, net	(661)	335
Other assets and liabilities, net	810	(154)
Net cash provided by operating activities	457	1,086

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	148	498
Maturities, sinking fund payments and calls	2,346	2,460
Purchases	(1,551)	(2,797)
Proceeds from sales, maturities and repayments of commercial mortgage loans	180	169
Funding of commercial mortgage loans	(144)	(108)
Proceeds from sales of other investments	78	97
Purchase of other investments	(215)	(256)
Purchase of land, buildings, equipment and software	(7)	(4)
Change in policy loans, net	(11)	(9)
Net cash provided by investing activities	824	50

Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	1,082	978
Net transfers to separate accounts	(30)	(3)
Surrenders and other benefits	(909)	(1,010)
Change in borrowings under repurchase agreements, net	(5)	107
Proceeds from line of credit with Ameriprise Financial, Inc.	268	415
Payments on line of credit with Ameriprise Financial, Inc.	(418)	(118)
Deferred premium options, net	(256)	(177)
Tax adjustment on share-based incentive compensation plan	1	1
Cash dividend to Ameriprise Financial, Inc.	(740)	(750)
Net cash used in financing activities	(1,007)	(557)
Net increase in cash and cash equivalents	274	579
Cash and cash equivalents at beginning of period	828	76
Cash and cash equivalents at end of period	$1,102	$655
Supplemental Disclosures:
Income taxes paid, net	$14	$230
Interest paid on borrowings	4	3
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	16	124

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

In the second quarter of 2012, the Company made a correction for a tax item related to prior periods, which resulted in a $32 million decrease to net income. During the second quarter, the Company discovered it had received incomplete data from a third party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. Management has determined that the effect of this correction is not material to the Consolidated Financial Statements for all current and prior periods. The Company has resolved the data issue and has stopped the securities lending that negatively impacted its tax position.

In the third quarter of 2011, the Company made an adjustment for additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities, which resulted in a $34 million pretax benefit, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization.  Management has determined that the effect of this adjustment is immaterial to prior periods presented.

On January 1, 2012, the Company retrospectively adopted the new accounting standard for DAC for insurance and annuity products. See Note 2 and Note 6 for further information on the new accounting standard and the resulting changes in the Company’s accounting policies on the deferral of acquisition costs.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

	December 31, 2011
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Balance Sheets

Assets
Deferred income taxes, net	$—	$60	$60
Deferred acquisition costs	4,367	(1,954)	2,413
Total assets	$105,380	$(1,894)	$103,486

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$31,182	$(13)	$31,169
Deferred income taxes, net	620	(620)	—
Other liabilities	3,607	1	3,608
Total liabilities	99,508	(632)	98,876

Shareholder’s equity:
Retained earnings	2,589	(1,374)	1,215
Accumulated other comprehensive income, net of tax	819	112	931
Total shareholder’s equity	5,872	(1,262)	4,610

Total liabilities and shareholder’s equity	$105,380	$(1,894)	$103,486

	December 31, 2010
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Statements of Shareholder’s Equity

Retained earnings	$3,410	$(1,416)	$1,994
Accumulated other comprehensive income, net of tax	675	85	760
Total shareholder’s equity	$6,548	$(1,331)	$5,217

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Statements of Income

Revenues
Total revenues	$992	$—	$992	$2,963	$—	$2,963

Benefits and expenses
Benefits, claims, losses and settlement expenses	92	1	93	584	1	585
Interest credited to fixed accounts	213	1	214	632	2	634
Amortization of deferred acquisition costs	299	(112)	187	513	(193)	320
Other insurance and operating expenses	153	32	185	481	102	583
Total benefits and expenses	757	(78)	679	2,210	(88)	2,122

Pretax income	235	78	313	753	88	841
Income tax provision	36	28	64	129	31	160

Net income	$199	$50	$249	$624	$57	$681

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

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments.  The carrying values are reflected in other investments and were $417 million and $384 million as of September 30, 2012 and December 31, 2011, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $174 million and $267 million recorded in other liabilities as of September 30, 2012 and December 31, 2011, respectively, related to the future funding commitments for affordable housing partnerships.

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	September 30, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,707	$2,211	$(14)	$16,904	$—
Residential mortgage backed securities	3,460	245	(65)	3,640	(28)
Commercial mortgage backed securities	2,979	307	—	3,286	—
State and municipal obligations	979	184	(37)	1,126	—
Asset backed securities	930	67	(12)	985	—
Foreign government bonds and obligations	188	35	—	223	—
U.S. government and agencies obligations	43	7	—	50	—
Other structured investments	7	—	—	7	—
Total fixed maturities	23,293	3,056	(128)	26,221	(28)
Common stocks	1	2	—	3	1
Total	$23,294	$3,058	$(128)	$26,224	$(27)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,770	$1,726	$(78)	$16,418	$—
Residential mortgage backed securities	4,193	242	(126)	4,309	(41)
Commercial mortgage backed securities	3,355	276	—	3,631	—
State and municipal obligations	1,012	131	(47)	1,096	—
Asset backed securities	883	43	(18)	908	—
Foreign government bonds and obligations	126	19	(1)	144	—
U.S. government and agencies obligations	49	8	—	57	—
Other structured investments	10	4	—	14	4
Total fixed maturities	24,398	2,449	(270)	26,577	(37)
Common stocks	1	1	—	2	—
Total	$24,399	$2,450	$(270)	$26,579	$(37)

(1)          Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At both September 30, 2012 and December 31, 2011, fixed maturity securities comprised approximately 87% of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s,

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2012 and December 31, 2011, approximately $1.4 billion and $1.2 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	September 30, 2012			December 31, 2011
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,192	$6,758	26%	$7,276	$7,811	30%
AA	1,034	1,207	5	1,161	1,291	5
A	4,389	5,009	19	4,148	4,578	17
BBB	10,220	11,831	45	10,211	11,446	43
Below investment grade	1,458	1,416	5	1,602	1,451	5
Total fixed maturities	$23,293	$26,221	100%	$24,398	$26,577	100%

At September 30, 2012 and December 31, 2011, approximately 31% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	15	$130	$(2)	11	$231	$(12)	26	$361	$(14)
Residential mortgage backed securities	10	118	(1)	46	276	(64)	56	394	(65)
State and municipal obligations	—	—	—	2	97	(37)	2	97	(37)
Asset backed securities	—	—	—	16	130	(12)	16	130	(12)
Total	25	$248	$(3)	75	$734	$(125)	100	$982	$(128)

	December 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	70	$1,004	$(37)	9	$257	$(41)	79	$1,261	$(78)
Residential mortgage backed securities	30	338	(8)	48	283	(118)	78	621	(126)
State and municipal obligations	—	—	—	2	87	(47)	2	87	(47)
Asset backed securities	12	145	(3)	18	96	(15)	30	241	(18)
Foreign government bonds and obligations	5	23	(1)	—	—	—	5	23	(1)
Total	117	$1,510	$(49)	77	$723	$(221)	194	$2,233	$(270)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance	$90	$107	$106	$108
Credit losses for which an other-than-temporary impairment was not previously recognized	—	1	1	13
Credit losses for which an other-than-temporary impairment was previously recognized	6	3	12	6
Reductions for securities sold during the period (realized)	—	—	(23)	(16)
Ending balance	$96	$111	$96	$111

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

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2011	$1,084	$(379)	$705
Cumulative effect of accounting change	131	(46)	85	(1)
Net unrealized securities gains arising during the period(2)	505	(177)	328
Reclassification of net securities losses included in net income	3	(1)	2
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(335)	117	(218)
Balance at September 30, 2011	$1,388	$(486)	$902	(3)

Balance at January 1, 2012	$1,472	$(515)	$957	(1)
Net unrealized securities gains arising during the period(2)	749	(263)	486
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(268)	94	(174)
Balance at September 30, 2012	$1,953	$(684)	$1,269	(3)

(1)          The Company retrospectively adopted a new accounting standard on January 1, 2012 for DAC. See Note 1 and Note 2 for additional information on the adoption impact.

(2)          Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(3)          Includes $(15) million and $(17) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2012 and 2011, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Gross realized investment gains	$5	$—	$13	$33
Gross realized investment losses	—	—	(1)	(18)
Other-than-temporary impairments	(5)	(3)	(12)	(18)
Total	$—	$(3)	$—	$(3)

Other-than-temporary impairments for the three months and nine months ended September 30, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at September 30, 2012 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,412	$1,438
Due after one year through five years	4,151	4,454
Due after five years through 10 years	6,726	7,743
Due after 10 years	3,628	4,668
	15,917	18,303
Residential mortgage backed securities	3,460	3,640
Commercial mortgage backed securities	2,979	3,286
Asset backed securities	930	985
Other structured investments	7	7
Common stocks	1	3
Total	$23,294	$26,224

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

Net investment income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Income on fixed maturities	$328	$389	$1,008	$1,119
Income on commercial mortgage loans	36	38	109	113
Other investments	8	4	21	13
	372	431	1,138	1,245
Less: investment expenses	8	10	20	30
Total	$364	$421	$1,118	$1,215

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2012			September 30, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$32	$5	$37	$36	$5	$41
Charge-offs	(6)	(1)	(7)	(2)	—	(2)
Provisions	—	—	—	(1)	—	(1)
Ending balance	$26	$4	$30	$33	$5	$38
Individually evaluated for impairment	$5	$—	$5	$10	$—	$10
Collectively evaluated for impairment	21	4	25	23	5	28

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2012			December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$39	$1	$40	$64	$1	$65
Collectively evaluated for impairment	2,411	305	2,716	2,441	301	2,742
Total	$2,450	$306	$2,756	$2,505	$302	$2,807

As of September 30, 2012 and December 31, 2011, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $10 million and $4 million, respectively.

Purchases and sales of syndicated loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Purchases	$21	$82	$74	$185
Sales	4	—	4	2

The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $2 million and $12 million as of September 30, 2012 and December 31, 2011, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% and 3% of total commercial mortgage loans at September 30, 2012 and December 31, 2011, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	September 30, 2012			December 31, 2011
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$610	25%	$38	$618	25%	$—
Pacific	552	22	30	556	22	1
Mountain	266	11	3	275	11	11
East North Central	249	10	10	247	10	—
West North Central	210	9	8	224	9	1
Middle Atlantic	203	8	6	217	9	—
West South Central	162	7	—	173	7	2
New England	133	5	4	130	5	—
East South Central	65	3	—	65	2	—
	2,450	100%	$99	2,505	100%	$15
Less: allowance for loan losses	26			32
Total	$2,424			$2,473

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	September 30, 2012			December 31, 2011
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$815	33%	$37	$825	33%	$2
Office	602	25	13	669	27	2
Industrial	460	19	9	455	18	1
Apartments	380	15	29	358	14	—
Mixed use	41	2	2	42	2	—
Hotel	37	1	—	51	2	—
Other	115	5	9	105	4	10
	2,450	100%	$99	2,505	100%	$15
Less: allowance for loan losses	26			32
Total	$2,424			$2,473

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both September 30, 2012 and December 31, 2011 were $1 million.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	3	$12	2	$6	4	$13	7	$34
Syndicated loans	—	—	—	—	1	1	—	—
Total	3	$12	2	$6	5	$14	7	$34

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

As described in Note 1 and Note 2, the Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. The impact of adoption resulted in a reduction in the DAC balance of $2.0 billion and $2.1 billion at January 1, 2012 and 2011, respectively, and a reduction in DAC capitalization of $102 million and DAC amortization of $193 million for the nine months ended September 30, 2011.

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

In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term.

The balances of and changes in DAC (subsequent to the adjustment for the new accounting standard) were as follows:

	2012	2011
	(in millions)
Balance at January 1	$2,413	$2,521
Capitalization of acquisition costs	185	211
Amortization, excluding the impact of valuation assumptions review	(141)	(289)
Amortization impact of valuation assumptions review	(11)	(31)
Impact of change in net unrealized securities gains	(75)	(52)
Balance at September 30	$2,371	$2,360

The balances of and changes in DSIC were as follows:

	2012	2011
	(in millions)
Balance at January 1	$464	$545
Capitalization of sales inducement costs	6	7
Amortization, excluding the impact of valuation assumptions review	(30)	(69)
Amortization impact of valuation assumptions review	(13)	(11)
Impact of change in net unrealized securities gains	(11)	(9)
Balance at September 30	$416	$463

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

Future policy benefits (subsequent to the adjustment for the new accounting standard) and policy claims and other policyholders’ funds consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Fixed annuities	$16,256	$16,401
Equity indexed annuity (“EIA”) accumulated host values	35	58
EIA embedded derivatives	3	2
Variable annuity fixed sub-accounts	4,845	4,852
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,073	1,377
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	134	237
Other variable annuity guarantees	13	14
Total annuities	22,359	22,941
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,728	2,662
Indexed universal life (“IUL”) accumulated host values	36	4
IUL embedded derivatives	37	3
VUL/UL insurance additional liabilities	281	220
Other life, disability income and long term care insurance	5,622	5,339
Total future policy benefits	31,063	31,169
Policy claims and other policyholders’ funds	130	121
Total future policy benefits and policy claims and other policyholders’ funds	$31,193	$31,290

Separate account liabilities consisted of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Variable annuity variable sub-accounts	$62,752	$57,556
VUL insurance variable sub-accounts	6,003	5,575
Other insurance variable sub-accounts	43	43
Total	$68,798	$63,174

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2012				December 31, 2011
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$44,851	$43,105	$73	63	$40,011	$38,275	$382	63
Five/six-year reset	11,489	8,976	135	63	11,631	9,118	350	63
One-year ratchet	7,440	7,002	128	65	7,233	6,777	479	64
Five-year ratchet	1,600	1,547	4	61	1,472	1,418	25	61
Other	881	854	63	68	759	732	93	68
Total — GMDB	$66,261	$61,484	$403	63	$61,106	$56,320	$1,329	63

GGU death benefit	$962	$911	$92	63	$920	$868	$78	63

GMIB	$439	$412	$73	65	$463	$433	$106	65

GMWB:
GMWB	$3,955	$3,937	$42	66	$3,887	$3,868	$236	65
GMWB for life	27,775	27,655	233	64	23,756	23,625	863	64
Total — GMWB	$31,730	$31,592	$275	64	$27,643	$27,493	$1,099	64

GMAB	$3,732	$3,724	$6	57	$3,516	$3,509	$63	56

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	10	2	1,013	172	38
Paid claims	(7)	(1)	—	—	(9)
Balance at September 30, 2011	$8	$9	$1,350	$276	$97
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	5	1	(304)	(103)	39
Paid claims	(6)	(1)	—	—	(8)
Balance at September 30, 2012	$4	$9	$1,073	$134	$142

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30,	December 31,
	2012	2011
	(in millions)
Mutual funds:
Equity	$32,561	$30,738
Bond	26,005	23,862
Other	3,116	1,969
Total mutual funds	$61,682	$56,569

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Line of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance at September 30, 2012 and December 31, 2011 of $150 million and $300 million, respectively, under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  Prior to January 1, 2012, the interest rate for any borrowing under the agreement was established by reference to LIBOR plus 115 basis points.  In January 2012, an amendment to this agreement decreased the interest rate to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial.  Amounts borrowed may be repaid at any time with no prepayment penalty.  The outstanding balance at September 30, 2012 was paid in full in October 2012.

10.       Borrowings under Repurchase Agreements

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $520 million and $521 million at September 30, 2012 and December 31, 2011, respectively. The amount of the Company’s liability including accrued interest as of September 30, 2012 and December 31, 2011 was $500 million and $504 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of September 30, 2012 and December 31, 2011 was 0.5% and 0.3%, respectively.

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

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,351	$1,553	$16,904
Residential mortgage backed securities	—	3,640	—	3,640
Commercial mortgage backed securities	—	3,119	167	3,286
State and municipal obligations	—	1,126	—	1,126
Asset backed securities	—	828	157	985
Foreign government bonds and obligations	—	223	—	223
U.S. government and agencies obligations	10	40	—	50
Other structured investment	—	7	—	7
Total Available-for-Sale securities: Fixed maturities	10	24,334	1,877	26,221
Common stocks	1	2	—	3
Cash equivalents	—	1,082	—	1,082
Other assets:
Interest rate derivative contracts	—	2,364	—	2,364
Equity derivative contracts	404	1,001	—	1,405
Foreign currency derivative contracts	—	1	—	1
Total other assets	404	3,366	—	3,770
Separate account assets	—	68,798	—	68,798
Total assets at fair value	$415	$97,582	$1,877	$99,874

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
IUL embedded derivatives	—	37	—	37
GMWB and GMAB embedded derivatives	—	—	1,142	1,142
Total future policy benefits	—	40	1,142	1,182	(1)
Other liabilities:
Interest rate derivative contracts	—	1,766	—	1,766
Equity derivative contracts	371	1,477	—	1,848
Total other liabilities	371	3,243	—	3,614
Total liabilities at fair value	$371	$3,283	$1,142	$4,796

(1)    The Company’s adjustment for nonperformance risk resulted in a $429 million cumulative decrease to the embedded derivative liability.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, July 1, 2012	$1,456	$55	$24	$144	$—	$1,679	$(1,406)
Total gains (losses) included in:
Net income	(1)	—	1	1	—	1 (1)	321 (2)
Other comprehensive income	13	—	5	1	—	19	—
Purchases	124	(1)	—	—	—	123	—
Sales	—	—	—	—	—	—	—
Issues	—	—	—	—	—	—	(49)
Settlements	(39)	—	(1)	—	—	(40)	(8)
Transfers into Level 3	—	—	146	15	—	161	—
Transfers out of Level 3	—	(54)	(8)	(4)	—	(66)	—
Balance, September 30, 2012	$1,553	$—	$167	$157	$—	$1,877	$(1,142)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	310

(1)          Included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, July 1, 2011	$1,270	$2,325	$21	$217	$15	$3,848	$(316)
Total gains (losses) included in:
Net income	—	47	—	1	—	48 (1)	(1,236	)(2)
Other comprehensive income	—	(71)	—	(5)	—	(76)	—
Purchases	71	—	15	—	—	86	—
Issues	—	—	—	—	—	—	(39)
Settlements	(33)	(132)	—	(5)	—	(170)	(9)
Transfers into Level 3	7	—	—	—	—	7	—
Transfers out of Level 3	—	—	(20)	(8)	—	(28)	—
Balance, September 30, 2011	$1,315	$2,169	$16	$200	$15	$3,715	$(1,600)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2011 included in:
Net investment income	$—	$50	$—	$1	$—	$51	$—
Net realized investment gains (losses)	—	(3)	—	—	—	(3)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,241)

(1)          Represents a $3 million loss included in net realized investment gains and a $51 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities								Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		Common Stock	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2012	$1,342	$54	$16	$137	$14	$1,563		$—	$(1,585)
Total gains (losses) included in:
Net income	(1)	(7)	1	1	—	(6	)(1)	—	577 (2)
Other comprehensive income	18	9	5	2	1	35		—	—
Purchases	317	23	8	—	—	348		1	—
Sales	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	—		—	(131)
Settlements	(133)	(6)	(1)	(1)	—	(141)		—	(3)
Transfers into Level 3	10	5	146	22	—	183		—	—
Transfers out of Level 3	—	(78)	(8)	(4)	(15)	(105)		(1)	—
Balance, September 30, 2012	$1,553	$—	$167	$157	$—	$1,877		$—	$(1,142)

Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	544

(1)          Represents a $7 million loss included in net realized investment gains (losses) and a $1 million gain included in net investment income in the Consolidated Statements of Income.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was a decrease of $55 million and an increase of $305 million, net of DAC and DSIC amortization, for the three months ended September 30, 2012 and 2011, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was a decrease of $55 million and an increase of $306 million, net of DAC and DSIC amortization, for the nine months ended September 30, 2012 and 2011, respectively.

During the third quarter of  2012, transfers from Level 3 to Level 2 included certain non-agency residential mortgage backed securities and sub-prime non-agency residential mortgage backed securities classified as asset backed securities with a fair value of approximately $58 million. These transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and increased observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs.  Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.  The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.  For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities at September 30, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)

Corporate debt securities (private placements)	$1,523	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0% – 8.5% (2.3%)

GMWB and GMAB embedded derivatives	$1,142	Discounted cash flow	Utilization of guaranteed withdrawals	0% – 90%
			Surrender rate	0% – 56.3%
			Market volatility(1)	5.6% – 21.7%
			Nonperformance risk(2)	100 bps

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

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Significant increases (decreases) in the yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities in isolation would result in a significantly lower (higher) fair value measurement.

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, municipal bonds, asset backed securities, U.S. agency and foreign government securities and other structured investments.  The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services.  Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.  Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities.  The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company.

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter  (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.  The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2012 and December 31, 2011.  See Note 12 for further information on the credit risk of derivative instruments and related collateral.

Liabilities

Future Policy Benefits

The Company values the embedded derivative liability attributable to the provisions of certain variable annuity riders using internal valuation models.  These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees.  The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions, implied volatility and margins for risk, profit and expenses that the Company believes an exit market participant would expect.  The fair value of these embedded derivatives also reflects a current estimate of the Company’s nonperformance risk specific to these liabilities.  Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.  The embedded derivative liability attributable to these provisions is recorded in future policy benefits.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2012 and December 31, 2011.  See Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	September 30, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
	Value	Level 1	Level 2	Level 3	Total	Value	Value
	(in millions)
Financial Assets
Commercial mortgage loans, net	$2,424	$—	$—	$2,632	$2,632	$2,473	$2,650
Policy loans	750	—	—	724	724	739	713
Other investments	312	—	285	35	320	308	311
Restricted cash	183	183	—	—	183	26	26
Financial Liabilities
Future policy benefits	$14,877	$—	$—	$16,296	$16,296	$15,064	$16,116
Separate account liabilities	379	—	379	—	379	345	345
Line of credit with Ameriprise Financial	150	—	—	150	150	300	300
Borrowings under repurchase agreements	500	—	500	—	500	504	502
Other liabilities	174	—	—	172	172	267	263

Commercial Mortgage Loans, Net

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including loan-to-value ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition.  For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan. Given the significant unobservable inputs to the valuation of commercial mortgage loans, these measurements are classified as Level 3.

Policy Loans

The fair value of policy loans is determined using discounted cash flows and are classified as Level 3 as the discount rate used may be adjusted for the underlying performance of individual policies.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Investments

Other investments primarily consist of syndicated loans and an investment in Federal Home Loan Bank of Des Moines (“FHLB”).  The fair value of syndicated loans is obtained from a third party service or non-binding broker quotes.  Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and syndicated loans priced using a single non-binding broker quote are classified as Level 3.  The fair value of the investment in FHLB is approximated by the carrying value and classified as Level 3 due to restrictions on transfer or lack of liquidity.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral:

	September 30, 2012		December 31, 2011
	Net Derivative Assets	Net Derivative Liabilities	Net Derivative Assets	Net Derivative Liabilities
	(in millions)
Fair value of OTC derivatives after application of master netting agreements	$617	$602	$861	$129
Cash collateral on OTC derivatives	(128)	(179)	(613)	(26)
Fair value of OTC derivatives after application of master netting agreements and cash collateral	489	423	248	103
Securities collateral on OTC derivatives	(471)	(414)	(186)	(95)
Fair value of OTC derivatives after application of master netting agreements and cash and securities collateral	18	9	62	8
Fair value of exchange-traded derivatives	142	—	155	—
Total fair value of derivatives after application of master netting agreements and cash and securities collateral	$160	$9	$217	$8

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

	September 30, 2012	December 31, 2011
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$423	$103
Fair value of embedded derivative liabilities	1,182	1,590
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$1,605	$1,693

The Company currently uses derivatives as economic hedges and accounting hedges.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$2,364	$1,801	Other liabilities	$1,766	$1,198
Equity contracts	Other assets	1,399	1,314	Other liabilities	1,846	1,031
Credit contracts	Other assets	—	1	Other liabilities	—	—
Foreign currency contracts	Other assets	1	7	Other liabilities	—	10
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	1,142	1,585
Total GMWB and GMAB		3,764	3,123		4,754	3,824
Other derivatives:
Equity
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	3	2
IUL	Other assets	6	1	Other liabilities	2	—
IUL embedded derivatives	Not applicable	—	—	Future policy benefits	37	3
Total other		6	1		42	5
Total derivatives		$3,770	$3,124		$4,796	$3,829

(1)             The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated	Location of Gain (Loss) on	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging instruments	Derivatives Recognized in Income	2012	2011	2012	2011
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(12)	$582	$91	$644
Equity contracts	Benefits, claims, losses and settlement expenses	(402)	843	(909)	593
Credit contracts	Benefits, claims, losses and settlement expenses	—	(3)	(2)	(10)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(6)	8	(5)	2
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	264	(1,284)	443	(1,179)
Total GMWB and GMAB		(156)	146	(382)	50
Other derivatives:
Equity
EIA	Interest credited to fixed accounts	—	(1)	1	(1)
EIA embedded derivatives	Interest credited to fixed accounts	—	—	—	1
IUL	Interest credited to fixed accounts	1	—	1	—
IUL embedded derivatives	Interest credited to fixed accounts	1	—	1	—
Total other		2	(1)	3	—
Total derivatives		$(154)	$145	$(379)	$50

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps.  At September 30, 2012 and December 31, 2011, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $141.7 billion and $104.7 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.  The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2012(1)	$110	$9
2013	371	36
2014	345	34
2015	318	32
2016	287	25
2017-2026	1,022	84

(1)          2012 amounts represent the amounts payable and receivable for the period from October 1, 2012 to December 31, 2012.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA and IUL products have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.  The gross notional amount of EIA derivative contracts was $10

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

million and $25 million at September 30, 2012 and December 31, 2011, respectively. The gross notional amount of IUL derivative contracts was $136 million and $12 million at September 30, 2012 and December 31, 2011, respectively.

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

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the nine months ended September 30, 2012, the Company held no derivatives that were designated as cash flow hedges.

At September 30, 2012, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the nine months ended September 30, 2012 and 2011, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the nine months ended September 30, 2012 and 2011, amounts recognized in earnings on derivative transactions that were ineffective were not material.

The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income:

	2012	2011
	(in millions)
Net unrealized derivative losses at January 1	$(26)	$(30)
Reclassification of realized losses(1)	5	5
Income tax benefit	(1)	(2)
Net unrealized derivative losses at September 30	$(22)	$(27)

(1)    Loss reclassified from accumulated other comprehensive income to net investment income on the Consolidated Statements of Income.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is six years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  As of September 30, 2012 and December 31, 2011, the Company held $131 million and $635 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of September 30, 2012 and December 31, 2011, the Company had accepted additional collateral consisting of various securities with a fair value of $502 million and $186 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of September 30, 2012 and December 31, 2011, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $18 million and $61 million, respectively.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At September 30, 2012 and December 31, 2011, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $364 million and $106 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2012 and December 31, 2011 was $355 million and $98 million, respectively.  If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2012 and

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

December 31, 2011 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $9 million and $8 million, respectively.

13.       Income Taxes

The Company’s effective tax rates were 11% and 20% for the three months and nine months ended September 30, 2012, respectively.  The Company’s effective tax rates were 20% and 19% for the three months and nine months ended September 30, 2011, respectively.  The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income.  The decrease in the effective rate for the three months ended September 30, 2012 compared to the prior year period is the result of lower pretax income offset with lower tax advantaged items. The change in the effective tax rate for the nine months ended September 30, 2012 is primarily due to a $32 million correction of tax related to securities lending activities offset by the impact of lower pretax income relative to tax advantaged items. See Note 1 for additional information on the out-of-period correction.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize all of certain state net operating losses and therefore a valuation allowance of $4 million was established as of both September 30, 2012 and December 31, 2011.

The Company has tax benefits related to capital loss carryforwards of $12 million which expire beginning December 31, 2015.

As of September 30, 2012 and December 31, 2011, the Company had $52 million and $134 million, respectively, of gross unrecognized tax benefits.  The significant decrease in the amount of gross unrecognized tax benefits is a result of reaching an agreement with the Internal Revenue Service (“IRS”) on the treatment of certain items under audit.  If recognized, the effective tax rate would be affected by increases of approximately $7 million and $12 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2012 and December 31, 2011, respectively.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $52 million in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net increase of $1 million and a net decrease of $4 million in interest and penalties for the three months and nine months ended September 30, 2012, respectively.  The Company recognized a net increase of $1 million and $54 million in interest and penalties for the three months and nine months ended September 30, 2011, respectively.  As of September 30, 2012 and December 31, 2011, the Company had a payable of $29 million and $33 million, respectively, related to accrued interest and penalties.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The IRS had completed its field examination of the 1997 through 2007 tax returns in recent years.  However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain issues under appeal.  The IRS is in the process of completing the audit of the Company’s income tax returns for 2008 and 2009 and will begin auditing 2010 and 2011 in the fourth quarter of 2012.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1999 through 2009. The Company’s federal and state income tax returns remain open for years after 2009.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY.  At September 30, 2012, the estimated liability was $29 million and the related premium tax asset was $23 million. The expected period over which the assessments will be made and the related tax credits recovered is not known.  At December 31, 2011, the net liability was not considered material.

Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the insurance industry generally.

15.  Related Party Transactions

In October 2012, the Company purchased approximately $1 billion of residential mortgage loans from an affiliate, Ameriprise Bank, FSB.   The Company purchased the loans for investment purposes and as part of Ameriprise Financial’s initiative to transition Ameriprise Bank, FSB from a federal savings bank to a limited powers national trust bank.  The portfolio consists primarily of variable rate revolving loans, and includes both first and second liens.  The loans were purchased by the Company at fair value.

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

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and deferred sales inducement costs (“DSIC”) amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(36)

Decrease in future near-term equity fund growth returns by 100 basis points	$(29)
Decrease in future long-term equity fund growth returns by 100 basis points	(22)
Decrease in future near and long-term equity returns by 100 basis points	$(51)

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The following table presents the Company’s consolidated results of operations (unaudited):

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions, except percentages)
Revenues
Premiums	$333	$376	$(43)	(11)%
Net investment income	1,118	1,215	(97)	(8)
Policy and contract charges	1,172	1,146	26	2
Other revenue	242	228	14	6
Net realized investment gains (losses)	1	(2)	3	NM
Total revenues	2,866	2,963	(97)	(3)
Benefits and expenses
Benefits, claims, losses and settlement expenses	970	585	385	66
Interest credited to fixed accounts	621	634	(13)	(2)
Amortization of deferred acquisition costs	152	320	(168)	(53)
Other insurance and operating expenses	576	583	(7)	(1)
Total benefits and expenses	2,319	2,122	197	9
Pretax income	547	841	(294)	(35)
Income tax provision	112	160	(48)	(30)
Net income	$435	$681	$(246)	(36)%

NM  Not Meaningful

Overview

In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions, relative to current experience and management expectations.  To the extent that expectations change as a result of this review, management updates valuation assumptions and the impact is reflected as part of its annual review of life insurance and annuity valuation assumptions and models (“unlocking”).

Net income decreased $246 million or 36% compared to the prior year period.  Pretax income decreased $294 million or 35% compared to the prior year period primarily reflecting an unfavorable impact from unlocking and model changes, the market impact on variable annuity guaranteed living benefits (net of hedges and the related DAC and DSIC amortization), $34 million of additional investment income recognition in the prior year period, net of DAC and DSIC amortization, partially offset by a favorable market impact on DAC and DSIC. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DAC and DSIC amortization) was a decrease to pretax income of $220 million for the nine months ended September 30, 2012, which included a $10 million negative impact associated with unlocking. This compares to an increase of $49 million for the prior year period, which included a $4 million negative impact associated with unlocking. The market impact on DAC and DSIC amortization was a benefit of $29 million for the nine months ended September 30, 2012 compared to an expense of $28 million for the prior year period.

The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and model changes for the nine months ended September 30:

Pretax Increase (Decrease)	2012	2011
	(in millions)
Policy and contract charges	$(41)	$(20)

Benefits, claims, losses and settlement expenses	22	(40)
Interest credited to fixed accounts	2	—
Amortization of DAC	14	38
Total benefits and expenses	38	(2)
Total(1)	$(79)	$(18)

(1)   Includes $10 million and $4 million of expense related to the market impact on variable annuity guaranteed living benefits for the nine months ended September 30, 2012 and 2011, respectively.

Revenues

Total revenues decreased $97 million or 3% compared to the prior year period.

Premiums decreased $43 million or 11% compared to the prior year period.  The decrease was primarily due to lower sales of immediate annuities with life contingencies. The lower premiums are largely offset by the related favorable change in reserves described below.

Net investment income decreased $97 million or 8% compared to the prior year period.  The decrease is due to a decrease in net investment income on fixed maturities primarily driven by lower interest rates. In addition, net investment income for the third quarter of 2011 included $37 million of additional bond discount accretion investment income related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Other revenue increased $14 million or 6% compared to the prior year period reflecting higher marketing support due to higher average separate account balances.

Net realized investment gains for the nine months ended September 30, 2012 were $1 million compared to net realized investment losses of $2 million in the prior year period.  In the nine months ended September 30, 2012, net realized gains from sales on Available-for-Sale securities due to sales, calls and tenders were $12 million offset by other-than-temporary impairments recognized in earnings of $12 million which primarily related to credit losses on non-agency residential mortgage backed securities. In the nine months ended September 30, 2011, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $15 million offset by other-than-temporary impairments recognized in earnings of $18 million which related to credit losses on non-agency residential mortgage backed securities.  In the nine months ended September 30, 2012, the allowance for loan losses on below investment grade syndicated loans decreased $1 million. In the nine months ended September 30, 2011, the reserves on commercial mortgage loans decreased by $2 million.

Benefits and Expenses

Total benefits and expenses increased $197 million or 9% compared to the prior year period.

Benefits, claims, losses and settlement expenses increased $385 million, or 66%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) and the impact of unlocking and model changes. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2012 included a $22 million expense from unlocking and model changes, primarily reflecting lower bond fund returns related to liabilities for the life contingent benefits associated with guaranteed minimum withdrawal benefits (“GMWB”). Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2011 included a $40 million benefit from unlocking and model changes, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. Benefits, claims, losses and settlement expenses for the nine months ended September 30, 2012 included an expense of $277 million for the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), including $12 million of expense associated with unlocking. This compares to a benefit of $85 million for the prior year period, including $4 million of expense associated with unlocking. The market impact on variable annuity guaranteed living benefits in both periods was primarily driven by the impact of nonperformance credit spread on the valuation of living benefit liabilities, which the Company does not hedge.  These increases were partially offset by a decrease in benefits expense primarily due to a $9 million benefit from a life insurance reserve release in the second quarter of 2012 as well as a favorable change in reserves for immediate annuities with life contingencies, driven by lower premiums.  The market impact to DSIC was a benefit of $6 million for the nine months ended September 30, 2012 compared to an expense of $6 million for the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Amortization of DAC decreased $168 million, or 53%, compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) and the impact of unlocking and model changes, as well as the market impact on amortization of DAC. Amortization of DAC for the nine months ended September 30, 2012 included a $14 million expense from unlocking and model changes, primarily reflecting a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees (“spread compression”), and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency and lowered mortality assumption. Amortization of DAC for the nine months ended September 30, 2011 included a $38 million expense from unlocking and model changes primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $57 million for the nine months ended September 30, 2012, including a $2 million benefit associated with unlocking, compared to an expense of $36 million for the prior year period. The market impact on DAC was a benefit of $23 million for the nine months ended September 30, 2012 compared to an expense of $22 million for the prior year period as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Income Taxes

The Company’s effective tax rate was 20% for the nine months ended September 30, 2012, compared to 19% for the nine months ended September 30, 2011. The effective tax rate for both periods is lower than the statutory rates as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income.  The change in the effective tax rate for the nine months ended September 30, 2012 is primarily a result of a correction of tax related to securities lending activities offset by the impact of lower pretax income relative to tax preferred items. See Note 1 to the Consolidated Financial Statements for additional information.

It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on the income tax expense and the deferred tax balances of the company.

Market Risk

The Company’s primary market risk exposures are interest rate, equity price and credit risk.  Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its annuities and universal life (“UL”) insurance products, the value of DAC and DSIC assets associated with variable annuity and variable UL products, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.

The guaranteed benefits associated with the Company’s variable annuities are GMWB, guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

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

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of September 30, 2012.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(67)	$—	$(67)
DAC and DSIC amortization(1) (2)	(89)	—	(89)
Variable annuity riders:
GMDB and GMIB(2)	(61)	—	(61)
GMWB	(107)	88	(19)
GMAB	(50)	41	(9)
DAC and DSIC amortization(3)	N/A	N/A	10
Total variable annuity riders	(218)	129	(79)
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	2	(2)	—
Total	$(371)	$126	$(235)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(21)	$—	$(21)
Variable annuity riders:
GMWB	638	(628)	10
GMAB	43	(39)	4
DAC and DSIC amortization(3)	N/A	N/A	(5)
Total variable annuity riders	681	(667)	9
Fixed annuities, fixed portion of variable annuities and fixed insurance products	98	—	98
Indexed universal life insurance	6	—	6
Total	$764	$(667)	$92

N/A	Not Applicable.
(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.
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

The above results compare to an estimated negative net impact to pretax income of $208 million related to a 10% equity price decline and an estimated $24 million related to a 100 basis point increase in interest rates as of December 31, 2011. The change in the interest rate exposure was primarily related to fixed annuities and the fixed portion of variable annuities, which increased approximately $75 million driven by model updates to better reflect recent prepayment experience on mortgage securities and enhance the expected asset portfolio turn-over assumed in modeling under various interest rate scenarios. The underlying interest rate sensitivity of the fixed annuity and fixed portion of variable annuities has not changed due to market movement.

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

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2012.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $201 million, net of DAC and DSIC amortization and income taxes, based on September 30, 2012 credit spreads.

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

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At September 30, 2012 and December 31, 2011, the Company had no borrowings from the FHLB.  The Company enters into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at September 30, 2012 and December 31, 2011 was $500 million and $504 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.

The outstanding balance under the lines of credit with Ameriprise Financial was $150 million and $300 million at September 30, 2012 and December 31, 2011, respectively. The outstanding balance at September 30, 2012 was paid in full in October 2012.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash dividends paid to Ameriprise Financial	$740	$750
Cash dividends received from RiverSource Life of NY	30	79
Cash dividends received from RTA	—	53
Cash dividends received from RiverSource REO 1, LLC	—	3

During the nine months ended September 30, 2012, RiverSource Life Insurance Company made a cash contribution to RTA of $53 million for ongoing funding commitments related to affordable housing partnership investments.

In October 2012, RiverSource Life Insurance Company received a cash dividend of $20 million from RiverSource Life of NY.

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	September 30, 2012	December 31, 2011	December 31, 2011
	(in millions)
RiverSource Life Insurance Company	$3,187	$3,058	$619
RiverSource Life Insurance Co. of New York	275	254	41

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

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2011 10-K and Part II, Item 1A in this Form 10-Q.

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2012.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: November 5, 2012	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date: November 5, 2012	By	/s/ Brian J. McGrane
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

101*

The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Shareholder’s Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

*              Filed electronically herewith.

E-1