Form 10-K
period 2012-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2013-02-26
CIK 727892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2013
Common Stock (par value $30 per share)	100,000 shares

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

Annuities: Product Features and Risks

RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFSI. In 2012, cash sales for annuities sold through AFSI were $5.4 billion, of which $5.1 billion were for variable annuity sales and $300 million were for fixed annuity sales.

In the fourth quarter of 2010, RiverSource Life discontinued the sale of variable annuities through third-party banks and broker-dealers in order to focus on the distribution of its variable product offerings and sales through AFSI.  In 2012, RiverSource Life had total cash sales for fixed annuities through third-party banks and broker-dealers of $147 million.

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

Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice.  These underlying investment options may include affiliated RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds (collectively, “VST Funds”) as well as funds of other companies.  Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2012.

Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions. Approximately 98% of RiverSource Life’s overall variable annuity assets include either an optional or a standard GMDB provision and approximately 53% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB provision.  In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.

In 2012, RiverSource Life introduced the SecureSource 3® living benefit rider, an optional GMWB rider that can be added to new purchases of variable annuities for a fee.  The SecureSource 3 benefit ensures a specified withdrawal amount annually for life. Clients who purchase this benefit are invested in a fund (the Columbia VP Managed Volatility Fund) designed to mitigate exposure to market volatility.  This rider provides clients with the security of guaranteed lifetime income, an opportunity for a less volatile investment experience and an opportunity for guaranteed income growth.  Clients purchasing a new variable annuity with the optional GMAB living benefit rider are also invested in the Columbia VP Managed Volatility Fund.

RiverSource Life’s Portfolio Navigator asset allocation program is available for new sales under its variable annuities, but as of April 30, 2012, is no longer available for sale with a living benefit rider. The Portfolio Navigator program allows clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. The Portfolio Navigator program is designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals. Portfolio Navigator was designed to help a contract purchaser tailor the performance of annuity contracts and life insurance policies to their specific needs and to keep investment allocations on track over time. Columbia Management Investment Advisers, LLC (“CMIA”), RiverSource Life’s investment manager, serves as investment adviser for the funds of funds and all of the underlying funds in which the funds of funds invest.

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

The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefits RiverSource Life offers (see “General and Separate Account Assets — General Account” below).  As a result, RiverSource

Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support.  RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline.  For a discussion of liabilities and reserves related to RiverSource Life’s annuity products, see Part II, Item 7A of this Annual Report on Form 10-K — “Quantitative and Qualitative Disclosures About Market Risk” as well as Note 2, Note 9 and Note 10 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.0% to 5.0% as of December 31, 2012.  New contracts issued provide guaranteed minimum interest rates in compliance with state laws.

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

RiverSource Life’s sales of individual life insurance in 2012, as measured by scheduled annual premiums, lump sum and excess premiums, consisted of 11% variable universal life, 85% fixed universal life and 4% traditional life.  RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is utilized by RiverSource Life to mitigate this risk.

Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice.  Investment options may include affiliated VST Funds as well as funds of other companies.  Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% as of December 31, 2012.  RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges. RiverSource Life’s Portfolio Navigator asset allocation program, as described in “Annuities: Product Features and Risks — Variable Annuities” is also available under its variable universal life insurance products.

Fixed Universal Life Insurance and Traditional Whole Life Insurance
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.

RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate.  The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates.  Fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2.0% to 5.0% as of December 31, 2012. Approximately 9% of the face amount of RiverSource Life’s in force life insurance is fixed universal life, which includes indexed universal life (“IUL”), as described below.  Certain fixed universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.  Approximately 38% of in force fixed universal life contains a secondary guarantee that generates an additional liability.

In 2011, RiverSource Life began offering IUL insurance. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest.  Also, like universal life insurance, there is a minimum guaranteed credited rate of interest.  Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the S&P 500 Index (subject to a cap). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.

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

Long Term Care Insurance
As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance.  Although new product sales were discontinued, RiverSource Life generally ceded 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retained the remaining risk.  For policies issued by RiverSource Life of NY, this coinsurance only applies to policies issued in 1996 or later.

In 2004, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of nursing home-only indemnity LTC insurance policies.  Implementation of these rate increases began in early 2005 and continues.  Approvals have been received for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 82.7% of premium on all such policies where an increase was requested.

In 2007, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of comprehensive reimbursement LTC insurance policies.  Implementation of these rate increases began in late 2007 and continues. Approvals have been received for some or all requested increases in 48 states, with an average approved cumulative rate increase of 28.1% of premium on all such policies where an increase was requested.

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

The interest rates credited to contractholders’ fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates.  Part of RiverSource Life’s strategy includes the use of derivatives, such as interest rate swaptions, for risk management purposes.  These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to contractholders’ fixed accounts.  Conversely, in a low interest rate environment, margins may be negatively impacted as the interest rates available on RiverSource Life’s invested assets approach guaranteed minimum interest rates on the insurance policies or annuity contracts in force.  This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment.

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

•                  distribution capabilities and compensation; and

•                  the quality of customer service.

Regulation

The Minnesota Department of Commerce regulates RiverSource Life Insurance Company, and the New York State Department of Financial Services regulates RiverSource Life of NY.

In addition to being regulated by the Minnesota Department of Commerce, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business.  The primary purpose of such regulation and supervision is to protect the interests of contractholders and policyholders.  In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends and investment activities) are often subject to pre-notification and continuing evaluation by the regulators.

Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insolvency. See Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.

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

Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny.  Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices (including sales to older consumers), claims handling, and unclaimed property and escheatment practices and procedures. In addition, federal securities regulators have recently increased their focus on the adequacy of disclosure regarding complex investment products, including variable life insurance and variable annuities, and have announced that they will carefully review actions by life insurers to improve profitability and reduce risks under in force insurance and annuity products with guaranteed benefits.  In reviewing such actions, regulators are examining, among other factors, potential conflicts between an insurer’s financial interests and the interests of contract owners in investment performance, as well as perceived inconsistencies between the insurer’s action and the expectations of investors at the time the products were sold.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted into law.  The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. The scope and impact of the research and reports provided by the FIO and the work of the Basel, Switzerland-based International Association of Insurance Supervisors (“IAIS”), and the extent to which such work may ultimately lead to a more prominent role of the federal government in the regulation of the insurance industry, is uncertain.

In October 2012, RiverSource Life purchased a block of residential mortgage loans from an affiliate, Ameriprise Bank, FSB.  As an owner and servicer of residential mortgages, RiverSource Life must comply with applicable federal and state lending laws and is subject to the jurisdiction of the federal Consumer Finance Protection Bureau and certain state regulators relative to these mortgage loans.

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

At December 31, 2012, RiverSource Life Insurance Company’s company action level RBC was $620 million, and the corresponding total adjusted capital was $3.3 billion, which represents 525% of company action level RBC.

At December 31, 2012, RiverSource Life of NY’s company action level RBC was $44 million, and the corresponding total adjusted capital was $256 million, which represents 577% of company action level RBC.

As described above, RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level.

Financial Strength Ratings

RiverSource Life Insurance Company and RiverSource Life of NY receive ratings from independent rating organizations.  Ratings are important to maintain public confidence in RiverSource Life.  Lowering of RiverSource Life’s ratings could have a material adverse effect on its ability to market its products and could lead to increased surrenders of its products.  Rating organizations continually evaluate the financial soundness and claims-paying ability of insurance companies, and base their ratings on a number of different factors, including market position in core products and market segments, risk-adjusted capitalization and the quality of investment portfolios.

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

Generally, RiverSource Life currently reinsures 90% of the death benefit liability related to almost all individual fixed and variable universal life and term life insurance products.  As a result, RiverSource Life typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations.  RiverSource Life began reinsuring risks at this level in 2001 (RiverSource Life of NY began in 2002) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by RiverSource Life is $1.5 million on a single life and $1.5 million on any flexible premium survivorship life policy.  Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing LTC policies, RiverSource Life ceded 50% of the risk on a coinsurance basis to Genworth and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2012, RiverSource Life’s credit exposure to Genworth under this reinsurance arrangement was approximately $1.6 billion. Genworth also serves as claims administrator for RiverSource Life’s LTC policies.

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

RiverSource Life also has life insurance and fixed annuity risk previously assumed under reinsurance arrangements with unaffiliated insurance companies.  As of December 31, 2012, the amount related to assumed reinsurance arrangements was $615 million.

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

Risks Relating to RiverSource Life’s Business and Operations

RiverSource Life’s financial condition and results of operations may be adversely affected by market fluctuations and by economic, political and other factors.

RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors.  Many such factors of a global or localized nature include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; U.S. and foreign government fiscal and tax policies; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies.  In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s businesses.  Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.

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

Significant downturns and volatility in equity markets may have, and have in the past had, an adverse effect on RiverSource Life’s financial condition and results of operations. Market downturns and volatility may cause, and have caused, potential new purchasers of RiverSource Life’s products to limit purchases of or to refrain from purchasing RiverSource Life’s variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns may also cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products. Downturns and volatility may also have an adverse effect on the performance of RiverSource Life’s investment portfolio.  In addition, market downturns and volatility in equity markets may cause and have caused RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which increases its expenses and reduces its net income.

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

Changes in interest rates and prolonged periods of low interest rates may adversely affect RiverSource Life’s financial condition and results of operations.

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

During periods of increasing market interest rates, RiverSource Life offers higher crediting rates on interest-sensitive products, such as fixed universal life insurance and fixed annuities and RiverSource Life increases crediting rates on in force products to keep these products competitive. Because returns on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower “spread,” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business.  Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life’s investment assets.  These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life’s financial condition and results of operations.  An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of DAC, which would increase its expenses and reduce its net income.

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

RiverSource Life’s liquidity needs are satisfied primarily through its reserves and the cash generated by its operations. RiverSource Life believes the level of cash and securities it maintains, when combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term benefit and claims payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may access financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing would depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, as well as the possibility that customers or potential third-party lenders could develop a negative perception of RiverSource Life’s long- or short-term financial prospects if it incurs large investment losses or if the level of its business activity decreases due to a market downturn. Similarly, RiverSource Life’s access to funds may be rendered more costly or impaired if regulatory authorities or rating organizations take actions against it.  Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with applicable regulations and may be subject to the prior approval of state insurance regulators.

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

In view of the difficulties experienced in recent years by certain companies in the insurance industry, the ratings organizations have heightened the level of scrutiny that they apply and have requested additional information from the companies that they rate. They may increase the frequency and scope of their reviews or adjust upward the capital and other requirements employed in the ratings organizations’ models for maintenance of ratings levels.  Ratings organizations may also become subject to tighter laws, regulations or scrutiny governing ratings, which may in turn impact ratings assigned to insurance companies.

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

RiverSource Life operates in an intensely competitive industry. RiverSource Life competes based on a number of factors including name recognition, service, investment performance, product offerings and features, price, perceived financial strength, and claims-paying ability ratings. RiverSource Life’s competitors include insurers, asset managers and other financial institutions. RiverSource Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or have higher claims-paying ability ratings than RiverSource Life does.  Some of RiverSource Life’s competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for RiverSource Life to introduce new products and services.  Some of RiverSource Life’s competitors’ proprietary products or technology could be similar to its own, and this could result in disputes that could impact RiverSource Life’s financial condition or results of operations.  In addition, over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms.  This convergence could result in RiverSource Life’s competitors gaining greater resources and RiverSource Life may experience pressures on its pricing and market share as a result of these factors and as some of RiverSource Life’s competitors seek to increase market share by reducing prices.

Historically, Ameriprise Financial’s advisor network provided annuity and insurance products issued almost exclusively (in the case of annuities) or predominantly (in the case of insurance products) by RiverSource Life. In 2010, Ameriprise Financial began to expand the offerings available to its advisors to include variable annuities issued by a limited number of unaffiliated insurance companies.  As a result of this and further openings of Ameriprise Financial’s advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.

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

The impairment or negative performance of other financial institutions could adversely affect RiverSource Life.

RiverSource Life has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers and other investment funds and other institutions. The operations of U.S. and global financial services institutions are interconnected and a decline in the financial condition of one or more financial services institutions may expose RiverSource Life to credit losses or defaults, limit access to liquidity or otherwise disrupt the operations of RiverSource Life’s business. While RiverSource Life regularly assesses its exposure to different industries and counterparties, the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known.

Many transactions with and investments in the products and securities of other financial institutions expose RiverSource Life to credit risk in the event of default of its counterparty. With respect to secured transactions, RiverSource Life’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. RiverSource Life also has exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, (including with respect to derivatives hedging its exposure on variable annuity contracts with guaranteed benefits), reinsurance, repurchase and underwriting arrangements and equity investments.  There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact RiverSource Life’s business and results of operations.

Downgrades in the credit or financial strength ratings assigned to the counterparties with whom RiverSource Life transacts business or other adverse reputational impacts to such counterparties could create the perception that its financial condition will be adversely impacted as a result of potential future defaults by such counterparties.  Additionally, RiverSource Life could be adversely affected by a general, negative perception of financial institutions caused by the downgrade or other adverse impact to the reputation of other financial institutions.

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

RiverSource Life is dependent on the financial advisors of AFSI for a significant portion of the sales of its annuity and insurance products. A significant number of the financial advisors operate as independent contractors under a franchise agreement with AFSI. There can be no assurance that AFSI will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. If AFSI is unable to attract and retain quality financial advisors, fewer advisors would be available to sell RiverSource Life’s annuity and insurance products and RiverSource Life’s financial condition and results of operations could be materially adversely affected.

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

Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2012, 6% of RiverSource Life’s invested assets had ratings below investment-grade.  Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, that default on their debt obligations.  Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.

RiverSource Life’s valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely impact its financial condition or results of operations.

Fixed maturity, equity and short-term investments which are reported at fair value on the Consolidated Balance Sheets, represent the majority of RiverSource Life’s total cash and invested assets. The determination of fair values by management in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities RiverSource Life deems to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, interest rates, credit spreads and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value that considers a wide range of factors about the security issuer or borrower, and management uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security or loan and in assessing the prospects for recovery. Inherent in management’s evaluation of the security or loan are assumptions and estimates about the operations of the issuer and its future earnings potential.

Some of RiverSource Life’s investments are relatively illiquid.

RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans, limited partnership interests, and collateralized debt obligations, among others, all of which are relatively illiquid. These asset classes represented 20% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2012.  If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.

The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds.

RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations.  Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.  For more information regarding assessments from guaranty fund associations, see Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

DAC represent the portion of costs which are incremental and direct to the acquisition of new or renewal business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and DI insurance. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business.  For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.

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

Misconduct by RiverSource Life’s employees and agents and its affiliates’ employees, financial advisors and agents is difficult to detect and deter and could harm RiverSource Life’s business, results of operations or financial condition.

Misconduct by RiverSource Life’s employees and agents and its affiliates’ employees, financial advisors and agents could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of RiverSource Life’s businesses and could include:

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

RiverSource Life cannot always deter misconduct by employees and agents and its affiliates’ employees, financial advisors and agents and the precautions RiverSource Life takes to prevent and detect this activity may not be effective in all cases.  RiverSource Life cannot also assure that misconduct by employees and agents and its affiliates’ employees, financial advisors and agents will not lead to a material adverse effect on its business, financial condition or results of operations.

Damage to the reputation of RiverSource Life or its affiliates could adversely affect the business of RiverSource Life.

The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects of RiverSource Life and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, unethical behavior and the misconduct of employees, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage RiverSource Life’s reputation among existing and potential clients, employees and distributors. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.

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

The business of RiverSource Life and its affiliates is reliant upon technology systems and networks, including systems and networks managed by third parties, to process, transmit and store information and to conduct business activities and transactions with clients, distributors, vendors and other third parties.  RiverSource Life is also subject to certain federal and state regulations that require it to establish and maintain policies and procedures designed to protect sensitive client information.  Maintaining the integrity of the systems and networks of RiverSource Life and its affiliates is critical to the success of RiverSource Life’s business operations, including the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life has not experienced any material breaches of or interference with its systems and networks, however, RiverSource Life routinely encounters and addresses such threats, including an increasing frequency of phishing scams, introductions of malware and unauthorized payment requests. Any such breaches or interference by third parties or by RiverSource Life’s employees that may in the future occur could have a material adverse impact on RiverSource Life’s business, financial condition or results of operations.

RiverSource Life and its affiliates have implemented and maintain security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance.  RiverSource Life and its affiliates also require third party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with or process information pertaining to RiverSource Life’s business or its clients to meet certain information security standards. Changes in RiverSource Life’s technology platforms, such as an evolution to accommodate mobile computing, may also require corresponding changes in its systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the security measures it currently maintains.

Despite the measures RiverSource Life has taken and may in the future take to address and mitigate these risks, RiverSource Life cannot assure that the systems and networks of RiverSource Life and its affiliates will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to its business.  In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, financial condition, or results of operations. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption and maintenance of appropriate security measures. RiverSource Life could also suffer harm to its business and reputation if attempted security breaches are publicized. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with its products and services.

Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.

Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, causing harm to its business and reputation and resulting in loss of customers or revenue.  Interruptions could be caused by operational failures arising from employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology.  RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers.  These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor software or systems and other events beyond its control.

RiverSource Life relies on third party service providers and vendors for certain communications, technology and business functions and faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes. For example, in 2012, RiverSource Life’s results were unfavorably impacted by a tax item that resulted from its discovery that it had received incomplete data from a third party service provider for securities lending activities. This lack of complete data caused RiverSource Life to miscalculate its dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods.

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

Moreover, RiverSource Life is subject to the risks of errors and misconduct by its employees and AFSI’s advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information.  These risks are difficult to detect in advance and deter, and could harm RiverSource Life’s business, financial condition or results of operations.  RiverSource Life is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in its businesses.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life’s risk exposure in all market environments or against all types of risk.  Insurance and other traditional risk-shifting tools may be held by or available to RiverSource Life in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

The occurrence of natural or man-made disasters and catastrophes could adversely affect the financial condition and results of operations of RiverSource Life.

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect the financial condition or results of operations of RiverSource Life. Such disasters and catastrophes may damage its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations, and by impacting claims, as described below.  Such disasters and catastrophes may also impact RiverSource Life indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.

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

Legal, Regulatory and Tax Risks

Legal and regulatory actions are inherent in RiverSource Life’s business and could result in financial losses or harm its business.

RiverSource Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations.  Actions brought against RiverSource Life may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, RiverSource Life may incur significant expenses in connection with its defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review RiverSource Life’s products and business practices and those of its employees and agents and its affiliates’ employees and agents and to bring regulatory or other legal actions against RiverSource Life if, in their view, RiverSource Life’s practices, or those of its employees and agents and its affiliates’ employees and agents, are improper.  Pending legal and regulatory actions include proceedings relating to aspects of RiverSource Life’s business and operations that are specific to it and proceedings that are typical of the industries in which it operates.  In or as a result of turbulent times such as those RiverSource Life experienced in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase.

RiverSource Life’s business is regulated heavily, and changes to the laws and regulations may have an adverse effect on RiverSource Life’s operations, reputation and financial condition.

RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight.  For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of this Annual Report on Form 10-K — “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Any enforcement actions, investigations or other proceedings brought against RiverSource Life or its subsidiaries, directors, employees and affiliated employees and agents by its regulators may result in fines, injunctions or other disciplinary actions that could harm RiverSource Life’s reputation or impact its results of operations. Further, any changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its operations and financial condition. Such changes may impact the operations and profitability of RiverSource Life, including with respect to the scope of products and services provided and the incurrence of additional costs of doing business. The economic crisis of recent years has resulted in numerous changes to regulation and oversight of the insurance industry, the full impact of which has yet to be realized. Any incremental requirements, costs and risks imposed on RiverSource Life in connection with such current or future legislative or regulatory changes, may constrain its ability to market its products to potential customers, and could negatively impact its profitability and make it more difficult for RiverSource Life to pursue its growth strategy.

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

RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles.  State regulators continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices.  In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products.  The valuation manual becomes the effective reserve valuation method when adopted by 42 jurisdictions although no states have adopted the valuation manual to date. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements.  Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator, may have on RiverSource Life or its competitors.

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

RiverSource Life prepares its financial statements in accordance with U.S. generally accepted accounting principles.  From time to time, the Financial Accounting Standards Board, the SEC, and other regulators change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In some cases, RiverSource Life could be required to apply a new or revised standard retrospectively, resulting in the restating of prior period financial statements. These changes are difficult to predict and it is possible that such changes could have a material effect on RiverSource Life’s financial condition and results of operations.

Changes in U.S. federal income or estate tax law could make some of RiverSource Life’s products less attractive to clients.

Many of the products RiverSource Life issues or on which its business is based (including both insurance products and non-insurance products) receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain RiverSource Life’s products and thus make such products less attractive to clients.

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

ITEM 3.                LEGAL PROCEEDINGS

Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny.  Numerous state and federal regulatory agencies have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), claims handling, and unclaimed property and escheatment practices and procedures.  With regard to an industry-wide investigation of unclaimed property and escheatment practices and procedures, RiverSource Life is responding to regulatory audits, market conduct examinations and other inquires (including inquiries from the States of Minnesota and New York and a multistate insurance department examination).  RiverSource Life has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements,” “Item 1A - Risk Factors” and the Consolidated Financial Statements and Notes.  Management’s narrative analysis is presented pursuant to General Instructions I(2) (a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Prior year amounts have been recast for the retrospective adoption of new accounting rules on deferred acquisition costs (“DAC”). In addition, certain reclassifications of prior year amounts have been made to conform to the current presentation.

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

Valuation of Investments

The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. The fair value of the Company’s Available-for-Sale securities at December 31, 2012 was primarily obtained from third-party pricing sources.  The Company records unrealized securities gains (losses) in accumulated other comprehensive income, net of impacts to DAC, deferred sales inducement costs (“DSIC”), certain benefit reserves and income taxes.  The Company recognizes gains and losses in results of operations upon disposition of the securities.

When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

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

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management.  Securities for which declines are considered temporary continue to be carefully monitored by management.

Deferred Acquisition Costs and Deferred Sales Inducement Costs

The Company adopted new accounting rules for DAC on January 1, 2012 on a retrospective basis.  See below for the updated accounting policies on the deferral of acquisition costs.

The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses.  The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred.    Significant costs capitalized by the Company include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales.  Sales based compensation paid to Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial, advisors and employees and third-party distributers is capitalized.  Employee compensation and benefits costs which are capitalized under the new accounting standard relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred.

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

For traditional life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore, are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in the Consolidated Statements of Income.

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

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees.  The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near- and long-term fixed income returns by 100 basis points	$(34)

Decrease in future near-term equity fund growth returns by 100 basis points	$(26)
Decrease in future long-term equity fund growth returns by 100 basis points	(22)
Decrease in future near- and long-term equity returns by 100 basis points	$(48)

(1)         An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.

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

The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions.  When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB provision may exceed the contract accumulation value.  The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up benefits.  In addition, the Company offers contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.

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

If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB provision guarantees a minimum lifetime annuity payout based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates.  The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated meaningful life based on expected assessments.

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

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 3.17% to 9.38% at December 31, 2012, depending on year of issue, with an average rate of approximately 5.02%.

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

A portion of the Company’s fixed and variable universal life policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

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

Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits.  Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience.  Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2012, with an average rate of 4.5%.  Interest rates used with LTC claims ranged from 4.0% to 6.0% at December 31, 2012, with an average rate of 4.0%.

Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 3.25% to 10.0% at December 31, 2012, depending on policy form, issue year and policy duration. Anticipated interest rates for DI policies ranged from 3.25% to 7.5% at December 31, 2012, depending on policy form, issue year and policy duration.  Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2012.

Changes in future policy benefits and policy claims and other policyholders’ funds are reflected in earnings in the period adjustments are made.

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

The Company’s accounting policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement.  For derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges, changes in fair value are recognized in current period earnings.

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

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income and reclassified into earnings when the hedged item or transaction impacts earnings.  The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact.  Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income.  If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income is reclassified to earnings over the period that the hedged item impacts earnings.  For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately.

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

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Management may need to identify and implement appropriate planning strategies to ensure the Company’s ability to realize its deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.  In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state net operating losses, and therefore a valuation allowance of $5 million has been established at December 31, 2012.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

The Company adopted new accounting rules for DAC on January 1, 2012 on a retrospective basis.  See Note 1 to the Consolidated Financial Statements for the impact of the adoption on prior period consolidated financial condition and results of operations.

Consolidated Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,
	2012	2011	Change
	(in millions)
Revenues
Premiums	$442	$493	$(51)	(10)%
Net investment income	1,480	1,593	(113)	(7)
Policy and contract charges	1,593	1,540	53	3
Other revenues	329	303	26	9
Net realized investment gains (losses)	(3)	5	(8)	NM

Total revenues	3,841	3,934	(93)	(2)

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,216	950	266	28
Interest credited to fixed accounts	831	856	(25)	(3)
Amortization of deferred acquisition costs	225	336	(111)	(33)
Other insurance and operating expenses	755	781	(26)	(3)

Total benefits and expenses	3,027	2,923	104	4

Pretax income	814	1,011	(197)	(19)
Income tax provision	164	190	(26)	(14)

Net income	$650	$821	$(171)	(21)%

NM  Not Meaningful.

Overview

In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions, relative to current experience and management expectations.  To the extent that expectations change as a result of this review, management updates valuation assumptions and the impact is reflected as part of its annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”).  The unlocking impact in the third quarter of 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term. Specifically, the starting 10-year Treasury rate assumption used in modeling was reduced by 150 basis points and it was assumed rates would stay flat until mid-2013, then increasing to their ultimate rate by mid-2016.  Management did not change its ultimate long-term assumption.

Net income decreased $171 million or 21% compared to the prior year.  Pretax income decreased $197 million or 19% compared to the prior year primarily reflecting the market impact on variable annuity guaranteed living benefits (net of hedges and the related DAC and DSIC amortization), and the negative impact of the continued low interest rate environment, partially offset by the impact of market appreciation.  The prior year results included $34 million of additional investment income recognition (net of DAC and DSIC amortization). The market impact on variable annuity guaranteed living benefits (net of hedges and the related DAC and DSIC amortization) was a decrease to pretax income of $265 million for the year ended December 31, 2012, which included a $14 million negative impact associated with unlocking and model changes. This compares to a decrease of $62 million for the prior year, which included a $4 million negative impact associated with unlocking and model changes. The market impact on DAC and DSIC amortization was a benefit of $31 million for the year ended December 31, 2012 compared to an expense of $11 million for the prior year.

The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and model changes for the years ended December 31:

Pretax Increase (Decrease)	2012	2011
	(in millions)
Policy and contract charges	$(41)	$(20)

Benefits, claims, losses and settlement expenses	(28)	(40)
Interest credited to fixed accounts	2	—
Amortization of DAC	23	38
Total benefit and expenses	(3)	(2)
Total(1)	$(38)	$(18)

(1)         Includes $14 million and $4 million of expense related to the market impact on variable annuity guaranteed living benefits for the years ended December 31, 2012 and 2011, respectively.

The impact of unlocking and model changes for 2012 included a $41 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

Revenues

Total revenues decreased $93 million or 2% compared to the prior year.

Premiums decreased $51 million or 10% compared to the prior year.  The decrease was primarily due to lower sales of immediate annuities with life contingencies. The lower premiums are largely offset by the related favorable change in reserves described below.

Net investment income decreased $113 million or 7% compared to the prior year reflecting a $135 million decrease in investment income on fixed maturities. The decrease in investment income on fixed maturity securities was primarily due to continued low interest rates and $37 million of additional bond discount accretion investment income in 2011 related to prior periods resulting from revisions to the accounting classification of certain structured securities.

Other revenues increased $26 million or 9% compared to the prior year reflecting higher marketing support due to higher average separate account balances.

Net realized investment losses for the year ended December 31, 2012 were $3 million compared to net realized investment gains of $5 million for the prior year.  For the year ended December 31, 2012, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $15 million offset by other-than-temporary impairments recognized in earnings of $17 million which related to credit losses on non-agency residential mortgage backed securities. For the year ended December 31, 2011, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $28 million partially offset by other-than-temporary impairments recognized in earnings of $24 million which primarily related to credit losses on non-agency residential mortgage backed securities.  For the year ended December 31, 2011, the reserves on commercial mortgage loans decreased by $3 million partially offset by a realized loss of $1 million on commercial mortgage loans.

Benefits and Expenses

Total benefits and expenses increased $104 million or 4% compared to the prior year.

Benefits, claims, losses and settlement expenses increased $266 million, or 28%, compared to the prior year primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), which was an expense of $334 million in 2012, including $18 million of expense associated with unlocking and model changes, compared to an expense of $67 million in 2011, including $4 million of expense associated with unlocking and model changes. In 2012, the fair value of the variable annuity guaranteed living benefits liability decreased nearly $1 billion and the nonperformance credit spread was reduced. During this period, hedging management produced a loss and there was an increase in expense due to the reduction in credit spread. In 2011, the fair value of the variable annuity guaranteed living benefits liability increased over $1 billion and the nonperformance credit spread increased. Hedging management decisions and results in 2011 drove a gross expense that was materially offset by nonperformance credit spread movement for that fiscal year. Benefits, claims, losses and settlement expenses for 2012 included a $28 million benefit from unlocking and model changes primarily reflecting a $50 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to liabilities for the life contingent benefits associated with GMWB. Benefits, claims, losses and settlement expenses for 2011 included a $40 million benefit from unlocking and model changes, primarily reflecting a positive impact from enhancements made to the valuation of variable annuities with living benefits. The market impact on DSIC was a benefit of $7 million in 2012 compared to an expense of $2 million in 2011 as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Amortization of DAC decreased $111 million, or 33%, compared to the prior year primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), as well as the impact of unlocking and model changes and the market impact on amortization of DAC. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $69 million in 2012, including a $4 million benefit associated with unlocking and model changes, compared to a benefit of $5 million in 2011. Amortization of DAC for 2012 included a $23 million expense from unlocking and model changes, primarily reflecting a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees (“spread compression”), and lower bond fund growth rates, partially offset by a benefit from improved policyholder persistency and lowered mortality assumption. The impact of unlocking and model changes for 2012 included a $9 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods. Amortization of DAC for 2011 included a $38 million expense from unlocking and model changes primarily driven by spread compression, partially offset by a benefit from improved policyholder persistency. The market impact on DAC was a benefit of $24 million in 2012 compared to an expense of $9 million in the prior year as a result of favorable equity and bond fund returns in 2012 compared to unfavorable equity markets in 2011.

Income Taxes

The Company’s effective tax rate was 20% for the year ended December 31, 2012, compared to 19% for the year ended December 31, 2011. The effective tax rate for both periods is lower than the statutory rates as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits.  The change in the effective tax rate for the year ended December 31, 2012 is primarily a result of a correction of tax related to securities lending activities partially offset by increased low income housing tax credits. See Note 1 to the Consolidated Financial Statements for additional information.

It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on the Company’s income tax expense and deferred tax balances.

Fair Value Measurements

The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions.  Companies are not permitted to use market prices that are the result of a forced liquidation or distressed sale.  The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available.  The Company validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 13 to the Consolidated Financial Statements for additional information on the Company’s fair value measurements.

Non-Agency Residential Mortgage Backed Securities Backed by Sub-prime, Alt-A or Prime Collateral

Sub-prime mortgage lending is the origination of residential mortgage loans to customers with weak credit profiles. Alt-A mortgage lending is the origination of residential mortgage loans to customers who have credit ratings above sub-prime but may not conform to government-sponsored standards. Prime mortgage lending is the origination of residential mortgage loans to customers with good credit profiles.  The Company has exposure to each of these types of loans predominantly through mortgage backed securities. The slowdown in the U.S. housing market, combined with relaxed underwriting standards by some originators, has led to higher delinquency and loss rates for some of these investments. Persistent market conditions have increased the likelihood of other-than-temporary impairments for certain non-agency residential mortgage backed securities.  As a part of the Company’s risk management process, an internal rating system is used in conjunction with market data as the basis of analysis to assess the likelihood that the Company will not receive all contractual principal and interest payments for these investments. For the investments that are more at risk for impairment, the Company performs its own assessment of projected cash flows incorporating assumptions about default rates, prepayment speeds and loss severity to determine if an other-than-temporary impairment should be recognized.

The following table presents, as of December 31, 2012, the Company’s non-agency residential mortgage backed by sub-prime, Alt-A or prime mortgage loans by credit rating and vintage year:

	AAA		AA		A		BBB		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
2004	$—	$—	$—	$—	$—	$—	$2	$2	$7	$5	$9	$7
2005	2	2	15	14	6	6	—	—	19	16	42	38
2006	—	—	—	—	1	1	—	—	—	—	1	1
2008	—	—	5	5	—	—	—	—	—	—	5	5
2012	8	8	—	—	—	—	—	—	—	—	8	8
Total Sub-prime	$10	$10	$20	$19	$7	$7	$2	$2	$26	$21	$65	$59
Alt-A
2003 & prior	$—	$—	$—	$—	$8	$9	$—	$—	$2	$2	$10	$11
2004	—	—	—	—	—	—	21	26	45	44	66	70
2005	—	—	—	—	—	—	15	15	142	121	157	136
2006	—	—	—	—	—	—	—	—	6	4	6	4
2007	—	—	—	—	—	—	—	—	22	15	22	15
Re-Remic(1)	—	—	9	9	—	—	—	—	—	—	9	9
Total Alt-A	$—	$—	$9	$9	$8	$9	$36	$41	$217	$186	$270	$245
Prime
2003 & prior	$—	$—	$11	$12	$41	$43	$32	$33	$—	$—	$84	$88
2004	—	—	5	5	3	3	7	8	22	24	37	40
2005	—	—	2	3	—	—	12	15	108	107	122	125
2006	—	—	—	—	12	13	—	—	23	24	35	37
2007	—	—	—	—	—	—	—	—	30	31	30	31
Re-Remic(1)	719	776	229	243	134	139	—	—	29	37	1,111	1,195
Total Prime	$719	$776	$247	$263	$190	$198	$51	$56	$212	$223	$1,419	$1,516

Grand Total	$729	$786	$276	$291	$205	$214	$89	$99	$455	$430	$1,754	$1,820

(1)                                     Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities the Company owns.

European Exposure

The following table presents, as of December 31, 2012, the Company’s exposure to European debt by country segregated between sovereign and non-sovereign (financial and non-financial corporate debt) exposure:

	Sovereign		Financials		Non-Financials		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	% of Invested Assets(1)
	(in millions, except percentages)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	—%
Italy	—	—	—	—	131	135	131	135	0.4
Ireland	—	—	—	—	40	40	40	40	0.1
Portugal	—	—	—	—	—	—	—	—	—
Spain	—	—	—	—	169	179	169	179	0.6
Subtotal	—	—	—	—	340	354	340	354	1.1
Other European exposure	49	58	363	373	1,120	1,214	1,532	1,645	5.3
Total	$49	$58	$363	$373	$1,460	$1,568	$1,872	$1,999	6.4%

(1)  Invested assets include cash and cash equivalents and investments.

The non-financial corporate debt holdings in Italy, Ireland and Spain are primarily in utilities/telecommunications. The non-financial corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. The Company has no exposure to deeply subordinated instruments. The Company does not hedge its European exposure and has no unfunded commitments related to its European debt holdings as of December 31, 2012.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2012. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $201 million, net of DAC and DSIC amortization and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2012 credit spreads.

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

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank of Des Moines (“FHLB”), which provides RiverSource Life Insurance Company access to collateralized borrowings.  At December 31, 2012 and 2011, the Company had no borrowings from the FHLB.  The Company enters into repurchase agreements to reduce reinvestment risk from higher levels of expected annuity net cash flows. Repurchase agreements allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at December 31, 2012 and 2011 was $501 million and $504 million, respectively, which are collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.

As of December 31, 2012 and 2011, the outstanding balance under the lines of credit with Ameriprise Financial was $150 million and $300 million, respectively.

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

Capital Activity

Dividends paid and received by RiverSource Life Insurance Company were as follows:

	2012	2011	2010
	(in millions)
Cash dividends paid to Ameriprise Financial	$865	$750	$500
Non-cash dividend paid to Ameriprise Financial	—	850	—
Cash dividends received from RiverSource Life of NY	50	79	28
Cash dividends received from RTA	—	53	63

For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds.  See Note 15 to the Consolidated Financial Statements for additional information.

During 2012 and 2011, RiverSource Life Insurance Company made cash contributions to RTA of $53 million and $111 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.

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

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements.  Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital(a)		Regulatory Capital Requirement(b)
	2012	2011	2012	2011
	(in millions)
RiverSource Life Insurance Company	$3,257	$3,058	$620	$619
RiverSource Life of NY	256	254	44	41

(a)         Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments

The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations.  Payments due by period as of December 31, 2012 were as follows:

	Total	2013	2014- 2015	2016- 2017	2018 and Thereafter
	(in millions)
Insurance and annuities(1)	$38,011	$2,154	$5,092	$4,447	$26,318
Deferred premium options(2)	2,353	373	668	527	785
Line of credit with Ameriprise Financial(3)	150	150	—	—	—
Affordable housing partnerships(4)	144	109	24	1	10
Total	$40,658	$2,786	$5,784	$4,975	$27,113

(1)         These scheduled payments are represented by reserves of approximately $30.7 billion at December 31, 2012 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions.  Actual payment obligations may differ if experience varies from these assumptions.  Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)         The fair value of these commitments included on the Consolidated Balance Sheets was $2.3 billion as of December 31, 2012.  See Note 16 to the Consolidated Financial Statements for more information about deferred premium options.

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

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $699 million at December 31, 2012.

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

The Company has interest rate risk and equity market risk. Interest rate risk results from investing in assets that are somewhat longer and reset less frequently than the liabilities they support.  The Company manages interest rate risk through the use of a variety of tools that include managing the duration of investments supporting its fixed annuities and insurance products.  Additionally, the Company enters into derivative instruments, such as structured derivatives, options, futures, interest rate swaps and swaptions, which change the interest rate characteristics of client liabilities or investment assets.  Because certain of its investment activities are impacted by the value of its managed equity-based portfolios, from time to time the Company enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate its exposure to volatility in the equity markets.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its annuities and UL insurance products, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.

The guaranteed benefits associated with the Company’s variable annuities are GMWB, GMAB, GMDB and GMIB. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

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

To evaluate equity price risk and interest rate risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, EIAs, IUL and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2012.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(70)	$—	$(70)
DAC and DSIC amortization(1) (2)	(89)	—	(89)
Variable annuity riders:
GMDB and GMIB(2)	(57)	—	(57)
GMWB	(138)	154	16
GMAB	(53)	58	5
DAC and DSIC amortization(3)	N/A	N/A	(7)
Total variable annuity riders	(248)	212	(43)
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	3	(4)	(1)
Total	$(403)	$207	$(203)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(22)	$—	$(22)
Variable annuity riders:
GMWB	645	(631)	14
GMAB	41	(39)	2
DAC and DSIC amortization(3)	N/A	N/A	(8)
Total variable annuity riders	686	(670)	8
Fixed annuities, fixed portion of variable annuities and fixed insurance products	85	—	85
Indexed universal life insurance	7	—	7
Total	$756	$(670)	$78

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

The above results compare to an estimated negative net impact to pretax income of $208 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $24 million related to a 100 basis point increase in interest rates as of December 31, 2011.  The change in the interest rate exposure was primarily related to fixed annuities and the fixed portion of variable annuities, which increased approximately $63 million primarily driven by model updates, namely enhanced reflection of recent mortgage prepayment experience and enhanced asset portfolio turn-over logic. The underlying interest rate sensitivity of the fixed annuity and fixed portion of variable annuities has not materially changed due to market conditions.

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

Asset-Based Fees and Expenses

The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses.  At December 31, 2012, the value of these assets was $69.4 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.

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

Variable Annuity Riders

The total contract value of all variable annuities at December 31, 2012 was $68.1 billion compared to $62.3 billion at December 31, 2011. These contract values include GMWB and GMAB contracts which were $32.5 billion and $3.8 billion, respectively, at December 31, 2012, compared to $27.6 billion and $3.5 billion, respectively, at December 31, 2011.  At December 31, 2012, reserves for GMWB and GMAB were $799 million and $103 million, respectively, compared to $1.4 billion and $237 million, respectively, at December 31, 2011. The decrease in reserves for GMWB and GMAB reflect the changes in economic factors impacting the mark-to-market value of the guarantees.  At December 31, 2012, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $13 million compared to $14 million at December 31, 2011.

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

Therefore, generally speaking, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income.  However, today’s historically low interest rate environment is resulting in interest rates below the level of some liability guaranteed minimum interest rates (“GMIRs”). Given that, a modest rise in interest rates would not necessarily result in any change to the liability credits while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $30.7 billion in future policy benefits on the Company’s Consolidated Balance Sheets at December 31, 2012, $29.7 billion is related to liabilities created by these products. The Company did not hedge this exposure.

Equity Indexed Annuities

The Company’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index.  The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2012, the Company had $33 million in reserves related to equity indexed annuities.  The Company discontinued new sales of equity indexed annuities in 2007.

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

Interest Rate Risk — Equity Indexed Annuities

Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2012.

Indexed Universal Life

In 2011, the Company began offering IUL insurance.  IUL is similar to UL in that it provides life insurance coverage and cash value that increases as a result of credited interest.  Also, like UL, there is a minimum guaranteed credited rate of interest.  Unlike UL, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the S&P 500 Index (subject to a cap).  The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.  At December 31, 2012, the Company had $104 million in reserves related to the index account of IUL.

Equity Price Risk — Indexed Universal Life

The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices.  Most of the proceeds received from IUL insurance are invested in fixed income securities. To hedge the equity exposure, a portion of the investment earnings received from the fixed income securities is used to purchase call spreads which generate returns to replicate what the Company must credit to client accounts.

Interest Rate Risk — Indexed Universal Life

As mentioned above, most of the proceeds received from IUL insurance are invested in fixed income securities with the return on those investments intended to fund the purchase of call spreads. There are two risks relating to interest rates.  First, the Company has the risk that investment returns are such that it does not have enough investment income to purchase the needed call spreads.  Second, in the event the policy is surrendered, the Company pays out a book value surrender amount and there is a risk that it will incur a loss upon having to sell the fixed income securities backing the liability (if interest rates have risen).This risk is not currently hedged.

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

The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2012, the Company’s largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc.  See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.

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

•                  changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•                  the Company’s investment management performance and consumer acceptance of the Company’s products;

•                  effects of competition in the financial services industry and changes in the Company’s product distribution mix and distribution channels;

•                  changes to the Company’s reputation that may arise from employee or AFSI advisor misconduct, legal or regulatory actions, improper management of conflicts of interest or otherwise;

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

•                  interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third party service providers, interference or failures caused by third party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•                  general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company:

We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2012 and December 31, 2011 and the related consolidated statements of income, statements of comprehensive income, shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RiverSource Life Insurance Company and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for deferred acquisition costs in 2012.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors
RiverSource Life Insurance Company

We have audited the accompanying consolidated statements of income, comprehensive income, shareholder’s equity and cash flows of RiverSource Life Insurance Company, (a wholly owned subsidiary of Ameriprise Financial, Inc.) (the Company) for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of RiverSource Life Insurance Company’s operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 3 to the consolidated financial statements, in 2012 the Company adopted new accounting guidance related to the deferral of acquisition costs for insurance and annuity products.  The accompanying 2010 financial statements have been retrospectively adjusted.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 23, 2011; except for Notes 1 and 3, regarding the impact of the adopted new accounting guidance related to the deferral of acquisition costs for insurance and annuity products, as to which the date is February 26, 2013.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

 (in millions, except share amounts)

	December 31,
	2012	2011
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2012, $23,058; 2011, $24,398)	$25,932	$26,577
Common stocks, at fair value (cost: 2012, $2; 2011, $1)	4	2
Mortgage loans, at amortized cost (less allowance for loan losses: 2012, $26; 2011, $32)	3,389	2,473
Policy loans	752	739
Other investments	743	730
Total investments	30,820	30,521

Cash and cash equivalents	336	828
Restricted cash	86	26
Reinsurance recoverables	2,047	1,953
Other receivables	203	162
Accrued investment income	291	307
Deferred acquisition costs	2,373	2,413
Deferred sales inducement costs	404	464
Other assets	3,793	3,638
Separate account assets	69,395	63,174

Total assets	$109,748	$103,486

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$30,670	$31,169
Policy claims and other policyholders’ funds	132	121
Borrowings under repurchase agreements	501	504
Line of credit with Ameriprise Financial, Inc.	150	300
Other liabilities	4,201	3,608
Separate account liabilities	69,395	63,174
Total liabilities	105,049	98,876

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,462	2,461
Retained earnings	1,000	1,215
Accumulated other comprehensive income, net of tax	1,234	931
Total shareholder’s equity	4,699	4,610

Total liabilities and shareholder’s equity	$109,748	$103,486

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

	Years Ended December 31,
	2012	2011	2010

Revenues
Premiums	$442	$493	$489
Net investment income	1,480	1,593	1,629
Policy and contract charges	1,593	1,540	1,389
Other revenues	329	303	272
Net realized investment gains (losses)	(3)	5	16
Total revenues	3,841	3,934	3,795

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,216	950	1,203
Interest credited to fixed accounts	831	856	909
Amortization of deferred acquisition costs	225	336	53
Other insurance and operating expenses	755	781	746
Total benefits and expenses	3,027	2,923	2,911

Pretax income	814	1,011	884
Income tax provision	164	190	195

Net income	$650	$821	$689

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(12)	$(47)	$(22)
Portion of gain (loss) recognized in other comprehensive income (before taxes)	(5)	23	(6)
Net impairment losses recognized in net realized investment gains (losses)	$(17)	$(24)	$(28)

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Years Ended December 31,
	2012	2011	2010
Net income	$650	$821	$689
Other comprehensive income, net of tax:
Net unrealized gains on securities:
Net unrealized securities gains arising during the period	451	364	516
Reclassification of net securities (gains) losses included in net income	1	(3)	(13)
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(154)	(194)	(169)
Total net unrealized gains on securities	298	167	334
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	5	4	4
Total net unrealized losses on derivatives	5	4	4
Total other comprehensive income, net of tax	303	171	338
Total comprehensive income	$953	$992	$1,027

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2010, previously reported	$3	$2,445	$3,114	$382	$5,944
Cumulative effect of change in accounting policies, net of tax	—	—	(1,309)	40	(1,269)
Balances at January 1, 2010, as adjusted	$3	$2,445	$1,805	$422	$4,675

Comprehensive income:
Net income	—	—	689	—	689
Other comprehensive income, net of tax	—	—	—	338	338
Total comprehensive income					1,027
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Non-cash capital contribution from Ameriprise Financial, Inc.	—	14	—	—	14
Balances at December 31, 2010	3	2,460	1,994	760	5,217

Comprehensive income:
Net income	—	—	821	—	821
Other comprehensive income, net of tax	—	—	—	171	171
Total comprehensive income					992
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(750)	—	(750)
Non-cash dividend to Ameriprise Financial, Inc.	—	—	(850)	—	(850)
Balances at December 31, 2011	3	2,461	1,215	931	4,610

Comprehensive income:
Net income	—	—	650	—	650
Other comprehensive income, net of tax	—	—	—	303	303
Total comprehensive income					953
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(865)	—	(865)
Balances at December 31, 2012	$3	$2,462	$1,000	$1,234	$4,699

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$650	$821	$689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(16)	(73)	(79)
Deferred income tax expense (benefit)	(40)	50	359
Contractholder and policyholder charges, non-cash	(273)	(264)	(259)
Loss from equity method investments	26	33	19
Net realized investment gains	(14)	(26)	(46)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	17	21	29
Change in operating assets and liabilities:
Deferred acquisition costs	(28)	54	(242)
Deferred sales inducement costs	51	72	(38)
Other investments, net	25	—	10
Future policy benefits for traditional life, disability income and long term care insurance	238	253	302
Policy claims and other policyholders’ funds	11	(13)	11
Reinsurance recoverables	(107)	(127)	(143)
Other receivables	(35)	25	(53)
Accrued investment income	16	2	(6)
Derivatives collateral, net	(432)	649	55
Other, net	623	191	271

Net cash provided by operating activities	712	1,668	879

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	156	664	1,268
Maturities, sinking fund payments and calls	3,292	3,200	3,719
Purchases	(2,271)	(4,084)	(4,970)
Proceeds from sales, maturities and repayments of mortgage loans	310	202	207
Funding of mortgage loans	(277)	(207)	(154)
Purchase of residential mortgage loans from affiliate	(954)	—	—
Proceeds from sales of other investments	117	114	95
Purchase of other investments	(286)	(296)	(86)
Purchase of land, buildings, equipment and software	(8)	(6)	(15)
Change in policy loans, net	(13)	(10)	(14)

Net cash provided by (used in) investing activities	66	(423)	50

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	$1,406	$1,378	$1,593
Net transfers from (to) separate accounts	(30)	39	(1,337)
Surrenders and other benefits	(1,271)	(1,311)	(1,338)
Change in borrowings under repurchase agreements, net	(5)	107	397
Proceeds from line of credit with Ameriprise Financial, Inc.	418	415	13
Payments on line of credit with Ameriprise Financial, Inc.	(568)	(118)	(310)
Deferred premium options, net	(356)	(254)	(182)
Tax adjustment on share-based incentive compensation plan	1	1	—
Cash dividend to Ameriprise Financial, Inc.	(865)	(750)	(500)

Net cash used in financing activities	(1,270)	(493)	(1,664)

Net increase (decrease) in cash and cash equivalents	(492)	752	(735)
Cash and cash equivalents at beginning of period	828	76	811

Cash and cash equivalents at end of period	$336	$828	$76

Supplemental Disclosures:
Income taxes paid, net	$109	$176	$112
Interest paid on borrowings	4	5	3
Non-cash investing activity:
Capital contributions from Ameriprise Financial, Inc.	$—	$—	$14
Dividend to Ameriprise Financial, Inc.	—	850	—
Affordable housing partnership commitments not yet remitted	13	137	171

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

In the fourth quarter of 2012, the Company made an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, which resulted in a $41 million pretax benefit, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization of $11 million.  In the second quarter of 2012, the Company made a correction for a tax item related to securities lending activities primarily attributable to prior periods, which resulted in a $32 million increase to tax expense. Management has determined that the effect of these corrections is not material to all current and previously issued financial statements.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

On January 1, 2012, the Company retrospectively adopted the new accounting standard for DAC for insurance and annuity products. See Note 2 and Note 3 for further information on the new accounting standard and the resulting changes in the Company’s accounting policies on the deferral of acquisition costs.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

	December 31, 2011
	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Balance Sheets

Assets
Deferred income taxes, net	$—	$60	$60
Deferred acquisition costs	4,367	(1,954)	2,413
Total assets	105,380	(1,894)	103,486

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	31,182	(13)	31,169
Deferred income taxes, net	620	(620)	—
Other liabilities	3,607	1	3,608
Total liabilities	99,508	(632)	98,876

Shareholder’s equity:
Retained earnings	2,589	(1,374)	1,215
Accumulated other comprehensive income, net of tax	819	112	931
Total shareholder’s equity	5,872	(1,262)	4,610

Total liabilities and shareholder’s equity	105,380	(1,894)	103,486

	December 31, 2010			January 1, 2010
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Statements of Shareholder’s Equity

Retained earnings	$3,410	$(1,416)	$1,994	$3,114	$(1,309)	$1,805
Accumulated other comprehensive income, net of tax	675	85	760	382	40	422
Total shareholder’s equity	6,548	(1,331)	5,217	5,944	(1,269)	4,675

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Previously Reported	Effect of Change	As Adjusted	Previously Reported	Effect of Change	As Adjusted
	(in millions)
Statements of Income

Revenues
Total revenues	$3,934	$—	$3,934	$3,795	$—	$3,795

Benefits and expenses
Benefits, claims, losses and settlement expenses	950	—	950	1,203	—	1,203
Interest credited to fixed accounts	853	3	856	909	—	909
Amortization of deferred acquisition costs	539	(203)	336	53	—	53
Other insurance and operating expenses	645	136	781	582	164	746
Total benefits and expenses	2,987	(64)	2,923	2,747	164	2,911

Pretax income	947	64	1,011	1,048	(164)	884
Income tax provision	168	22	190	252	(57)	195
Net income	$779	$42	$821	$796	$(107)	$689

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

option of paying a higher rate set at its discretion.  In addition, persons owning an equity indexed annuity (“EIA”) may have their interest calculated based on an increase in a broad-based stock market index.

The Company issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance.  Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefit amounts and unbundled pricing factors (i.e., mortality, interest and expenses).  Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium.  Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith.  Waiver of premium and accidental death benefit riders are generally available with these life insurance products.  In 2011, the Company began offering indexed universal life (“IUL”) insurance. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest.  Also, like universal life insurance, there is a minimum guaranteed credited rate of interest.  Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the S&P 500 Index (subject to a cap).  The policyholder may allocate all or a portion of the policy value to a fixed or indexed account. The Company issues only non-participating life insurance policies which do not pay dividends to policyholders from realized policy margins.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Investments

Available-for-Sale Securities

Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes.  Gains and losses are recognized in the Consolidated Statements of Income upon disposition of the securities.

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

The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.

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

For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be carefully monitored by management.

Mortgage Loans, net

Mortgage loans, net reflect the Company’s interest in commercial and residential mortgage loans, less the related allowance for loan losses.

Policy Loans

Policy loans include life insurance policy and annuity loans and are reported at the unpaid principal balance, plus accrued interest.

Other Investments

Other investments primarily reflect the Company’s interests in affordable housing partnerships and syndicated loans which represent investments in below investment grade loan syndications.  Affordable housing partnerships are accounted for under the equity method.

Financing Receivables

Mortgage Loans and Syndicated Loans

Mortgage loans and syndicated loans are stated at amortized cost, net of allowances for loan losses, if any.

In October 2012, the Company purchased residential mortgage loans from an affiliate, Ameriprise Bank, FSB.  These loans were purchased at fair value. The purchase price takes into account the credit quality of the loan portfolio, resulting in no allowance for loan losses recorded at the acquisition date.

Interest income is accrued on the unpaid principal balances of the loans as earned.

Policy Loans

When originated, policy loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to these loans, the Company does not record an allowance for loan losses for policy loans.

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

Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property.  If it is determined that the fair value is less than the current loan balance, it  is written down to fair value less estimated selling costs.  Residential mortgage loans are charged off when management determines the assets are uncollectible and commences foreclosure proceedings on the property, at which time the property is written down to fair value less selling costs.  Foreclosed property is recorded as real estate owned in other investments.  Syndicated loans are placed on nonaccrual status when management determines it will not collect all contractual principal and interest on the loan.

Allowance for Loan Losses

Management determines the adequacy of the allowance for loan losses by portfolio based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, FICO scores of the borrower and occupancy rates, along with economic and market conditions.  This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

While the Company attributes portions of the allowance to specific loan pools as part of the allowance estimation process, the entire allowance is available to absorb losses inherent in the total loan portfolio.  The allowance is increased through provisions charged to net realized investment gains (losses) and reduced/increased by net charge-offs/recoveries.

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement.  Impaired loans may also include loans that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties.  Management evaluates for impairment all restructured loans and loans with higher impairment risk factors.  Factors used by the Company to determine whether all amounts due on commercial mortgage loans will be collected, include but are not limited to, the financial condition of the borrower, performance of the underlying properties, collateral and/or guarantees on the loan, and the borrower’s estimated future ability to pay based on property type and geographic location. The evaluation of impairment on residential mortgage loans is primarily driven by delinquency status of individual loans.  The impairment recognized is measured as the excess of the loan’s recorded investment over: (i) the present value of its expected principal and interest payments discounted at the loan’s effective interest rate, (ii) the fair value of collateral or (iii) the loan’s observable market price.

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

Restricted Cash

Total restricted cash at December 31, 2012 and 2011 was $86 million and $26 million, respectively, consisting of cash that has been pledged to counterparties.

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

The Company also assumes life insurance and fixed annuity risk from other insurers in limited circumstances. Reinsurance premiums received and benefits paid are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts.  Liabilities for assumed business are recorded within future policy benefits.

See Note 8 for additional information on reinsurance.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Land, Buildings, Equipment and Software

Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company generally uses the straight-line method of depreciation and amortization over periods ranging from three to 30 years.

At December 31, 2012 and 2011, land, buildings, equipment and software were $174 million and $182 million, respectively, net of accumulated depreciation of $91 million and $75 million, respectively. Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $17 million, $16 million and $14 million, respectively.

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

For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in accumulated other comprehensive income and reclassified into earnings when the hedged item or transaction impacts earnings.  The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact.  Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income.  If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in accumulated other comprehensive income is reclassified to earnings over the period that the hedged item impacts earnings.  For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in accumulated other comprehensive income are recognized in earnings immediately.

The equity components of EIA and IUL obligations are considered an embedded derivative.  Additionally, certain annuities contain guaranteed minimum accumulation benefit (“GMAB”) and guaranteed minimum withdrawal benefit (“GMWB”) provisions.  The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.

See Note 13 for information regarding the Company’s fair value measurement of derivative instruments and Note 16 for the impact of derivatives on the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Acquisition Costs

The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses.  The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred.    Significant costs capitalized by the Company include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales.  Sales based compensation paid to Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial, advisors and employees and third-party distributers is capitalized.  Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations.  These transactions are anticipated in establishing amortization periods and other valuation assumptions.

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

For traditional life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities and, therefore, are intended to provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable.  If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in the Consolidated Statements of Income.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity payout based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated meaningful life based on expected assessments.

The embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions are recorded at fair value.  See Note 13 for information regarding the fair value measurement of embedded derivatives.  The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

A portion of the Company’s fixed and variable universal life policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in future policy benefits and policy claims and other policyholders’ funds are reflected in earnings in the period adjustments are made.

Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverables.

Sources of Revenue

The Company’s principal sources of revenue include premiums, net investment income and policy and contract charges.

Premiums

Premiums include premiums on traditional life, DI and LTC insurance products and immediate annuities with a life contingent feature.  Premiums are reported net of reinsurance ceded and are recognized as revenue when due.

Net Investment Income

Net investment income primarily includes interest income on fixed maturity securities classified as Available-for-Sale, commercial and residential mortgage loans, policy loans, other investments and cash and cash equivalents; the changes in fair value of certain derivatives; and the pro-rata share of net income or loss on equity method investments.  Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale and on the residential mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

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

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) primarily include realized gains and losses on the sale of securities and charges for the other-than-temporary impairments of investments related to credit losses.  Realized gains and losses on the sale of securities, other than equity method investments, are recognized using the specific identification method, on a trade date basis.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

years of the year in which the capital losses are recognized for tax purposes.

The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized.  Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies.  Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets.  In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state net operating losses and therefore a valuation allowance of $5 million has been established at December 31, 2012.

3.              Recent Accounting Pronouncements

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standard for DAC. Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts are capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ compensation and benefits directly related to time spent performing acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and contract selling) for a contract that has been acquired, (iii) other costs related to  acquisition activities that would not have been incurred had the acquisition of the contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other acquisition related costs are expensed as incurred. The Company retrospectively adopted the new standard on January 1, 2012. See Note 1 for the effect of the change on

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

affected financial statement line items for prior periods retrospectively adjusted and Note 2 for the Company’s accounting policies on DAC.

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

Future Adoption of New Accounting Standards

Comprehensive Income

In February 2013, the FASB updated the accounting standard related to comprehensive income. The update requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income. The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively.  The adoption of the standard will not impact the Company’s consolidated results of operations and financial condition.

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about certain financial instruments and transactions subject to master netting arrangements (or similar agreements) or eligible for offset in the statement of financial position. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The adoption of the standard is not expected to impact the Company’s consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments. The carrying values are reflected in other investments and were $409 million and $384 million as of December 31, 2012 and 2011, respectively. RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships. The Company had liabilities of $144 million and $267 million recorded in other liabilities as of December 31, 2012 and 2011, respectively, related to the future funding commitments for affordable housing partnerships.

5.              Investments

Available-for-Sale securities distributed by type were as follows:

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,881	$2,167	$(7)	$17,041	$—
Residential mortgage backed securities	3,446	233	(58)	3,621	(24)
Commercial mortgage backed securities	2,717	287	—	3,004	—
State and municipal obligations	976	180	(34)	1,122	—
Asset backed securities	808	66	(3)	871	—
Foreign government bonds and obligations	188	36	—	224	—
U.S. government and agencies obligations	42	7	—	49	—
Total fixed maturities	23,058	2,976	(102)	25,932	(24)
Common stocks	2	2	—	4	1
Total	$23,060	$2,978	$(102)	$25,936	$(23)

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,770	$1,726	$(78)	$16,418	$—
Residential mortgage backed securities	4,264	242	(138)	4,368	(41)
Commercial mortgage backed securities	3,355	276	—	3,631	—
State and municipal obligations	1,012	131	(47)	1,096	—
Asset backed securities	812	43	(6)	849	—
Foreign government bonds and obligations	126	19	(1)	144	—
U.S. government and agencies obligations	49	8	—	57	—
Other structured investments	10	4	—	14	4
Total fixed maturities	24,398	2,449	(270)	26,577	(37)
Common stocks	1	1	—	2	—
Total	$24,399	$2,450	$(270)	$26,579	$(37)

(1)         Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At December 31, 2012 and 2011, fixed maturity securities comprised approximately 84% and 87%, respectively, of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2012 and 2011, approximately $1.5 billion and $1.2 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	December 31, 2012			December 31, 2011
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,680	$6,198	24%	$7,276	$7,811	30%
AA	1,102	1,273	5	1,161	1,291	5
A	4,262	4,849	19	4,148	4,578	17
BBB	10,409	12,019	46	10,211	11,446	43
Below investment grade	1,605	1,593	6	1,602	1,451	5
Total fixed maturities	$23,058	$25,932	100%	$24,398	$26,577	100%

At December 31, 2012 and 2011, approximately 32% and 33%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	50	$477	$(4)	6	$70	$(3)	56	$547	$(7)
Residential mortgage backed securities	6	107	—	56	293	(58)	62	400	(58)
State and municipal obligations	—	—	—	2	100	(34)	2	100	(34)
Asset backed securities	1	10	—	5	86	(3)	6	96	(3)
Total	57	$594	$(4)	69	$549	$(98)	126	$1,143	$(102)

	December 31, 2011
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	70	$1,004	$(37)	9	$257	$(41)	79	$1,261	$(78)
Residential mortgage backed securities	31	344	(8)	63	336	(130)	94	680	(138)
State and municipal obligations	—	—	—	2	87	(47)	2	87	(47)
Asset backed securities	11	139	(3)	3	43	(3)	14	182	(6)
Foreign government bonds and obligations	5	23	(1)	—	—	—	5	23	(1)
Total	117	$1,510	$(49)	77	$723	$(221)	194	$2,233	$(270)

As part of the Company’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in credit spreads primarily related to non-agency residential mortgage backed securities purchased prior to 2008.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Beginning balance	$106	$108	$82
Credit losses for which an other-than-temporary impairment was not previously recognized	1	13	14
Credit losses for which an other-than-temporary impairment was previously recognized	16	11	12
Reductions for securities sold during the period (realized)	(36)	(26)	—
Ending balance	$87	$106	$108

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

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2010	$638	$(222)	$416
Cumulative effect of accounting change	62	(22)	40 (1)
Net unrealized securities gains arising during the period(2)	794	(278)	516
Reclassification of net securities gains included in net income	(20)	7	(13)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(259)	90	(169)
Balance at December 31, 2010	1,215	(425)	790 (3)

Net unrealized securities gains arising during the period(2)	560	(196)	364
Reclassification of net securities gains included in net income	(5)	2	(3)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(299)	105	(194)
Balance at December 31, 2011	1,471	(514)	957 (3)

Net unrealized securities gains arising during the period(2)	694	(243)	451
Reclassification of net securities losses included in net income	2	(1)	1
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(237)	83	(154)
Balance at December 31, 2012	$1,930	$(675)	$1,255 (3)

(1)         The Company retrospectively adopted a new accounting standard on January 1, 2012 for DAC. See Note 1 and Note 3 for additional information on the adoption impact.

(2)         Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(3)         Includes $(15) million, $(20) million and $(13) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2012, 2011 and 2010, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Gross realized investment gains	$16	$48	$51
Gross realized investment losses	(1)	(20)	(4)
Other-than-temporary impairments	(17)	(24)	(28)
Total	$(2)	$4	$19

Other-than-temporary impairments for the years ended December 31, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.  Other-than-temporary impairments for the year ended December 31, 2010 primarily related to credit losses on non-agency residential mortgage backed securities as well as corporate debt securities in the gaming industry.

Available-for-Sale securities by contractual maturity at December 31, 2012 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,537	$1,563
Due after one year through five years	4,065	4,372
Due after five years through 10 years	6,902	7,900
Due after 10 years	3,583	4,601
	16,087	18,436
Residential mortgage backed securities	3,446	3,621
Commercial mortgage backed securities	2,717	3,004
Asset backed securities	808	871
Common stocks	2	4
Total	$23,060	$25,936

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date.  As such, these securities, as well as common stocks, were not included in the maturities distribution.

At both December 31, 2012 and 2011, bonds carried at $7 million were on deposit with various states as required by law.

Net investment income is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Income on fixed maturities	$1,324	$1,469	$1,486
Income on mortgage loans	158	149	156
Other investments	26	18	32
	1,508	1,636	1,674
Less: investment expenses	28	43	45
Total	$1,480	$1,593	$1,629

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Fixed maturities	$(2)	$4	$19
Mortgage loans	—	2	(6)
Other investments	(1)	(1)	3
Total	$(3)	$5	$16

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.              Financing Receivables

The Company’s financing receivables include commercial and residential mortgage loans, syndicated loans and policy loans.  Syndicated loans are reflected in other investments.  Policy loans do not exceed the cash surrender value of the policy at origination.  As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$32	$5	$37
Charge-offs	(6)	(1)	(7)
Provisions	—	—	—
Ending balance	$26	$4	$30
Individually evaluated for impairment	$5	$—	$5
Collectively evaluated for impairment	21	4	25

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$36	$5	$41
Charge-offs	(3)	—	(3)
Provisions	(1)	—	(1)
Ending balance	$32	$5	$37
Individually evaluated for impairment	$9	$—	$9
Collectively evaluated for impairment	23	5	28

	December 31, 2010
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$30	$12	$42
Charge-offs	(1)	(2)	(3)
Provisions	7	(5)	2
Ending balance	$36	$5	$41
Individually evaluated for impairment	$8	$—	$8
Collectively evaluated for impairment	28	5	33

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2012
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$39	$—	$—	$39
Collectively evaluated for impairment	2,442	934	303	3,679
Total	$2,481	$934	$303	$3,718

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$64	$1	$65
Collectively evaluated for impairment	2,441	301	2,742
Total	$2,505	$302	$2,807

As of December 31, 2012 and 2011, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $10 million and $4 million, respectively.

Residential mortgage loans are presented net of unamortized discount of $80 million as of December 31, 2012.

Purchases and sales of loans were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Purchases
Residential mortgage loans	$954	$—	$—
Syndicated loans	111	194	59
Total loans purchased	$1,065	$194	$59

Sales
Syndicated loans	$9	$2	$2

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $4 million and $12 million as of December 31, 2012 and 2011, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% and 3% of total commercial mortgage loans at December 31, 2012 and 2011, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	December 31, 2012			December 31, 2011
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
South Atlantic	$625	25%	$29	$618	25%	$—
Pacific	565	23	15	556	22	1
Mountain	262	11	12	275	11	11
East North Central	255	10	3	247	10	—
West North Central	216	9	—	224	9	1
Middle Atlantic	198	8	6	217	9	—
West South Central	159	6	4	173	7	2
New England	135	5	1	130	5	—
East South Central	66	3	2	65	2	—
	2,481	100%	$72	2,505	100%	$15
Less: allowance for loan losses	26			32
Total	$2,455			$2,473

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	December 31, 2012			December 31, 2011
	Loans	Percent of Loans	Funding Commitments	Loans	Percent of Loans	Funding Commitments
	(in millions, except percentages)
Retail	$822	33%	$41	$825	33%	$2
Office	597	24	—	669	27	2
Industrial	449	18	9	455	18	1
Apartments	415	17	13	358	14	—
Mixed use	42	2	—	42	2	—
Hotel	36	1	—	51	2	—
Other	120	5	9	105	4	10
	2,481	100%	$72	2,505	100%	$15
Less: allowance for loan losses	26			32
Total	$2,455			$2,473

Residential Mortgage Loans

In October 2012, the Company purchased $954 million of residential mortgage loans at fair value from an affiliate, Ameriprise Bank, FSB.  The purchase price takes into account the credit quality of the loan portfolio resulting in no allowance for loan losses recorded at purchase. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate.  At a minimum, management will update FICO scores and LTV ratios semiannually.

As of December 31, 2012, approximately 3% of residential mortgage loans had FICO scores below 640.  At December 31, 2012, approximately 7% of the Company’s residential mortgage loans had LTV ratios greater than 90%.  The Company’s most significant geographic concentration for residential mortgage loans is in California representing 38% of the portfolio as of December 31, 2012.  No other state represents more than 10% of the total residential mortgage loan portfolio. At December 31, 2012, the Company had $627 million of funding commitments for residential mortgage loans.

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2012 and 2011 were $2 million and $1 million, respectively.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Years Ended December 31,
	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	4	$13	10	$49
Syndicated loans	2	1	—	—
Total	6	$14	10	$49

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2012 and 2011. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

7.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. See Note 1 for the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2012 and 2011 primarily reflected the low interest rate environment and for 2012, the assumption of continued low interest rates over the near-term. As part of the third quarter 2010 process, management extended the projection periods used for its annuity products and revised client asset value growth rates assumed for variable annuity and VUL contracts.

The balances of and changes in DAC (subsequent to the adjustment for the new accounting standard) were as follows:

	2012	2011	2010
	(in millions)
Balance at January 1	$2,413	$2,521	$2,349
Capitalization of acquisition costs	253	282	295
Amortization, excluding the impact of valuation assumptions review	(214)	(305)	(227)
Amortization, impact of valuation assumptions review	(11)	(31)	174
Impact of change in net unrealized securities gains	(68)	(54)	(70)
Balance at December 31	$2,373	$2,413	$2,521

The balances of and changes in DSIC were as follows:

	2012	2011	2010
	(in millions)
Balance at January 1	$464	$545	$524
Capitalization of sales inducement costs	7	9	35
Amortization, excluding the impact of valuation assumptions review	(45)	(70)	(49)
Amortization, impact of valuation assumptions review	(13)	(11)	52
Impact of change in net unrealized securities gains	(9)	(9)	(17)
Balance at December 31	$404	$464	$545

8.              Reinsurance

Generally, the Company currently reinsures 90% of the death benefit liability related to almost all individual fixed and variable universal life and term life insurance products.  As a result, the Company typically retains and is at risk for, at most, 10% of each policy’s death benefit from the first dollar of coverage for new sales of these policies, subject to the reinsurers fulfilling their obligations.  RiverSource Life Insurance Company began reinsuring risks at this level in 2001 (RiverSource Life of NY began in 2002) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance.  Policies issued prior to these dates are not subject to these same reinsurance levels.  Generally, the maximum amount of life insurance risk retained by the Company is $1.5 million on a single life and $1.5 million on any flexible premium survivorship life policy.  Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis.  Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.

For existing LTC policies, the Company ceded 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retained the remaining risk.  For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.

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

At December 31, 2012 and 2011, traditional life and universal life insurance in force aggregated $191.4 billion and $191.2 billion, respectively, of which $138.6 billion and $136.2 billion were reinsured at the respective year ends.  Life insurance in force is reported on a statutory basis.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Direct premiums	$656	$707	$681
Reinsurance ceded	(214)	(214)	(192)
Net premiums	$442	$493	$489

Policy and contract charges are presented on the Consolidated Statements of Income net of $84 million, $71 million and $67 million of reinsurance ceded for the years ended December 31, 2012, 2011 and 2010, respectively.

Reinsurance recovered from reinsurers was $196 million, $189 million and $166 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.

Reinsurance recoverables include approximately $1.6 billion and $1.5 billion related to LTC risk ceded to Genworth as of December 31, 2012 and 2011, respectively.  Included in future policy benefits is $615 million and $629 million related to assumed reinsurance arrangements as of December 31, 2012 and 2011, respectively.

9.            Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

The Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012.  See Note 1 for the effect of the change on affected financial statement line items for prior periods retrospectively adjusted.

Future policy benefits (subsequent to the adjustment for the new accounting standard) and policy claims and other policyholders’ funds consisted of the following:

	December 31,
	2012	2011
	(in millions)
Fixed annuities	$16,075	$16,401
EIA accumulated host values	31	58
EIA embedded derivatives	2	2
Variable annuity fixed sub-accounts	4,843	4,852
Variable annuity GMWB	799	1,377
Variable annuity GMAB	103	237
Other variable annuity guarantees	13	14
Total annuities	21,866	22,941
VUL/UL insurance	2,760	2,662
IUL accumulated host values	59	4
IUL embedded derivatives	45	3
VUL/UL insurance additional liabilities	294	220
Other life, DI and LTC insurance	5,646	5,339
Total future policy benefits	30,670	31,169
Policy claims and other policyholders’ funds	132	121
Total future policy benefits and policy claims and other policyholders’ funds	$30,802	$31,290

Separate account liabilities consisted of the following:

	December 31,
	2012	2011
	(in millions)
Variable annuity variable sub-accounts	$63,302	$57,556
VUL insurance variable sub-accounts	6,051	5,575
Other insurance variable sub-accounts	42	43
Total	$69,395	$63,174

Fixed Annuities

Fixed annuities include both deferred and payout contracts.  Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested.  Payout contracts guarantee a fixed income payment for life or the term of the contract.  The Company generally invests the proceeds from the annuity payments in fixed rate securities.  The Company

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

may hedge the interest rate risks related to fixed annuities with derivative instruments. As of December 31, 2012 and 2011, there were no outstanding derivatives to hedge these risks.

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

Insurance Liabilities

VUL/UL is the largest group of insurance policies written by the Company.  Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account or a separate account.  A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.  In 2011, the Company began offering IUL insurance.  IUL is similar to UL in that it provides life insurance coverage and cash value that increases as a result of credited interest. Also, like UL, there is a minimum guaranteed credited rate of interest. Unlike UL, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the S&P 500 Index (subject to a cap). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.  The Company also offers term and whole life insurance as well as disability products.  The Company no longer offers standalone LTC products but has in force policies from prior years.  Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.

Portions of the Company’s fixed and variable universal life policies have product features that result in profits followed by losses from the insurance component of the policy. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the policy.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

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

•              Reset — provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders.  This provision was often provided in combination with the return of premium provision and is no longer offered.

•              Ratchet — provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•                  Once withdrawals begin, the contractholder’s funds are moved to one of the three least aggressive asset allocation models.

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

Certain UL policies offered by the Company provide secondary guarantee benefits.  The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2012				December 31, 2011
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$45,697	$43,942	$61	63	$40,011	$38,275	$382	63
Five/six-year reset	11,233	8,722	115	63	11,631	9,118	350	63
One-year ratchet	7,367	6,933	106	65	7,233	6,777	479	64
Five-year ratchet	1,616	1,563	3	61	1,472	1,418	25	61
Other	912	885	62	68	759	732	93	68
Total — GMDB	$66,825	$62,045	$347	63	$61,106	$56,320	$1,329	63

GGU death benefit	$958	$907	$93	63	$920	$868	$78	63

GMIB	$425	$399	$72	66	$463	$433	$106	65

GMWB:
GMWB	$3,898	$3,880	$34	66	$3,887	$3,868	$236	65
GMWB for life	28,588	28,462	263	64	23,756	23,625	863	64
Total — GMWB	$32,486	$32,342	$297	64	$27,643	$27,493	$1,099	64

GMAB	$3,773	$3,762	$5	57	$3,516	$3,509	$63	56

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2010	$6	$6	$204	$100	$15
Incurred claims	17	3	133	4	59
Paid claims	(18)	(1)	—	—	(6)
Balance at December 31, 2010	5	8	337	104	68
Incurred claims	10	2	1,040	133	53
Paid claims	(10)	(1)	—	—	(10)
Balance at December 31, 2011	5	9	1,377	237	111
Incurred claims	6	1	(578)	(134)	57
Paid claims	(7)	(1)	—	—	(13)
Balance at December 31, 2012	$4	$9	$799	$103	$155

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2012	2011
	(in millions)
Mutual funds:
Equity	$32,054	$30,738
Bond	26,165	23,862
Other	3,991	1,969
Total mutual funds	$62,210	$56,569

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2012, 2011 and 2010.

11.       Lines of Credit

RiverSource Life Insurance Company, as the borrower, had an outstanding balance at December 31, 2012 and 2011 of $150 million and $300 million, respectively, under a revolving credit agreement with Ameriprise Financial as the lender.  The aggregate amount outstanding under the line of credit may not exceed $800 million at any time.  Prior to January 1, 2012, the interest rate for any borrowing under the agreement was established by reference to LIBOR plus 115 basis points.  In January 2012, an amendment to this agreement decreased the interest rate to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty.

The Company has a revolving credit agreement with Ameriprise Financial as the lender aggregating $200 million.  Prior to August 1, 2012, the interest rate for any borrowings is established by reference to LIBOR.  In August 2012, an amendment to this agreement increased the interest rate to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. There were no amounts outstanding on this line of credit at December 31, 2012 and 2011.

In December 2009, RiverSource Life Insurance Company, as the lender, entered into a revolving credit agreement with Ameriprise Financial as the borrower.  This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end.  Prior to January 1, 2012, the interest rate for any borrowing was established by reference to LIBOR plus 115 basis points.  In January 2012, an amendment to this agreement decreased the interest rate to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default.  There were no amounts outstanding on this revolving credit agreement as of December 31, 2012 and 2011.

12.       Borrowings under Repurchase Agreements

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the securities pledged is recorded in investments and was $518 million and $521 million at December 31, 2012 and 2011, respectively. The amount of the Company’s liability including accrued interest as of December 31, 2012 and 2011 was $501 million and $504 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of December 31, 2012 and 2011 was 0.4% and 0.3%, respectively.

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

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,387	$1,654	$17,041
Residential mortgage backed securities	—	3,598	23	3,621
Commercial mortgage backed securities	—	2,834	170	3,004
State and municipal obligations	—	1,122	—	1,122
Asset backed securities	—	715	156	871
Foreign government bonds and obligations	—	224	—	224
U.S. government and agencies obligations	10	39	—	49
Total Available-for-Sale securities: Fixed maturities	10	23,919	2,003	25,932
Common stocks	2	2	—	4
Cash equivalents	—	264	—	264
Other assets:
Interest rate derivative contracts	—	2,191	—	2,191
Equity derivative contracts	285	936	—	1,221
Foreign currency derivative contracts	—	6	—	6
Total other assets	285	3,133	—	3,418
Separate account assets	—	69,395	—	69,395
Total assets at fair value	$297	$96,713	$2,003	$99,013

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	45	—	45
GMWB and GMAB embedded derivatives	—	—	833	833
Total future policy benefits	—	47	833	880	(1)
Other liabilities:
Interest rate derivative contracts	—	1,486	—	1,486
Equity derivative contracts	258	1,535	—	1,793
Total other liabilities	258	3,021	—	3,279
Total liabilities at fair value	$258	$3,068	$833	$4,159

(1)   The Company’s adjustment for nonperformance risk resulted in a $389 million cumulative decrease to the embedded derivative liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,076	$1,342	$16,418
Residential mortgage backed securities	—	4,310	58	4,368
Commercial mortgage backed securities	—	3,615	16	3,631
State and municipal obligations	—	1,096	—	1,096
Asset backed securities	—	716	133	849
Foreign government bonds and obligations	—	144	—	144
U.S. government and agencies obligations	10	47	—	57
Other structured investments	—	—	14	14
Total Available-for-Sale securities: Fixed maturities	10	25,004	1,563	26,577
Common stocks	1	1	—	2
Trading securities	—	25	—	25
Cash equivalents	—	809	—	809
Other assets:
Interest rate derivative contracts	—	1,801	—	1,801
Equity derivative contracts	274	1,041	—	1,315
Credit derivative contracts	—	1	—	1
Foreign currency derivative contracts	—	7	—	7
Total other assets	274	2,850	—	3,124
Separate account assets	—	63,174	—	63,174
Total assets at fair value	$285	$91,863	$1,563	$93,711

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	3	—	3
GMWB and GMAB embedded derivatives	—	—	1,585	1,585
Total future policy benefits	—	5	1,585	1,590	(1)
Other liabilities:
Interest rate derivative contracts	—	1,198	—	1,198
Equity derivative contracts	297	734	—	1,031
Foreign currency derivative contracts	—	10	—	10
Total other liabilities	297	1,942	—	2,239
Total liabilities at fair value	$297	$1,947	$1,585	$3,829

(1)   The Company’s adjustment for nonperformance risk resulted in a $506 million cumulative decrease to the embedded derivative liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities							Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total		GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2012	$1,342	$58	$16	$133	$14	$1,563		$(1,585)
Total gains (losses) included in:
Net income	(1)	(7)	1	1	—	(6	)(1)	948 (2)
Other comprehensive income	12	10	7	2	1	32		—
Purchases	444	31	8	—	—	483		—
Sales	—	—	—	—	—	—		—
Issues	—	—	—	—	—	—		(188)
Settlements	(153)	(12)	—	(2)	—	(167)		(8)
Transfers into Level 3	10	25	146	22	—	203		—
Transfers out of Level 3	—	(82)	(8)	—	(15)	(105)		—
Balance, December 31, 2012	$1,654	$23	$170	$156	$—	$2,003		$(833)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		908

(1)    Represents a $7 million loss included in net realized investment gains (losses) and a $1 million gain included in net investment income in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,317	$2,697	$30	$148	$13	$4,205	$(421)
Total gains (losses) included in:
Net income	7	49	—	2	1	59 (1)	(1,007	)(2)
Other comprehensive income	12	(75)	—	(6)	(2)	(71)	—
Purchases	178	26	71	—	3	278	—
Sales	(50)	(3)	—	—	—	(53)	—
Issues	—	—	—	—	—	—	(149)
Settlements	(117)	(471)	—	(3)	(1)	(592)	(8)
Transfers into Level 3	7	—	1	—	—	8	—
Transfers out of Level 3	(12)	(2,165)	(86)	(8)	—	(2,271)	—
Balance, December 31, 2011	$1,342	$58	$16	$133	$14	$1,563	$(1,585)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2011 included in:
Net investment income	$—	$—	$—	$1	$—	$1	$—
Net realized investment gains (losses)	—	(23)	—	—	1	(22)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(1,035)

(1)    Represents a $26 million loss included in net realized investment gains (losses) and an $85 million gain included in net investment income in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2010	$1,239	$2,868	$72	$119	$11	$4,309	$(299)
Total gains (losses) included in:
Net income	1	55	1	5	2	64 (1)	4 (2)
Other comprehensive income	30	202	10	10	—	252	—
Purchases, sales, issues and settlements, net	22	(428)	91	27	—	(288)	(126)
Transfers into Level 3	25	—	—	—	—	25	—
Transfers out of Level 3	—	—	(144)	(13)	—	(157)	—
Balance, December 31, 2010	$1,317	$2,697	$30	$148	$13	$4,205	$(421)

Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2010 included in:
Net investment income	$—	$79	$—	$4	$—	$83	$—
Net realized investment gains (losses)	—	(26)	—	—	—	(26)	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—	(15)

(1)          Represents a $21 million loss included in net realized investment gains (losses) and an $85 million gain included in net investment income in the Consolidated Statements of Income.

(2)          Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was $(82) million, $216 million and $36 million, net of DAC and DSIC amortization, for the years ended December 31, 2012, 2011 and 2010, respectively.

During the years ended December 31, 2012 and 2011, transfers from Level 3 to Level 2 included certain non-agency residential mortgage backed securities with a fair value of approximately $58 million and $2.2 billion, respectively.  The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology.  All other securities transferred from Level 3 to Level 2 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred from Level 2 to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.  For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following table provides a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities at December 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)

Corporate debt securities (private placements)	$1,624	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% – 8.5% (2.2%)

GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0.0% – 56.4%
			Surrender rate	0.0% – 56.3%
			Market volatility(2)	5.6% – 21.2%
			Nonperformance risk(3)	97 bps

(1)         The utilization of the guaranteed withdrawals represents the percentage of policyholders that will begin withdrawing in any given year.

(2)         Market volatility is implied volatility of fund of funds.

(3)         The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivative.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Available-for-Sale Securities

When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, municipal bonds, asset backed securities and U.S. agency and foreign government securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services.  Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.  Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities.  The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Separate Account Assets

The fair value of assets held by separate accounts is determined by the net asset value (“NAV”) of the funds in which those separate accounts are invested. The NAV represents the exit price for the separate account. Separate account assets are classified as Level 2 as they are traded in principal-to-principal markets with little publicly released pricing information.

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter (“OTC”)  markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.  The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2012 and 2011.  See Note 16 for further information on the credit risk of derivative instruments and related collateral.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2012 and 2011.  See Note 16 for further information on the credit risk of derivative instruments and related collateral.

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

	December 31, 2012					December 31, 2011
	Carrying	Fair Value				Carrying	Fair
	Value	Level 1	Level 2	Level 3	Total	Value	Value
	(in millions)
Financial Assets
Mortgage loans, net	$3,389	$—	$—	$3,568	$3,568	$2,473	$2,650
Policy loans	752	—	—	725	725	739	713
Other investments	309	—	292	24	316	308	311
Restricted cash	86	86	—	—	86	26	26

Financial Liabilities
Future policy benefits	$14,701	$—	$—	$15,982	$15,982	$15,064	$16,116
Separate account liabilities	360	—	360	—	360	345	345
Line of credit with Ameriprise Financial	150	—	—	150	150	300	300
Borrowings under repurchase agreements	501	—	500	—	500	504	502
Other liabilities	144	—	—	142	142	267	263

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

The fair value of residential mortgage loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, severity and credit loss estimates, with discount rates based on the Company’s estimate of current market conditions.

Given the significant unobservable inputs to the valuation of mortgage loans, these measurements are classified as Level 3.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Other Liabilities

Other liabilities consist of future funding commitments to affordable housing partnerships.  The fair value of these future funding commitments is determined by discounting cash flows and is classified as Level 3 as the discount rate is adjusted.

14.       Related Party Transactions

Columbia Management Investment Advisers, LLC is the investment manager for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders.  The Company provides all fund management services, other than investment management, and is compensated for the administrative services it provides.  For the years ended December 31, 2012, 2011 and 2010, the Company received $244 million, $222 million and $136 million, respectively, from Columbia Management Investment Advisers, LLC for these services.

Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $477 million, $530 million and $527 million for 2012, 2011 and 2010, respectively.  Certain of these costs are included in DAC.  Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.

Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Cash dividends paid to Ameriprise Financial	$865	$750	$500
Non-cash dividends paid to Ameriprise Financial	—	850	—
Cash dividends received from RiverSource Life of NY	50	79	28
Cash dividends received from RTA	—	53	63

Notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds.  See Note 15 for additional information.

During 2012 and 2011, RiverSource Life Insurance Company made cash contributions to RTA of $53 million and $111 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.

In October 2012, the Company purchased $954 million of residential mortgage loans from an affiliate, Ameriprise Bank, FSB.   The Company purchased the loans for investment purposes and as part of Ameriprise Financial’s initiative to transition Ameriprise Bank, FSB from a federal savings bank to a limited powers national trust bank.  The portfolio consists primarily of variable rate revolving loans, and includes both first and second liens.  The loans were purchased by the Company at fair value.  See Note 6 for additional information.

During 2010, the Company received a non-cash capital contribution of $14 million comprised of affordable housing partnership investments from Ameriprise Financial.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning in 2010, the Company’s taxable income was included in the consolidated federal income tax return of Ameriprise Financial.  Net amount due to Ameriprise Financial for federal income taxes were $17 million at December 31, 2012. Net amount due from Ameriprise Financial for federal income taxes were $86 million at December 31, 2011.

15.       Statutory Capital and Surplus

State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators.  For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval.  RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $421 million and $(296) million as of December 31, 2012 and 2011, respectively.

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

Statutory net gain from operations and net income for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

	2012	2011	2010
	(in millions)
Statutory net gain (loss) from operations(1)	$2,189	$(475)	$1,200
Statutory net income (loss)(1)	1,976	(599)	1,112
Statutory capital and surplus	3,113	2,681	3,735

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

The following table presents the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral:

	December 31, 2012		December 31, 2011
	Net Derivative Assets	Net Derivative Liabilities	Net Derivative Assets	Net Derivative Liabilities
	(in millions)
Fair value of OTC derivatives after application of master netting agreements	$646	$603	$861	$129
Cash collateral on OTC derivatives	(262)	(67)	(613)	(26)
Fair value of OTC derivatives after application of master netting agreements and cash collateral	384	536	248	103
Securities collateral on OTC derivatives	(355)	(532)	(186)	(95)
Fair value of OTC derivatives after application of master netting agreements and cash and securities collateral	29	4	62	8
Fair value of exchange-traded derivatives	96	—	155	—
Total fair value of derivatives after application of master netting agreements and cash and securities collateral	$125	$4	$217	$8

In April 2012, the Financial Stability Oversight Council approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	December 31,
	2012	2011
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$536	$103
Fair value of embedded derivative liabilities	880	1,590
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$1,416	$1,693

The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated	Balance Sheet	December 31,			December 31,
as hedging instruments	Location	2012	2011	Balance Sheet Location	2012	2011
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$2,191	$1,801	Other liabilities	$1,486	$1,198
Equity contracts	Other assets	1,215	1,314	Other liabilities	1,792	1,031
Credit contracts	Other assets	—	1	Other liabilities	—	—
Foreign currency contracts	Other assets	6	7	Other liabilities	—	10
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	833	1,585
Total GMWB and GMAB		3,412	3,123		4,111	3,824

Other derivatives:
Equity
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	2	2
IUL	Other assets	6	1	Other liabilities	1	—
IUL embedded derivatives	Not applicable	—	—	Future policy benefits	45	3
Total other		6	1		48	5
Total derivatives		$3,418	$3,124		$4,159	$3,829

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31:

Derivatives not designated	Location of Gain (Loss) on	Amount of Gain (Loss) on Derivatives Recognized in Income
as hedging instruments	Derivatives Recognized in Income	2012	2011	2010
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$17	$709	$95
Equity contracts	Benefits, claims, losses and settlement expenses	(1,218)	326	(370)
Credit contracts	Benefits, claims, losses and settlement expenses	(2)	(12)	(44)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	(1)	(2)	—
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	752	(1,165)	(121)
Total GMWB and GMAB		(452)	(144)	(440)

Other derivatives:
Interest rate
Tax hedge	Net investment income	1	—	—

Equity
GMDB	Benefits, claims, losses and settlement expenses	—	—	(4)
EIA	Interest credited to fixed accounts	1	(1)	2
EIA embedded derivatives	Interest credited to fixed accounts	1	1	7
IUL	Interest credited to fixed accounts	1	1	—
IUL embedded derivatives	Interest credited to fixed accounts	(4)	(3)	—
Total other		—	(2)	5
Total derivatives		$(452)	$(146)	$(435)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps.  At December 31, 2012 and 2011, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $142.1 billion and $104.7 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.  The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2013	$373	$57
2014	348	55
2015	320	54
2016	289	46
2017	238	41
2018-2027	785	104

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of EIA derivative contracts was

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$10 million and $25 million at December 31, 2012 and 2011, respectively. The gross notional amount of IUL derivative contracts was $200 million and $12 million at December 31, 2012 and 2011, respectively.

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

Cash Flow Hedges

The Company has amounts classified in accumulated other comprehensive income related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the years ended December 31, 2012 and 2011, the Company held no derivatives that were designated as cash flow hedges.

At December 31, 2012, the Company expects to reclassify $6 million of deferred loss on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the years ended December 31, 2012 and 2011, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the years ended December 31, 2012, 2011 and 2010, the amount recognized in earnings on cash flow hedges due to ineffectiveness was $1 million, nil and nil, respectively.

The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income:

	2012	2011	2010
	(in millions)
Net unrealized derivative losses at January 1	$(26)	$(30)	$(34)
Reclassification of realized losses(1)	7	6	6
Income tax benefit	(2)	(2)	(2)
Net unrealized derivative losses at December 31	$(21)	$(26)	$(30)

(1)         Loss reclassified from accumulated other comprehensive income to net investment income on the Consolidated Statements of Income.

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is six years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. As of December 31, 2012 and 2011, the Company held $262 million and $635 million, respectively, in cash and cash equivalents and recorded a corresponding liability in other liabilities for collateral the Company is obligated to return to counterparties.  As of December 31, 2012 and 2011, the Company had accepted additional collateral consisting of various securities with a fair value of $387 million and $186 million, respectively, which are not reflected on the Consolidated Balance Sheets.  As of December 31, 2012 and 2011, the Company’s maximum credit exposure related to derivative assets after considering netting arrangements with counterparties and collateral arrangements was approximately $29 million and $61 million, respectively.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2012 and 2011, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $364 million and $106 million, respectively. The aggregate fair value of assets posted as collateral for such

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

instruments as of December 31, 2012 and 2011 was $360 million and $98 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2012 and 2011 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $4 million and $8 million, respectively.

17.       Income Taxes

The Company retrospectively adopted a new accounting standard for DAC in the first quarter of 2012. See Note 1 for the effect of the change on affected financial statement line items for prior periods retrospectively adjusted. Prior period disclosures presented below have been retrospectively adjusted for the new accounting standard.

In 2012, the Company made a correction to tax expense primarily attributable to prior periods.  Management has determined that the effect of this correction is not material to the Consolidated Financial Statements for all current and prior periods presented. See Note 1 for additional information on this correction.

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

The components of income tax provision were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Current income tax:
Federal	$197	$137	$(167)
State	7	3	3
Total current income tax	204	140	(164)
Deferred income tax:
Federal	(38)	51	360
State	(2)	(1)	(1)
Total deferred income tax	(40)	50	359
Total income tax provision	$164	$190	$195

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2012	2011	2010
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Tax-exempt interest and dividend income	(9.7)	(12.6)	(7.8)
State taxes, net of federal benefit	0.4	0.1	0.1
Low income housing credit	(4.7)	(1.6)	(1.6)
Foreign tax credit, net of addback	(0.5)	(1.6)	(1.4)
Taxes applicable to prior years	(2.5)	—	(2.2)
Other, net	2.1	(0.5)	—
Income tax provision	20.1%	18.8%	22.1%

The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits.  The change in the effective tax rate for the year ended December 31, 2012 is primarily due to a $32 million out-of-period correction of tax related to securities lending activities partially offset by increased low income housing tax credits.  See Note 1 for additional information on the out-of-period correction.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes.  The significant components of the Company’s deferred income tax assets and liabilities are reflected in the following table:

	December 31,
	2012	2011
	(in millions)
Deferred income tax assets:
Liabilities for future policy benefits	$1,295	$1,589
Investment related	161	—
Capital loss and tax credit carryforwards	5	30
State net operating losses	5	4
Gross deferred income tax assets	1,466	1,623
Less: valuation allowance	(5)	(4)
Total deferred income tax assets	1,461	1,619

Deferred income tax liabilities:
Deferred acquisition costs	677	639
Net unrealized gains on Available-for-Sale securities	676	501
Investment related	—	190
Deferred sales inducement costs	142	180
Other	29	49
Gross deferred income tax liabilities	1,524	1,559
Net deferred income tax assets (liabilities)	$(63)	$60

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011	2010
	(in millions)
Balance at January 1	$134	$83	$(77)
Additions (reductions) based on tax positions related to the current year	1	(1)	—
Additions for tax positions of prior years	19	79	322
Reductions for tax positions of prior years	(77)	(7)	(196)
Settlements	(12)	(20)	34
Balance at December 31	$65	$134	$83

The significant decrease in the amount of gross unrecognized tax benefits is a result of reaching an agreement with the Internal Revenue Service (“IRS”) on the treatment of certain items under audit.  If recognized, approximately $8 million, $12 million and $39 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2012, 2011 and 2010, respectively, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a reduction of $3 million, an increase of $57 million and a reduction of $8 million in interest and penalties for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012 and 2011, the Company had a payable of $30 million and $33 million, respectively, related to accrued interest and penalties.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.  Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $63 million in the next 12 months.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The IRS had previously completed its field examination of the 1997 through 2007 tax returns in recent years. However, for federal income tax purposes, these years except for 2007, continue to remain open as a consequence of certain issues under appeal.  The IRS is in the process of completing the audit of the Company’s income tax returns for 2008 and 2009 and began auditing 2010 and 2011 in the fourth quarter of 2012.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2009 and remain open for the years after 2009.

It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on the Company’s income tax expense and deferred tax balances.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The items comprising other comprehensive income are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2012	2011	2010
	(in millions)
Net unrealized securities gains	$161	$89	$181
Net unrealized derivative losses	(2)	(2)	(2)
Net income tax provision	$159	$87	$179

18.      Commitments and Contingencies

At December 31, 2012 and 2011, the Company had no material commitments to purchase investments other than mortgage loan fundings. See Note 6 for additional information.

The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts.  As of December 31, 2012, these guarantees range up to 5.0%.

Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny.  Numerous state and federal regulatory agencies have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), claims handling, and unclaimed property and escheatment practices and procedures. With regard to an industry-wide investigation of unclaimed property and escheatment practices and procedures, the Company is responding to regulatory audits, market conduct examinations and other inquires (including inquiries from the States of Minnesota and New York and a multistate insurance department examination).  The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.

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

The Company is required by law to be a member of the guaranty fund association in every state where it is licensed to do business.  In the event of insolvency of one or more unaffiliated insurance companies, the Company could be adversely affected by the requirement to pay assessments to the guaranty fund associations.  Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments.

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

Executive Life Insurance Company of New York (“ELNY”) was placed into rehabilitation by a New York state court in 1991. On April 16, 2012, the court issued an order converting the rehabilitation into a liquidation proceeding under a plan submitted by the New York insurance regulator with support from NOLHGA and the industry.

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY.  At December 31, 2012, the estimated liability was $26 million and the related premium tax asset was $19 million. The expected period over which the assessments will be made and the related tax credits recovered is not known.  At December 31, 2011, the net liability was not considered material.

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2012.

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

The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on management’s assessment and those criteria, the Company believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

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

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Pricewaterhouse Coopers LLP (“PwC’) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2012 and 2011.

Fees Paid to the Registrant’s Independent Auditor

The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2012 and 2011 and other fees billed for other services rendered by PwC during those periods.

	2012	2011
	(in thousands)
Audit Fees(1)	$1,729	$1,729
Audit-related Fees	16	16
Tax Fees	—	—
All Other Fees	—	—
Total	$1,745	$1,745

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

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial.  All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial.  The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services.

In 2012 and 2011, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

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

RIVERSOURCE LIFE INSURANCE COMPANY

Registrant

February 26, 2013	By	/s/ John R. Woerner
Date		John R. Woerner, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2013	/s/ John R. Woerner
Date	John R. Woerner, Director, Chairman and President
(Principal Executive Officer)

February 26, 2013	/s/ Brian J. McGrane
Date	Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

February 26, 2013	/s/ Gumer C. Alvero
Date	Gumer C. Alvero, Director

February 26, 2013	/s/ David K. Stewart
Date	David K. Stewart, Vice President and Controller
(Principal Accounting Officer)

February 26, 2013	/s/ Steve M. Gathje
Date	Steve M. Gathje, Director

February 26, 2013	/s/ William F. Truscott
Date	William F. Truscott, Director

February 26, 2013	/s/ Bridget M. Sperl
Date	Bridget M. Sperl, Director

February 26, 2013	/s/ Jon Stenberg
Date	Jon Stenberg, Director

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

*101              The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and 2009; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewith.

E-2