Form 10-Q
period 2013-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2013-05-01
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2013, $22,711; 2012, $23,058)	$25,368	$25,932
Common stocks, at fair value (cost: 2013 and 2012, $2)	4	4
Mortgage loans, at amortized cost (less allowance for loan losses: 2013 and 2012, $26)	3,365	3,389
Policy loans	752	752
Other investments	750	743
Total investments	30,239	30,820

Cash and cash equivalents	150	336
Restricted cash	75	86
Reinsurance recoverables	2,082	2,047
Other receivables	151	203
Accrued investment income	277	291
Deferred acquisition costs	2,409	2,373
Deferred sales inducement costs	397	404
Other assets	3,521	3,793
Separate account assets	72,532	69,395

Total assets	$111,833	$109,748

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$29,979	$30,670
Policy claims and other policyholders’ funds	145	132
Short-term borrowings	500	501
Line of credit with Ameriprise Financial, Inc.	150	150
Other liabilities	3,989	4,201
Separate account liabilities	72,532	69,395
Total liabilities	107,295	105,049

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,462	2,462
Retained earnings	915	1,000
Accumulated other comprehensive income, net of tax	1,158	1,234
Total shareholder’s equity	4,538	4,699

Total liabilities and shareholder’s equity	$111,833	$109,748

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2013	2012
Revenues
Premiums	$108	$112
Net investment income	358	377
Policy and contract charges	416	395
Other revenues	88	77
Net realized investment gains (losses)	(1)	3
Total revenues	969	964

Benefits and expenses
Benefits, claims, losses and settlement expenses	235	350
Interest credited to fixed accounts	198	206
Amortization of deferred acquisition costs	59	17
Other insurance and operating expenses	183	201
Total benefits and expenses	675	774

Pretax income	294	190
Income tax provision	54	19

Net income	$240	$171

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(1)	$(3)
Portion of gain recognized in other comprehensive income (before taxes)	—	2
Net impairment losses recognized in net realized investment gains (losses)	$(1)	$(1)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2013	2012
Net income	$240	$171
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(141)	42
Reclassification of net securities gains included in net income	—	(2)
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	64	(3)
Total net unrealized gains (losses) on securities	(77)	37
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	1	1
Total net unrealized losses on derivatives	1	1
Total other comprehensive income (loss), net of tax	(76)	38
Total comprehensive income	$164	$209

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2012	$3	$2,461	$1,215	$931	$4,610
Comprehensive income:
Net income	—	—	171	—	171
Other comprehensive income, net of tax	—	—	—	38	38
Total comprehensive income					209
Cash dividend to Ameriprise Financial, Inc.	—	—	(225)	—	(225)
Balances at March 31, 2012	$3	$2,461	$1,161	$969	$4,594

Balances at January 1, 2013	$3	$2,462	$1,000	$1,234	$4,699
Comprehensive income:
Net income	—	—	240	—	240
Other comprehensive loss, net of tax	—	—	—	(76)	(76)
Total comprehensive income					164
Cash dividend to Ameriprise Financial, Inc.	—	—	(325)	—	(325)
Balances at March 31, 2013	$3	$2,462	$915	$1,158	$4,538

See Notes to Consolidated Financial Statements.

 RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$240	$171
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion, net	(6)	(3)
Deferred income tax expense (benefit)	85	(135)
Contractholder and policyholder charges, non-cash	(69)	(67)
Loss from equity method investments	7	8
Net realized investment gains	(1)	(4)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains (losses)	2	1
Change in operating assets and liabilities:
Deferred acquisition costs	(3)	(50)
Deferred sales inducement costs	10	—
Future policy benefits for traditional life, disability income and long term care insurance	52	65
Policy claims and other policyholders’ funds	13	14
Reinsurance recoverables	(33)	(34)
Other receivables	19	(51)
Accrued investment income	14	17
Derivatives collateral, net	(102)	(530)
Other, net	(286)	530
Net cash used in operating activities	(58)	(68)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	45	78
Maturities, sinking fund payments and calls	997	794
Purchases	(689)	(1,016)
Proceeds from sales, maturities and repayments of mortgage loans	178	43
Funding of mortgage loans	(148)	(62)
Proceeds from sales of other investments	35	31
Purchase of other investments	(67)	(67)
Purchase of land, buildings, equipment and software	(1)	(3)
Net cash provided by (used in) investing activities	350	(202)

Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	303	392
Net transfers to separate accounts	(36)	(9)
Surrenders and other benefits	(321)	(335)
Change in short-term borrowings, net	(1)	—
Proceeds from line of credit with Ameriprise Financial, Inc.	—	100
Payments on line of credit with Ameriprise Financial, Inc.	—	(100)
Deferred premium options, net	(98)	(76)
Cash dividend to Ameriprise Financial, Inc.	(325)	(225)
Net cash used in financing activities	(478)	(253)
Net decrease in cash and cash equivalents	(186)	(523)
Cash and cash equivalents at beginning of period	336	828
Cash and cash equivalents at end of period	$150	$305
Supplemental Disclosures:
Income taxes paid (received), net	$(3)	$46
Interest paid on borrowings	1	1
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	10	—

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

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications of prior period amounts have been made to conform to the current presentation.  Results of operations reported for interim periods are not necessarily indicative of results for the entire year.  These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013.

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.              Recent Accounting Pronouncements

Adoption of New Accounting Standards

Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to comprehensive income. The update requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income (“AOCI”). The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. The Company adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on the Company’s consolidated financial condition and results of operations. See Note 13 for the required disclosures.

Balance Sheet

In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about certain financial instruments and transactions subject to master netting arrangements (or similar agreements) or eligible for offset in the statement of financial position. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The Company adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on the Company’s consolidated financial condition and results of operations. See Note 11 for the required disclosures.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB updated the accounting standard for deferred acquisition costs (“DAC”). Under this new standard, only the following costs incurred in the acquisition of new and renewal insurance contracts are capitalizable as DAC: (i) incremental direct costs of a successful contract acquisition, (ii) portions of employees’ compensation and benefits directly related to time spent performing acquisition activities (that is, underwriting, policy issuance and processing, medical and inspection, and contract selling) for a contract that has been acquired, (iii) other costs related to  acquisition activities that would not have been incurred had the acquisition of the contract not occurred, and (iv) advertising costs that meet the capitalization criteria in other GAAP guidance for certain direct-response marketing. All other acquisition related costs are expensed as incurred. The Company retrospectively adopted the new standard on January 1, 2012. The cumulative effect of the adoption reduced retained earnings by $1.4 billion after-tax and increased AOCI by $112 million after-tax, totaling to a $1.3 billion after-tax reduction in total equity at January 1, 2012.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments.  The carrying values are reflected in other investments and were $410 million and $409 million as of March 31, 2013 and December 31, 2012, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $123 million and $144 million recorded in other liabilities as of March 31, 2013 and December 31, 2012, respectively, related to the future funding commitments for affordable housing partnerships.

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	March 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,725	$2,005	$(10)	$16,720	$2
Residential mortgage backed securities	3,419	210	(52)	3,577	(21)
Commercial mortgage backed securities	2,578	248	(1)	2,825	—
State and municipal obligations	967	178	(28)	1,117	—
Asset backed securities	797	72	(2)	867	—
Foreign government bonds and obligations	184	30	—	214	—
U.S. government and agencies obligations	41	7	—	48	—
Total fixed maturities	22,711	2,750	(93)	25,368	(19)
Common stocks	2	2	—	4	1
Total	$22,713	$2,752	$(93)	$25,372	$(18)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,881	$2,167	$(7)	$17,041	$—
Residential mortgage backed securities	3,446	233	(58)	3,621	(24)
Commercial mortgage backed securities	2,717	287	—	3,004	—
State and municipal obligations	976	180	(34)	1,122	—
Asset backed securities	808	66	(3)	871	—
Foreign government bonds and obligations	188	36	—	224	—
U.S. government and agencies obligations	42	7	—	49	—
Total fixed maturities	23,058	2,976	(102)	25,932	(24)
Common stocks	2	2	—	4	1
Total	$23,060	$2,978	$(102)	$25,936	$(23)

(1)  Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At both March 31, 2013 and December 31, 2012, fixed maturity securities comprised approximately 84% of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2013 and

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

December 31, 2012, approximately $1.4 billion and $1.5 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	March 31, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,405	$5,846	23%	$5,680	$6,198	24%
AA	1,173	1,381	5	1,102	1,273	5
A	4,338	4,944	20	4,262	4,849	19
BBB	10,269	11,670	46	10,409	12,019	46
Below investment grade	1,526	1,527	6	1,605	1,593	6
Total fixed maturities	$22,711	$25,368	100%	$23,058	$25,932	100%

At March 31, 2013 and December 31, 2012, approximately 34% and 32%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	50	$546	$(7)	5	$49	$(3)	55	$595	$(10)
Residential mortgage backed securities	16	320	(5)	51	250	(47)	67	570	(52)
State and municipal obligations	—	—	—	2	105	(28)	2	105	(28)
Asset backed securities	2	12	—	4	59	(2)	6	71	(2)
Commercial mortgage backed securities	6	48	(1)	—	—	—	6	48	(1)
Total	74	$926	$(13)	62	$463	$(80)	136	$1,389	$(93)

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	50	$477	$(4)	6	$70	$(3)	56	$547	$(7)
Residential mortgage backed securities	6	107	—	56	293	(58)	62	400	(58)
State and municipal obligations	—	—	—	2	100	(34)	2	100	(34)
Asset backed securities	1	10	—	5	86	(3)	6	96	(3)
Total	57	$594	$(4)	69	$549	$(98)	126	$1,143	$(102)

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Beginning balance	$87	$106
Credit losses for which an other-than-temporary impairment was previously recognized	1	1
Reductions for securities sold during the period (realized)	(13)	(2)
Ending balance	$75	$105

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

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2012	$1,472	$(515)	$957
Net unrealized securities gains arising during the period(1)	65	(23)	42
Reclassification of net securities gains included in net income	(3)	1	(2)
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(5)	2	(3)
Balance at March 31, 2012	$1,529	$(535)	$994 (2)

Balance at January 1, 2013	$1,930	$(675)	$1,255
Net unrealized securities losses arising during the period(1)	(217)	76	(141)
Reclassification of net securities losses included in net income	1	(1)	—
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	98	(34)	64
Balance at March 31, 2013	$1,812	$(634)	$1,178 (2)

(1)         Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(2)         Includes $(12) million and $(18) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2013 and 2012, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Gross realized investment gains	$—	$4
Other-than-temporary impairments	(1)	(1)
Total	$(1)	$3

Other-than-temporary impairments for the three months ended March 31, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale securities by contractual maturity at March 31, 2013 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,547	$1,581
Due after one year through five years	4,099	4,437
Due after five years through 10 years	6,716	7,627
Due after 10 years	3,555	4,454
	15,917	18,099
Residential mortgage backed securities	3,419	3,577
Commercial mortgage backed securities	2,578	2,825
Asset backed securities	797	867
Common stocks	2	4
Total	$22,713	$25,372

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date.  As such, these securities, as well as common stocks, were not included in the maturities distribution.

Net investment income is summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Income on fixed maturities	$309	$342
Income on mortgage loans	51	35
Other investments	6	6
	366	383
Less: investment expenses	8	6
Total	$358	$377

5.              Financing Receivables

The Company’s financing receivables include commercial and residential mortgage loans, syndicated loans and policy loans.  Syndicated loans are reflected in other investments.  Policy loans do not exceed the cash surrender value of the policy at origination.  As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans.

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	March 31, 2013			March 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$26	$4	$30	$32	$5	$37
Charge-offs	—	—	—	—	(1)	(1)
Provisions	—	—	—	—	—	—
Ending balance	$26	$4	$30	$32	$4	$36
Individually evaluated for impairment	$5	$—	$5	$9	$—	$9
Collectively evaluated for impairment	21	4	25	23	4	27

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	March 31, 2013
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$46	$—	$2	$48
Collectively evaluated for impairment	2,455	890	292	3,637
Total	$2,501	$890	$294	$3,685

	December 31, 2012
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$39	$—	$—	$39
Collectively evaluated for impairment	2,442	934	303	3,679
Total	$2,481	$934	$303	$3,718

As of March 31, 2013 and December 31, 2012, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million and $10 million, respectively.

Residential mortgage loans are presented net of unamortized discount of $72 million and $80 million as of March 31, 2013 and December 31, 2012, respectively.

Purchases and sales of syndicated loans were as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Purchases	$22	$29
Sales	1	—

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $4 million as of March 31, 2013 and December 31, 2012, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% of total commercial mortgage loans at both March 31, 2013 and December 31, 2012. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
South Atlantic	$644	$625	26%	25%
Pacific	575	565	23	23
Mountain	266	262	11	11
East North Central	255	255	10	10
West North Central	205	216	8	9
Middle Atlantic	196	198	8	8
West South Central	162	159	6	6
New England	130	135	5	5
East South Central	68	66	3	3
	2,501	2,481	100%	100%
Less: allowance for loan losses	26	26
Total	$2,475	$2,455

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in millions)
Retail	$853	$822	34%	33%
Office	590	597	24	24
Industrial	439	449	18	18
Apartments	423	415	17	17
Hotel	35	36	1	1
Mixed use	33	42	1	2
Other	128	120	5	5
	2,501	2,481	100%	100%
Less: allowance for loan losses	26	26
Total	$2,475	$2,455

Residential Mortgage Loans

In October 2012, the Company purchased $954 million of residential mortgage loans at fair value from an affiliate, Ameriprise Bank, FSB.  The purchase price takes into account the credit quality of the loan portfolio resulting in no allowance for loan losses recorded at purchase. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate.  At a minimum, management updates FICO scores and LTV ratios semiannually.  As of March 31, 2013 and December 31, 2012, no allowance for loan losses was recorded.

As of March 31, 2013 and December 31, 2012, approximately 4% and 3%, respectively, of residential mortgage loans had FICO scores below 640.  At March 31, 2013 and December 31, 2012, approximately 1% and 7%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%.  The Company’s most significant geographic concentration for residential mortgage loans is in California representing 38% of the portfolio as of both March 31, 2013 and December 31, 2012.  No other state represents more than 10% of the total residential mortgage loan portfolio.

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both March 31, 2013 and December 31, 2012 were $2 million.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the three months ended March 31 and their recorded investment at March 31:

	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Residential mortgage loans	2	$—	—	$—
Syndicated loans	—	—	1	1
Total	2	$—	1	$1

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$2,373	$2,413
Capitalization of acquisition costs	62	67
Amortization	(59)	(17)
Impact of change in net unrealized securities losses (gains)	33	(19)
Balance at March 31	$2,409	$2,444

The balances of and changes in DSIC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$404	$464
Capitalization of sales inducement costs	2	2
Amortization	(12)	(2)
Impact of change in net unrealized securities losses (gains)	3	(4)
Balance at March 31	$397	$460

7.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Fixed annuities	$15,905	$16,075
Equity indexed annuity (“EIA”) accumulated host values	29	31
EIA embedded derivatives	3	2
Variable annuity fixed sub-accounts	4,832	4,843
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	319	799
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	23	103
Other variable annuity guarantees	13	13
Total annuities	21,124	21,866
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,767	2,760
Indexed universal life (“IUL”) accumulated host values	74	59
IUL embedded derivatives	61	45
VUL/UL insurance additional liabilities	296	294
Other life, disability income and long term care insurance	5,657	5,646
Total future policy benefits	29,979	30,670
Policy claims and other policyholders’ funds	145	132
Total future policy benefits and policy claims and other policyholders’ funds	$30,124	$30,802

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Separate account liabilities consisted of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Variable annuity variable sub-accounts	$66,121	$63,302
VUL insurance variable sub-accounts	6,368	6,051
Other insurance variable sub-accounts	43	42
Total	$72,532	$69,395

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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2013				December 31, 2012
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$48,049	$46,289	$41	63	$45,697	$43,942	$61	63
Five/six-year reset	11,382	8,874	78	63	11,233	8,722	115	63
One-year ratchet	7,552	7,126	61	65	7,367	6,933	106	65
Five-year ratchet	1,681	1,627	2	61	1,616	1,563	3	61
Other	978	952	48	68	912	885	62	68
Total — GMDB	$69,642	$64,868	$230	63	$66,825	$62,045	$347	63

GGU death benefit	$990	$939	$104	63	$958	$907	$93	63

GMIB	$432	$406	$56	66	$425	$399	$72	66

GMWB:
GMWB	$3,980	$3,962	$15	66	$3,898	$3,880	$34	66
GMWB for life	30,330	30,199	140	65	28,588	28,462	263	64
Total — GMWB	$34,310	$34,161	$155	65	$32,486	$32,342	$297	64

GMAB	$3,936	$3,924	$2	57	$3,773	$3,762	$5	57

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	—	(2)	(624)	(119)	17
Paid claims	(2)	—	—	—	(4)
Balance at March 31, 2012	$3	$7	$753	$118	$124

Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	1	—	(480)	(80)	17
Paid claims	(1)	—	—	—	(3)
Balance at March 31, 2013	$4	$9	$319	$23	$169

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31,	December 31,
	2013	2012
	(in millions)
Mutual funds:
Equity	$33,375	$32,054
Bond	26,477	26,165
Other	4,209	3,991
Total mutual funds	$64,061	$62,210

9.              Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $208 million and $518 million at March 31, 2013 and December 31, 2012, respectively. The amount of the Company’s liability including accrued interest as of March 31, 2013 and December 31, 2012 was $200 million and $501 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of both March 31, 2013 and December 31, 2012 was 0.4%.

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $389 million at March 31, 2013. The amount of the Company’s liability including accrued interest as of March 31, 2013 was $300 million.  The weighted average annualized interest rate on the FHLB advances held as of March 31, 2013 was 0.3%.

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

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,067	$1,653	$16,720
Residential mortgage backed securities	—	3,569	8	3,577
Commercial mortgage backed securities	—	2,657	168	2,825
State and municipal obligations	—	1,117	—	1,117
Asset backed securities	—	707	160	867
Foreign government bonds and obligations	—	214	—	214
U.S. government and agencies obligations	10	38	—	48
Total Available-for-Sale securities: Fixed maturities	10	23,369	1,989	25,368
Common stocks	2	2	—	4
Cash equivalents	—	137	—	137
Other assets:
Interest rate derivative contracts	—	1,937	—	1,937
Equity derivative contracts	339	867	—	1,206
Foreign currency derivative contracts	—	7	—	7
Total other assets	339	2,811	—	3,150
Separate account assets	—	72,532	—	72,532
Total assets at fair value	$351	$98,851	$1,989	$101,191

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
IUL embedded derivatives	—	61	—	61
GMWB and GMAB embedded derivatives	—	—	266	266
Total future policy benefits	—	64	266	330	(1)
Other liabilities:
Interest rate derivative contracts	—	1,421	—	1,421
Equity derivative contracts	141	1,768	—	1,909
Foreign currency derivative contracts	—	1	—	1
Total other liabilities	141	3,190	—	3,331
Total liabilities at fair value	$141	$3,254	$266	$3,661

(1)   The Company’s adjustment for nonperformance risk resulted in a $295 million cumulative decrease to the embedded derivative liability.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities					Future Policy
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Benefits: GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2013	$1,654	$23	$170	$156	$2,003	$(833)
Total gains (losses) included in:
Net income	—	—	—	1	1 (1)	618 (2)
Other comprehensive income	—	—	(2)	4	2	—
Purchases	54	—	—	—	54	—
Sales	—	—	—	—	—	—
Issues	—	—	—	—	—	(50)
Settlements	(55)	—	—	(1)	(56)	(1)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(15)	—	—	(15)	—
Balance, March 31, 2013	$1,653	$8	$168	$160	$1,989	$(266)

Changes in unrealized gains (losses) relating to assets and liabilities held at March 31, 2013 included in:
Net investment income	$—	$—	$—	$1	$1	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	609

(1)         Represents a $1 million gain included in net investment income in the Consolidated Statements of Income.

(2)         Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities								Future Policy Benefits:
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investments	Total		Common Stock	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2012	$1,342	$58	$16	$133	$14	$1,563		$—	$(1,585)
Total gains (losses) included in:
Net income	—	(2)	—	—	—	(2	)(1)	—	784 (2)
Other comprehensive income	4	5	—	—	1	10		—	—
Purchases	98	24	—	—	—	122		1	—
Sales	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	—		—	(39)
Settlements	(51)	(3)	—	—	—	(54)		—	—
Transfers into Level 3	—	—	—	7	—	7		—	—
Transfers out of Level 3	—	—	—	—	—	—		—	—
Balance, March 31, 2012	$1,393	$82	$16	$140	$15	$1,646		$1	$(840)

Changes in unrealized gains (losses) relating to assets and liabilities held at March 31, 2012 included in:
Net realized investment gains (losses)	$—	$2	$—	$—	$—	$2		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	769

(1)    Represents a $2 million loss included in net realized investment gains in the Consolidated Statements of Income.

(2)    Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its GMWB and GMAB embedded derivatives was $(65) million and $(115) million, net of DAC and DSIC amortization, for the three months ended March 31, 2013 and 2012, respectively.

Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third party pricing service with observable inputs.  Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.  The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.  For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,625	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% – 6.0% (2.0%)

GMWB and GMAB embedded derivatives	$266	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0.0% – 56.4%
			Surrender rate	0.0% – 56.3%
			Market volatility(2)	5.2% – 20.2%
			Nonperformance risk(3)	93 bps

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,624	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% – 8.5% (2.2%)

GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0.0% – 56.4%
			Surrender rate	0.0% – 56.3%
			Market volatility(2)	5.6% – 21.2%
			Nonperformance risk(3)	97 bps

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter  (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.  The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2013 and December 31, 2012.  See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2013 and December 31, 2012.  See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.

The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value.  All other financial instruments that are reported at fair value have been included above in the table with balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,365	$—	$—	$3,553	$3,553
Policy loans	752	—	—	686	686
Other investments	314	—	284	37	321
Restricted cash	75	75	—	—	75
Financial Liabilities
Future policy benefits	$14,548	$—	$—	$15,578	$15,578
Separate account liabilities	375	—	375	—	375
Line of credit with Ameriprise Financial	150	—	—	150	150
Short-term borrowings	500	—	500	—	500
Other liabilities	123	—	—	121	121

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,389	$—	$—	$3,568	$3,568
Policy loans	752	—	—	725	725
Other investments	309	—	292	24	316
Restricted cash	86	86	—	—	86
Financial Liabilities
Future policy benefits	$14,701	$—	$—	$15,982	$15,982
Separate account liabilities	360	—	360	—	360
Line of credit with Ameriprise Financial	150	—	—	150	150
Short-term borrowings	501	—	500	—	500
Other liabilities	144	—	—	142	142

Mortgage Loans, Net

The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities and characteristics including LTV ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition.  For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan.

The fair value of residential mortgage loans is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, loss severity and credit loss estimates, with discount rates based on the Company’s estimate of current market conditions.

Given the significant unobservable inputs to the valuation of mortgage loans, these measurements are classified as Level 3.

Policy Loans

The fair value of policy loans is determined using discounted cash flows and are classified as Level 3 as the discount rate used may be adjusted for the underlying performance of individual policies.

Other Investments

Other investments primarily consist of syndicated loans and an investment in FHLB.  The fair value of syndicated loans is obtained from a third party service or non-binding broker quotes.  Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and syndicated loans priced using a single non-binding broker quote are classified as Level 3.  The fair value of the investment in FHLB is approximated by the carrying value and classified as Level 3 due to restrictions on transfer or lack of liquidity.

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

Short-term borrowings

The fair value of short-term borrowings is obtained from a third party pricing service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk.  The fair value of short-term borrowings is classified as Level 2.

Other Liabilities

Other liabilities consist of future funding commitments to affordable housing partnerships.  The fair value of these future funding commitments is determined by discounting cash flows and is classified as Level 3 as the discount rate is adjusted.

11.       Offsetting Assets and Liabilities

Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets under U.S. GAAP. The Company’s derivative instruments and repurchase agreements are subject to master netting arrangements and collateral arrangements and meet the U.S. GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2013
		Gross	Amounts
	Gross	Amounts	of Assets	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Assets	Balance Sheets	Balance Sheets	Instruments(1)	Collateral	Collateral	Amount
	(in millions)
Derivatives:
OTC	$3,056	$—	$3,056	$(2,630)	$(150)	$(241)	$35
Exchange-traded	94	—	94	—	—	—	94
Total derivatives	$3,150	$—	$3,150	$(2,630)	$(150)	$(241)	$129

	December 31, 2012
		Gross	Amounts
	Gross	Amounts	of Assets	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Assets	Balance Sheets	Balance Sheets	Instruments(1)	Collateral	Collateral	Amount
	(in millions)
Derivatives:
OTC	$3,322	$—	$3,322	$(2,676)	$(262)	$(355)	$29
Exchange-traded	96	—	96	—	—	—	96
Total derivatives	$3,418	$—	$3,418	$(2,676)	$(262)	$(355)	$125

(1)         Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2013
		Gross	Amounts
	Gross	Amounts	of Liabilities	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments(1)	Collateral	Collateral	Amount
	(in millions)
OTC derivatives	$3,331	$—	$3,331	$(2,630)	$(67)	$(634)	$—
Repurchase agreements	200	—	200	—	—	(200)	—
Total	$3,531	$—	$3,531	$(2,630)	$(67)	$(834)	$—

	December 31, 2012
		Gross	Amounts
	Gross	Amounts	of Liabilities	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments(1)	Collateral	Collateral	Amount
	(in millions)
OTC derivatives	$3,279	$—	$3,279	$(2,676)	$(67)	$(532)	$4
Repurchase agreements	501	—	501	—	—	(501)	—
Total	$3,780	$—	$3,780	$(2,676)	$(67)	$(1,033)	$4

(1)         Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

In the tables above, the amounts of assets or liabilities presented in the Consolidated Balance Sheets are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral.  The actual amounts of collateral may be greater than amounts presented in the tables.

The Company’s freestanding derivative instruments are reflected in other assets and other liabilities.  Repurchase agreements are reflected in short-term borrowings.  See Note 12 for additional disclosures related to the Company’s derivative instruments and Note 9 for additional disclosures related to the Company’s repurchase agreements.

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

The Company’s freestanding derivatives are recorded at fair value and are reflected in other assets or other liabilities. The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 11 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

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

	March 31, 2013	December 31, 2012
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$634	$536
Fair value of embedded derivative liabilities	330	880
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$964	$1,416

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company currently uses derivatives as economic hedges and accounting hedges.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,937	$2,191	Other liabilities	$1,421	$1,486
Equity contracts	Other assets	1,192	1,215	Other liabilities	1,904	1,792
Foreign currency contracts	Other assets	7	6	Other liabilities	1	—
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	266	833
Total GMWB and GMAB		3,136	3,412		3,592	4,111
Other derivatives:
Equity
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	3	2
IUL	Other assets	14	6	Other liabilities	5	1
IUL embedded derivatives	Not applicable	—	—	Future policy benefits	61	45
Total other		14	6		69	48
Total derivatives		$3,150	$3,418		$3,661	$4,159

(1)         The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31:

		Amount of Gain (Loss) on Derivatives
Derivatives not designated	Location of Gain (Loss) on	Recognized in Income
as hedging instruments	Derivatives Recognized in Income	2013	2012
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(132)	$(225)
Equity contracts	Benefits, claims, losses and settlement expenses	(492)	(695)
Credit contracts	Benefits, claims, losses and settlement expenses	—	(3)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	5	4
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	567	745
Total GMWB and GMAB		(52)	(174)
Other derivatives:
Equity
EIA	Interest credited to fixed accounts	1	1
EIA embedded derivatives	Interest credited to fixed accounts	(1)	—
IUL	Interest credited to fixed accounts	4	—
IUL embedded derivatives	Interest credited to fixed accounts	3	—
Total other		7	1
Total derivatives		$(45)	$(173)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps.  At March 31, 2013 and December 31, 2012, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $146.1 billion and $142.1 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract.  The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2013(1)	$287	$47
2014	344	54
2015	317	53
2016	287	46
2017	237	40
2018-2027	780	104

(1)   2013 amounts represent the amounts payable and receivable for the period from April 1, 2013 to December 31, 2013.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA and IUL products have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.  The gross notional amount of EIA derivative contracts was $12 million and $10 million at March 31, 2013 and December 31, 2012, respectively. The gross notional amount of IUL derivative contracts was $255 million and $200 million at March 31, 2013 and December 31, 2012, respectively.

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

Cash Flow Hedges

The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the three months ended March 31, 2013, the Company held no derivatives that were designated as cash flow hedges.

At March 31, 2013, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the three months ended March 31, 2013 and 2012, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the three months ended March 31, 2013 and 2012, amounts recognized in earnings on derivative transactions that were ineffective were not material.

The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income:

	2013	2012
	(in millions)
Net unrealized derivative losses at January 1	$(21)	$(26)
Reclassification of realized losses(1)	2	2
Income tax benefit	(1)	(1)
Net unrealized derivative losses at March 31	$(20)	$(25)

(1)         Loss reclassified from AOCI to net investment income on the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is six years and relates to interest credited on forecasted fixed premium product sales.

Credit Risk

Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract.  To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management.  Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical.  See Note 11 for additional information on the Company’s credit exposure related to derivative assets.

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At March 31, 2013 and December 31, 2012, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $448 million and $364 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2013 and December 31, 2012 was $448 million and $360 million, respectively.  If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2013 and December 31, 2012 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $4 million, respectively.

13.  Shareholder’s Equity

The following table provides information related to amounts reclassified from AOCI for the three months ended March 31, 2013:

AOCI Reclassification	Location of Gain (Loss) Recognized in Income	Amount Reclassified from AOCI
		(in millions)
Net unrealized losses on Available-for-Sale securities	Net investment income	$1
Tax benefit	Income tax provision	(1)
Net of tax		$—

Losses on cash flow hedges:
Swaptions	Net investment income	$2
Tax benefit	Income tax provision	(1)
Net of tax		$1

The Company made adjustments to AOCI for the impact to DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains of $64 million, net of tax. See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

14.      Income Taxes

The Company’s effective tax rates were 18% and 10% for the three months ended March 31, 2013 and 2012, respectively.  The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income.  The increase in the effective rate for the three months ended March 31, 2013 compared to the prior year period is the result of higher pretax income and lower dividends received deduction.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize all of certain state net operating losses and therefore a valuation allowance of $5 million was established as of both March 31, 2013 and December 31, 2012.

As of both March 31, 2013 and December 31, 2012, the Company had $65 million of gross unrecognized tax benefits.  If recognized, approximately $8 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2013 and December 31, 2012 would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $63 million in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net increase of $2 million and a net reduction of $5 million in interest and penalties for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, the Company had a payable of $32 million and $30 million, respectively, related to accrued interest and penalties.

The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction and various state jurisdictions.  The Internal Revenue Service (“IRS”) had previously completed its field examination of the 1997 through 2007 tax returns in recent years.  However, for federal income tax purposes, these years except for 2007, continue to remain open as a consequence of certain unagreed-upon issues.  The IRS is in the process of completing the audit of the Company’s income tax returns for 2008 and 2009 and began auditing 2010 and 2011 in the fourth quarter of 2012.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for the years after 2008.

15.       Contingencies and Guarantees

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY.  At both March 31, 2013 and December 31, 2012, the estimated liability was $26 million and the related premium tax asset was $19 million. The expected period over which the assessments will be made and the related tax credits recovered is not known.

Uncertain economic conditions, heightened and sustained volatility in the financial markets and significant financial reform legislation may increase the likelihood that clients and other persons or regulators may present or threaten legal claims or that regulators increase the scope or frequency of examinations of the Company or the insurance industry generally.

ITEM 2.                MANAGEMENT’S NARRATIVE ANALYSIS

The following information should be read in conjunction with RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Part I, Item 1.  RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”.  This narrative analysis may contain forward-looking statements that reflect the Company’s plans, estimates and beliefs.  Actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to these differences include, but are not limited to, those discussed under “Forward-Looking Statements.”  The Company believes it is useful to read this narrative analysis in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 26, 2013 (“2012 10-K”), as well as its current reports on Form 8-K and other publicly available information.

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

Critical Accounting Policies

The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements.  Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations and, in some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements.  These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in the Company’s 2012 10-K.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table presents the Company’s consolidated results of operations (unaudited):

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Revenues
Premiums	$108	$112	$(4)	(4)%
Net investment income	358	377	(19)	(5)
Policy and contract charges	416	395	21	5
Other revenue	88	77	11	14
Net realized investment gains (losses)	(1)	3	(4)	NM
Total revenues	969	964	5	1
Benefits and expenses
Benefits, claims, losses and settlement expenses	235	350	(115)	(33)
Interest credited to fixed accounts	198	206	(8)	(4)
Amortization of deferred acquisition costs	59	17	42	NM
Other insurance and operating expenses	183	201	(18)	(9)
Total benefits and expenses	675	774	(99)	(13)
Pretax income	294	190	104	55
Income tax provision	54	19	35	NM
Net income	$240	$171	$69	40%

NM  Not Meaningful

Overview

Net income increased $69 million or 40% compared to the prior year period.  Pretax income increased $104 million or 55% compared to the prior year period primarily reflecting the impact of market appreciation and the market impact on variable annuity guaranteed living benefits (net of hedges and the related deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization), partially offset by the negative impact of the continued low interest rate environment. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $2 million for the first quarter of 2013 compared to an expense of $113 million for the prior year period.

Revenues

Total revenues increased $5 million or 1% compared to the prior year period.

Net investment income decreased $19 million or 5% compared to the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.

Policy and contract charges increased $21 million or 5% compared to the prior year period.  The increase is primarily due to higher separate account fees driven by higher average separate account balances.

Other revenue increased $11 million or 14% compared to the prior year period reflecting higher marketing support due to higher average separate account balances.

Net realized investment losses for the three months ended March 31, 2013 were $1 million compared to net realized investment gains of $3 million in the prior year period.  In the three months ended March 31, 2013, other-than-temporary impairments recognized in earnings were $1 million which primarily related to credit losses on non-agency residential mortgage backed securities. In the three months ended March 31, 2012, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $4 million offset by other-than-temporary impairments recognized in earnings of $1 million which related to credit losses on non-agency residential mortgage backed securities.

Benefits and Expenses

Total benefits and expenses decreased $99 million or 13% compared to the prior year period primarily due to a decrease in benefits, claims, losses and settlement expenses and other insurance and operating expenses partially offset by an increase in amortization of DAC.

Benefits, claims, losses and settlement expenses decreased $115 million, or 33%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), which was an expense of $1 million in the first quarter of 2013 compared to an expense of $149 million for the first quarter of 2012 partially offset by higher reserve funding related to higher fees from variable annuity guarantees and a $23 million benefit from variable annuity model changes in the prior year period. The market impact on DSIC was a benefit of $3 million in the first quarter 2013 compared to a benefit of $6 million in the prior year period.

Amortization of DAC increased $42 million to $59 million for the three months ended March 31, 2013 compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization). The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was an expense of $1 million for the first quarter of 2013 compared to a benefit of $36 million in the first quarter of 2012. The market impact on DAC was a benefit of $12 million for the first quarter of 2013 compared to a benefit of $20 million in the prior year period as a result of favorable equity market returns in the first quarter of 2013 compared to favorable equity and bond fund returns in the first quarter of 2012.

Other insurance and operating expenses decreased $18 million or 9% compared to the prior year period. The decrease is primarily due to a decrease in distribution expenses and allocated corporate overhead expenses.

Income Taxes

The Company’s effective tax rate was 18% for the three months ended March 31, 2013, compared to 10% for the three months ended March 31, 2012. The effective tax rate for both periods is lower than the statutory rates as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits in comparison to the levels of pretax income.  The increase in the effective tax rate for the three months ended March 31, 2013 compared to the prior year period is a result of higher pretax income and lower dividends received deduction.

It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on the income tax expense and the deferred tax balances of the company.

Market Risk

The Company’s primary market risk exposures are interest rate, equity price and credit risk.  Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its annuities and universal life (“UL”) insurance products, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.

The guaranteed benefits associated with the Company’s variable annuities are guaranteed minimum withdrawal benefit (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.

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

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of March 31, 2013.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(75)	$—	$(75)
DAC and DSIC amortization(1) (2)	(82)	—	(82)
Variable annuity riders:
GMDB and GMIB(2)	(53)	—	(53)
GMWB	(107)	128	21
GMAB	(46)	57	11
DAC and DSIC amortization(3)	N/A	N/A	(7)
Total variable annuity riders	(206)	185	(28)
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	5	(5)	—
Total	$(357)	$179	$(185)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(23)	$—	$(23)
Variable annuity riders:
GMWB	583	(561)	22
GMAB	34	(33)	1
DAC and DSIC amortization(3)	N/A	N/A	(5)
Total variable annuity riders	617	(594)	18
Fixed annuities, fixed portion of variable annuities and fixed insurance products	86	—	86
Indexed universal life insurance	6	—	6
Total	$686	$(594)	$87

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

The above results compare to an estimated negative net impact to pretax income of $203 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $78 million related to a 100 basis point increase in interest rates as of December 31, 2012.

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

Fair Value Measurements

The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents.  Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale.  The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available.  Broker quotes are obtained when quotes from pricing services are not available.  The Company validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 10 to the Consolidated Financial Statements for additional information on the Company’s fair value measurements.

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2013.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $154 million, net of DAC, DSIC and unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2013 credit spreads.

Liquidity and Capital Resources

Liquidity Strategy

The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial.  Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $1 billion.

The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at March 31, 2013 and December 31, 2012 was $200 million and $501 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.  RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings.  At March 31, 2013 and December 31, 2012, the Company had borrowings of $300 million and nil, respectively, from the FHLB which is collateralized with commercial mortgage backed securities.

The outstanding balance under the lines of credit with Ameriprise Financial was $150 million at both March 31, 2013 and December 31, 2012.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Cash dividends paid to Ameriprise Financial	$325	$225

During the three months ended March 31, 2013 and 2012, RiverSource Life Insurance Company made a cash contribution to RTA of $15 million and $53 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	March 31, 2013	December 31, 2012	December 31, 2012
	(in millions)
RiverSource Life Insurance Company	$3,018	$3,257	$620
RiverSource Life Insurance Co. of New York	262	256	44

(a)         Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)         Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments

There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2012 10-K.

Forward-Looking Statements

This report contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ materially from those described in these forward-looking statements.  Examples of such forward-looking statements include:

•                  statements of the Company’s plans, intentions, expectations, objectives, or goals, including those related to the introduction, cessation, terms or pricing of new or existing products and services and the consolidated tax rate;

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

•                  changes to the Company’s reputation that may arise from employee or Ameriprise Financial Services, Inc. advisor misconduct, legal or regulatory actions, improper management of conflicts of interest or otherwise;

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

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2012 10-K.

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2013.

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

PART II.               OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The information set forth in Note 15 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2012 10-K.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: May 1, 2013	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date: May 1, 2013	By	/s/ Brian J. McGrane
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

101*

The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Shareholder’s Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

*                                                     Filed electronically herewith.

E-1