Form 10-Q
period 2013-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2013-07-31
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions, except share amounts)

	June 30, 2013	December 31, 2012

Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2013, $22,667; 2012, $23,058)	$24,411	$25,932
Common stocks, at fair value (cost: 2013 and 2012, $2)	5	4
Mortgage loans, at amortized cost (less allowance for loan losses: 2013 and 2012, $26)	3,360	3,389
Policy loans	760	752
Other investments	762	743
Total investments	29,298	30,820

Cash and cash equivalents	264	336
Restricted cash	5	86
Reinsurance recoverables	2,123	2,047
Other receivables	300	203
Accrued investment income	284	291
Deferred acquisition costs	2,480	2,373
Deferred sales inducement costs	392	404
Other assets	3,624	3,793
Separate account assets	71,828	69,395

Total assets	$110,598	$109,748

Liabilities and Shareholder’s Equity
Liabilities:
Future policy benefits	$29,521	$30,670
Policy claims and other policyholders’ funds	137	132
Short-term borrowings	501	501
Line of credit with Ameriprise Financial, Inc.	150	150
Other liabilities	4,345	4,201
Separate account liabilities	71,828	69,395
Total liabilities	106,482	105,049

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,463	2,462
Retained earnings	891	1,000
Accumulated other comprehensive income, net of tax	759	1,234
Total shareholder’s equity	4,116	4,699

Total liabilities and shareholder’s equity	$110,598	$109,748

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Premiums	$106	$110	$214	$222
Net investment income	359	377	717	754
Policy and contract charges	434	404	850	799
Other revenues	88	81	176	158
Net realized investment losses	(1)	(3)	(2)	—
Total revenues	986	969	1,955	1,933
Benefits and expenses
Benefits, claims, losses and settlement expenses	307	244	542	594
Interest credited to fixed accounts	198	209	396	415
Amortization of deferred acquisition costs	75	83	134	100
Other insurance and operating expenses	190	190	373	391
Total benefits and expenses	770	726	1,445	1,500

Pretax income	216	243	510	433
Income tax provision	30	80	84	99

Net income	$186	$163	$426	$334

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(2)	$(6)	$(3)	$(9)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	1	—	1	2
Net impairment losses recognized in net realized investment losses	$(1)	$(6)	$(2)	$(7)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$186	$163	$426	$334
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(603)	135	(744)	177
Reclassification of net securities losses included in net income	1	2	1	—
Impact on deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	201	(59)	265	(62)
Total net unrealized gains (losses) on securities	(401)	78	(478)	115
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	2	1	3	2
Total net unrealized losses on derivatives	2	1	3	2
Total other comprehensive income (loss), net of tax	(399)	79	(475)	117
Total comprehensive income (loss)	$(213)	$242	$(49)	$451

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2012	$3	$2,461	$1,215	$931	$4,610
Comprehensive income:
Net income	—	—	334	—	334
Other comprehensive income, net of tax	—	—	—	117	117
Total comprehensive income					451
Cash dividend to Ameriprise Financial, Inc.	—	—	(550)	—	(550)

Balances at June 30, 2012	$3	$2,461	$999	$1,048	$4,511

Balances at January 1, 2013	$3	$2,462	$1,000	$1,234	$4,699
Comprehensive income (loss):
Net income	—	—	426	—	426
Other comprehensive loss, net of tax	—	—	—	(475)	(475)
Total comprehensive loss					(49)
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(535)	—	(535)

Balances at June 30, 2013	$3	$2,463	$891	$759	$4,116

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$426	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(12)	(6)
Deferred income tax expense (benefit)	12	(72)
Contractholder and policyholder charges, non-cash	(139)	(135)
Loss from equity method investments	8	12
Net realized investment gains	—	(7)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment losses	2	7
Change in operating assets and liabilities:
Deferred acquisition costs	—	(26)
Deferred sales inducement costs	27	18
Other investments, net	—	25
Future policy benefits	(692)	(54)
Policy claims and other policyholders’ funds	5	4
Derivatives, net of collateral	726	42
Reinsurance recoverables	(67)	(68)
Other receivables	26	(33)
Accrued investment income	7	3
Other, net	(114)	75
Net cash provided by operating activities	215	119

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	130	113
Maturities, sinking fund payments and calls	1,840	1,519
Purchases	(1,482)	(1,380)
Proceeds from sales, maturities and repayments of mortgage loans	352	120
Funding of mortgage loans	(310)	(95)
Proceeds from sales of other investments	79	55
Purchase of other investments	(124)	(163)
Purchase of land, buildings, equipment and software	(2)	(6)
Change in policy loans, net	(8)	(9)
Other, net	32	—
Net cash provided by investing activities	507	154

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(in millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Financing Activities
Policyholder and contractholder account values:
Considerations received	$649	$748
Net transfers to separate accounts	(44)	(24)
Surrenders and other benefits	(649)	(620)
Change in short-term borrowings, net	(1)	(7)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	268
Payments on line of credit with Ameriprise Financial, Inc.	—	(256)
Tax adjustment on share-based incentive compensation plan	1	—
Cash paid for purchased options with deferred premiums	(215)	(172)
Cash dividend to Ameriprise Financial, Inc.	(535)	(550)
Net cash used in financing activities	(794)	(613)
Net decrease in cash and cash equivalents	(72)	(340)
Cash and cash equivalents at beginning of period	336	828
Cash and cash equivalents at end of period	$264	$488
Supplemental Disclosures:
Income taxes paid, net	$84	$146
Interest paid on borrowings	2	2
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	28	22

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

The Company has reclassified certain prior year amounts in the Consolidated Statements of Cash Flows within operating activities to provide more detail related to derivatives. The Company previously classified the change in freestanding derivatives in the “Other, net” line, and the change in derivatives collateral in the “Derivatives collateral, net” line within operating cash flows. The Company reclassified the changes in freestanding derivatives, as well as the change in derivatives collateral, to a new line titled “Derivatives, net of collateral” within operating cash flows.

The interim financial information in this report has not been audited.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods have been made.  Except for the adjustment described below, all adjustments made were of a normal recurring nature.

In the second quarter of 2012, the Company made a correction for a tax item related to prior periods, which resulted in a $32 million decrease to net income. The Company discovered it had received incomplete data from a third party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. Management determined that the effect of this correction was not material to the Consolidated Financial Statements for all prior periods. The Company resolved the data issue and stopped the securities lending that negatively impacted its tax position.

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

Future Adoption of New Accounting Standards

Income Taxes

In July 2013, the FASB updated the accounting standard for income taxes. The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

3.              Variable Interest Entities

RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.

RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments.  The carrying values are reflected in other investments and were $427 million and $409 million as of June 30, 2013 and December 31, 2012, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $113 million and $144 million recorded in other liabilities as of June 30, 2013 and December 31, 2012, respectively, related to the future funding commitments for affordable housing partnerships.

4.              Investments

Available-for-Sale securities distributed by type were as follows:

	June 30, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,654	$1,431	$(80)	$16,005	$2
Residential mortgage backed securities	3,529	158	(82)	3,605	(20)
Commercial mortgage backed securities	2,453	177	(9)	2,621	—
State and municipal obligations	942	109	(29)	1,022	—
Asset backed securities	808	54	(4)	858	—
Foreign government bonds and obligations	241	18	(5)	254	—
U.S. government and agencies obligations	40	6	—	46	—
Total fixed maturities	22,667	1,953	(209)	24,411	(18)
Common stocks	2	3	—	5	2
Total	$22,669	$1,956	$(209)	$24,416	$(16)

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,881	$2,167	$(7)	$17,041	$—
Residential mortgage backed securities	3,446	233	(58)	3,621	(24)
Commercial mortgage backed securities	2,717	287	—	3,004	—
State and municipal obligations	976	180	(34)	1,122	—
Asset backed securities	808	66	(3)	871	—
Foreign government bonds and obligations	188	36	—	224	—
U.S. government and agencies obligations	42	7	—	49	—
Total fixed maturities	23,058	2,976	(102)	25,932	(24)
Common stocks	2	2	—	4	1
Total	$23,060	$2,978	$(102)	$25,936	$(23)

(1)     Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At June 30, 2013 and December 31, 2012, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2013 and December 31, 2012, approximately $1.4 billion and $1.5 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

	June 30, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,387	$5,666	23%	$5,680	$6,198	24%
AA	1,149	1,286	5	1,102	1,273	5
A	4,299	4,710	19	4,262	4,849	19
BBB	10,208	11,164	46	10,409	12,019	46
Below investment grade	1,624	1,585	7	1,605	1,593	6
Total fixed maturities	$22,667	$24,411	100%	$23,058	$25,932	100%

At June 30, 2013 and December 31, 2012, approximately 36% and 32%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	149	$2,033	$(74)	3	$41	$(6)	152	$2,074	$(80)
Residential mortgage backed securities	36	917	(37)	48	234	(45)	84	1,151	(82)
Commercial mortgage backed securities	20	198	(9)	—	—	—	20	198	(9)
State and municipal obligations	—	—	—	2	100	(29)	2	100	(29)
Asset backed securities	9	100	(3)	3	21	(1)	12	121	(4)
Foreign government bonds and obligations	25	93	(5)	—	—	—	25	93	(5)
Total	239	$3,341	$(128)	56	$396	$(81)	295	$3,737	$(209)

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	50	$477	$(4)	6	$70	$(3)	56	$547	$(7)
Residential mortgage backed securities	6	107	—	56	293	(58)	62	400	(58)
State and municipal obligations	—	—	—	2	100	(34)	2	100	(34)
Asset backed securities	1	10	—	5	86	(3)	6	96	(3)
Total	57	$594	$(4)	69	$549	$(98)	126	$1,143	$(102)

As part of the Company’s ongoing monitoring process, management determined that a majority of the gross unrealized losses on its Available-for-Sale securities are attributable to movement in interest rates.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance	$75	$105	$87	$106
Credit losses for which an other-than-temporary impairment was not previously recognized	—	1	—	1
Credit losses for which an other-than-temporary impairment was previously recognized	1	5	2	6
Reductions for securities sold during the period (realized)	(10)	(21)	(23)	(23)
Ending balance	$66	$90	$66	$90

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2012	$1,472	$(515)	$957
Net unrealized securities gains arising during the period(1)	272	(95)	177
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	(95)	33	(62)
Balance at June 30, 2012	$1,649	$(577)	$1,072	(2)

Balance at January 1, 2013	$1,930	$(675)	$1,255
Net unrealized securities losses arising during the period(1)	(1,129)	385	(744)
Reclassification of net securities losses included in net income	1	—	1
Impact on DAC, DSIC, benefit reserves and reinsurance recoverables	407	(142)	265
Balance at June 30, 2013	$1,209	$(432)	$777	(2)

(1)         Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

(2)         Includes $(9) million and $(20) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2013 and 2012, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Gross realized investment gains	$2	$4	$2	$8
Gross realized investment losses	(1)	(1)	(1)	(1)
Other-than-temporary impairments	(1)	(6)	(2)	(7)
Total	$—	$(3)	$(1)	$—

Other-than-temporary impairments for the three months and six months ended June 30, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.

Available-for-Sale securities by contractual maturity at June 30, 2013 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,293	$1,320
Due after one year through five years	4,387	4,700
Due after five years through 10 years	6,664	7,189
Due after 10 years	3,533	4,118
	15,877	17,327
Residential mortgage backed securities	3,529	3,605
Commercial mortgage backed securities	2,453	2,621
Asset backed securities	808	858
Common stocks	2	5
Total	$22,669	$24,416

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date.  As such, these securities, as well as common stocks, were not included in the maturities distribution.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net investment income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Income on fixed maturities	$303	$338	$612	$680
Income on mortgage loans	52	38	103	73
Other investments	11	7	17	13
	366	383	732	766
Less: investment expenses	7	6	15	12
Total	$359	$377	$717	$754

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

Allowance for Loan Losses

The following tables present a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	June 30, 2013			June 30, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$26	$4	$30	$32	$5	$37
Charge-offs	—	—	—	(2)	(1)	(3)
Ending balance	$26	$4	$30	$30	$4	$34
Individually evaluated for impairment	$7	$—	$7	$8	$—	$8
Collectively evaluated for impairment	19	4	23	22	4	26

The recorded investment in financing receivables by impairment method and type of loan was as follows:

	June 30, 2013
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$55	$—	$2	$57
Collectively evaluated for impairment	2,469	862	288	3,619
Total	$2,524	$862	$290	$3,676

	December 31, 2012
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$39	$—	$—	$39
Collectively evaluated for impairment	2,442	934	303	3,679
Total	$2,481	$934	$303	$3,718

As of June 30, 2013 and December 31, 2012, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $11 million and $10 million, respectively.

Residential mortgage loans are presented net of unamortized discount of $65 million and $80 million as of June 30, 2013 and December 31, 2012, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Purchases and sales of syndicated loans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Purchases	$37	$24	$59	$53
Sales	—	—	1	—

Credit Quality Information

Nonperforming loans, which are generally loans 90 days or more past due, were $18 million and $4 million as of June 30, 2013 and December 31, 2012, respectively.  All other loans were considered to be performing.

Commercial Mortgage Loans

The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% of total commercial mortgage loans at both June 30, 2013 and December 31, 2012. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
South Atlantic	$639	$625	25%	25%
Pacific	595	565	24	23
Mountain	260	262	10	11
East North Central	253	255	10	10
West North Central	209	216	8	9
Middle Atlantic	199	198	8	8
West South Central	165	159	7	6
New England	134	135	5	5
East South Central	70	66	3	3
	2,524	2,481	100%	100%
Less: allowance for loan losses	26	26
Total	$2,498	$2,455

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in millions)
Retail	$863	$822	34%	33%
Office	581	597	23	24
Industrial	443	449	18	18
Apartments	438	415	17	17
Mixed use	33	42	1	2
Hotel	26	36	1	1
Other	140	120	6	5
	2,524	2,481	100%	100%
Less: allowance for loan losses	26	26
Total	$2,498	$2,455

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Residential Mortgage Loans

In October 2012, the Company purchased $954 million of residential mortgage loans at fair value from an affiliate, Ameriprise Bank, FSB.  The purchase price takes into account the credit quality of the loan portfolio resulting in no allowance for loan losses recorded at purchase. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate.  At a minimum, management updates FICO scores and LTV ratios semiannually.  As of June 30, 2013 and December 31, 2012, no allowance for loan losses was recorded.

As of June 30, 2013 and December 31, 2012, approximately 4% and 3%, respectively, of residential mortgage loans had FICO scores below 640.  At June 30, 2013 and December 31, 2012, approximately 1% and 7%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%.  The Company’s most significant geographic concentration for residential mortgage loans is in California representing 38% of the portfolio as of both June 30, 2013 and December 31, 2012.  No other state represents more than 10% of the total residential mortgage loan portfolio.

Syndicated Loans

The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both June 30, 2013 and December 31, 2012 were $2 million.

Troubled Debt Restructurings

The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	3	$9	1	$1	3	$9	1	$1
Residential mortgage loans	—	—	—	—	2	—	—	—
Syndicated loans	—	—	—	—	—	—	1	1
Total	3	$9	1	$1	5	$9	2	$2

The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.              Deferred Acquisition Costs and Deferred Sales Inducement Costs

The balances of and changes in DAC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$2,373	$2,413
Capitalization of acquisition costs	134	126
Amortization	(134)	(100)
Impact of change in net unrealized securities losses (gains)	107	(35)
Balance at June 30	$2,480	$2,404

The balances of and changes in DSIC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$404	$464
Capitalization of sales inducement costs	3	4
Amortization	(30)	(22)
Impact of change in net unrealized securities losses (gains)	15	(6)
Balance at June 30	$392	$440

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.              Future Policy Benefits, Policy Claims and Other Policyholders’ Funds and Separate Account Liabilities

Future policy benefits and policy claims and other policyholders’ funds consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Fixed annuities	$15,649	$16,075
Equity indexed annuity (“EIA”) accumulated host values	27	31
EIA embedded derivatives	3	2
Variable annuity fixed sub-accounts	4,861	4,843
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	84	799
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	14	103
Other variable annuity guarantees	14	13
Total annuities	20,652	21,866
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,800	2,760
Indexed universal life (“IUL”) accumulated host values	97	59
IUL embedded derivatives	76	45
VUL/UL insurance additional liabilities	281	294
Other life, disability income and long term care insurance	5,615	5,646
Total future policy benefits	29,521	30,670
Policy claims and other policyholders’ funds	137	132
Total future policy benefits and policy claims and other policyholders’ funds	$29,658	$30,802

Separate account liabilities consisted of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Variable annuity variable sub-accounts	$65,479	$63,302
VUL insurance variable sub-accounts	6,308	6,051
Other insurance variable sub-accounts	41	42
Total	$71,828	$69,395

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2013				December 31, 2012
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$48,065	$46,279	$62	63	$45,697	$43,942	$61	63
Five/six-year reset	11,018	8,498	77	63	11,233	8,722	115	63
One-year ratchet	7,346	6,927	103	65	7,367	6,933	106	65
Five-year ratchet	1,661	1,606	4	62	1,616	1,563	3	61
Other	982	958	57	68	912	885	62	68
Total — GMDB	$69,072	$64,268	$303	63	$66,825	$62,045	$347	63

GGU death benefit	$980	$928	$102	64	$958	$907	$93	63

GMIB	$411	$387	$59	66	$425	$399	$72	66

GMWB:
GMWB	$3,828	$3,812	$48	67	$3,898	$3,880	$34	66
GMWB for life	30,634	30,488	453	64	28,588	28,462	263	64
Total — GMWB	$34,462	$34,300	$501	64	$32,486	$32,342	$297	64

GMAB	$3,888	$3,874	$5	57	$3,773	$3,762	$5	57

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

Changes in additional liabilities for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	2	—	(119)	(57)	33
Paid claims	(5)	(1)	—	—	(5)
Balance at June 30, 2012	$2	$8	$1,258	$180	$139

Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	3	—	(715)	(89)	36
Paid claims	(2)	—	—	—	(7)
Balance at June 30, 2013	$5	$9	$84	$14	$184

The liabilities for guaranteed benefits are supported by general account assets.

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30,	December 31,
	2013	2012
	(in millions)
Mutual funds:
Equity	$32,886	$32,054
Bond	25,495	26,165
Other	5,993	3,991
Total mutual funds	$64,374	$62,210

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

9.              Short-term Borrowings

The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $209 million and $518 million at June 30, 2013 and December 31, 2012, respectively. The amount of the Company’s liability including accrued interest as of June 30, 2013 and December 31, 2012 was $201 million and $501 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of both June 30, 2013 and December 31, 2012 was 0.4%.

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $376 million at June 30, 2013. The amount of the Company’s liability including accrued interest as of June 30, 2013 was $300 million.  The weighted average annualized interest rate on the FHLB advances held as of June 30, 2013 was 0.3%.

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

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$14,447	$1,558	$16,005
Residential mortgage backed securities	—	3,555	50	3,605
Commercial mortgage backed securities	—	2,457	164	2,621
State and municipal obligations	—	1,022	—	1,022
Asset backed securities	—	704	154	858
Foreign government bonds and obligations	—	254	—	254
U.S. government and agencies obligations	9	37	—	46
Total Available-for-Sale securities: Fixed maturities	9	22,476	1,926	24,411
Common stocks	2	3	—	5
Cash equivalents	—	213	—	213
Other assets:
Interest rate derivative contracts	—	1,638	—	1,638
Equity derivative contracts	326	1,094	—	1,420
Credit derivative contracts	—	7	—	7
Foreign currency derivative contracts	—	4	—	4
Total other assets	326	2,743	—	3,069
Separate account assets	—	71,828	—	71,828
Total assets at fair value	$337	$97,263	$1,926	$99,526

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$3	$—	$3
IUL embedded derivatives	—	—	76	76
GMWB and GMAB embedded derivatives	—	—	11	11
Total future policy benefits	—	3	87	90	(1)
Other liabilities:
Interest rate derivative contracts	—	1,483	—	1,483
Equity derivative contracts	269	1,827	—	2,096
Total other liabilities	269	3,310	—	3,579
Total liabilities at fair value	$269	$3,313	$87	$3,669

(1)    The Company’s adjustment for nonperformance risk resulted in a $263 million cumulative decrease to the embedded derivative liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Fixed maturities:
Corporate debt securities	$—	$15,387	$1,654	$17,041
Residential mortgage backed securities	—	3,598	23	3,621
Commercial mortgage backed securities	—	2,834	170	3,004
State and municipal obligations	—	1,122	—	1,122
Asset backed securities	—	715	156	871
Foreign government bonds and obligations	—	224	—	224
U.S. government and agencies obligations	10	39	—	49
Total Available-for-Sale securities: Fixed maturities	10	23,919	2,003	25,932
Common stocks	2	2	—	4
Cash equivalents	—	264	—	264
Other assets:
Interest rate derivative contracts	—	2,191	—	2,191
Equity derivative contracts	285	936	—	1,221
Foreign currency derivative contracts	—	6	—	6
Total other assets	285	3,133	—	3,418
Separate account assets	—	69,395	—	69,395
Total assets at fair value	$297	$96,713	$2,003	$99,013

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	—	45	45
GMWB and GMAB embedded derivatives	—	—	833	833
Total future policy benefits	—	2	878	880	(1)
Other liabilities:
Interest rate derivative contracts	—	1,486	—	1,486
Equity derivative contracts	258	1,535	—	1,793
Total other liabilities	258	3,021	—	3,279
Total liabilities at fair value	$258	$3,023	$878	$4,159

(1)    The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivative liability.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives	Total
				(in millions)
Balance, April 1, 2013	$1,653	$8	$168	$160	$1,989		$(61)		$(266)	$(327)
Total gains (losses) included in:
Net income	(1)	—	—	—	(1	)(1)	(2	)(2)	306 (3)	304
Other comprehensive loss	(35)	—	(4)	3	(36)		—		—	—
Purchases	20	42	—	—	62		—		—	—
Sales	—	—	—	—	—		—		—	—
Issues	—	—	—	—	—		(13)		(53)	(66)
Settlements	(79)	—	—	—	(79)		—		2	2
Transfers into Level 3	—	—	—	—	—		—		—	—
Transfers out of Level 3	—	—	—	(9)	(9)		—		—	—
Balance, June 30, 2013	$1,558	$50	$164	$154	$1,926		$(76)		$(11)	$(87)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2013 included in:
Benefits, claims, losses and settlement expenses	$—	$—	$—	$—	$—		$—		$299	$299
Interest credited to fixed accounts	—	—	—	—	—		(2)		—	(2)

(1)             Represents a $1 million loss included in net investment income in the Consolidated Statements of Income.

(2)             Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)             Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities								Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		Common Stock	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, April 1, 2012	$1,393	$82	$16	$140	$15	$1,646		$1	$(840)
Total gains (losses) included in:
Net income	—	(5)	—	—	—	(5	)(1)	—	(528	)(2)
Other comprehensive income	1	4	—	—	—	5		—	—
Purchases	95	—	8	—	—	103		—	—
Sales	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	—		—	(43)
Settlements	(43)	(3)	—	—	—	(46)		—	5
Transfers into Level 3	10	5	—	—	—	15		—	—
Transfers out of Level 3	—	(24)	—	—	(15)	(39)		(1)	—
Balance, June 30, 2012	$1,456	$59	$24	$140	$—	$1,679		$—	$(1,406)

Changes in unrealized losses relating to assets and liabilities held at June 30, 2012 included in:
Net realized investment losses	$—	$(5)	$—	$—	$—	$(5)		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	(535)

(1)              Represents a $5 million loss included in net realized investment losses in the Consolidated Statements of Income.

(2)              Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities					Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives	Total
	(in millions)
Balance, January 1, 2013	$1,654	$23	$170	$156	$2,003	$(45)		$(833)	$(878)
Total gains (losses) included in:
Net income	(1)	—	—	1	— (1)	(6	)(2)	924 (3)	918
Other comprehensive loss	(35)	—	(6)	7	(34)	—		—	—
Purchases	74	42	—	—	116	—		—	—
Sales	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	(25)		(103)	(128)
Settlements	(134)	—	—	(1)	(135)	—		1	1
Transfers into Level 3	—	—	—	—	—	—		—	—
Transfers out of Level 3	—	(15)	—	(9)	(24)	—		—	—
Balance, June 30, 2013	$1,558	$50	$164	$154	$1,926	$(76)		$(11)	$(87)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2013 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		908	908
Interest credited to fixed accounts	—	—	—	—	—	(6)		—	(6)

(1)   Included in net investment income in the Consolidated Statements of Income.

(2)   Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)   Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities								Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		Common Stock	GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2012	$1,342	$58	$16	$133	$14	$1,563		$—	$(1,585)
Total gains (losses) included in:
Net income	—	(7)	—	—	—	(7	)(1)	—	256 (2)
Other comprehensive income	5	9	—	1	1	16		—	—
Purchases	193	24	8	—	—	225		1	—
Sales	—	—	—	—	—	—		—	—
Issues	—	—	—	—	—	—		—	(82)
Settlements	(94)	(6)	—	(1)	—	(101)		—	5
Transfers into Level 3	10	5	—	7	—	22		—	—
Transfers out of Level 3	—	(24)	—	—	(15)	(39)		(1)	—
Balance, June 30, 2012	$1,456	$59	$24	$140	$—	$1,679		$—	$(1,406)

Changes in unrealized gains (losses) relating to assets and liabilities held at June 30, 2012 included in:
Net investment income	$(1)	$—	$—	$1	$—	$—		$—	$—
Net realized investment losses	—	(6)	—	—	—	(6)		—	—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	234

(1)       Represents a $7 million loss included in net realized investment losses in the Consolidated Statements of Income.

(2)       Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(28) million and $119 million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the three months ended June 30, 2013 and 2012, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(90) million and $6 million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the six months ended June 30, 2013 and 2012, respectively.

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

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,529	Discounted cash flow	Yield/spread to U.S. Treasuries	0.5% – 5.8% (1.9%)

IUL embedded derivatives	$76	Discounted cash flow	Nonperformance risk(3)	96	bps

GMWB and GMAB embedded derivatives	$11	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0.0% – 56.4%
			Surrender rate	0.0% – 56.3%
			Market volatility(2)	5.5% – 21.2%
			Nonperformance risk(3)	96	bps

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in millions)
Corporate debt securities (private placements)	$1,624	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1% – 8.5% (2.2%)

IUL embedded derivatives	$45	Discounted cash flow	Nonperformance risk(3)	97	bps

GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed
			withdrawals(1)	0.0% – 56.4%
			Surrender rate	0.0% – 56.3%
			Market volatility(2)	5.6% – 21.2%
			Nonperformance risk(3)	97	bps

(1)   The utilization of the guaranteed withdrawals represents the percentage of policyholders that will begin withdrawing in any given year.

(2)   Market volatility is implied volatility of fund of funds.

(3)   The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

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

Significant increases (decreases) in nonperformance risk used in the fair value measurement of the IUL embedded derivatives in isolation would result in a significantly lower (higher) fair value measurement.

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

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

Other Assets

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter  (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.  The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2013 and December 31, 2012.  See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivative liability associated with the provisions of its EIA and IUL products.  Significant inputs to the EIA calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2.  The fair value of the IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value of the liability, the IUL embedded derivatives are classified as Level 3. The embedded derivative liabilities attributable to these provisions are recorded in future policy benefits.

The Company’s Corporate Actuarial Department calculates the fair value of the embedded derivatives on a monthly basis. During this process, control checks are performed to validate the completeness of the data. Actuarial management approves various components of the valuation along with the final results. The change in the fair value of the embedded derivatives is reviewed monthly with senior management. The Level 3 inputs into the valuation are consistent with the pricing assumptions and updated as experience develops.  Significant unobservable inputs that reflect policyholder behavior are reviewed quarterly along with other valuation assumptions.

Other Liabilities

Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2013 and December 31, 2012.  See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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

	June 30, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,360	$—	$—	$3,447	$3,447
Policy loans	760	—	—	753	753
Other investments	309	—	278	35	313
Restricted cash	5	5	—	—	5
Financial Liabilities
Future policy benefits	$14,389	$—	$—	$14,972	$14,972
Separate account liabilities	371	—	371	—	371
Line of credit with Ameriprise Financial	150	—	—	150	150
Short-term borrowings	501	—	501	—	501
Other liabilities	113	—	—	111	111

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,389	$—	$—	$3,568	$3,568
Policy loans	752	—	—	725	725
Other investments	309	—	292	24	316
Restricted cash	86	86	—	—	86
Financial Liabilities
Future policy benefits	$14,701	$—	$—	$15,982	$15,982
Separate account liabilities	360	—	360	—	360
Line of credit with Ameriprise Financial	150	—	—	150	150
Short-term borrowings	501	—	500	—	500
Other liabilities	144	—	—	142	142

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

11.       Offsetting Assets and Liabilities

Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets under GAAP. The Company’s derivative instruments and repurchase agreements are subject to master netting arrangements and collateral arrangements and meet the GAAP guidance to qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2013
		Gross	Amounts
	Gross	Amounts	of Assets	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Assets	Balance Sheets	Balance Sheets	Instruments(1)	Collateral	Collateral	Amount
	(in millions)
Derivatives:
OTC	$2,959	$—	$2,959	$(2,757)	$(122)	$(55)	$25
Exchange-traded	110	—	110	—	—	—	110
Total derivatives	$3,069	$—	$3,069	$(2,757)	$(122)	$(55)	$135

	December 31, 2012
		Gross	Amounts
	Gross	Amounts	of Assets	Gross Amounts Not Offset
	Amounts of	Offset in the	Presented in	in the Consolidated Balance Sheets
	Recognized	Consolidated	the Consolidated	Financial	Cash	Securities	Net
	Assets	Balance Sheets	Balance Sheets	Instruments(1)	Collateral	Collateral	Amount
	(in millions)
Derivatives:
OTC	$3,322	$—	$3,322	$(2,676)	$(262)	$(355)	$29
Exchange-traded	96	—	96	—	—	—	96
Total derivatives	$3,418	$—	$3,418	$(2,676)	$(262)	$(355)	$125

(1)   Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2013
	Gross Amounts of	Gross Amounts Offset in the	Amounts of Liabilities Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized Liabilities	Consolidated Balance Sheets	the Consolidated Balance Sheets	Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
OTC derivatives	$3,579	$—	$3,579	$(2,757)	$(6)	$(811)	$5
Repurchase agreements	201	—	201	—	—	(201)	—
Total	$3,780	$—	$3,780	$(2,757)	$(6)	$(1,012)	$5

	December 31, 2012
	Gross Amounts of	Gross Amounts Offset in the	Amounts of Liabilities Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Recognized Liabilities	Consolidated Balance Sheets	the Consolidated Balance Sheets	Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
OTC derivatives	$3,279	$—	$3,279	$(2,676)	$(67)	$(532)	$4
Repurchase agreements	501	—	501	—	—	(501)	—
Total	$3,780	$—	$3,780	$(2,676)	$(67)	$(1,033)	$4

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

	June 30, 2013	December 31, 2012
	(in millions)
Fair value of OTC derivative liabilities after application of master netting agreements and cash collateral	$816	$536
Fair value of embedded derivative liabilities	90	880
Fair value of derivative liabilities after application of master netting agreements and cash collateral	$906	$1,416

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company currently uses derivatives as economic hedges and accounting hedges.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,638	$2,191	Other liabilities	$1,483	$1,486
Equity contracts	Other assets	1,404	1,215	Other liabilities	2,090	1,792
Credit contracts	Other assets	7	—	Other liabilities	—	—
Foreign currency contracts	Other assets	4	6	Other liabilities	—	—
Embedded derivatives(1)	Not applicable	—	—	Future policy benefits	11	833
Total GMWB and GMAB		3,053	3,412		3,584	4,111
Other derivatives:
Equity
EIA embedded derivatives	Not applicable	—	—	Future policy benefits	3	2
IUL	Other assets	16	6	Other liabilities	6	1
IUL embedded derivatives	Not applicable	—	—	Future policy benefits	76	45
Total other		16	6		85	48
Total derivatives		$3,069	$3,418		$3,669	$4,159

(1)             The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated

Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated	Location of Gain (Loss) on	Three Months Ended June 30,		Six Months Ended June 30,
as hedging instruments	Derivatives Recognized in Income	2013	2012	2013	2012
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(380)	$328	$(512)	$103
Equity contracts	Benefits, claims, losses and settlement expenses	12	188	(480)	(507)
Credit contracts	Benefits, claims, losses and settlement expenses	8	1	8	(2)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	2	(3)	7	1
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	255	(566)	822	179
Total GMWB and GMAB		(103)	(52)	(155)	(226)
Other derivatives:
Equity
EIA	Interest credited to fixed accounts	—	—	1	1
EIA embedded derivatives	Interest credited to fixed accounts	—	—	(1)	—
IUL	Interest credited to fixed accounts	2	—	6	—
IUL embedded derivatives	Interest credited to fixed accounts	2	—	5	—
Total other		4	—	11	1
Total derivatives		$(99)	$(52)	$(144)	$(225)

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

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps.  At June 30, 2013 and December 31, 2012, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $153.5 billion and $142.1 billion, respectively.

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2013(1)	$182	$29
2014	343	58
2015	316	56
2016	286	49
2017	236	43
2018-2027	778	107

(1)   2013 amounts represent the amounts payable and receivable for the period from July 1, 2013 to December 31, 2013.

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

EIA and IUL products have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.  The gross notional amount of EIA derivative contracts was $13 million and $10 million at June 30, 2013 and December 31, 2012, respectively. The gross notional amount of IUL derivative contracts was $327 million and $200 million at June 30, 2013 and December 31, 2012, respectively.

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

Cash Flow Hedges

The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the six months ended June 30, 2013, the Company held no derivatives that were designated as cash flow hedges.

At June 30, 2013, the Company expects to reclassify $5 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the six months ended June 30, 2013 and 2012, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the six months ended June 30, 2013 and 2012, amounts recognized in earnings on derivative transactions that were ineffective were not material.

The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income (loss):

	2013	2012
	(in millions)
Net unrealized derivative losses at January 1	$(21)	$(26)
Reclassification of realized losses(1)	4	3
Income tax benefit	(1)	(1)
Net unrealized derivative losses at June 30	$(18)	$(24)

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

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At June 30, 2013 and December 31, 2012, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $425 million and $364 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2013 and December 31, 2012 was $420 million and $360 million, respectively.  If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2013 and December 31, 2012 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $5 million and $4 million, respectively.

13.  Shareholder’s Equity

The following table provides information related to amounts reclassified from AOCI:

		Amount Reclassified from AOCI
AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
		(in millions)
Net unrealized losses on Available-for-Sale securities	Net investment income	$—	$1
Tax expense	Income tax provision	1	—
Net of tax		$1	$1

Losses on cash flow hedges:
Swaptions	Net investment income	$2	$4
Tax benefit	Income tax provision	—	(1)
Net of tax		$2	$3

The Company made adjustments to AOCI for the impact to DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities losses of $201 million and $265 million, net of tax, for the three months and six months ended June 30, 2013, respectively. See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

14.       Income Taxes

The Company’s effective tax rates were 14% and 16% for the three months and six months ended June 30, 2013, respectively.  The Company’s effective tax rates were 33% and 23% for the three months and six months ended June 30, 2012, respectively.  The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits.  The decrease in the effective rates for the three months and six months ended June 30, 2013 compared to the prior year periods is the result of a $32 million correction of tax related to securities lending activities in 2012.

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in deferred tax assets is a significant deferred tax asset relating to capital losses that

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize all of certain state net operating losses and therefore a valuation allowance of $5 million was established as of both June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, the Company had $77 million and $65 million, respectively, of gross unrecognized tax benefits.  If recognized, approximately $20 million and $8 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2013 and December 31, 2012, respectively, would affect the effective tax rate.

It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $75 million in the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net increase of $1 million and $3 million in interest and penalties for the three months and six months ended June 30, 2013, respectively.  The Company recognized a net increase of $1 million and a net decrease of $4 million in interest and penalties for the three months and six months ended June 30, 2012, respectively.  As of June 30, 2013 and December 31, 2012, the Company had a payable of $33 million and $30 million, respectively, related to accrued interest and penalties.

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

During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY.  At June 30, 2013 and December 31, 2012, the estimated liability was $22 million and $26 million, respectively, and the related premium tax asset was $17 million and $19 million, respectively. The Company has recently received assessments related to ELNY from some of the state guaranty fund associations, however, the expected period over which all of the assessments will be made and the related tax credits recovered is not known.

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

Consolidated Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table presents the Company’s consolidated results of operations (unaudited):

	Six Months Ended June 30,
	2013	2012	Change
		(in millions)
Revenues
Premiums	$214	$222	$(8)	(4)%
Net investment income	717	754	(37)	(5)
Policy and contract charges	850	799	51	6
Other revenue	176	158	18	11
Net realized investment losses	(2)	—	(2)	NM
Total revenues	1,955	1,933	22	1

Benefits and expenses
Benefits, claims, losses and settlement expenses	542	594	(52)	(9)
Interest credited to fixed accounts	396	415	(19)	(5)
Amortization of deferred acquisition costs	134	100	34	34
Other insurance and operating expenses	373	391	(18)	(5)
Total benefits and expenses	1,445	1,500	(55)	(4)
Pretax income	510	433	77	18
Income tax provision	84	99	(15)	(15)
Net income	$426	$334	$92	28%

NM  Not Meaningful

Overview

Net income increased $92 million or 28% compared to the prior year period.  Pretax income increased $77 million or 18% compared to the prior year period primarily reflecting the impact of market appreciation and the market impact on variable annuity guaranteed living benefits (net of hedges and the related deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization), partially offset by the negative impact of the continued low interest rate environment. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $45 million for the six months ended June 30, 2013 compared to an expense of $129 million for the prior year period. Results for the prior year period included a $32 million unfavorable impact from a tax-related item for an out-of-period correction in the second quarter of 2012.

Revenues

Total revenues increased $22 million or 1% compared to the prior year period.

Net investment income decreased $37 million or 5% compared to the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.

Policy and contract charges increased $51 million or 6% compared to the prior year period.  The increase is primarily due to higher separate account fees driven by higher average separate account balances and higher fee rates.

Other revenue increased $18 million or 11% compared to the prior year period reflecting higher marketing support due to higher average separate account balances.

Net realized investment losses for the six months ended June 30, 2013 were $2 million.  In the six months ended June 30, 2013, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $1 million offset by other-than-temporary impairments recognized in earnings were $2 million which primarily related to credit losses on non-agency residential mortgage backed securities.

Benefits and Expenses

Total benefits and expenses decreased $55 million or 4% compared to the prior year period primarily due to a decrease in benefits, claims, losses and settlement expenses, interest credited to fixed accounts and other insurance and operating expenses partially offset by an increase in amortization of DAC.

Benefits, claims, losses and settlement expenses decreased $52 million, or 9%, compared to the prior year period primarily due to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), which was an expense of $52 million for the six months ended June 30, 2013 compared to an expense of $160 million for the prior year period, partially offset by higher reserve funding related to higher fees from variable annuity guarantees, higher reserves associated with unlocking of interest rate assumptions in the third quarter of 2012, an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods, a $9  million benefit from a life insurance reserve release in the prior year period and an $8 million benefit from valuation model updates and enhancements in the prior year period. The market impact on DSIC was nil in the first half of 2013 compared to a benefit of $3 million in the prior year period.

Interest credited to fixed accounts decreased $19 million, or 5%, compared to the prior year period driven by lower average fixed annuity account balances. Average fixed annuities contract accumulation values decreased $465 million, or 3%, to $13.7 billion for the six months ended June 30, 2013 compared to the prior year period due to net outflows. Fixed annuities remain in net outflows due to low client demand given the interest rate environment.

Amortization of DAC increased $34 million or 34%, compared to the prior year period primarily due to the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization), as well as higher variable annuity DAC amortization associated with unlocking of interest rate assumptions in the third quarter of 2012. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $7 million for the six months ended June 30, 2013 compared to a benefit of $31 million in the prior year period. The market impact on DAC was a benefit of $3 million for the six months ended June 30, 2013 compared to a benefit of $11 million in the prior year period as a result of favorable equity market returns largely offset by unfavorable bond fund returns in the first half of 2013 compared to favorable equity and bond fund returns in the first half of 2012.

Other insurance and operating expenses decreased $18 million or 5% compared to the prior year period. The decrease is primarily due to a decrease in direct operating expenses and a net $6 million charge in the prior year period for future assessments from state insurance guaranty funds primarily associated with the liquidation of Executive Life Insurance Company of New York. See Note 15 to the Consolidated Financial Statements for additional information on insurance industry guaranty fund assessments.

Income Taxes

The Company’s effective tax rate was 16% for the six months ended June 30, 2013, compared to 23% for the six months ended June 30, 2012. The effective tax rate for both periods is lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits.  The decrease in the effective tax rate for the six months ended June 30, 2013 compared to the prior year period is a result of a $32 million correction of tax related to securities lending activities in 2012.

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

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of June 30, 2013.

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(74)	$—	$(74)
DAC and DSIC amortization(1) (2)	(97)	—	(97)
Variable annuity riders:
GMDB and GMIB(2)	(64)	—	(64)
GMWB	(143)	150	7
GMAB	(45)	46	1
DAC and DSIC amortization(3)	N/A	N/A	(3)
Total variable annuity riders	(252)	196	(59)
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	5	(6)	(1)
Total	$(417)	$189	$(231)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(22)	$—	$(22)
Variable annuity riders:
GMWB	490	(462)	28
GMAB	31	(30)	1
DAC and DSIC amortization(3)	N/A	N/A	(5)
Total variable annuity riders	521	(492)	24
Fixed annuities, fixed portion of variable annuities and fixed insurance products	49	—	49
Indexed universal life insurance	8	—	8
Total	$556	$(492)	$59

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

Fair Value of Liabilities and Nonperformance Risk

Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2013.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $133 million, net of DAC, DSIC and unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on June 30, 2013 credit spreads.

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

The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at June 30, 2013 and December 31, 2012 was $201 million and $501 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.  RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings.  At June 30, 2013 and December 31, 2012, the Company had borrowings of $300 million and nil, respectively, from the FHLB which is collateralized with commercial mortgage backed securities.

The outstanding balance under the lines of credit with Ameriprise Financial was $150 million at both June 30, 2013 and December 31, 2012.

The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity

Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2013	2012
	(in millions)
Cash dividends paid to Ameriprise Financial	$535	$550
Cash dividends received from RiverSource Life of NY	25	30

During the six months ended June 30, 2013 and 2012, RiverSource Life Insurance Company made a cash contribution to RTA of $15 million and $53 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.

Regulatory Capital

RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital (a)		Regulatory Capital Requirement(b)
	June 30, 2013	December 31, 2012	December 31, 2012
		(in millions)
RiverSource Life Insurance Company	$2,809	$3,257	$620
RiverSource Life Insurance Co. of New York	237	256	44

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2013.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date: July 31, 2013	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date: July 31, 2013	By	/s/ Brian J. McGrane
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

101*

The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Shareholder’s Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

*                     Filed electronically herewith.

E-1