Form 10-Q
period 2013-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2013-11-05
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock (par value $30 per share)	100,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2013	December 31, 2012
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2013, $22,790; 2012, $23,058)	$24,425	$25,932
Common stocks, at fair value (cost: 2013 and 2012, $2)	5	4
Mortgage loans, at amortized cost (less allowance for loan losses: 2013, $24; and 2012, $26)	3,332	3,389
Policy loans	768	752
Other investments	771	743
Total investments	29,301	30,820
Cash and cash equivalents	241	336
Restricted cash	—	86
Reinsurance recoverables	2,141	2,047
Other receivables	190	203
Accrued investment income	273	291
Deferred acquisition costs	2,583	2,373
Deferred sales inducement costs	412	404
Other assets	3,628	3,793
Separate account assets	74,512	69,395
Total assets	$113,281	$109,748
Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances and future policy benefits	$29,342	$30,670
Policy claims and other policyholder funds	162	132
Short-term borrowings	500	501
Line of credit with Ameriprise Financial, Inc.	150	150
Other liabilities	4,425	4,201
Separate account liabilities	74,512	69,395
Total liabilities	109,091	105,049
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,463	2,462
Retained earnings	1,016	1,000
Accumulated other comprehensive income, net of tax	708	1,234
Total shareholder’s equity	4,190	4,699
Total liabilities and shareholder’s equity	$113,281	$109,748
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Premiums	$106	$111	$320	$333
Net investment income	350	364	1,067	1,118
Policy and contract charges	424	373	1,274	1,172
Other revenues	90	84	266	242
Net realized investment gains	5	1	3	1
Total revenues	975	933	2,930	2,866
Benefits and expenses
Benefits, claims, losses and settlement expenses	297	376	839	970
Interest credited to fixed accounts	204	206	600	621
Amortization of deferred acquisition costs	(32)	52	102	152
Other insurance and operating expenses	182	185	555	576
Total benefits and expenses	651	819	2,096	2,319
Pretax income	324	114	834	547
Income tax provision	59	13	143	112
Net income	$265	$101	$691	$435
Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(7)	$—	$(10)	$(9)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	5	(5)	6	(3)
Net impairment losses recognized in net realized investment gains	$(2)	$(5)	$(4)	$(12)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$265	$101	$691	$435
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(67)	309	(811)	486
Reclassification of net securities gains included in net income	(3)	—	(2)	—
Impact of deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	18	(112)	283	(174)
Total net unrealized gains (losses) on securities	(52)	197	(530)	312
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	1	2	4	4
Total net unrealized losses on derivatives	1	2	4	4
Total other comprehensive income (loss), net of tax	(51)	199	(526)	316
Total comprehensive income	$214	$300	$165	$751
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2012	$3	$2,461	$1,215	$931	$4,610
Comprehensive income:
Net income	—	—	435	—	435
Other comprehensive income, net of tax	—	—	—	316	316
Total comprehensive income					751
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(740)	—	(740)
Balances at September 30, 2012	$3	$2,462	$910	$1,247	$4,622

Balances at January 1, 2013	$3	$2,462	$1,000	$1,234	$4,699
Comprehensive income:
Net income	—	—	691	—	$691
Other comprehensive loss, net of tax	—	—	—	(526)	(526)
Total comprehensive income					165
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(675)	—	(675)
Balances at September 30, 2013	$3	$2,463	$1,016	$708	$4,190
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$691	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(17)	(8)
Deferred income tax benefit	(60)	(63)
Contractholder and policyholder charges, non-cash	(211)	(203)
Loss from equity method investments	11	18
Net realized investment gains	(7)	(13)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	4	12
Change in operating assets and liabilities:
Deferred acquisition costs	(98)	(33)
Deferred sales inducement costs	10	37
Other investments, net	—	25
Policyholder account balances and future policy benefits	(867)	(216)
Policy claims and other policyholder funds	30	9
Derivatives, net of collateral	1,129	325
Reinsurance recoverables	(86)	(67)
Other receivables	10	(31)
Accrued investment income	18	24
Other, net	18	206
Net cash provided by operating activities	575	457
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	171	148
Maturities, sinking fund payments and calls	2,773	2,346
Purchases	(2,668)	(1,551)
Proceeds from sales, maturities and repayments of mortgage loans	534	180
Funding of mortgage loans	(467)	(144)
Proceeds from sales of other investments	89	78
Purchase of other investments	(178)	(215)
Purchase of land, buildings, equipment and software	(6)	(7)
Change in policy loans, net	(16)	(11)
Other, net	30	—
Net cash provided by investing activities	262	824
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(in millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Financing Activities
Policyholder account balances:
Considerations received	$1,020	$1,082
Net transfers to separate accounts	(54)	(30)
Surrenders and other benefits	(910)	(909)
Change in short-term borrowings, net	(2)	(5)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	268
Payments on line of credit with Ameriprise Financial, Inc.	—	(418)
Tax adjustment on share-based incentive compensation plan	1	1
Cash paid for purchased options with deferred premiums	(312)	(256)
Cash dividend to Ameriprise Financial, Inc.	(675)	(740)
Net cash used in financing activities	(932)	(1,007)
Net increase (decrease) in cash and cash equivalents	(95)	274
Cash and cash equivalents at beginning of period	336	828
Cash and cash equivalents at end of period	$241	$1,102
Supplemental Disclosures:
Income taxes paid, net	$110	$14
Interest paid on borrowings	3	4
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	26	16

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The Company has reclassified certain prior year amounts in the Consolidated Statements of Cash Flows within operating activities to provide more detail related to derivatives. The Company previously classified the change in freestanding derivatives in the “Other, net” line and the change in derivatives collateral in the “Derivatives collateral, net” line within operating cash flows. The Company reclassified the changes in freestanding derivatives, as well as the change in derivatives collateral, to a new line titled “Derivatives, net of collateral” within operating cash flows.
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
Future Adoption of New Accounting Standards
Income Taxes
In July 2013, the FASB updated the accounting standard for income taxes. The update provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the standard is not expected to have a material impact on the Company's consolidated financial condition and results of operations.

3.	Variable Interest Entities
RTA, a subsidiary of RiverSource Life Insurance Company, has variable interests in affordable housing partnerships for which it is not the primary beneficiary and, therefore, does not consolidate.
RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments.  The carrying values are reflected in other investments and were $424 million and $409 million as of September 30, 2013 and December 31, 2012, respectively.  RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.  The Company had liabilities of $83 million and $144 million recorded in other liabilities as of September 30, 2013 and December 31, 2012, respectively, related to the future funding commitments for affordable housing partnerships.

4.	Investments
Available-for-Sale securities distributed by type were as follows:

	September 30, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,600	$1,372	$(87)	$15,885	$2
Residential mortgage backed securities	3,768	156	(77)	3,847	(23)
Commercial mortgage backed securities	2,357	161	(8)	2,510	—
State and municipal obligations	943	92	(36)	999	—
Asset backed securities	842	49	(4)	887	—
Foreign government bonds and obligations	240	19	(7)	252	—
U.S. government and agencies obligations	40	5	—	45	—
Total fixed maturities	22,790	1,854	(219)	24,425	(21)
Common stocks	2	3	—	5	2
Total	$22,792	$1,857	$(219)	$24,430	$(19)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,881	$2,167	$(7)	$17,041	$—
Residential mortgage backed securities	3,446	233	(58)	3,621	(24)
Commercial mortgage backed securities	2,717	287	—	3,004	—
State and municipal obligations	976	180	(34)	1,122	—
Asset backed securities	808	66	(3)	871	—
Foreign government bonds and obligations	188	36	—	224	—
U.S. government and agencies obligations	42	7	—	49	—
Total fixed maturities	23,058	2,976	(102)	25,932	(24)
Common stocks	2	2	—	4	1
Total	$23,060	$2,978	$(102)	$25,936	$(23)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income.  Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date.  These amounts are included in gross unrealized gains and losses as of the end of the period.

At September 30, 2013 and December 31, 2012, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments.  Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”).  The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2013 and December 31, 2012, approximately $1.3 billion and $1.5 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	September 30, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,552	$5,809	24%	$5,680	$6,198	24%
AA	1,092	1,215	5	1,102	1,273	5
A	4,258	4,628	19	4,262	4,849	19
BBB	10,285	11,211	46	10,409	12,019	46
Below investment grade	1,603	1,562	6	1,605	1,593	6
Total fixed maturities	$22,790	$24,425	100%	$23,058	$25,932	100%
At September 30, 2013 and December 31, 2012, approximately 40% and 32%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities.  No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	152	$2,200	$(78)	4	$56	$(9)	156	$2,256	$(87)
Residential mortgage backed securities	39	969	(37)	48	229	(40)	87	1,198	(77)
Commercial mortgage backed securities	19	192	(8)	—	—	—	19	192	(8)
State and municipal obligations	3	42	(1)	2	94	(35)	5	136	(36)
Asset backed securities	11	133	(3)	3	21	(1)	14	154	(4)
Foreign government bonds and obligations	22	71	(7)	—	—	—	22	71	(7)
Total	246	$3,607	$(134)	57	$400	$(85)	303	$4,007	$(219)

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	50	$477	$(4)	6	$70	$(3)	56	$547	$(7)
Residential mortgage backed securities	6	107	—	56	293	(58)	62	400	(58)
State and municipal obligations	—	—	—	2	100	(34)	2	100	(34)
Asset backed securities	1	10	—	5	86	(3)	6	96	(3)
Total	57	$594	$(4)	69	$549	$(98)	126	$1,143	$(102)
As part of the Company’s ongoing monitoring process, management determined that a majority of the change in gross unrealized losses on its Available-for-Sale securities is attributable to movement in interest rates.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance	$66	$90	$87	$106
Credit losses for which an other-than-temporary impairment was not previously recognized	1	—	1	1
Credit losses for which an other-than-temporary impairment was previously recognized	—	6	2	12
Reductions for securities sold during the period (realized)	—	—	(23)	(23)
Ending balance	$67	$96	$67	$96
The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other items primarily consisting of adjustments in asset and liability balances, such as DAC, deferred sales inducement costs (“DSIC”), benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income (loss):

	Net Unrealized Securities Gains	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2012	$1,472	$(515)	$957
Net unrealized securities gains arising during the period(1)	749	(263)	486
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(268)	94	(174)
Balance at September 30, 2012	$1,953	$(684)	$1,269	(2)

Balance at January 1, 2013	$1,930	$(675)	$1,255
Net unrealized securities losses arising during the period(1)	(1,234)	423	(811)
Reclassification of net securities gains included in net income	(3)	1	(2)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	436	(153)	283
Balance at September 30, 2013	$1,129	$(404)	$725	(2)

(1)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

(2)
Includes $(10) million and $(15) million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2013 and 2012, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Gross realized investment gains	$6	$5	$8	$13
Gross realized investment losses	—	—	(1)	(1)
Other-than-temporary impairments	(2)	(5)	(4)	(12)
Total	$4	$—	$3	$—
Other-than-temporary impairments for the three months and nine months ended September 30, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at September 30, 2013 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,184	$1,206
Due after one year through five years	4,837	5,226
Due after five years through 10 years	6,271	6,695
Due after 10 years	3,531	4,054
	15,823	17,181
Residential mortgage backed securities	3,768	3,847
Commercial mortgage backed securities	2,357	2,510
Asset backed securities	842	887
Common stocks	2	5
Total	$22,792	$24,430
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.  Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date.  As such, these securities, as well as common stocks, were not included in the maturities distribution.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net investment income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Income on fixed maturities	$301	$328	$913	$1,008
Income on mortgage loans	50	36	153	109
Other investments	8	8	25	21
	359	372	1,091	1,138
Less: investment expenses	9	8	24	20
Total	$350	$364	$1,067	$1,118

5.	Financing Receivables
The Company’s financing receivables include commercial and residential mortgage loans, syndicated loans and policy loans.  Syndicated loans are reflected in other investments.  Policy loans do not exceed the cash surrender value of the policy at origination.  As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans.
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2013			September 30, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$26	$4	$30	$32	$5	$37
Charge-offs	(2)	—	(2)	(6)	(1)	(7)
Ending balance	$24	$4	$28	$26	$4	$30
Individually evaluated for impairment	$7	$—	$7	$5	$—	$5
Collectively evaluated for impairment	17	4	21	21	4	25
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2013
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$45	$—	$3	$48
Collectively evaluated for impairment	2,490	821	287	3,598
Total	$2,535	$821	$290	$3,646

	December 31, 2012
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$39	$—	$—	$39
Collectively evaluated for impairment	2,442	934	303	3,679
Total	$2,481	$934	$303	$3,718

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of September 30, 2013 and December 31, 2012, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $16 million and $10 million, respectively.
Residential mortgage loans are presented net of unamortized discount of $58 million and $80 million as of September 30, 2013 and December 31, 2012, respectively.
Purchases and sales of syndicated loans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Purchases	$8	$21	$67	$74
Sales	—	4	1	4
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $12 million and $4 million as of September 30, 2013 and December 31, 2012, respectively.  All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans.  Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% of total commercial mortgage loans at both September 30, 2013 and December 31, 2012. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in millions)
South Atlantic	$675	$625	27%	25%
Pacific	612	565	24	23
East North Central	253	255	10	10
Mountain	249	262	10	11
Middle Atlantic	196	198	8	8
West North Central	189	216	7	9
West South Central	157	159	6	6
New England	133	135	5	5
East South Central	71	66	3	3
	2,535	2,481	100%	100%
Less: allowance for loan losses	24	26
Total	$2,511	$2,455

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in millions)
Retail	$889	$822	35%	33%
Office	554	597	22	24
Apartments	449	415	18	17
Industrial	439	449	17	18
Hotel	32	36	1	1
Mixed use	27	42	1	2
Other	145	120	6	5
	2,535	2,481	100%	100%
Less: allowance for loan losses	24	26
Total	$2,511	$2,455
Residential Mortgage Loans
In October 2012, the Company purchased $954 million of residential mortgage loans at fair value from an affiliate, Ameriprise Bank, FSB.  The purchase price takes into account the credit quality of the loan portfolio resulting in no allowance for loan losses recorded at purchase. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate.  At a minimum, management updates FICO scores and LTV ratios semiannually.  As of September 30, 2013 and December 31, 2012, no allowance for loan losses was recorded.
As of September 30, 2013 and December 31, 2012, approximately 4% and 3%, respectively, of residential mortgage loans had FICO scores below 640.  At September 30, 2013 and December 31, 2012, approximately 4% and 7%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%.  The Company’s most significant geographic concentration for residential mortgage loans is in California representing 38% of the portfolio as of both September 30, 2013 and December 31, 2012.  No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The Company’s syndicated loan portfolio is diversified across industries and issuers.  The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2013 and December 31, 2012 were $3 million and $2 million, respectively.
Troubled Debt Restructurings
The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	3	$12	3	$12	6	$21	4	$13
Residential mortgage loans	—	—	—	—	2	—	—	—
Syndicated loans	—	—	—	—	—	—	1	1
Total	3	$12	3	$12	8	$21	5	$14
The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2013 and 2012. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

6.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2013 primarily reflected the impact of expected higher interest rates and changes in assumed policyholder behavior. The impact in the third quarter of 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term.
The balances of and changes in DAC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$2,373	$2,413
Capitalization of acquisition costs	200	185
Amortization, excluding the impact of valuation assumptions review	(180)	(141)
Amortization, impact of valuation assumptions review	78	(11)
Impact of change in net unrealized securities losses (gains)	112	(75)
Balance at September 30	$2,583	$2,371
The balances of and changes in DSIC were as follows:

	2013	2012
	(in millions)
Balance at January 1	$404	$464
Capitalization of sales inducement costs	4	6
Amortization, excluding the impact of valuation assumptions review	(39)	(30)
Amortization, impact of valuation assumptions review	25	(13)
Impact of change in net unrealized securities losses (gains)	18	(11)
Balance at September 30	$412	$416

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.	Policyholder Account Balances and Future Policy Benefits, Policy Claims and Other Policyholder Funds and Separate Account Liabilities
Policyholder account balances and future policy benefits and policy claims and other policyholder funds consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Policyholder account balances
Fixed annuities	$13,998	$14,420
Variable annuity fixed sub-accounts	4,912	4,833
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,770	2,725
Indexed universal life (“IUL”) insurance	263	137
Other life insurance	911	943
Total policyholder account balances	22,854	23,058
Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	(109)	799
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(24)	103
Other annuity liabilities	96	158
Fixed annuities life contingent liabilities	1,524	1,520
Equity indexed annuities (“EIA”)	28	33
Life, disability income and long term care insurance	4,686	4,703
VUL/UL insurance additional liabilities	287	296
Total future policy benefits	6,488	7,612
Total policyholder account balances and future policy benefits	29,342	30,670
Policy claims and other policyholder funds	162	132
Total policyholder account balances and future policy benefits and policy claims and other policyholder funds	$29,504	$30,802
Separate account liabilities consisted of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Variable annuity variable sub-accounts	$67,907	$63,302
VUL insurance variable sub-accounts	6,562	6,051
Other insurance variable sub-accounts	43	42
Total	$74,512	$69,395

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2013				December 31, 2012
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk(2)	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$50,219	$48,406	$37	63	$45,697	$43,942	$61	63
Five/six-year reset	11,096	8,549	55	64	11,233	8,722	115	63
One-year ratchet	7,508	7,088	54	65	7,367	6,933	106	65
Five-year ratchet	1,712	1,657	2	62	1,616	1,563	3	61
Other	997	977	45	69	912	885	62	68
Total — GMDB	$71,532	$66,677	$193	63	$66,825	$62,045	$347	63

GGU death benefit	$1,015	$962	$110	64	$958	$907	$93	63

GMIB	$410	$386	$45	66	$425	$399	$72	66

GMWB:
GMWB	$3,873	$3,857	$14	67	$3,898	$3,880	$34	66
GMWB for life	32,290	32,143	211	65	28,588	28,462	263	64
Total — GMWB	$36,163	$36,000	$225	65	$32,486	$32,342	$297	64

GMAB	$4,026	$4,012	$2	57	$3,773	$3,762	$5	57

(1)
Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type.  Variable annuity contracts for which the death benefit equals the account value are not shown in this table.

(2)	Represents the current guaranteed benefit amount in excess of the current contract value. GMIB, GMWB and GMAB benefits are subject to waiting periods and payment periods specified in the contract.
Changes in variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB	GMAB	UL
	(in millions)
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	5	1	(304)	(103)	39
Paid claims	(6)	(1)	—	—	(8)
Balance at September 30, 2012	$4	$9	$1,073	$134	$142

Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	2	(2)	(908)	(127)	45
Paid claims	(3)	—	—	—	(11)
Balance at September 30, 2013	$3	$7	$(109)	$(24)	$189
The liabilities for guaranteed benefits are supported by general account assets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2013	December 31, 2012
	(in millions)
Mutual funds:
Equity	$34,204	$32,054
Bond	25,366	26,165
Other	7,184	3,991
Total mutual funds	$66,754	$62,210

9.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings.  The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $156 million and $518 million at September 30, 2013 and December 31, 2012, respectively. The amount of the Company’s liability including accrued interest as of September 30, 2013 and December 31, 2012 was $150 million and $501 million, respectively.  The weighted average annualized interest rate on the repurchase agreements held as of September 30, 2013 and December 31, 2012 was 0.3% and 0.4%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $436 million at September 30, 2013. The amount of the Company’s liability including accrued interest as of September 30, 2013 was $350 million.  The weighted average annualized interest rate on the FHLB advances held as of September 30, 2013 was 0.3%.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$14,362	$1,523	$15,885
Residential mortgage backed securities	—	3,757	90	3,847
Commercial mortgage backed securities	—	2,495	15	2,510
State and municipal obligations	—	999	—	999
Asset backed securities	—	706	181	887
Foreign government bonds and obligations	—	252	—	252
U.S. government and agencies obligations	9	36	—	45
Total Available-for-Sale securities: Fixed maturities	9	22,607	1,809	24,425
Common stocks	2	3	—	5
Cash equivalents	—	212	—	212
Other assets:
Interest rate derivative contracts	—	1,525	—	1,525
Equity derivative contracts	385	1,075	—	1,460
Foreign currency derivative contracts	—	2	—	2
Total other assets	385	2,602	—	2,987
Separate account assets	—	74,512	—	74,512
Total assets at fair value	$396	$99,936	$1,809	$102,141

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$4	$—	$4
IUL embedded derivatives	—	—	96	96
GMWB and GMAB embedded derivatives	—	—	(256)	(256)	(2)
Total future policy benefits	—	4	(160)	(156)	(1)
Other liabilities:
Interest rate derivative contracts	—	1,554	—	1,554
Equity derivative contracts	333	1,988	—	2,321
Credit derivative contracts	—	6	—	6
Total other liabilities	333	3,548	—	3,881
Total liabilities at fair value	$333	$3,552	$(160)	$3,725

(1)	The Company’s adjustment for nonperformance risk resulted in a $238 million cumulative increase to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at September 30, 2013 and the amount is reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$15,387	$1,654	$17,041
Residential mortgage backed securities	—	3,598	23	3,621
Commercial mortgage backed securities	—	2,834	170	3,004
State and municipal obligations	—	1,122	—	1,122
Asset backed securities	—	715	156	871
Foreign government bonds and obligations	—	224	—	224
U.S. government and agencies obligations	10	39	—	49
Total Available-for-Sale securities: Fixed maturities	10	23,919	2,003	25,932
Common stocks	2	2	—	4
Cash equivalents	—	264	—	264
Other assets:
Interest rate derivative contracts	—	2,191	—	2,191
Equity derivative contracts	285	936	—	1,221
Foreign currency derivative contracts	—	6	—	6
Total other assets	285	3,133	—	3,418
Separate account assets	—	69,395	—	69,395
Total assets at fair value	$297	$96,713	$2,003	$99,013

Liabilities
Future policy benefits:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	—	45	45
GMWB and GMAB embedded derivatives	—	—	833	833
Total future policy benefits	—	2	878	880	(1)
Other liabilities:
Interest rate derivative contracts	—	1,486	—	1,486
Equity derivative contracts	258	1,535	—	1,793
Total other liabilities	258	3,021	—	3,279
Total liabilities at fair value	$258	$3,023	$878	$4,159

(1)	The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities					Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
				(in millions)
Balance, July 1, 2013	$1,558	$50	$164	$154	$1,926	$(76)		$(11)		$(87)
Total gains (losses) included in:
Net income	—	—	—	—	—	(2)	(1)	322	(2)	320
Other comprehensive income	2	—	—	(2)	—	—		—		—
Purchases	—	45	—	29	74	—		—		—
Sales	—	—	—	—	—	—		—		—
Issues	—	—	—	—	—	(17)		(60)		(77)
Settlements	(37)	(5)	—	—	(42)	(1)		5		4
Transfers into Level 3	—	—	—	—	—	—		—		—
Transfers out of Level 3	—	—	(149)	—	(149)	—		—		—
Balance, September 30, 2013	$1,523	$90	$15	$181	$1,809	$(96)		$256		$160
Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2013 included in:
Benefits, claims, losses and settlement expenses	$—	$—	$—	$—	$—	$—		$321		$321
Interest credited to fixed accounts	—	—	—	—	—	(2)		—		(2)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities							Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2012	$1,456	$59	$24	$140	$—	$1,679		$—		$(1,406)		$(1,406)
Total gains (losses) included in:
Net income	(1)	—	1	1	—	1	(1)	1	(2)	321	(3)	322
Other comprehensive income	13	—	5	1	—	19		—		—		—
Purchases	124	—	—	—	—	124		—		—		—
Sales	—	—	—	—	—	—		—		—		—
Issues	—	—	—	—	—	—		(16)		(49)		(65)
Settlements	(39)	—	(1)	—	—	(40)		—		(8)		(8)
Transfers into Level 3	—	—	146	15	—	161		(22)		—		(22)
Transfers out of Level 3	—	(59)	(8)	—	—	(67)		—		—		—
Balance, September 30, 2012	$1,553	$—	$167	$157	$—	$1,877		$(37)		$(1,142)		$(1,179)
Changes in unrealized losses relating to assets and liabilities held at September 30, 2012 included in:
Net realized investment losses	$(1)	$—	$1	$1	$—	$1		$—		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		310		310
Interest credited to fixed accounts	—	—	—	—	—	—		1		—		1

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities						Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$1,654	$23	$170	$156	$2,003		$(45)		$(833)		$(878)
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	(8)	(2)	1,246	(3)	1,238
Other comprehensive loss	(34)	—	(6)	5	(35)		—		—		—
Purchases	74	87	—	29	190		—		—		—
Sales	—	—	—	—	—		—		—		—
Issues	—	—	—	—	—		(42)		(163)		(205)
Settlements	(170)	(5)	—	(1)	(176)		(1)		6		5
Transfers into Level 3	—	—	—	—	—		—		—		—
Transfers out of Level 3	—	(15)	(149)	(9)	(173)		—		—		—
Balance, September 30, 2013	$1,523	$90	$15	$181	$1,809		$(96)		$256		$160
Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2013 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		—		1,229		1,229
Interest credited to fixed accounts	—	—	—	—	—		(8)		—		(8)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities								Future Policy Benefits
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		Common Stock	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2012	$1,342	$58	$16	$133	$14	$1,563		$—	$—		$(1,585)		$(1,585)
Total gains (losses) included in:
Net income	(1)	(7)	1	1	—	(6)	(1)	—	1	(2)	577	(3)	578
Other comprehensive income	18	9	5	2	1	35		—	—		—		—
Purchases	317	23	8	—	—	348		1	—		—		—
Sales	—	—	—	—	—	—		—	—		—		—
Issues	—	—	—	—	—	—		—	(16)		(131)		(147)
Settlements	(133)	(6)	(1)	(1)	—	(141)		—	—		(3)		(3)
Transfers into Level 3	10	5	146	22	—	183		—	(22)		—		(22)
Transfers out of Level 3	—	(82)	(8)	—	(15)	(105)		(1)	—		—		—
Balance, September 30, 2012	$1,553	$—	$167	$157	$—	$1,877		$—	$(37)		$(1,142)		$(1,179)
Changes in unrealized gains (losses) relating to assets and liabilities held at September 30, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—	$—		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—	—		544		544
Interest credited to fixed accounts	—	—	—	—	—	—		—	1		—		1

(1)	Represents a $7 million loss included in net realized investment gains and a $1 million gain included in net investment income in the Consolidated Statements of Income.

(2)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(14) million and $(51) million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2013 and 2012, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(104) million and $(45) million, net of DAC, DSIC and unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2013 and 2012, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third party pricing service with observable inputs.  Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote.  The transfer of the IUL embedded derivatives is due to the impact of the unobservable inputs to the valuation becoming more significant. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred.  For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,495	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	5.5%	1.8%
IUL embedded derivatives	$96	Discounted cash flow	Nonperformance risk(3)	95		bps
GMWB and GMAB embedded derivatives	$(256)	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0.0%	-	51.1%
			Surrender rate	0.1%	-	57.9%
			Market volatility(2)	5.1%	-	19.1%
			Nonperformance risk(3)	95		bps
			Elective contractholder strategy allocations(4)	0.0%	-	50.0%

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,624	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	8.5%	2.2%
IUL embedded derivatives	$45	Discounted cash flow	Nonperformance risk(3)	97		bps
GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0.0%	-	56.4%
			Surrender rate	0.0%	-	56.3%
			Market volatility(2)	5.6%	-	21.2%
			Nonperformance risk(3)	97		bps

(1)	The utilization of guaranteed withdrawals represents the percentage of policyholders that will begin withdrawing in any given year.

(2)	Market volatility is implied volatility of fund of funds and portfolio stabilizer funds.

(3)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(4)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs are not reasonably available to the Company.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in surrender rate, nonperformance risk and elective allocation used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) fair value measurement. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.
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
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets.  If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques.  Level 1 securities include U.S. Treasuries.  Level 2 securities include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, municipal bonds, asset backed securities and U.S. agency and foreign government securities.  The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services.  Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes.  Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities.  The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active over-the-counter  (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options.  The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2013 and December 31, 2012.  See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Future Policy Benefits
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models.  These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees.  The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions, implied volatility, and margins for risk, profit and expenses that the Company believes an exit market participant would expect.  The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives.  Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3.  The embedded derivatives attributable to these provisions are recorded in policyholder account balances and future policy benefits.
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its EIA and IUL products.  Significant inputs to the EIA calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2.  The fair value of the IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances and future policy benefits.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements.  The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels.  These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2013 and December 31, 2012.  See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,332	$—	$—	$3,423	$3,423
Policy loans	768	—	—	756	756
Other investments	310	—	271	43	314
Financial Liabilities
Policyholder account balances and future policy benefits	$14,283	$—	$—	$14,853	$14,853
Short-term borrowings	500	—	500	—	500
Line of credit with Ameriprise Financial	150	—	—	150	150
Other liabilities	83	—	—	82	82
Separate account liabilities	377	—	377	—	377

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,389	$—	$—	$3,568	$3,568
Policy loans	752	—	—	725	725
Other investments	309	—	292	24	316
Restricted cash	86	86	—	—	86
Financial Liabilities
Policyholder account balances and future policy benefits	$14,701	$—	$—	$15,982	$15,982
Short-term borrowings	501	—	500	—	500
Line of credit with Ameriprise Financial	150	—	—	150	150
Other liabilities	144	—	—	142	142
Separate account liabilities	360	—	360	—	360
Mortgage Loans, Net
The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities, liquidity and characteristics including LTV ratio, occupancy rate, refinance risk, debt-service coverage, location, and property condition.  For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan.
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
Policy Loans
Policy loans represent loans made against the cash surrender value of the underlying life insurance or annuity product. These loans and the related interest are usually realized at death of the policyholder or contractholder or at surrender of the contract and are not transferable without the underlying insurance or annuity contract. The fair value of policy loans is determined by estimating expected cash flows discounted at rates based on the U.S. Treasury curve. Policy loans are classified as Level 3 as the discount rate used may be adjusted for the underlying performance of individual policies.

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
Policyholder Account Balances and Future Policy Benefits
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$2,854	$—	$2,854	$(2,795)	$(18)	$(35)	$6
OTC cleared	17	—	17	(13)	(4)	—	—
Exchange-traded	116	—	116	—	—	—	116
Total derivatives	$2,987	$—	$2,987	$(2,808)	$(22)	$(35)	$122

	December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,322	$—	$3,322	$(2,676)	$(262)	$(355)	$29
Exchange-traded	96	—	96	—	—	—	96
Total derivatives	$3,418	$—	$3,418	$(2,676)	$(262)	$(355)	$125

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
OTC derivatives	$3,866	$—	$3,866	$(2,795)	$—	$(1,070)	$1
OTC cleared derivatives	15	—	15	(13)	(2)	—	—
Total derivatives	3,881	—	3,881	(2,808)	(2)	(1,070)	1
Repurchase agreements	150	—	150	—	—	(150)	—
Total	$4,031	$—	$4,031	$(2,808)	$(2)	$(1,220)	$1

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
OTC derivatives	$3,279	$—	$3,279	$(2,676)	$(67)	$(532)	$4
Repurchase agreements	501	—	501	—	—	(501)	—
Total	$3,780	$—	$3,780	$(2,676)	$(67)	$(1,033)	$4

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
In April 2012, the Financial Stability Oversight Council approved the final rule and interpretive guidance that provides the framework it will follow to determine if a nonbank financial company is a Systemically Important Financial Institution. The framework includes a three-stage process to help narrow down the pool of nonbank financial companies for review and possible designation. Stage 1 criteria include having at least $50 billion in assets and meeting one of five additional quantitative measures. One of the five thresholds is $3.5 billion of derivative liabilities after considering the effects of master netting arrangements and cash collateral held with the same counterparty. The Company believes that after the application of master netting arrangements and cash collateral, its net derivative liability is less than the threshold based on the Company's interpretation of the rule. See Note 11 for additional information related to the impacts of master netting arrangements and cash collateral on the Company's freestanding derivative liabilities.
The Company currently uses derivatives as economic hedges and accounting hedges.  The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Asset			Liability
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013		December 31, 2012
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,525	$2,191	Other liabilities	$1,554		$1,486
Equity contracts	Other assets	1,441	1,215	Other liabilities	2,314		1,792
Credit contracts	Other assets	—	—	Other liabilities	6		—
Foreign currency contracts	Other assets	2	6	Other liabilities	—		—
Embedded derivatives(1)	N/A	—	—	Policyholder account balances and future policy benefits	(256)	(2)	833
Total GMWB and GMAB		2,968	3,412		3,618		4,111
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances and future policy benefits	4		2
IUL	Other assets	19	6	Other liabilities	7		1
IUL embedded derivatives	N/A	—	—	Policyholder account balances and future policy benefits	96		45
Total other		19	6		107		48
Total derivatives		$2,987	$3,418		$3,725		$4,159

N/A	Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at September 30, 2013 and the amount is reported as a contra liability.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(63)	$(12)	$(575)	$91
Equity contracts	Benefits, claims, losses and settlement expenses	(323)	(402)	(803)	(909)
Credit contracts	Benefits, claims, losses and settlement expenses	(3)	—	5	(2)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	8	(6)	15	(5)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	267	264	1,089	443
Total GMWB and GMAB		(114)	(156)	(269)	(382)
Other derivatives:
Equity
EIA	Interest credited to fixed accounts	1	—	2	1
EIA embedded derivatives	Interest credited to fixed accounts	—	—	(1)	—
IUL	Interest credited to fixed accounts	2	1	8	1
IUL embedded derivatives	Interest credited to fixed accounts	3	1	8	1
Total other		6	2	17	3
Total derivatives		$(108)	$(154)	$(252)	$(379)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment.  These derivative instruments are used as economic hedges of equity, interest rate and credit risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively.  The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps.  At September 30, 2013 and December 31, 2012, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $145.9 billion and $142.1 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2013(1)	$101	$19
2014	337	56
2015	310	64
2016	279	48
2017	229	42
2018-2027	714	99

(1)	2013 amounts represent the amounts payable and receivable for the period from October 1, 2013 to December 31, 2013.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
In the third quarter of 2013, the Company transferred net derivative liabilities with a fair value of $48 million, consisting of long-dated options, along with cash payment of the same amount to Ameriprise Financial.  The transaction improves the risk management profile of statutory tail scenario risk for the Company's variable annuities.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

EIA and IUL products have returns tied to the performance of equity markets.  As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products.  As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.  The gross notional amount of EIA derivative contracts was $13 million and $10 million at September 30, 2013 and December 31, 2012, respectively. The gross notional amount of IUL derivative contracts was $411 million and $200 million at September 30, 2013 and December 31, 2012, respectively.
Embedded Derivatives
Certain annuities contain GMAB and non-life contingent GMWB provisions, which are considered embedded derivatives.  In addition, the equity component of the EIA and IUL product obligations are also considered embedded derivatives.  These embedded derivatives are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings.  As discussed above, the Company uses derivatives to mitigate the financial statement impact of these embedded derivatives.
Cash Flow Hedges
The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges.  The Company reclassifies these amounts into income as the forecasted transactions impact earnings.  During the nine months ended September 30, 2013, the Company held no derivatives that were designated as cash flow hedges.
At September 30, 2013, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income.  These were originally losses on derivative instruments related to interest rate swaptions.  During the nine months ended September 30, 2013 and 2012, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy.  For the nine months ended September 30, 2013 and 2012, amounts recognized in earnings on derivative transactions that were ineffective were not material.
The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income (loss):

	2013	2012
	(in millions)
Net unrealized derivative losses at January 1	$(21)	$(26)
Reclassification of realized losses(1)	6	5
Income tax benefit	(2)	(1)
Net unrealized derivative losses at September 30	$(17)	$(22)

(1)	Loss reclassified from AOCI to net investment income on the Consolidated Statements of Income.
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is five years and relates to interest credited on forecasted fixed premium product sales.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial).  Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating).  If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position.  At September 30, 2013 and December 31, 2012, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $675 million and $364 million, respectively.  The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2013 and December 31, 2012 was $674 million and $360 million, respectively.  If the credit

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

contingent provisions of derivative contracts in a net liability position at September 30, 2013 and December 31, 2012 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and $4 million, respectively.

13.	Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

		Amount Reclassified from AOCI
AOCI Reclassification	Location of Loss (Gain) Recognized in Income	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(4)	$(3)
Tax expense	Income tax provision	1	1
Net of tax		$(3)	$(2)
Losses on cash flow hedges:
Swaptions	Net investment income	$2	$6
Tax benefit	Income tax provision	(1)	(2)
Net of tax		$1	$4
The Company made adjustments to AOCI for the impact to DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities losses of $18 million and $283 million, net of tax, for the three months and nine months ended September 30, 2013, respectively. See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

14.	Income Taxes
The Company’s effective tax rates were 18% and 11% for the three months ended September 30, 2013 and 2012, respectively.  The Company’s effective tax rates were 17% and 20% for the nine months ended September 30, 2013 and 2012, respectively.  The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits.  The increase in the effective rate for the three months ended September 30, 2013 compared to the prior year period is primarily a result of higher pretax income. The decrease in the effective tax rate for the nine months ended September 30, 2013 compared to the prior year period is a result of a $32 million correction of tax related to securities lending activities in 2012 offset by higher pretax income in the current period.
Included in the Company's deferred income tax assets are tax benefits related to state net operating losses of $5 million which will expire beginning December 31, 2014.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized.  Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes.  Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required.  Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains.  Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies.  Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize all of certain state net operating losses and therefore a valuation allowance of $5 million was established as of both September 30, 2013 and December 31, 2012.
As of September 30, 2013 and December 31, 2012, the Company had $124 million and $65 million, respectively, of gross unrecognized tax benefits.  If recognized, approximately $21 million and $8 million, net of federal tax benefits, of unrecognized tax benefits would affect the effective tax rate as of September 30, 2013 and December 31, 2012, respectively.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months.   Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $121 million in the next 12 months.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.  The Company recognized a net increase of $2 million and $5 million in interest and penalties for the three months and nine months ended September 30, 2013, respectively.  The Company recognized a net increase of $1 million and a net decrease of $4 million in interest and penalties for the three months and nine months ended September 30, 2012, respectively.  As of September 30, 2013 and December 31, 2012, the Company had a payable of $35 million and $30 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction and various state jurisdictions.  The Internal Revenue Service (“IRS”) had previously completed its field examination of the 1997 through 2007 tax returns in recent years.  However, for federal income tax purposes, these years except for 2007, continue to remain open as a consequence of certain unagreed-upon issues.  The IRS is in the process of completing the audit of the Company’s income tax returns for 2008 and 2009 and began auditing the Company's income tax returns for 2010 and 2011 in the fourth quarter of 2012.  The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2008 and remain open for the years after 2008. The Company filed its 2012 tax return in the third quarter of 2013, but the IRS has not yet begun its examination of 2012.

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
Executive Life Insurance Company of New York (“ELNY”) was placed into rehabilitation by a New York state court in 1991. On April 16, 2012, the court issued an order converting the rehabilitation into a liquidation proceeding under a plan submitted by the New York insurance regulator with support from NOLHGA and the industry. Closing under the liquidation plan took place in August 2013.
During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY.  At September 30, 2013 and December 31, 2012, the estimated liability was $18 million and $26 million, respectively, and the related premium tax asset was $15 million and $19 million, respectively. The Company has recently received assessments related to ELNY from some of the state guaranty fund associations, however, the expected period over which all of the assessments will be made and the related tax credits recovered is not known.
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
Deferred Acquisition Costs and Deferred Sales Inducement Costs
A decrease of 100 basis points in various rate assumptions is likely to result in an increase in deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near and long-term fixed income returns by 100 basis points	$(47)

Decrease in future near-term equity fund growth returns by 100 basis points	$(36)
Decrease in future long-term equity fund growth returns by 100 basis points	(27)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(63)

(1)	An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

Consolidated Results of Operations for the Nine Months Ended September 30, 2013 and 2012
The following table presents the Company’s consolidated results of operations (unaudited):

	Nine Months Ended September 30,
	2013	2012	Change
		(in millions)
Revenues
Premiums	$320	$333	$(13)	(4)%
Net investment income	1,067	1,118	(51)	(5)
Policy and contract charges	1,274	1,172	102	9
Other revenues	266	242	24	10
Net realized investment gains	3	1	2	NM
Total revenues	2,930	2,866	64	2
Benefits and expenses
Benefits, claims, losses and settlement expenses	839	970	(131)	(14)
Interest credited to fixed accounts	600	621	(21)	(3)
Amortization of deferred acquisition costs	102	152	(50)	(33)
Other insurance and operating expenses	555	576	(21)	(4)
Total benefits and expenses	2,096	2,319	(223)	(10)
Pretax income	834	547	287	52
Income tax provision	143	112	31	28
Net income	$691	$435	$256	59%
NM  Not Meaningful.
Overview
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions, relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions and the impact is reflected as part of its annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact in the third quarter of 2013 primarily reflected the impact of expected higher interest rates and changes in assumed policyholder behavior.
Net income increased $256 million or 59% to $691 million for the nine months ended September 30, 2013 compared to $435 million for the prior year period.  Pretax income increased $287 million or 52% to $834 million for the nine months ended September 30, 2013 compared to $547 million for the prior year period primarily reflecting a favorable impact from unlocking and model changes, the impact of market appreciation and the market impact on variable annuity guaranteed living benefits (net of hedges and the related DAC and DSIC amortization) and net realized losses on securities recognized in the prior year period, partially offset by the negative impact from spread compression in the Company's fixed annuities, fixed insurance and the fixed portion of variable annuities and variable insurance contracts. The market impact on variable annuity guaranteed living benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $68 million for the nine months ended September 30, 2013 which included a $17 million benefit associated with unlocking. This compares to an expense of $220 million for the prior year period, which included a $12 million expense associated with unlocking and model changes. Results for the prior year period included a $32 million unfavorable impact from a tax-related item for an out-of-period correction in the second quarter of 2012.

The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and model changes for the nine months ended September 30:

Pretax Increase (Decrease)	2013	2012
	(in millions)
Policy and contract charges	$(18)	$(41)

Benefits, claims, losses and settlement expenses	(5)	22
Interest credited to fixed accounts	—	2
Amortization of DAC	(79)	14
Total benefits and expenses	(84)	38
Total(1)	$66	$(79)

(1)
Includes a $17 million benefit and a $12 million expense related to the market impact on variable annuity guaranteed living benefits for the nine months ended September 30, 2013 and 2012, respectively.

Revenues
Total revenues increased $64 million or 2% compared to the prior year period.
Net investment income decreased $51 million or 5% compared to the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges increased $102 million or 9% to $1.3 billion for the nine months ended September 30, 2013 compared to $1.2 billion for the prior year period.  The increase is primarily due to higher separate account fees driven by higher average separate account balances and higher fee rates.
Other revenues increased $24 million or 10% to $266 million for the nine months ended September 30, 2013 compared to $242 million for the prior year period reflecting higher marketing support due to higher average separate account balances.
Net realized investment gains were $3 million for the nine months ended September 30, 2013 compared to $1 million for the prior year period. In the nine months ended September 30, 2013, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $7 million partially offset by other-than-temporary impairments recognized in earnings of $4 million which primarily related to credit losses on non-agency residential mortgage backed securities. In the nine months ended September 30, 2012, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $12 million offset by other-than-temporary impairments recognized in earnings of $12 million which were primarily related to credit losses on non-agency residential mortgage backed securities.
Benefits and Expenses
Total benefits and expenses decreased $223 million or 10% to $2.1 billion for the nine months ended September 30, 2013 compared to $2.3 billion for the prior year period primarily due to a decrease in benefits, claims, losses and settlement expenses and amortization of DAC.
Benefits, claims, losses and settlement expenses decreased $131 million, or 14% to $839 million for the nine months ended September 30, 2013 compared to $970 million for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2013 included a $5 million benefit from unlocking which included a $22 million benefit related to the market impact on variable annuity guaranteed living benefits, and the prior year period included a $22 million expense, which included a $15 million expense related to the market impact on variable annuity guaranteed living benefits. The market impact on variable annuity guaranteed living benefits is discussed below. The unlocking impact for the nine months ended September 30, 2013 reflected the impact of expected higher interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes. The unlocking impact for the prior year period primarily reflected lower bond fund returns related to the life contingent benefits associated with variable annuity guaranteed minimum withdrawal benefits ("GMWB").

•	An increase in expenses of approximately $30 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•	An $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods and a $9 million benefit from a life insurance reserve release in the prior year period.

•	A $93 million increase in expense compared to the prior year period from the unhedged non-performance credit spread risk adjustment on variable annuity guaranteed living benefits.

•
A $290 million decrease in expense from other market impacts on variable annuity guaranteed living benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $290 million decrease was the result of a favorable $835 million change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $533 million change in the market impact on derivatives hedging the variable annuity guaranteed living benefits and an unfavorable $12 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were up for the 2013 period and down for the 2012 period resulting in a favorable change in the variable annuity guaranteed living benefits liability, partially offset by an unfavorable change in the related hedge assets.

•	Equity market and volatility impacts on the hedge assets for the 2013 period were a lower expense than the impacts in the 2012 period, offset by the year over year corresponding liability result.

•
Other unhedged items including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items were a net favorable impact compared to the prior year period.

Amortization of DAC decreased $50 million or 33% to $102 million for the nine months ended September 30, 2013 compared to $152 million for the prior year period primarily due to the impact of unlocking and model changes, partially offset by the DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization). Amortization of DAC for the nine months ended September 30, 2013 included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed living benefits, primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. Amortization of DAC for the prior year period included a $14 million expense from unlocking and model changes, which included a $3 million benefit related to the DAC offset to the market impact on variable annuity guaranteed living benefits, primarily reflecting a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees, and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $12 million for the nine months ended September 30, 2013, compared to a benefit of $57 million in the prior year period. The market impact on DAC was a benefit of $13 million for the nine months ended September 30, 2013 compared to a benefit of $23 million in the prior year period as a result of favorable equity market returns largely offset by unfavorable bond fund returns in the nine months ended September 30, 2013 compared to favorable equity and bond fund returns in the prior year period.
Income Taxes
The Company’s effective tax rate was 17% for the nine months ended September 30, 2013, compared to 20% for the nine months ended September 30, 2012. The effective tax rate for both periods is lower than the statutory rate as a result of tax preferred items including the dividends received deduction, foreign tax credits and low income housing credits.  The decrease in the effective tax rate for the nine months ended September 30, 2013 compared to the prior year period is a result of a $32 million correction of tax related to securities lending activities in 2012 offset by higher pretax income in the current period.
It is possible there will be corporate tax reform in the next few years.  While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items.  Any changes could have a material impact on the income tax expense and the deferred tax balances of the company.
Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk.  Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its fixed annuities, fixed life insurance and fixed portion of its variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.
The Company's earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company guarantees an interest rate to the holders of these products. The Company primarily invests in fixed rate securities to fund the rate credited to clients. As a result of the low interest rate environment, the Company's current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2015 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $3.0 billion and 4.9%, respectively, as of September 30, 2013. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.8 billion and had a weighted average yield of 4.4% as of September 30, 2013.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on the Company's spread income, it assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may reduce the crediting rates on its fixed products when warranted, subject to guaranteed minimums.
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to contractholders as of September 30, 2013 and the respective guaranteed minimums:

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps Above Guaranteed Minimum	50-99 bps Above Guaranteed Minimum	100-150 bps Above Guaranteed Minimum	Greater than 150 bps Above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions)

1% - 1.99%	$0.4	$0.4	$0.4	$0.4	$3.0	$4.6
2% - 2.99%	0.5	0.1	—	—	—	0.6
3% - 3.99%	9.1	0.1	—	0.1	0.6	9.9
4% - 5.00%	5.8	—	—	—	—	5.8
Total	$15.8	$0.6	$0.4	$0.5	$3.6	$20.9
Percentage of total	76%	3%	2%	2%	17%	100%
In addition to the fixed rate exposures noted above, the Company also has the following variable annuity benefits: GMWB, guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities.  This approach works with the premise that matched sensitivities will produce a highly effective hedging result.  The Company’s comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities; Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega).  Additionally, various second order sensitivities are managed.  The Company uses various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures.  The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.
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

The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2013:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(79)	$—	$(79)
DAC and DSIC amortization(1) (2)	(96)	—	(96)
Variable annuity riders:
GMDB and GMIB(2)	(79)	—	(79)
GMWB	(161)	163	2
GMAB	(40)	39	(1)
DAC and DSIC amortization(3)	N/A	N/A	1
Total variable annuity riders	(280)	202	(77)
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	5	(7)	(2)
Total	$(449)	$194	$(254)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(22)	$—	$(22)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	470	(548)	(78)
GMAB	27	(30)	(3)
DAC and DSIC amortization(3)	N/A	N/A	15
Total variable annuity riders	497	(578)	(66)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
Indexed universal life insurance	5	—	5
Total	$537	$(578)	$(26)

N/A    Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
The above results compare to an estimated negative net impact to pretax income of $203 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $78 million related to a 100 basis point increase in interest rates as of December 31, 2012. The change in the interest rate exposure related to GMWB liabilities is from a refinement in the Company's hedging strategy.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price).  Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price.  As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk.  The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities.  Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2013.  As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase.  If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $124 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2013 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at September 30, 2013 and December 31, 2012 was $150 million and $501 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio.  RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings.  At September 30, 2013 and December 31, 2012, the Company had borrowings of $350 million and nil, respectively, from the FHLB which is collateralized with commercial mortgage backed securities.
The outstanding balance under the lines of credit with Ameriprise Financial was $150 million at both September 30, 2013 and December 31, 2012.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases.  The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Cash dividends paid to Ameriprise Financial	$675	$740
Cash dividends received from RiverSource Life of NY	25	30
During the nine months ended September 30, 2013 and 2012, RiverSource Life Insurance Company made a cash contribution to RTA of $30 million and $53 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements as follows:

	Actual Capital(a)		Regulatory Capital Requirement(b)
	September 30, 2013	December 31, 2012	December 31, 2012
		(in millions)
RiverSource Life Insurance Company	$2,872	$3,257	$620
RiverSource Life Insurance Co. of New York	249	256	44

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

•	the Company’s investment management performance and consumer acceptance of the Company’s products;

•	effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;

•
changes to the Company’s reputation that may arise from employee or Ameriprise Financial Services, Inc. advisor misconduct, legal or regulatory actions, improper management of conflicts of interest or otherwise;

•
the Company’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings, as well as the opinions of rating agencies and other analysts or the Company’s regulators distributors or policyholders and contractholders in response to any change or prospect of change in any such opinion;

•
risks of default, capacity constraints or repricing by issuers or guarantors of investments the Company owns or by counterparties to hedge derivative, insurance or reinsurance arrangements, experience deviations from the Company’s assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts and the reactions of other market participants or the Company’s regulators, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

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

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2013.
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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 4, 2013	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	November 4, 2013	By	/s/ Brian J. McGrane
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

101*
The following materials from RiverSource Life Insurance Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Shareholder's Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

______________________________________

*	Filed electronically herewith.

E-1