Form 10-K
period 2013-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2014-02-27
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2014
Common Stock (par value $30 per share)	100,000 shares
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
Annuities: Product Features and Risks
RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFSI. In 2013, cash sales for annuities sold through AFSI were $5.5 billion, of which $5.2 billion were for variable annuity sales and $300 million were for fixed annuity sales.
In the fourth quarter of 2010, RiverSource Life discontinued the sale of variable annuities through third-party banks and broker-dealers in order to focus on the distribution of its variable product offerings and sales through AFSI. In 2013, RiverSource Life had total cash sales for fixed annuities through third-party banks and broker-dealers of $20 million.
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
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. These underlying investment options may include affiliated RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds (collectively, “VST Funds”) as well as funds of other companies. Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4.0% as of December 31, 2013.
Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions. Approximately 98% of RiverSource Life’s overall variable annuity assets include either an optional or a standard GMDB provision and approximately 56% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.
In 2012, RiverSource Life introduced the SecureSource 3® living benefit rider, an optional GMWB rider that can be added to new purchases of variable annuities for a fee. The SecureSource 3 benefit ensures a specified withdrawal amount annually for life. Clients who purchase this benefit are invested in one or more of four Portfolio Stabilizer (managed volatility) funds of funds that are designed to pursue total return while seeking to mitigate exposure to market volatility. This rider provides clients with the security of guaranteed lifetime income, an opportunity for a less volatile investment experience and an opportunity for guaranteed income growth. Clients purchasing a new variable annuity with the optional GMAB living benefit rider are also invested in one or more of four Portfolio Stabilizer (managed volatility) funds of funds. Columbia Management Investment Advisers, LLC (“CMIA”), RiverSource Life’s investment manager, serves as investment advisor for the funds of funds and all of the underlying funds in which the funds of funds invest.
RiverSource Life’s Portfolio Navigator asset allocation program is available for new sales under its variable annuities, but as of April 2012, is no longer available for sale with a living benefit rider. The Portfolio Navigator program allows clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. The Portfolio Navigator program is designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals. Portfolio Navigator was designed to help a contract purchaser tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. CMIA serves as investment adviser for the funds of funds and all of the underlying funds in which the Portfolio Navigator funds of funds invest.
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
The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefits RiverSource Life offers (see “General and Separate Account Assets - General Account” below). As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline. For a discussion of liabilities and reserves related to RiverSource Life’s annuity products, see Part II, Item 7A of this Annual Report on Form 10-K - “Quantitative and Qualitative Disclosures About Market Risk” as well as Note 2, Note 9 and Note 10 of the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1.0% to 5.0% as of December 31, 2013. New contracts issued provide guaranteed minimum interest rates in compliance with state laws.
Insurance: Product Features and Risks
RiverSource Life issues both variable and fixed (including indexed) universal life insurance, traditional life insurance and disability income (“DI”) insurance. These solutions are designed to help clients protect their income, grow assets and give to those individuals or causes that they care most about. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Traditional life insurance refers to whole and term life insurance policies. While traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium, RiverSource Life also offers a term life insurance product that will generally pay the death benefit in the form of a monthly income stream to a date specified at issue. RiverSource Life also offers a chronic care rider, AdvanceSource® rider, on its new permanent insurance products. This rider allows its policyholders to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need.
RiverSource Life’s sales of individual life insurance in 2013, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 25% variable universal life, 72% fixed universal life and 3% traditional life. RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is utilized by RiverSource Life to mitigate this risk.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include affiliated VST Funds as well as funds of other companies. Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% as of December 31, 2013. RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges. RiverSource Life’s Portfolio Navigator asset allocation program, as described in “Annuities: Product Features and Risks - Variable Annuities” is also available under its variable universal life insurance products.
Fixed Universal Life Insurance and Traditional Whole Life Insurance
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates. Fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2.0% to 5.0% as of December 31, 2013. Approximately 10% of the face amount of RiverSource Life’s in force life insurance is fixed universal life, which includes indexed universal life (“IUL”), as described below. Certain fixed universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. Approximately 32% of in force fixed universal life contains a secondary guarantee that generates an additional liability.

In 2009, RiverSource Life discontinued new sales of traditional whole life insurance, however RiverSource Life continues to service existing policies. RiverSource Life’s in force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.
IUL provides lifetime insurance protection and efficient asset growth through index-linked interest crediting, without the impact of negative market returns. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest. In addition, as with universal life insurance, there is a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index® (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.
In 2013, RiverSource Life introduced TrioSourceSM universal life insurance with long term care benefits. TrioSource allows clients to allocate a policy’s cash value to a fixed account that begins to earn interest immediately. The base feature of TrioSource is a fixed universal life insurance policy that provides a guaranteed death benefit. The policy offers a guaranteed return of premium (“ROP”). ROP is 90% of the premium in years 1-2 and 100% of the premium in years 3 and later and is net of any partial surrenders, outstanding policy loans or long term care benefits paid. The Accelerated Benefit Rider (“ABR”) for Long-Term Care allows for the acceleration of the death benefit to help pay for covered long term care expenses. In addition, clients may purchase an optional rider which extends benefits for a specified time period after ABR benefits have been exhausted. Any long term care benefit paid reduces the death benefit, cash value and ROP. Additional riders, including an inflation protection option, are available for an additional charge.

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
Long Term Care Insurance
As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance. RiverSource Life generally has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retained the remaining risk. For policies issued by RiverSource Life of NY, this coinsurance only applies to policies issued in 1996 or later.
In 2004, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of nursing home-only indemnity LTC insurance policies. Implementation of these rate increases began in early 2005 and continues. Approvals have been received for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 95.7% of premium on all such policies where an increase was requested.
In 2007, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of comprehensive reimbursement LTC insurance policies. Implementation of these rate increases began in late 2007 and continues. Approvals have been received for some or all requested increases in 48 states, with an average approved cumulative rate increase of 33.9% of premium on all such policies where an increase was requested.
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
RiverSource Life has the discretion to set the rate of interest credited to policyholders’ and contractholders’ accounts subject to each contract’s guaranteed minimum interest crediting rate. To the extent the yield on RiverSource Life’s invested general account asset portfolio declines below its target spread plus the minimum guarantee, RiverSource Life’s profitability would be negatively affected.
The interest rates credited to policyholders’ and contractholders’ fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of RiverSource Life’s strategy includes the use of derivatives, such as interest rate swaptions, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to policyholders’ and contractholders’ fixed accounts. Conversely, in a low interest rate environment, margins may be negatively impacted as the interest rates available on RiverSource Life’s invested assets approach guaranteed minimum interest rates on the insurance policies or annuity contracts in force. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment.
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
Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insolvency. See Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
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
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. In December 2013, the FIO released recommendations that outline near-term reforms that state insurance regulators should undertake regarding capital adequacy, safety and soundness, reform of insurer resolution practices, and marketplace regulation. In addition, the report outlines areas for direct federal involvement in insurance regulation and recommends that Congress consider other areas for federal involvement should states fail to accomplish necessary modernization in the near term. The extent to which the report will impact state regulation of insurance companies and ultimately lead to a more prominent role of the federal government in the regulation of the insurance industry is uncertain.
In October 2012, RiverSource Life purchased a block of residential mortgage loans from an affiliate, Ameriprise Bank, FSB. As an owner and servicer of residential mortgages, RiverSource Life must comply with applicable federal and state lending and foreclosure laws and is subject to the jurisdiction of the federal Consumer Finance Protection Bureau and certain state regulators relative to these mortgage loans.
The National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) requirements that all state insurance departments have adopted. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory action designed to protect policyholders. The NAIC RBC report is completed as of December 31 and filed annually, along with the statutory financial statements.
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
At December 31, 2013, RiverSource Life Insurance Company’s company action level RBC was $591 million, and the corresponding total adjusted capital was $2.7 billion, which represents 465% of company action level RBC.
At December 31, 2013, RiverSource Life of NY’s company action level RBC was $49 million, and the corresponding total adjusted capital was $251 million, which represents 507% of company action level RBC.
As described above, RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level.
As part of its Solvency Modernization Initiative, the NAIC has adopted revisions to its Insurance Holding Company System Regulatory Act and created a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. These model acts set forth specific requirements for enterprise risk management functions and annual risk reports and further requires domestic insurers to conduct an ORSA and to annually file an ORSA summary report. The primary purpose of these modifications is to foster an effective level of enterprise risk management and to provide a group-level perspective on risk and capital. New York has adopted the holding company act revisions and a draft ORSA regulation. Accordingly, RiverSource Life of NY will be required to file its first enterprise risk report by April 30, 2014 and, assuming final adoption of the proposed regulation, its first ORSA report by December 1, 2015.

Certain aspects of RiverSource Life’s business are subject to comprehensive legal requirements by different functional regulators concerning the use and protection of personal information, including client information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, Health Insurance Portability and Accountability Act (“HIPAA”), Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and an ever increasing number of state laws. RiverSource Life continues its efforts to safeguard the data entrusted to it in accordance with applicable laws and internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve its business objectives and to best serve its clients.
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
For most new life insurance policies, RiverSource Life reinsures 90% of the death benefit liability. RiverSource Life began reinsuring risks at this level in 2001 (RiverSource Life of NY began in 2002) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these reinsurance levels.
However, for IUL policies issued after September 1, 2013, RiverSource Life generally reinsures 50% of the death benefit liability. Similarly, for variable universal life policies issued after January 1, 2014, 50% of the death benefit liability will generally be reinsured. Finally, RiverSource Life reinsures 50% of the death benefit and morbidity liabilities related to the TrioSource universal life product launched in 2013.
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
For existing LTC policies, RiverSource Life ceded 50% of the risk on a coinsurance basis to Genworth and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2013, RiverSource Life’s credit exposure to Genworth under this reinsurance arrangement was approximately $1.7 billion. Genworth also serves as claims administrator for RiverSource Life’s LTC policies.
Generally, RiverSource Life retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states in 2007 (2010 for RiverSource Life of NY) and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. RiverSource Life retains all risk for new claims on DI contracts sold on other policy forms. RiverSource Life also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.
RiverSource Life also has life insurance and fixed annuity risk previously assumed under reinsurance arrangements with unaffiliated insurance companies. As of December 31, 2013, the amount related to assumed reinsurance arrangements was $597 million.
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
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national or local in nature, include: political, social, economic and market conditions; the availability and cost of capital; the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; U.S. and foreign government fiscal and tax policies; U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; the availability and cost of credit; inflation; investor sentiment and confidence in the financial markets; terrorism and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s businesses. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
Declines and volatility in U.S. and global market conditions have impacted RiverSource Life’s business in the past and may do so again. RiverSource Life’s business has been and in the future may be adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally.
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
A significant market decline in equity price levels could also result in guaranteed minimum benefits under GMDB and GMIB provisions being higher than current account values would support, which could have an adverse effect on RiverSource Life’s financial condition and results of operations. RiverSource Life does not currently hedge, reinsure or sell GMIB provisions.
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
The offerings available to Ameriprise Financial’s advisor network include not only annuity and insurance products issued almost exclusively (in the case of annuities) or predominantly (in the case of insurance products) by RiverSource Life, but also variable annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of Ameriprise Financial’s advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.
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
RiverSource Life has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, hedge funds, insurers, reinsurers, investment funds and other institutions. The operations of U.S. and global financial services institutions are interconnected and a decline in the financial condition of one or more financial services institutions may expose RiverSource Life to credit losses or defaults, limit access to liquidity or otherwise disrupt the operations of RiverSource Life’s business. While RiverSource Life regularly assesses its exposure to different industries and counterparties, the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known.
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
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2013, 6% of RiverSource Life’s invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.
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
During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of RiverSource Life’s securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within RiverSource Life’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on RiverSource Life’s financial condition or results of operations.
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 21% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2013. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds.
RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years have weakened the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments. For more information regarding assessments from guaranty fund associations, see Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
If the counterparties to RiverSource Life’s reinsurance arrangements or to the derivative instruments it uses to hedge its business risks default, RiverSource Life may be exposed to risks it had sought to mitigate, which could adversely affect its financial condition and results of operations.
RiverSource Life uses reinsurance to mitigate its risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K - “Business - Reinsurance.” Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders and contractholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit and performance risk with respect to its reinsurers. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have a material adverse effect on RiverSource Life’s financial condition and results of operations. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding reinsurance.
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
RiverSource Life sets prices for its life, DI and LTC insurance and some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, including the morbidity and mortality rates. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. For example, if morbidity rates are higher or mortality rates are lower than its pricing assumptions, RiverSource Life could be required to make greater payments under DI insurance policies, chronic care riders and immediate annuity contracts than it had projected. The same holds true for LTC policies RiverSource Life previously underwrote to the extent of the risks that RiverSource Life retained. If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.
The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals. As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance. RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten, and also implemented rate increases on certain in force policies as described in Item 1 of this Annual Report on Form 10-K - “Business - Insurance: Product Features and Risks - Long Term Care Insurance.” RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.
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
For more information regarding DAC, see Part II, Item 7 in this Annual Report on Form 10-K - “Management’s Narrative Analysis - Critical Accounting Policies - Deferred Acquisition Costs and Deferred Sales Inducement Costs” and “- Recent Accounting Pronouncements.”
Misconduct by RiverSource Life’s employees and agents and its affiliates’ employees, financial advisors and agents is difficult to detect and deter and could harm RiverSource Life’s business, financial condition or results of operations.
Misconduct by RiverSource Life’s employees and agents and its affiliates’ employees, financial advisors and agents could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of RiverSource Life’s businesses and could include:

•	binding RiverSource Life to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•	improperly using, disclosing, or otherwise compromising confidential information;

•	recommending transactions that are not suitable;

•	engaging in fraudulent or otherwise improper activity, including the misappropriation of funds;

•	engaging in unauthorized or excessive trading to the detriment of customers; or

•	otherwise not complying with laws, regulations or RiverSource Life’s control procedures.
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
The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects of RiverSource Life and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, technological, cyber-security, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of employees, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage RiverSource Life’s reputation among existing and potential clients, employees and distributors. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
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
RiverSource Life’s operational systems and networks have been, and will continue to be, subject to evolving cyber-security or other technological risks, which could result in the disclosure of confidential client information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third part technology systems and networks to process, transmit and store information including sensitive client and proprietary information, and to conduct business activities and transactions with clients, distributors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of RiverSource Life’s business operations, including the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, neither RiverSource Life nor its affiliates have experienced material breaches of nor interference with these systems and networks, however, RiverSource Life and its affiliates routinely encounter and address such threats. For example, the cyber-security and technological threats experienced by RiverSource Life and its affiliates have included phishing scams, distributed denial of service attacks, introductions of malware, attempts at electronic break-ins and unauthorized payment requests. Any such breaches or interference by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, financial condition or results of operations.
RiverSource Life and its affiliates are subject to international, federal and state regulations, and, in some cases contractual obligations, that require it to establish and maintain policies and procedures designed to protect sensitive client, employee, contractor and vendor information. RiverSource Life and its affiliates have implemented and maintain security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance. RiverSource Life and its affiliates also require third party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with or process information pertaining to RiverSource Life’s business or its clients to meet certain information security standards. Changes in RiverSource Life’s technology platforms, such as an evolution to accommodate mobile computing, may also require corresponding changes in its systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the security measures RiverSource Life and its affiliates currently maintain.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cyber-security and technology risks, RiverSource Life cannot assure that the systems and networks of RiverSource Life and its affiliates will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect it against all losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, financial condition, or results of operations. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption and maintenance of appropriate security measures. RiverSource Life could also suffer harm to its business and reputation if attempted security breaches are publicized. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with its products and services.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackout, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect the financial condition or results of operations of RiverSource Life. Such disasters and catastrophes may damage its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations, and by impacting claims, as described below. These impacts could be particularly severe to the extent they affect RiverSource Life’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact RiverSource Life indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
The potential effects of natural and man-made disasters and catastrophes on the business of RiverSource Life include but are not limited to the following: a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under its insurance policies; an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of its reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and declines and volatility in the financial markets could harm its financial condition.

RiverSource Life cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can RiverSource Life predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or an overall economic stability and sustainability. As such, RiverSource Life cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes, including predictive modeling, establishing liabilities for expected claims, acquiring insurance and reinsurance and developing business continuity plans, will be effective.
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
RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of this Annual Report on Form 10-K - “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Any enforcement actions, investigations or other proceedings brought against RiverSource Life or its subsidiaries, directors, employees and affiliated employees and agents by its regulators may result in fines, injunctions or other disciplinary actions that could harm RiverSource Life’s reputation or impact its results of operations. Further, any changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its financial condition and operations. Such changes may impact the operations and profitability of RiverSource Life, including with respect to the scope of products and services provided and the incurrence of additional costs of doing business. The economic crisis of recent years has resulted in numerous changes to regulation and oversight of the insurance industry, the full impact of which has yet to be realized. Any incremental requirements, costs and risks imposed on RiverSource Life in connection with such current or future legislative or regulatory changes, may constrain its ability to market its products to potential customers, and could negatively impact its profitability and make it more difficult for RiverSource Life to pursue its growth strategy.
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
RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method when adopted by 42 jurisdictions that account for at least 75% of U.S. insurance premiums combined. To date, seven states have adopted the valuation manual. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator or future initiatives of the FIO with the Department of the Treasury, may have on RiverSource Life or its competitors. For additional discussion on the role and activities of the FIO, see the information provided under the heading “Regulation” contained in Part I, Item 1 of this Annual Report on Form 10-K.

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
The Dodd-Frank Act enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of many provisions are subject to additional studies and will not be known until regulatory agencies adopt final rules. The full impact of the Dodd-Frank Act on RiverSource Life, the financial industry and the economy cannot be known until the rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.
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
In the wake of the recent financial crisis, other national and international authorities have also proposed measures intended to increase the intensity of regulation of financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. These measures have included enhanced risk-based capital requirements, leverage limits, liquidity and transparency requirements, single counterparty exposure limits, governance requirements for risk management, stress-test requirements, debt-to-equity limits for certain companies, early remediation procedures, resolution and recovery planning and guidance for maintaining appropriate risk culture.
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
Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on RiverSource Life’s financial statements.
RiverSource Life’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of RiverSource Life’s assets or liabilities and results of operations and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, RiverSource Life could be required to correct and restate prior period financial statements.
RiverSource Life prepares its financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC, and other regulators may change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in the restating of prior period financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. It is possible that such changes could have a material adverse effect on RiverSource Life’s financial condition and results of operations.
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
Changes in corporate tax laws and regulations and in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations could adversely affect RiverSource Life’s earnings.
RiverSource Life is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and may be subject to different interpretations. RiverSource Life must make judgments and interpretations about the application of these inherently complex tax laws when determining the provision for income taxes and must also make estimates about when in the future certain items affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be settled with the taxing authority upon examination or audit. In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase RiverSource Life’s provision for income taxes and reduce its earnings.
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
Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), claims handling, and unclaimed property and escheatment practices and procedures. With regard to an industry-wide investigation of unclaimed property and escheatment practices and procedures, RiverSource Life is responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the State of Minnesota and a multistate insurance department examination). RiverSource Life has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.
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
For discussion regarding RiverSource Life Insurance Company’s payment of dividends and restrictions on dividends, see Item 7 of this Annual Report on Form 10-K - “Management’s Narrative Analysis - Capital Activity” and Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. The fair value of the Company’s Available-for-Sale securities at December 31, 2013 was primarily obtained from third party pricing sources. The Company records unrealized securities gains (losses) in accumulated other comprehensive income, net of impacts to deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), certain benefit reserves, reinsurance recoverables and income taxes. The Company recognizes gains and losses on a trade date basis in results of operations upon disposition of the securities.

When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost basis and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost basis, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.
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
Deferred Acquisition Costs and Deferred Sales Inducement Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial, advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred.
For the Company’s annuity and life, disability income (“DI”) and long term care (“LTC”) insurance products, the DAC and DSIC balances at any reporting date are supported by projections that show management expects there to be adequate premiums or estimated gross profits after that date to amortize the remaining DAC and DSIC balances. These projections are inherently uncertain because they require management to make assumptions about financial markets, anticipated mortality and morbidity levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for the Company’s annuity products are typically 30 to 50 years. Projection periods for its life and LTC insurance products are often 50 years or longer and projection periods for its DI products can be up to 45 years. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions.
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
For annuity, life, DI and LTC insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which contractholders and policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance businesses during the DAC amortization period.
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
A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near- and long-term fixed income returns by 100 basis points	$(46)

Decrease in future near-term equity fund growth returns by 100 basis points	$(34)
Decrease in future long-term equity fund growth returns by 100 basis points	(27)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(61)

(1)	An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
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

Policyholder Account Balances, Future Policy Benefits and Claims
Fixed Annuities and Variable Annuity Guarantees
Fixed annuities and variable annuity guarantees include amounts for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, equity indexed annuities (“EIA”) and fixed annuities in a payout status.
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
In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The amounts in the table above in “Deferred Acquisition Costs and Deferred Sales Inducement Costs” include the estimated impact to benefits and claims expense related to variable annuity guarantees resulting from a decrease of 100 basis points in various rate assumptions.
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
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. These embedded derivatives are recorded in policyholder account balances, future policy benefits and claims. See Note 13 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. Significant assumptions made in projecting future benefits and fees relate to persistency and benefit utilization. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.
Liabilities for EIA are equal to the host contract values covering guaranteed benefits and the fair value of embedded equity options.
Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 3.05% to 9.38% at December 31, 2013, depending on year of issue, with an average rate of approximately 4.83%.
Life, Disability Income and Long Term Care Insurance
Life, DI and LTC insurance includes liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of indexed universal life (“IUL”) products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.

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
In determining the liability for contracts with profits followed by losses, the Company projects benefits and contract assessments using actuarial models. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
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
Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience. Interest rates used with DI claims ranged from 3.0% to 8.0% at December 31, 2013, with an average rate of 4.4%. Interest rates used with LTC claims ranged from 4.0% to 6.0% at December 31, 2013, with an average rate of 4.0%.
Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 3.25% to 10.0% at December 31, 2013, depending on policy form, issue year and policy duration. Anticipated interest rates for DI policies ranged from 3.25% to 7.5% at December 31, 2013, depending on policy form, issue year and policy duration. Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 5.8% to 9.4% at December 31, 2013.
Changes in policyholder account balances, future policy benefits and claims are reflected in earnings in the period adjustments are made.
Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverables.
Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage its exposure to various market risks. Examples include index options, interest rate swaps and swaptions, total return swaps and futures used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions. All derivatives are recorded at fair value. The fair value of the Company’s derivative instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market observable inputs to the extent available.
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
The Company’s accounting policy is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. Changes in fair value are recognized in current period earnings for derivative instruments that do not qualify for hedge accounting or are not designated as accounting hedges.
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
For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2 and Note 17 to the Consolidated Financial Statements.
Reinsurance
The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, LTC and DI ceded on a coinsurance basis, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of policy and contract charges. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded as reinsurance recoverables.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure the Company’s ability to realize its deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state deferred tax assets, primarily state net operating losses, and therefore a valuation allowance of $6 million has been established at December 31, 2013.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.
Consolidated Results of Operations for the Years Ended December 31, 2013 and 2012
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,
	2013	2012	Change
		(in millions)
Revenues
Premiums	$430	$442	$(12)	(3)%
Net investment income	1,411	1,480	(69)	(5)
Policy and contract charges	1,725	1,593	132	8
Other revenues	359	329	30	9
Net realized investment gains (losses)	3	(3)	6	NM
Total revenues	3,928	3,841	87	2
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,172	1,216	(44)	(4)
Interest credited to fixed accounts	806	831	(25)	(3)
Amortization of deferred acquisition costs	141	225	(84)	(37)
Other insurance and operating expenses	746	755	(9)	(1)
Total benefits and expenses	2,865	3,027	(162)	(5)
Pretax income	1,063	814	249	31
Income tax provision	221	164	57	35
Net income	$842	$650	$192	30%
NM  Not Meaningful.
Overview
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions, relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions and the impact is reflected as part of its annual review of life insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact in the third quarter of 2013 primarily reflected expected higher interest rates and changes in assumed policyholder behavior.
Net income increased $192 million or 30% to $842 million for the year ended December 31, 2013 compared to $650 million for the prior year. Pretax income increased $249 million or 31% to $1.1 billion for the year ended December 31, 2013 compared to $814 million for the prior year primarily reflecting the impact from unlocking and model changes, the impact of market appreciation and the market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization), net realized gains on securities for the year ended December 31, 2013 compared to net realized losses on securities in the prior year and a $24 million benefit from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees into managed volatility funds, partially offset by the negative impact from spread compression in the Company’s fixed annuities, fixed insurance and the fixed portion of variable annuities and variable insurance contracts. The market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $155 million for the year ended December 31, 2013 which included a $17 million benefit associated with unlocking. This compares to an expense of $265 million for the prior year, which included a $14 million expense associated with unlocking and model changes.

The Company’s fixed annuity account balances declined 4% to $13.3 billion at December 31, 2013 compared to the prior year due to ongoing net outflows resulting from low client demand given the interest rate environment. The Company is in the process of setting lower renewal interest rates for a portion of its fixed annuities that are currently above the guaranteed minimum, which should help relieve some of the spread compression caused by low rates. The majority of the interest rate renewals will occur in the first half of 2014.
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and model changes for the years ended December 31:

Pretax Increase (Decrease)	2013	2012
	(in millions)
Policy and contract charges	$(18)	$(41)

Benefits, claims, losses and settlement expenses	(5)	(28)
Interest credited to fixed accounts	—	2
Amortization of DAC	(79)	23
Total benefits and expenses	(84)	(3)
Total(1)	$66	$(38)

(1)	Includes a $17 million benefit and a $14 million expense related to the market impact on variable annuity guaranteed benefits for the years ended December 31, 2013 and 2012, respectively.
The impact of unlocking and model changes for the year ended December 31, 2012 included a $41 million benefit, net of DAC and DSIC amortization, from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.
Revenues
Total revenues increased $87 million or 2% to $3.9 billion for the year ended December 31, 2013 compared to $3.8 billion for the prior year.
Net investment income decreased $69 million or 5% to $1.4 billion for the year ended December 31, 2013 compared to $1.5 billion for the prior year reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges increased $132 million or 8% to $1.7 billion for the year ended December 31, 2013 compared to $1.6 billion for the prior year. The increase is primarily due to higher separate account fees driven by higher average separate account balances due to positive market performance and higher fee rates.
Other revenues increased $30 million or 9% to $359 million for the year ended December 31, 2013 compared to $329 million for the prior year reflecting higher marketing support due to higher average separate account balances driven by positive market performance.
Net realized investment gains were $3 million for the year ended December 31, 2013 compared to net realized investment losses of $3 million for the prior year. In the year ended December 31, 2013, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $11 million partially offset by other-than-temporary impairments recognized in earnings of $6 million which primarily related to credit losses on non-agency residential mortgage backed securities. In the year ended December 31, 2012, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $15 million offset by other-than-temporary impairments recognized in earnings of $17 million which were primarily related to credit losses on non-agency residential mortgage backed securities.
Benefits and Expenses
Total benefits and expenses decreased $162 million or 5% to $2.9 billion for the year ended December 31, 2013 compared to $3.0 billion for the prior year primarily due to a decrease in benefits, claims, losses and settlement expenses and amortization of DAC.
Benefits, claims, losses and settlement expenses decreased $44 million, or 4% compared to the prior year primarily reflecting the following items:

•
The year ended December 31, 2013 included a $5 million benefit from unlocking and model changes which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits, and the prior year included a $28 million benefit, which included an $18 million expense related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The impact from unlocking and model changes for the year ended December 31, 2013 reflected expected higher interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes. The impact from unlocking and model changes for the prior year primarily reflected a $50 million benefit from an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, partially offset by lower bond fund returns related to the life contingent benefits associated with GMWB.

•	An increase in expenses of approximately $40 million related to higher reserve funding driven by the impact of higher fees from prior year sales with variable annuity guarantees.

•	An $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods and a $9 million benefit from a life insurance reserve release in the prior year.

•
A $29 million decrease in expenses from policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the managed volatility funds. During the fourth quarter of 2013, the Company added managed volatility fund options (Portfolio Stabilizer) for its in-force variable annuities with living benefit guarantees.

•	A $141 million increase in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $290 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $290 million decrease was the result of a favorable $916 million change in the market impact on variable annuity guaranteed living benefits reserves, partially offset by an unfavorable $616 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $10 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were up in 2013 and down in 2012 resulting in a favorable change in the variable annuity guaranteed benefits liability, partially offset by an unfavorable change in the related hedge assets.

•
Equity market and volatility impacts on the hedge assets resulted in lower expenses in 2013 compared to 2012. This benefit was partially offset by higher expenses in 2013 compared to 2012 due to equity market and volatility impacts on the corresponding variable annuity guaranteed living benefits liability.

•
Other unhedged items including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items were a net unfavorable impact compared to the prior year.

Amortization of DAC decreased $84 million or 37% to $141 million for the year ended December 31, 2013 compared to $225 million for the prior year primarily reflecting the following items:

•
The year ended December 31, 2013 included a $79 million benefit from unlocking and model changes, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), primarily driven by the impact of expected higher interest rates and changes in assumed policyholder behavior. The prior year included a $23 million expense from unlocking and model changes, which included a $4 million benefit related to the DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization), primarily reflecting a decrease in income earned on assets due to the low interest rate environment compared to the interest credited to the contractholders, which in many instances are at their minimum guarantees, and lower bond fund growth rates, partially offset by a benefit from improved persistency and lowered mortality assumption. The impact of unlocking and model changes for the prior year included a $9 million expense for the DAC offset to the adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $31 million for the year ended December 31, 2013 compared to a benefit of $69 million in the prior year.

•
The market impact on DAC was a benefit of $26 million for the year ended December 31, 2013 compared to a benefit of $24 million in the prior year as a result of favorable equity market returns somewhat offset by unfavorable bond fund returns in the year ended December 31, 2013 compared to favorable equity and bond fund returns in the prior year.

Income Taxes
The Company’s effective tax rate was 21% for the year ended December 31, 2013, compared to 20% for the prior year. The effective tax rate for both periods is lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The effective tax rate for the year ended December 31, 2012 was impacted by the correction of tax related to securities lending activities partially offset by increased low income housing tax credits. See Note 1 to the Consolidated Financial Statements for additional information.

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
The following table presents, as of December 31, 2013, the Company’s non-agency residential mortgage backed securities backed by sub-prime, Alt-A or prime mortgage loans:

	Investment Grade		BB & Below		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Sub-prime
Original securitizations	$28	$29	$23	$21	$51	$50

Alt-A
Original securitizations	$49	$53	$180	$162	$229	$215
Re-Remic(1)	102	101	—	—	102	101
Total Alt-A	$151	$154	$180	$162	$331	$316

Prime
Original securitizations	$122	$125	$148	$156	$270	$281
Re-Remic(1)	794	834	21	26	815	860
Total Prime	$916	$959	$169	$182	$1,085	$1,141

Grand Total	$1,095	$1,142	$372	$365	$1,467	$1,507

(1)
Re-Remics of mortgage backed securities are prior vintages with cash flows structured into senior and subordinated bonds. Credit enhancement has been increased through the Re-Remic process on the securities the Company owns.

European Exposure
The following table presents, as of December 31, 2013, the Company’s exposure to European debt by country segregated between sovereign and non-sovereign (financial and non-financial corporate debt) exposure:

	Sovereign		Financials		Non-Financials		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	% of Invested Assets(1)
	(in millions, except percentages)
Greece	$—	$—	$—	$—	$—	$—	$—	$—	—%
Italy	—	—	—	—	48	48	48	48	0.2
Ireland	—	—	—	—	34	31	34	31	0.1
Portugal	—	—	—	—	—	—	—	—	—
Spain	—	—	—	—	169	176	169	176	0.6
Subtotal	—	—	—	—	251	255	251	255	0.9
Other European exposure	43	47	197	203	1,141	1,188	1,381	1,438	4.8
Total	$43	$47	$197	$203	$1,392	$1,443	$1,632	$1,693	5.7%

(1)	Invested assets include cash and cash equivalents and investments.
The non-financial corporate debt holdings in Italy, Ireland and Spain are primarily in utilities/telecommunications. The non-financial corporate debt holdings in other European countries are multinational companies concentrated in utilities and non-cyclical industrials. The Company has no exposure to deeply subordinated instruments. The Company does not hedge its European exposure and has no unfunded commitments related to its European debt holdings as of December 31, 2013.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2013. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $81 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2013 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at December 31, 2013 and 2012 was $50 million and $501 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. At December 31, 2013, the Company had borrowings of $450 million from the FHLB which is collateralized with commercial mortgage backed securities. The Company had no borrowings from the FHLB as of December 31, 2012.
The outstanding balance under the lines of credit with Ameriprise Financial was $150 million at both December 31, 2013 and 2012.
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
Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Cash dividends paid to Ameriprise Financial	$800	$865	$750
Non-cash dividend paid to Ameriprise Financial	—	—	850
Cash dividends received from RiverSource Life of NY	25	50	79
Cash dividends received from RTA	—	—	53
For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds. See Note 15 to the Consolidated Financial Statements for additional information.
During 2013, 2012 and 2011, RiverSource Life Insurance Company made cash contributions to RTA of $30 million, $53 million and $111 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital(a)		Regulatory Capital Requirement(b)
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in millions)
RiverSource Life Insurance Company	$2,747	$3,257	$591	$620
RiverSource Life Insurance Co. of New York	251	256	49	44

(a)
Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)	Regulatory capital requirement is based on the statutory risk-based capital filing.
Contractual Commitments
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2013 were as follows:

	Total	2014	2015-2016	2017-2018	2019 and Thereafter
	(in millions)
Insurance and annuities(1)	$39,849	$3,009	$6,166	$4,568	$26,106
Deferred premium options(2)	1,842	359	614	397	472
Line of credit with Ameriprise Financial(3)	150	150	—	—	—
Affordable housing partnerships(4)	137	73	59	1	4
Total	$41,978	$3,591	$6,839	$4,966	$26,582

(1)
These scheduled payments are represented by reserves of approximately $29.0 billion at December 31, 2013 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)
The fair value of these commitments included on the Consolidated Balance Sheets was $1.8 billion as of December 31, 2013. See Note 17 to the Consolidated Financial Statements for more information about deferred premium options.

(3)	The line of credit agreement with Ameriprise Financial does not include a repayment schedule.

(4)
Affordable housing partnership commitments are related to investments in low income housing tax credit partnerships. Call dates for the obligations presented are either date or event specific. For date specific obligations, the Company is required to fund a specific amount on a stated date provided there are no defaults under the agreement. For event specific obligations, the Company is required to fund a specific amount of its capital commitment when properties in a fund become fully stabilized. For event specific obligations, the estimated call date of these commitments is used in the table above.

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $613 million at December 31, 2013.

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
Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its fixed annuities, fixed insurance and fixed portion of its variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.
The guaranteed benefits associated with the Company’s variable annuities are GMWB, GMAB, GMDB and GMIB. Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying investment assets.
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. The Company’s comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. The Company uses various index options across the term structure, interest rate swaps and swaptions, total return swaps and futures to manage the risk exposures. The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.
In 2013, the Company established a macro hedge program which uses a combination of options and/or swaps to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus. The program also covers some of the residual risks not covered by other hedging activities. The Company assesses this residual risk under a range of scenarios in creating and executing the macro hedge program. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guaranty embedded derivatives.

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
The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2013:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(85)	$—	$(85)
DAC and DSIC amortization(1) (2)	(87)	—	(87)
Variable annuity riders:
GMDB and GMIB(2)	(78)	—	(78)
GMWB	(145)	135	(10)
GMAB	(34)	31	(3)
DAC and DSIC amortization(3)	N/A	N/A	5
Total variable annuity riders	(257)	166	(86)
Macro hedge program(4)	(2)	9	7
EIA	1	(1)	—
IUL insurance	8	(9)	(1)
Total	$(422)	$165	$(252)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(22)	$—	$(22)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	435	(502)	(67)
GMAB	23	(26)	(3)
DAC and DSIC amortization(3)	N/A	N/A	14
Total variable annuity riders	458	(528)	(56)
Macro hedge program(4)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	14	—	14
IUL insurance	10	—	10
Total	$460	$(529)	$(55)

N/A	Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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

(3)	Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

(4)	The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
The above results compare to an estimated negative net impact to pretax income of $203 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $78 million related to a 100 basis point increase in interest rates as of December 31, 2012. The change in equity price exposure is primarily due to assumption changes made as part of third quarter unlocking and higher account values year over year offset by changes in hedging strategy. The change in the interest rate exposure related to GMWB liabilities is from a refinement in the Company’s hedging strategy. The change in interest rate exposure related to fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products is related primarily to model updates, namely enhanced assumptions related to DAC and benefit reserves. The underlying interest rate sensitivity to fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products has not materially changed due to market conditions.
Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions and with discount rates increased to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. The nonperformance spread risk is not hedged.
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. At December 31, 2013, the value of these assets was $77.6 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities at December 31, 2013 was $75.5 billion compared to $68.1 billion at December 31, 2012. These contract values include GMWB and GMAB contracts which were $38.0 billion and $4.2 billion, respectively, at December 31, 2013, compared to $32.5 billion and $3.8 billion, respectively, at December 31, 2012. At December 31, 2013, reserves for GMWB and GMAB were assets of $383 million and $62 million, respectively, which were reflected as contra liabilities in policyholder account balances, futures policy benefits and claims compared to liabilities of $799 million and $103 million, respectively, at December 31, 2012. The GMWB and GMAB reserves include the fair value of embedded derivatives which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2013, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $10 million compared to $13 million at December 31, 2012.
Equity Price Risk - Variable Annuity Riders
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
The core derivative instruments with which the Company hedges the equity price risk of its GMWB and GMAB provisions are longer dated put and call derivatives; these core instruments are supplemented with equity futures and total return swaps. See Note 17 to the Consolidated Financial Statements for further information on the Company’s derivative instruments.
Interest Rate Risk - Variable Annuity Riders
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company's liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.2 billion in policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheet at December 31, 2013, $24.5 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2015 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.4 billion and 4.9%, respectively, as of December 31, 2013. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.8 billion and had a weighted average yield of 4.3% as of December 31, 2013. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management discretion. The average yield for investment purchases during the year ended December 31, 2013 was approximately 3.4%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on the Company’s spread income, it assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may reduce the crediting rates on its fixed products when warranted, subject to guaranteed minimums. The Company is in the process of setting lower renewal interest rates for a portion of its fixed annuities that are currently above the guaranteed minimum, which should help relieve some of the spread compression caused by low rates. The majority of the interest rate renewals will occur in the first half of 2014.

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2013 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps Above Guaranteed Minimum	50-99 bps Above Guaranteed Minimum	100-150 bps Above Guaranteed Minimum	Greater than 150 bps Above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$0.4	$0.4	$0.4	$0.4	$3.0	$4.6
2% - 2.99%	0.5	0.1	—	—	—	0.6
3% - 3.99%	9.8	0.1	—	—	—	9.9
4% - 5.00%	5.7	—	—	—	—	5.7
Total	$16.4	$0.6	$0.4	$0.4	$3.0	$20.8

Percentage of Account Values That Reset In:
Next 12 months (1)	99%	72%	21%	45%	98%	96%
> 12 months to 24 months (2)	—	4	25	26	2	1
> 24 months (2)	1	24	54	29	—	3
Total	100%	100%	100%	100%	100%	100%

(1)	Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.

(2)	Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index® . The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2013, the Company had $29 million in reserves related to equity indexed annuities. The Company discontinued new sales of equity indexed annuities in 2007.
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
Interest Rate Risk - Equity Indexed Annuities
Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2013.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account. At December 31, 2013, the Company had $267 million in reserves related to the index account of IUL.

Equity Price Risk - Indexed Universal Life
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
Interest Rate Risk - Indexed Universal Life
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
The counterparty risk for centrally cleared over-the-counter derivatives is transferred to a central clearing party through contract novation. Because the central clearing party monitors open positions and adjusts collateral requirements daily, the Company has minimal credit exposure to such derivative instruments.
Exchange-traded derivatives are effected through regulated exchanges that require contract standardization and initial margin to transact through the exchange. Because exchange-traded futures are marked to market and generally cash settled on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. Other exchange-traded derivatives would be exposed to nonperformance by counterparties for amounts in excess of initial margin requirements only if the exchange is unable to fulfill the contract.
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2013, the Company’s largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.
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

•
 experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders;

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

The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2013 10-K.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Items required under this section are included in Item 7 in this Annual Report on Form 10-K - “Management’s Narrative Analysis - Quantitative and Qualitative Disclosures about Market Risk.”
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of RiverSource Life Insurance Company:
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2013 and December 31, 2012 and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RiverSource Life Insurance Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2014

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2013, $22,902; 2012, $23,058)	$24,387	$25,932
Common stocks, at fair value (cost: 2013 and 2012, $2)	6	4
Mortgage loans, at amortized cost (less allowance for loan losses: 2013, $24; and 2012, $26)	3,326	3,389
Policy loans	773	752
Other investments	915	743
Total investments	29,407	30,820
Cash and cash equivalents	344	336
Restricted cash	—	86
Reinsurance recoverables	2,177	2,047
Other receivables	195	203
Accrued investment income	275	291
Deferred acquisition costs	2,633	2,373
Other assets	4,357	4,197
Separate account assets	77,616	69,395
Total assets	$117,004	$109,748

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,149	$30,802
Short-term borrowings	500	501
Line of credit with Ameriprise Financial, Inc.	150	150
Other liabilities	5,431	4,201
Separate account liabilities	77,616	69,395
Total liabilities	112,846	105,049

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,463	2,462
Retained earnings	1,042	1,000
Accumulated other comprehensive income, net of tax	650	1,234
Total shareholder’s equity	4,158	4,699
Total liabilities and shareholder’s equity	$117,004	$109,748
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Revenues
Premiums	$430	$442	$493
Net investment income	1,411	1,480	1,593
Policy and contract charges	1,725	1,593	1,540
Other revenues	359	329	303
Net realized investment gains (losses)	3	(3)	5
Total revenues	3,928	3,841	3,934
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,172	1,216	950
Interest credited to fixed accounts	806	831	856
Amortization of deferred acquisition costs	141	225	336
Other insurance and operating expenses	746	755	781
Total benefits and expenses	2,865	3,027	2,923
Pretax income	1,063	814	1,011
Income tax provision	221	164	190
Net income	$842	$650	$821

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(11)	$(12)	$(47)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	5	(5)	23
Net impairment losses recognized in net realized investment gains	$(6)	$(17)	$(24)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$842	$650	$821
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(904)	451	364
Reclassification of net securities (gains) losses included in net income	(3)	1	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	319	(154)	(194)
Total net unrealized gains (losses) on securities	(588)	298	167
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	4	5	4
Total net unrealized losses on derivatives	4	5	4
Total other comprehensive income (loss), net of tax	(584)	303	171
Total comprehensive income	$258	$953	$992
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2011	$3	$2,460	$1,994	$760	$5,217
Comprehensive income:
Net income	—	—	821	—	821
Other comprehensive income, net of tax	—	—	—	171	171
Total comprehensive income					992
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(750)	—	(750)
Non-cash dividend to Ameriprise Financial, Inc.	—	—	(850)	—	(850)
Balances at December 31, 2011	3	2,461	1,215	931	4,610

Comprehensive income:
Net income	—	—	650	—	650
Other comprehensive income, net of tax	—	—	—	303	303
Total comprehensive income					953
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(865)	—	(865)
Balances at December 31, 2012	3	2,462	1,000	1,234	4,699

Comprehensive income:
Net income	—	—	842	—	842
Other comprehensive loss, net of tax	—	—	—	(584)	(584)
Total comprehensive income					258
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2013	$3	$2,463	$1,042	$650	$4,158
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flows from Operating Activities
Net income	$842	$650	$821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(20)	(16)	(73)
Deferred income tax expense (benefit)	(76)	(40)	50
Contractholder and policyholder charges, non-cash	(322)	(273)	(264)
Loss from equity method investments	12	26	33
Net realized investment gains	(9)	(14)	(26)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	6	17	21
Change in operating assets and liabilities:
Deferred acquisition costs	(128)	(28)	54
Other investments, net	—	25	—
Policyholder account balances, future policy benefits and claims, net	(1,053)	(463)	1,414
Derivatives, net of collateral	1,733	671	(301)
Reinsurance recoverables	(121)	(107)	(127)
Other receivables	4	(35)	25
Accrued investment income	16	16	2
Other, net	132	283	39
Net cash provided by operating activities	1,016	712	1,668
Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	171	156	664
Maturities, sinking fund payments and calls	3,682	3,292	3,200
Purchases	(3,672)	(2,271)	(4,084)
Proceeds from sales, maturities and repayments of mortgage loans	696	310	202
Funding of mortgage loans	(619)	(277)	(207)
Purchase of residential mortgage loans from affiliate	—	(954)	—
Proceeds from sales and collections of other investments	119	117	114
Purchase of other investments	(235)	(286)	(296)
Purchase of land, buildings, equipment and software	(8)	(8)	(6)
Change in policy loans, net	(21)	(13)	(10)
Other, net	49	—	—
Net cash provided by (used in) investing activities	162	66	(423)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$2,158	$2,198	$2,221
Net transfers from (to) separate accounts	(116)	(30)	39
Surrenders and other benefits	(1,994)	(2,063)	(2,154)
Change in short-term borrowings, net	(2)	(5)	107
Proceeds from line of credit with Ameriprise Financial, Inc.	94	418	415
Payments on line of credit with Ameriprise Financial, Inc.	(94)	(568)	(118)
Tax adjustment on share-based incentive compensation plan	1	1	1
Cash paid for purchased options with deferred premiums	(417)	(356)	(254)
Cash dividends to Ameriprise Financial, Inc.	(800)	(865)	(750)
Net cash used in financing activities	(1,170)	(1,270)	(493)
Net increase (decrease) in cash and cash equivalents	8	(492)	752
Cash and cash equivalents at beginning of period	336	828	76
Cash and cash equivalents at end of period	$344	$336	$828

Supplemental Disclosures:
Income taxes paid, net	$94	$109	$176
Interest paid on borrowings	4	4	5
Non-cash investing activity:
Dividend to Ameriprise Financial, Inc.	—	—	850
Affordable housing partnership commitments not yet remitted	96	13	137

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
In the Consolidated Balance Sheets, the Company combined the balance of “Deferred Sales Inducement Costs” with “Other assets” and the balance of “Policy claims and other policyholder funds” with “Policyholder account balances, future policy benefits and claims” for prior years to conform to the current presentation.
In addition, the Company reclassified certain prior year amounts in the Consolidated Statements of Cash Flows, as discussed below, to improve the transparency of its cash flows. Total cash flows provided by (used in) operating and financing activities did not change as a result of the reclassifications.
Within operating activities, the change in freestanding derivatives was reclassified from “Other, net” to “Derivatives, net of collateral”. The change in derivatives collateral was reclassified from “Derivatives collateral, net” to “Derivatives, net of collateral”. As a result of these reclassifications, changes in all freestanding derivatives and related collateral are included in one line within operating cash flows.
Within financing activities, the increase in policyholder account balances for interest credited was reclassified from “Policyholder account balances: Surrenders and other benefits” to “Policyholder account balances: Deposits and other additions”.
In the fourth quarter of 2012, the Company made an adjustment to the model which values the reserves related to living benefit guarantees primarily attributable to prior periods, which resulted in a $41 million pretax benefit, net of deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization of $11 million. In the second quarter of 2012, the Company made a correction for a tax item related to prior periods, which resulted in a $32 million decrease to net income. The Company discovered it had received incomplete data from a third party service provider for securities lending activities that resulted in the miscalculation of the Company’s dividend received deduction and foreign tax credit, which resulted in an understatement of taxes payable and an overstatement of reported earnings in prior periods. The Company resolved the data issue and stopped the securities lending that negatively impacted its tax position. Management determined that the effect of these corrections was not material to current and previously issued financial statements.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company issues both variable and fixed universal life insurance, traditional life insurance and disability income (“DI”) insurance. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefit amounts and unbundled pricing factors (i.e., mortality, interest and expenses). Traditional life insurance refers to whole and term life insurance policies that pay a specified sum to a beneficiary upon death of the insured for a fixed premium. Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Waiver of premium and accidental death benefit riders are generally available with these life insurance products in addition to other benefit riders. Indexed universal life (“IUL”) insurance is similar to universal life in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index® (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.
In 2013, RiverSource Life introduced TrioSourceSM universal life insurance with long term care benefits. TrioSource allows clients to allocate a policy’s cash value to a fixed account that begins to earn interest immediately. The base feature of TrioSource is a fixed universal life insurance policy that provides a guaranteed death benefit. The policy offers a guaranteed return of premium (“ROP”). ROP is 90% of the premium in years 1-2 and 100% of the premium in years 3 and later and is net of any partial surrenders, outstanding policy loans or long term care benefits paid. The Accelerated Benefit Rider (“ABR”) for Long-Term Care allows for the acceleration of the death benefit to help pay for covered long term care expenses. In addition, clients may purchase an optional rider which extends benefits for a specified time period after ABR benefits have been exhausted. Any long term care benefit paid reduces the death benefit, cash value and ROP. Additional riders, including an inflation protection option, are available for an additional charge.
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

(i)	the entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)	the investment company is not a securitization entity, asset backed financing entity, or an entity previously considered a qualifying special purpose entity, then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Examples of entities that are likely to be assessed for consolidation under this framework include hedge funds, property funds, private equity funds and venture capital funds.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves, reinsurance recoverables and income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Income upon disposition of the securities.
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
The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, certain benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In October 2012, the Company purchased residential mortgage loans at fair value from an affiliate, Ameriprise Bank, FSB. The purchase price took into account the credit quality of the loan portfolio resulting in no allowance for loan losses recorded at the acquisition date.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Restricted Cash
Total restricted cash at December 31, 2013 and 2012 was nil and $86 million, respectively, consisting of cash that has been pledged to counterparties.
Reinsurance
The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”) and DI, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of policy and contract charges. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset and amortized over the term of the reinsurance contract, in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
Insurance liabilities are reported before the effects of reinsurance. Policyholder account balances, future policy benefits and claims recoverable under reinsurance contracts are recorded as reinsurance recoverables.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also assumes life insurance and fixed annuity risk from other insurers in limited circumstances. Reinsurance premiums received and benefits paid are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Liabilities for assumed business are recorded within policyholder account balances, future policy benefits and claims.
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
At December 31, 2013 and 2012, land, buildings, equipment and software were $166 million and $174 million, respectively, net of accumulated depreciation of $107 million and $91 million, respectively. Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $16 million, $17 million and $16 million, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 13 for information regarding the Company’s fair value measurement of derivative instruments and Note 17 for the impact of derivatives on the Consolidated Statements of Income.
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial, advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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
For annuity, life, DI and LTC insurance products, key assumptions underlying those long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates and the rates at which contractholders and policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance businesses during the DAC amortization period.
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
Deferred Sales Inducement Costs
Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. DSIC is recorded in other assets and amortization of DSIC is recorded in benefits, claims, losses and settlement expenses.
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
Policyholder Account Balances, Future Policy Benefits and Claims
Fixed Annuities and Variable Annuity Guarantees
Fixed annuities and variable annuity guarantees include amounts for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, EIAs and fixed annuities in a payout status.
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
In determining the liabilities for GMDB, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews and, where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
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
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. These embedded derivatives are recorded in policyholder account balances, future policy benefits and claims. See Note 13 for information regarding the fair value measurement of embedded derivatives. The liability for the life contingent benefits associated with GMWB provisions is determined in the same way as the GMDB liability. Significant

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions made in projecting future benefits and fees relate to persistency and benefit utilization. Management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The changes in both the fair values of the GMWB and GMAB embedded derivatives and the liability for life contingent benefits are reflected in benefits, claims, losses and settlement expenses.
Liabilities for EIAs are equal to the host contract values covering guaranteed benefits and the fair value of embedded equity options.
Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates.
Life, Disability Income and Long Term Care Insurance
Life, DI and LTC insurance includes liabilities for fixed account values on fixed and variable universal life policies, liabilities for indexed accounts of IUL products, liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.
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
In determining the liability for contracts with profits followed by losses, the Company projects benefits and contract assessments using actuarial models. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
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
Changes in policyholder account balances, future policy benefits and claims are reflected in earnings in the period adjustments are made.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Policy and Contract Charges
Policy and contract charges include mortality and expense risk fees and certain other charges assessed on annuities and fixed and variable universal life insurance, which consist of cost of insurance charges, net of reinsurance premiums and cost of reinsurance for universal life insurance products, and administrative and surrender charges. Mortality and expense risk fees include risk, management and administration fees, which are generated directly and indirectly from the Company’s separate account assets. Cost of insurance charges on fixed and variable universal life insurance and contract charges and surrender charges on annuities and fixed and variable universal life insurance are recognized as revenue when assessed.
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
Other Revenues
Other revenues primarily include fees received under marketing support arrangements which are calculated as a percentage of the Company’s separate account assets.
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
The Company’s provision for income taxes represents the net amount of income taxes that the Company expects to pay or to receive from various taxing jurisdictions in connection with its operations. The Company provides for income taxes based on amounts that the Company believes it will ultimately owe taking into account the recognition and measurement for uncertain tax positions. Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the provision for income taxes, the Consolidated Financial Statements reflect certain amounts related to deferred tax assets and liabilities, which result from temporary differences between the assets and liabilities measured for financial statement purposes versus the assets and liabilities measured for tax return purposes.
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and avoid the establishment of a valuation allowance with respect to such assets. In the opinion of management, it is currently more likely than not that the Company will not realize the full benefit of certain state deferred tax assets, primarily state net operating losses and therefore a valuation allowance of $6 million has been established at December 31, 2013.

3.	Recent Accounting Pronouncements
Adoption of New Accounting Standards
Comprehensive Income
In February 2013, the Financial Accounting Standards Board (“FASB”) updated the accounting standard related to comprehensive income. The update requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income (“AOCI”). The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. The Company adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on the Company’s consolidated financial condition and results of operations. See Note 18 for the required disclosures.
Balance Sheet
In December 2011, the FASB updated the accounting standards to require new disclosures about offsetting assets and liabilities. The standard requires an entity to disclose both gross and net information about certain financial instruments and transactions subject to master netting arrangements (or similar agreements) or eligible for offset in the statement of financial position. The standard is effective for interim and annual periods beginning on or after January 1, 2013 on a retrospective basis. The Company adopted the standard in the first quarter of 2013. The adoption of the standard did not have any effect on the Company’s consolidated financial condition and results of operations. See Note 16 for the required disclosures.
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
Future Adoption of New Accounting Standards
Receivables - Troubled Debt Restructuring by Creditors
In January 2014, the FASB updated the accounting standard related to recognizing residential real estate obtained through a repossession or foreclosure from a troubled debtor. The update clarifies the criteria for derecognition of the loan receivable and recognition of the real estate property. The standard is effective for interim and annual periods beginning after December 15, 2014 and can be applied under a modified retrospective transition method or a prospective transition method. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments - Equity Method and Joint Ventures
In January 2014, the FASB updated the accounting standard related to investments in qualified affordable housing projects. The update allows for an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the investment in a qualified affordable housing project is amortized in proportion to the tax credits and other tax benefits received. The net investment performance is recognized as a component of income tax expense (benefit). The standard is effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
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
RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments. The carrying values are reflected in other investments and were $495 million and $409 million as of December 31, 2013 and 2012, respectively. RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships. The Company had liabilities of $137 million and $144 million recorded in other liabilities as of December 31, 2013 and 2012, respectively, related to the future funding commitments for affordable housing partnerships.

5.	Investments
Available-for-Sale securities distributed by type were as follows:

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,658	$1,311	$(96)	$15,873	$3
Residential mortgage backed securities	3,773	133	(95)	3,811	(18)
Commercial mortgage backed securities	2,309	136	(11)	2,434	—
State and municipal obligations	950	87	(39)	998	—
Asset backed securities	938	48	(5)	981	—
Foreign government bonds and obligations	234	19	(8)	245	—
U.S. government and agencies obligations	40	5	—	45	—
Total fixed maturities	22,902	1,739	(254)	24,387	(15)
Common stocks	2	4	—	6	2
Total	$22,904	$1,743	$(254)	$24,393	$(13)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,881	$2,167	$(7)	$17,041	$—
Residential mortgage backed securities	3,446	233	(58)	3,621	(24)
Commercial mortgage backed securities	2,717	287	—	3,004	—
State and municipal obligations	976	180	(34)	1,122	—
Asset backed securities	808	66	(3)	871	—
Foreign government bonds and obligations	188	36	—	224	—
U.S. government and agencies obligations	42	7	—	49	—
Total fixed maturities	23,058	2,976	(102)	25,932	(24)
Common stocks	2	2	—	4	1
Total	$23,060	$2,978	$(102)	$25,936	$(23)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of December 31, 2013 and 2012, investment securities with a fair value of $2.3 billion and $1.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and repurchase agreements.
At December 31, 2013 and 2012, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2013 and 2012, approximately $1.3 billion and $1.5 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”) using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	December 31, 2013			December 31, 2012
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,557	$5,738	23%	$5,680	$6,198	24%
AA	1,055	1,171	5	1,102	1,273	5
A	4,687	5,062	21	4,262	4,849	19
BBB	10,062	10,897	45	10,409	12,019	46
Below investment grade	1,541	1,519	6	1,605	1,593	6
Total fixed maturities	$22,902	$24,387	100%	$23,058	$25,932	100%
At December 31, 2013 and 2012, approximately 41% and 32%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	156	$2,567	$(82)	10	$160	$(14)	166	$2,727	$(96)
Residential mortgage backed securities	52	1,411	(54)	45	295	(41)	97	1,706	(95)
Commercial mortgage backed securities	27	323	(9)	3	22	(2)	30	345	(11)
State and municipal obligations	4	38	(2)	2	92	(37)	6	130	(39)
Asset backed securities	17	219	(4)	3	26	(1)	20	245	(5)
Foreign government bonds and obligations	23	77	(8)	—	—	—	23	77	(8)
Total	279	$4,635	$(159)	63	$595	$(95)	342	$5,230	$(254)

	December 31, 2012
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	50	$477	$(4)	6	$70	$(3)	56	$547	$(7)
Residential mortgage backed securities	6	107	—	56	293	(58)	62	400	(58)
State and municipal obligations	—	—	—	2	100	(34)	2	100	(34)
Asset backed securities	1	10	—	5	86	(3)	6	96	(3)
Total	57	$594	$(4)	69	$549	$(98)	126	$1,143	$(102)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	December 31,
	2013	2012	2011
	(in millions)
Beginning balance	$87	$106	$108
Credit losses for which an other-than-temporary impairment was not previously recognized	2	1	13
Credit losses for which an other-than-temporary impairment was previously recognized	4	16	11
Reductions for securities sold during the period (realized)	(39)	(36)	(26)
Ending balance	$54	$87	$106
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a rollforward of the net unrealized securities gains (losses) on Available-for-Sale securities included in accumulated other comprehensive income:

	Net Unrealized Securities Gains (Loss)	Deferred Income Tax	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Securities Gains (Loss)
	(in millions)
Balance at January 1, 2011	$1,215	$(425)	$790
Net unrealized securities gains arising during the period(1)	560	(196)	364
Reclassification of net securities gains included in net income	(5)	2	(3)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(299)	105	(194)
Balance at December 31, 2011	1,471	(514)	957	(2)
Net unrealized securities gains arising during the period(1)	694	(243)	451
Reclassification of net securities losses included in net income	2	(1)	1
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(237)	83	(154)
Balance at December 31, 2012	1,930	(675)	1,255	(2)
Net unrealized securities losses arising during the period(1)	(1,382)	478	(904)
Reclassification of net securities gains included in net income	(5)	2	(3)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	490	(171)	319
Balance at December 31, 2013	$1,033	$(366)	$667	(2)

(1)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

(2)
Includes $7 million, $15 million and $20 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2013, 2012 and 2011, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Gross realized investment gains	$11	$16	$48
Gross realized investment losses	—	(1)	(20)
Other-than-temporary impairments	(6)	(17)	(24)
Total	$5	$(2)	$4
Other-than-temporary impairments for the years ended December 31, 2013, 2012 and 2011 primarily related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at December 31, 2013 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,040	$1,061
Due after one year through five years	4,747	5,130
Due after five years through 10 years	6,558	6,930
Due after 10 years	3,537	4,040
	15,882	17,161
Residential mortgage backed securities	3,773	3,811
Commercial mortgage backed securities	2,309	2,434
Asset backed securities	938	981
Common stocks	2	6
Total	$22,904	$24,393

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Income on fixed maturities	$1,205	$1,324	$1,469
Income on mortgage loans	202	158	149
Other investments	37	26	18
	1,444	1,508	1,636
Less: investment expenses	33	28	43
Total	$1,411	$1,480	$1,593
Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Fixed maturities	$5	$(2)	$4
Mortgage loans	(1)	—	2
Other investments	(1)	(1)	(1)
Total	$3	$(3)	$5

6.	Financing Receivables
The Company’s financing receivables include commercial and residential mortgage loans, syndicated loans and policy loans. Syndicated loans are reflected in other investments. Policy loans do not exceed the cash surrender value of the policy at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans. The Company does not currently have an allowance for loan losses for residential mortgage loans purchased in 2012.
Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$26	$4	$30
Charge-offs	(2)	—	(2)
Ending balance	$24	$4	$28

Individually evaluated for impairment	$8	$—	$8
Collectively evaluated for impairment	16	4	20

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$32	$5	$37
Charge-offs	(6)	(1)	(7)
Ending balance	$26	$4	$30

Individually evaluated for impairment	$5	$—	$5
Collectively evaluated for impairment	21	4	25

	December 31, 2011
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$36	$5	$41
Charge-offs	(3)	—	(3)
Provisions	(1)	—	(1)
Ending balance	$32	$5	$37

Individually evaluated for impairment	$9	$—	$9
Collectively evaluated for impairment	23	5	28
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2013
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$40	$—	$5	$45
Collectively evaluated for impairment	2,524	786	356	3,666
Total	$2,564	$786	$361	$3,711

	December 31, 2012
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$39	$—	$—	$39
Collectively evaluated for impairment	2,442	934	303	3,679
Total	$2,481	$934	$303	$3,718
As of December 31, 2013 and 2012, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million and $10 million, respectively.
Residential mortgage loans are presented net of unamortized discount of $53 million and $80 million as of December 31, 2013 and 2012, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchases and sales of loans were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Purchases
Residential mortgage loans	$—	$954	$—
Syndicated loans	158	111	194
Total loans purchased	$158	$1,065	$194

Sales
Syndicated loans	$2	$9	$2
The Company has not acquired any loans with deteriorated credit quality as of the acquisition date.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $20 million and $4 million as of December 31, 2013 and 2012, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 2% of total commercial mortgage loans at both December 31, 2013 and 2012. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in millions)
South Atlantic	$679	$625	26%	25%
Pacific	631	565	25	23
East North Central	248	255	10	10
Mountain	248	262	10	11
Middle Atlantic	202	198	8	8
West North Central	194	216	7	9
West South Central	153	159	6	6
New England	138	135	5	5
East South Central	71	66	3	3
	2,564	2,481	100%	100%
Less: allowance for loan losses	24	26
Total	$2,540	$2,455

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in millions)
Retail	$917	$822	36%	33%
Office	548	597	21	24
Apartments	454	415	18	17
Industrial	431	449	17	18
Mixed use	36	42	1	2
Hotel	32	36	1	1
Other	146	120	6	5
	2,564	2,481	100%	100%
Less: allowance for loan losses	24	26
Total	$2,540	$2,455
Residential Mortgage Loans
In October 2012, the Company purchased $954 million of residential mortgage loans at fair value from an affiliate, Ameriprise Bank, FSB. The purchase price took into account the credit quality of the loan portfolio resulting in no allowance for loan losses recorded at purchase. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of December 31, 2013 and 2012, no allowance for loan losses was recorded.
As of December 31, 2013 and 2012, approximately 4% and 3%, respectively, of residential mortgage loans had FICO scores below 640. At December 31, 2013 and 2012, approximately 1% and 7%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 38% of the portfolio as of both December 31, 2013 and 2012. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2013 and 2012 were $3 million and $2 million, respectively.
Troubled Debt Restructurings
The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Years Ended December 31,
	2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	7	$22	4	$13
Residential mortgage loans	2	—	—	—
Syndicated loans	—	—	2	1
Total	9	$22	6	$14
The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2013 and 2012. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

7.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2013 primarily reflected expected higher interest

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rates and changes in assumed policyholder behavior. The impact in the third quarter of 2012 and 2011 primarily reflected the low interest rate environment and for 2012, the assumption of continued low interest rates over the near-term.
The balances of and changes in DAC were as follows:

	2013	2012	2011
	(in millions)
Balance at January 1	$2,373	$2,413	$2,521
Capitalization of acquisition costs	269	253	282
Amortization, excluding the impact of valuation assumptions review	(219)	(214)	(305)
Amortization, impact of valuation assumptions review	78	(11)	(31)
Impact of change in net unrealized securities losses (gains)	132	(68)	(54)
Balance at December 31	$2,633	$2,373	$2,413
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2013	2012	2011
	(in millions)
Balance at January 1	$404	$464	$545
Capitalization of sales inducement costs	5	7	9
Amortization, excluding the impact of valuation assumptions review	(48)	(45)	(70)
Amortization, impact of valuation assumptions review	25	(13)	(11)
Impact of change in net unrealized securities losses (gains)	23	(9)	(9)
Balance at December 31	$409	$404	$464

8.	Reinsurance
For most new life insurance policies, the Company reinsures 90% of the death benefit liability. The Company began reinsuring risks at this level in 2001 (RiverSource Life of NY began in 2002) for term life insurance and 2002 (2003 for RiverSource Life of NY) for individual fixed and variable universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels.
However, for IUL policies issued after September 1, 2013, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to the TrioSource universal life product launched in 2013.
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
Generally, the Company retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states in 2007 (2010 for RiverSource Life of NY) and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. The Company retains all risk for new claims on DI contracts sold on other policy forms. The Company also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.
At December 31, 2013 and 2012, traditional life and universal life insurance in force aggregated $194.1 billion and $191.4 billion, respectively, of which $142.1 billion and $138.6 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Direct premiums	$650	$661	$707
Reinsurance ceded	(220)	(219)	(214)
Net premiums	$430	$442	$493
Policy and contract charges are presented on the Consolidated Statements of Income net of $87 million, $79 million and $71 million of reinsurance ceded for the years ended December 31, 2013, 2012 and 2011, respectively.
Reinsurance recovered from reinsurers was $226 million, $196 million and $189 million for the years ended December 31, 2013, 2012 and 2011, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.
Reinsurance recoverables include approximately $1.7 billion and $1.6 billion related to LTC risk ceded to Genworth as of December 31, 2013 and 2012, respectively. Included in policyholder account balances, future policy benefits and claims is $597 million and $615 million related to previously assumed reinsurance arrangements as of December 31, 2013 and 2012, respectively.

9.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2013		2012
	(in millions)
Policyholder account balances
Fixed annuities	$13,826		$14,420
Variable annuity fixed sub-accounts	4,926		4,833
VUL/UL insurance	2,790		2,725
IUL insurance	315		137
Other life insurance	878		909
Total policyholder account balances	22,735		23,024
Future policy benefits
Variable annuity GMWB	(383)	(1)	799
Variable annuity GMAB	(62)	(1)	103
Other annuity liabilities	76		158
Fixed annuities life contingent liabilities	1,523		1,520
EIA	29		33
Life, DI and LTC insurance	4,739		4,703
VUL/UL and other life insurance additional liabilities	336		330
Total future policy benefits	6,258		7,646
Policy claims and other policyholders’ funds	156		132
Total policyholder account balances, future policy benefits and claims	$29,149		$30,802

(1)	Includes the value of GMWB and GMAB embedded derivatives which was a net asset at December 31, 2013 and the amount is reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Separate account liabilities consisted of the following:

	December 31,
	2013	2012
	(in millions)
Variable annuity	$70,687	$63,302
VUL insurance	6,885	6,051
Other insurance	44	42
Total	$77,616	$69,395
Fixed Annuities
Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity payments in fixed rate securities.
The Index 500 Annuity, the Company’s EIA product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500 Index®. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity deposits in fixed rate securities and hedges the equity risk with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments. In 2007, the Company discontinued new sales of EIAs.
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Note 17 for additional information regarding derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
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
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account.
The Company also offers term life insurance as well as disability products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years. Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The GMDB provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has three primary GMDB provisions:

•	Return of premium - provides purchase payments minus adjusted partial surrenders.

•
Reset - provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.

•	Ratchet - provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.
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
Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or 80% of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10-year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value. As of April 2012, clients who purchase a GMWB or GMAB rider are invested in one or more of four Portfolio Stabilizer (managed volatility) funds designed to pursue total return while seeking to mitigate exposure to market volatility.
Certain UL policies offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2013				December 31, 2012
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$52,616	$50,790	$28	64	$45,697	$43,942	$61	63
Five/six-year reset	11,220	8,663	42	64	11,233	8,722	115	63
One-year ratchet	7,676	7,261	38	65	7,367	6,933	106	65
Five-year ratchet	1,781	1,725	1	62	1,616	1,563	3	61
Other	1,015	996	36	69	912	885	62	68
Total — GMDB	$74,308	$69,435	$145	64	$66,825	$62,045	$347	63

GGU death benefit	$1,052	$998	$121	64	$958	$907	$93	63

GMIB	$413	$389	$8	66	$425	$399	$15	66

GMWB:
GMWB	$3,936	$3,921	$1	67	$3,898	$3,880	$3	66
GMWB for life	34,069	33,930	77	64	28,588	28,462	104	64
Total — GMWB	$38,005	$37,851	$78	64	$32,486	$32,342	$107	64

GMAB	$4,194	$4,181	$2	58	$3,773	$3,762	$5	57

(1)
Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals the account value are not shown in this table.

The net amount at risk for GMDB, GGU and GMAB guarantees is defined as the current guaranteed benefit amount in excess of the current contract value. The net amount at risk for GMIB and GMWB guarantees is defined as the greater of the present value of the minimum guaranteed withdrawal payments less the current contract value or zero. The present value is calculated using a discount rate that is consistent with assumptions embedded in the Company’s annuity pricing models. The Company previously defined the net amount at risk for GMIB and GMWB guarantees as the guaranteed benefit amount in excess of the contract value. The previously disclosed net amount at risk for GMIB and GMWB guarantees was $72 million and $297 million, respectively, as of December 31, 2012. The Company believes the revised definition of net amount at risk for GMIB and GMWB guarantees is more representative of the potential economic exposure of the guarantees.
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2013		December 31, 2012
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$5,674	62	$5,060	61
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2011	$5	$8	$337	$104	$68
Incurred claims	10	2	1,040	133	53
Paid claims	(10)	(1)	—	—	(10)
Balance at December 31, 2011	5	9	1,377	237	111
Incurred claims	6	1	(578)	(134)	57
Paid claims	(7)	(1)	—	—	(13)
Balance at December 31, 2012	4	9	799	103	155
Incurred claims	4	(2)	(1,182)	(165)	67
Paid claims	(4)	(1)	—	—	(16)
Balance at December 31, 2013	$4	$6	$(383)	$(62)	$206

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2013	2012
	(in millions)
Mutual funds:
Equity	$39,195	$33,037
Bond	26,519	26,849
Other	3,764	2,324
Total mutual funds	$69,478	$62,210
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2013, 2012 and 2011.

11.	Lines of Credit
RiverSource Life Insurance Company, as the borrower, had an outstanding balance at both December 31, 2013 and 2012 of $150 million under a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed $800 million at any time. The interest rate for any borrowing under the agreement is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty.
The Company has a revolving credit agreement with Ameriprise Financial as the lender aggregating $200 million. Prior to August 1, 2012, the interest rate for any borrowings is established by reference to LIBOR. In August 2012, an amendment to this agreement increased the interest rate to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. There were no amounts outstanding on this line of credit at December 31, 2013 and 2012.
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of December 31, 2013 and 2012.

12.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pledged is recorded in investments and was $52 million and $518 million at December 31, 2013 and 2012, respectively. The amount of the Company’s liability including accrued interest as of December 31, 2013 and 2012 was $50 million and $501 million, respectively. The weighted average annualized interest rate on the repurchase agreements held as of December 31, 2013 and 2012 was 0.3% and 0.4%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. In 2013, the Company began to borrow short-term funds under these FHLB borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $574 million at December 31, 2013. The amount of the Company’s liability including accrued interest was $450 million as of December 31, 2013. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2013 was 0.3%.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$14,357	$1,516	$15,873
Residential mortgage backed securities	—	3,753	58	3,811
Commercial mortgage backed securities	—	2,404	30	2,434
State and municipal obligations	—	998	—	998
Asset backed securities	—	763	218	981
Foreign government bonds and obligations	—	245	—	245
U.S. government and agencies obligations	9	36	—	45
Total Available-for-Sale securities: Fixed maturities	9	22,556	1,822	24,387
Common stocks	3	3	—	6
Cash equivalents	1	320	—	321
Other assets:
Interest rate derivative contracts	—	1,488	—	1,488
Equity derivative contracts	265	1,503	—	1,768
Credit derivative contracts	—	3	—	3
Foreign currency derivative contracts	—	2	—	2
Total other assets	265	2,996	—	3,261
Separate account assets	—	77,616	—	77,616
Total assets at fair value	$278	$103,491	$1,822	$105,591

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	125	125
GMWB and GMAB embedded derivatives	—	—	(575)	(575)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	(450)	(445)	(1)
Other liabilities:
Interest rate derivative contracts	—	1,693	—	1,693
Equity derivative contracts	549	2,390	—	2,939
Total other liabilities	549	4,083	—	4,632
Total liabilities at fair value	$549	$4,088	$(450)	$4,187

(1)	The Company’s adjustment for nonperformance risk resulted in a $150 million cumulative decrease to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 and the amount is reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$15,387	$1,654	$17,041
Residential mortgage backed securities	—	3,598	23	3,621
Commercial mortgage backed securities	—	2,834	170	3,004
State and municipal obligations	—	1,122	—	1,122
Asset backed securities	—	715	156	871
Foreign government bonds and obligations	—	224	—	224
U.S. government and agencies obligations	10	39	—	49
Total Available-for-Sale securities: Fixed maturities	10	23,919	2,003	25,932
Common stocks	2	2	—	4
Cash equivalents	—	264	—	264
Other assets:
Interest rate derivative contracts	—	2,191	—	2,191
Equity derivative contracts	285	936	—	1,221
Foreign currency derivative contracts	—	6	—	6
Total other assets	285	3,133	—	3,418
Separate account assets	—	69,395	—	69,395
Total assets at fair value	$297	$96,713	$2,003	$99,013

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$2	$—	$2
IUL embedded derivatives	—	—	45	45
GMWB and GMAB embedded derivatives	—	—	833	833
Total policyholder account balances, future policy benefits and claims	—	2	878	880	(1)
Other liabilities:
Interest rate derivative contracts	—	1,486	—	1,486
Equity derivative contracts	258	1,535	—	1,793
Total other liabilities	258	3,021	—	3,279
Total liabilities at fair value	$258	$3,023	$878	$4,159

(1)	The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Policyholder Account Balances, Future Policy Benefits and Claims
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$1,654	$23	$170	$156	$2,003		$(45)		$(833)		$(878)
Total gains (losses) included in:
Net income	(1)	—	—	2	1	(1)	(19)	(2)	1,617	(3)	1,598
Other comprehensive income	(41)	—	(6)	10	(37)		—		—		—
Purchases	120	87	15	68	290		—		—		—
Sales	—	—	—	—	—		—		—		—
Issues	—	—	—	—	—		(62)		(228)		(290)
Settlements	(216)	(9)	—	(2)	(227)		1		19		20
Transfers into Level 3	—	—	—	—	—		—		—		—
Transfers out of Level 3	—	(43)	(149)	(16)	(208)		—		—		—
Balance, December 31, 2013	$1,516	$58	$30	$218	$1,822		$(125)		$575		$450
Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2013 included in:
Net investment income	$(1)	$—	$—	$2	$1		$—		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		—		1,598		1,598
Interest credited to fixed accounts	—	—	—	—	—		(19)		—		(19)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities							Policyholder Account Balances, Future Policy Benefits and Claims
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2012	$1,342	$58	$16	$133	$14	$1,563		$—		$(1,585)		$(1,585)
Total gains (losses) included in:
Net income	(1)	(7)	1	1	—	(6)	(1)	8	(2)	948	(3)	956
Other comprehensive income	12	10	7	2	1	32		—		—		—
Purchases	444	31	8	—	—	483		—		—		—
Sales	—	—	—	—	—	—		—		—		—
Issues	—	—	—	—	—	—		(31)		(188)		(219)
Settlements	(153)	(12)	—	(2)	—	(167)		—		(8)		(8)
Transfers into Level 3	10	25	146	22	—	203		(22)		—		(22)
Transfers out of Level 3	—	(82)	(8)	—	(15)	(105)		—		—		—
Balance, December 31, 2012	$1,654	$23	$170	$156	$—	$2,003		$(45)		$(833)		$(878)
Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1		$—		$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		—		908		908
Interest credited to fixed accounts	—	—	—	—	—	—		8		—		8

(1)	Represents a $1 million gain included in net investment income and a $7 million loss included in net realized investment gains (losses) in the Consolidated Statements of Income.

(2)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale Securities: Fixed Maturities							Policyholder Account Balances, Future Policy Benefits and Claims
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total		GMWB and GMAB Embedded Derivatives
	(in millions)
Balance, January 1, 2011	$1,317	$2,697	$30	$148	$13	$4,205		$(421)
Total gains (losses) included in:
Net income	7	49	—	2	1	59	(1)	(1,007)	(2)
Other comprehensive income	12	(75)	—	(6)	(2)	(71)		—
Purchases	178	26	71	—	3	278		—
Sales	(50)	(3)	—	—	—	(53)		—
Issues	—	—	—	—	—	—		(149)
Settlements	(117)	(471)	—	(3)	(1)	(592)		(8)
Transfers into Level 3	7	—	1	—	—	8		—
Transfers out of Level 3	(12)	(2,165)	(86)	(8)	—	(2,271)		—
Balance, December 31, 2011	$1,342	$58	$16	$133	$14	$1,563		$(1,585)
Changes in unrealized gains (losses) relating to assets and liabilities held at December 31, 2011 included in:
Net investment income	$—	$—	$—	$1	$—	$1		$—
Net realized investment gains (losses)	—	(23)	—	—	1	(22)		—
Benefits, claims, losses and settlement expenses	—	—	—	—	—	—		(1,035)

(1)	Represents a $85 million gain included in net investment income and a $26 million loss included in net realized investment gains (losses) in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(168) million, $(71) million and $216 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2012 and 2011, transfers from Level 3 included certain non-agency residential mortgage backed securities with a fair value of approximately $58 million and $2.2 billion, respectively. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The transfer of the IUL embedded derivatives to Level 3 is due to the impact of the unobservable inputs to the valuation becoming more significant during 2012. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,487	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	5.3%	1.6%
IUL embedded derivatives	$125	Discounted cash flow	Nonperformance risk(3)	74		bps
GMWB and GMAB embedded derivatives	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0.0%	-	51.1%
			Surrender rate	0.1%	-	57.9%
			Market volatility(2)	4.9%	-	18.8%
			Nonperformance risk(3)	74		bps
			Elective contractholder strategy allocations(4)	0.0%	-	50.0%

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,624	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	8.5%	2.2%
IUL embedded derivatives	$45	Discounted cash flow	Nonperformance risk(3)	97		bps
GMWB and GMAB embedded derivatives	$833	Discounted cash flow	Utilization of guaranteed withdrawals(1)	0.0%	-	56.4%
			Surrender rate	0.0%	-	56.3%
			Market volatility(2)	5.6%	-	21.2%
			Nonperformance risk(3)	97		bps

(1)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(2)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(3)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(4)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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
Significant increases (decreases) in utilization, surrender rate and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) asset value, possibly creating a liability. Significant increases (decreases) in nonperformance risk and elective investment allocation model used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) asset value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.
Determination of Fair Value
The Company uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company’s market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s income approach uses valuation techniques

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter  (“OTC”) markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2013 and 2012. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit, risk and expenses less embedded derivative fees. The projected cash flows used by these models include observable capital

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions, implied volatility, and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its EIA and IUL products. Significant inputs to the EIA calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of the IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2013 and 2012. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,326	$—	$—	$3,372	$3,372
Policy loans	773	—	—	765	765
Other investments	385	—	346	42	388

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,106	$—	$—	$14,724	$14,724
Short-term borrowings	500	—	500	—	500
Line of credit with Ameriprise Financial	150	—	—	150	150
Other liabilities	137	—	—	134	134
Separate account liabilities	400	—	400	—	400

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,389	$—	$—	$3,568	$3,568
Policy loans	752	—	—	725	725
Other investments	309	—	292	24	316
Restricted cash	86	86	—	—	86

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,701	$—	$—	$15,982	$15,982
Short-term borrowings	501	—	500	—	500
Line of credit with Ameriprise Financial	150	—	—	150	150
Other liabilities	144	—	—	142	142
Separate account liabilities	360	—	360	—	360
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
Other Investments
Other investments primarily consist of syndicated loans and an investment in FHLB. The fair value of syndicated loans is obtained from a third party service or non-binding broker quotes. Syndicated loans that are priced by multiple non-binding broker quotes are classified as Level 2 and syndicated loans priced using a single non-binding broker quote are classified as Level 3. The fair value of the investment in FHLB is approximated by the carrying value and classified as Level 3 due to restrictions on transfer and lack of liquidity in the primary market for this asset.
Restricted Cash
Restricted cash is generally set aside for specific business transactions and restrictions are specific to the Company and do not transfer to third party market participants; therefore, the carrying amount is a reasonable estimate of fair value. The fair value of restricted cash is classified as Level 1.
Policyholder Account Balances, Future Policy Benefits and Claims
The fair value of fixed annuities, in deferral status, is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a provision for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities. The fair value of non-life contingent fixed annuities in payout status, EIA host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Liabilities
Other liabilities consist of future funding commitments to affordable housing partnerships. The fair value of these future funding commitments is determined by discounting cash flows. The fair value of these commitments includes an adjustment for the Company’s nonperformance risk and is classified as Level 3 due to the use of the significant unobservable input.
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

14.	Related Party Transactions
CMIA is the investment manager for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders. The Company provides all fund management services, other than investment management, and is compensated for the administrative services it provides. For the years ended December 31, 2013, 2012 and 2011, the Company received $268 million, $244 million and $222 million, respectively, from CMIA for these services.
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $465 million, $477 million and $530 million for 2013, 2012 and 2011, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Cash dividends paid to Ameriprise Financial	$800	$865	$750
Non-cash dividend paid to Ameriprise Financial	—	—	850
Cash dividends received from RiverSource Life of NY	25	50	79
Cash dividends received from RTA	—	—	53
Notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds. See Note 15 for additional information.
During 2013, 2012 and 2011, RiverSource Life Insurance Company made cash contributions to RTA of $30 million, $53 million and $111 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.
In October 2012, the Company purchased $954 million of residential mortgage loans from an affiliate, Ameriprise Bank, FSB. The Company purchased the loans for investment purposes and as part of Ameriprise Financial’s transition of Ameriprise Bank, FSB from a federal savings bank to a limited powers national trust bank. The portfolio consists primarily of variable rate revolving loans, and includes both first and second liens. The loans were purchased by the Company at fair value. See Note 6 for additional information.
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due to Ameriprise Financial for federal income taxes was $200 million and $17 million at December 31, 2013 and 2012, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Regulatory Requirements
The National Association of Insurance Commissioners (“NAIC”) defines Risk-Based Capital (“RBC”) requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that merit regulatory actions designed to protect policyholders. These requirements apply to the Company. The Company has met its minimum RBC requirements.
State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus (deficit) aggregated $(7) million and $421 million as of December 31, 2013 and 2012, respectively.
In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Government debt securities of $6 million and $7 million at December 31, 2013 and 2012, respectively, were on deposit with various states as required by law.
Statutory net gain (loss) from operations and net income (loss) for the years ended December 31 and capital and surplus as of December 31 are summarized as follows:

	2013	2012	2011
	(in millions)
Statutory net gain (loss) from operations(1)	$1,633	$2,189	$(475)
Statutory net income (loss)(1)	1,337	1,976	(599)
Statutory capital and surplus	2,686	3,113	2,681

(1)
Statutory net gain (loss) from operations and statutory net income (loss) are significantly impacted by changes in reserves for variable annuity guaranteed benefits, however these impacts are substantially offset by unrealized gains (losses) on derivatives which are not included in statutory income but are recorded directly to surplus.

16.	Offsetting Assets and Liabilities
Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments and repurchase agreements are subject to master netting arrangements and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,180	$—	$3,180	$(3,134)	$(17)	$(16)	$13
OTC cleared	21	—	21	(20)	(1)	—	—
Exchange-traded	60	—	60	—	—	—	60
Total derivatives	$3,261	$—	$3,261	$(3,154)	$(18)	$(16)	$73

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,322	$—	$3,322	$(2,676)	$(262)	$(355)	$29
Exchange-traded	96	—	96	—	—	—	96
Total derivatives	$3,418	$—	$3,418	$(2,676)	$(262)	$(355)	$125

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,610	$—	$4,610	$(3,134)	$—	$(1,465)	$11
OTC cleared	22	—	22	(20)	(2)	—	—
Total derivatives	4,632	—	4,632	(3,154)	(2)	(1,465)	11
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,682	$—	$4,682	$(3,154)	$(2)	$(1,515)	$11

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
OTC derivatives	$3,279	$—	$3,279	$(2,676)	$(67)	$(532)	$4
Repurchase agreements	501	—	501	—	—	(501)	—
Total	$3,780	$—	$3,780	$(2,676)	$(67)	$(1,033)	$4

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
The Company’s freestanding derivative instruments are reflected in other assets and other liabilities. Repurchase agreements are reflected in short-term borrowings. See Note 17 for additional disclosures related to the Company’s derivative instruments and Note 12 for additional disclosures related to the Company’s repurchase agreements.

17.	Derivatives and Hedging Activities
Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.
The Company’s freestanding derivatives are recorded at fair value and are reflected in other assets or other liabilities. The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 16 for

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.
The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Assets			Liabilities
Derivatives not designated		December 31,			December 31,
as hedging instruments	Balance Sheet Location	2013	2012	Balance Sheet Location	2013		2012
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,484	$2,191	Other liabilities	$1,672		$1,486
Equity contracts	Other assets	1,741	1,215	Other liabilities	2,918		1,792
Credit contracts	Other assets	3	—	Other liabilities	—		—
Foreign currency contracts	Other assets	2	6	Other liabilities	—		—
Embedded derivatives(1)	N/A	—	—	Policyholder account balances, future policy benefits and claims	(575)	(2)	833
Total GMWB and GMAB		3,230	3,412		4,015		4,111
Other derivatives:
Interest rate
Macro hedge program	Other assets	4	—	Other liabilities	21		—
Equity
Macro hedge program	Other assets	—	—	Other liabilities	8		—
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	5		2
IUL	Other assets	27	6	Other liabilities	13		1
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	125		45
Total other		31	6		172		48
Total derivatives		$3,261	$3,418		$4,187		$4,159

N/A	Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 and the amount is reported as a contra liability.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2013	2012	2011
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(742)	$17	$709
Equity contracts	Benefits, claims, losses and settlement expenses	(1,084)	(1,218)	326
Credit contracts	Benefits, claims, losses and settlement expenses	6	(2)	(12)
Foreign currency contracts	Benefits, claims, losses and settlement expenses	26	(1)	(2)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	1,408	752	(1,165)
Total GMWB and GMAB		(386)	(452)	(144)
Other derivatives:
Interest rate
Macro hedge program	Benefits, claims, losses and settlement expenses	(15)	—	—
Tax hedge	Net investment income	—	1	—
Equity
Macro hedge program	Benefits, claims, losses and settlement expenses	(8)	—	—
EIA	Interest credited to fixed accounts	3	1	(1)
EIA embedded derivatives	Interest credited to fixed accounts	(3)	1	1
IUL	Interest credited to fixed accounts	11	1	1
IUL embedded derivatives	Interest credited to fixed accounts	16	(4)	(3)
Total other		4	—	(2)
Total derivatives		$(382)	$(452)	$(146)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps, variance swaps and credit default swaps. At December 31, 2013 and 2012, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $142.4 billion and $142.1 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2014	$359	$84
2015	329	65
2016	285	49
2017	221	44
2018	176	54
2019-2027	472	73
Total	$1,842	$369
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2013, the Company transferred net derivative liabilities with a fair value of $94 million, consisting of long-dated options, along with cash payment of the same amount to Ameriprise Financial. The transaction improves the risk management profile of statutory tail scenario risk for the Company’s variable annuities.
Beginning in the fourth quarter of 2013, the Company established a macro hedge program which uses a combination of options and/or swaps to provide protection against the statutory tail scenario risk arising from variable annuity reserves on the Company’s statutory surplus. The program also covers some of the residual risks not covered by other hedging activities. The gross notional amount of these derivative contracts was $710 million at December 31, 2013.
EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $512 million and $210 million at December 31, 2013 and 2012, respectively.
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
Cash Flow Hedges
The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the year ended December 31, 2013, the Company held no derivatives that were designated as cash flow hedges.
At December 31, 2013, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the years ended December 31, 2013 and 2012, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2013, 2012 and 2011, the amounts recognized in earnings on derivative transactions that were ineffective was $1 million, $1 million and nil, respectively.
The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income (loss):

	2013	2012	2011
	(in millions)
Net unrealized derivative losses at January 1	$(21)	$(26)	$(30)
Reclassification of realized losses(1)	6	7	6
Income tax benefit	(2)	(2)	(2)
Net unrealized derivative losses at December 31	$(17)	$(21)	$(26)

(1)	Loss reclassified from AOCI to net investment income on the Consolidated Statements of Income.
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is five years and relates to interest credited on forecasted fixed premium product sales.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. See Note 16 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2013 and 2012, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $950 million and $364 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2013 and 2012 was $940 million and $360 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2013 and 2012 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $10 million and $4 million, respectively.

18.	Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI for the year ended:

AOCI Reclassification	Location of Loss (Gain) Recognized in Income	December 31, 2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net investment income	$(5)
Tax expense	Income tax provision	2
Net of tax		$(3)

Losses on cash flow hedges:
Swaptions	Net investment income	$6
Tax benefit	Income tax provision	(2)
Net of tax		$4
The Company made adjustments to AOCI for the impact to DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities losses of $319 million, net of tax, for the year ended December 31, 2013. See Note 5 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 17 for additional information regarding the Company’s cash flow hedges.

19.	Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Current income tax
Federal	$295	$197	$137
State	2	7	3
Total current income tax	297	204	140
Deferred income tax
Federal	(65)	(38)	51
State	(11)	(2)	(1)
Total deferred income tax	(76)	(40)	50
Total income tax provision	$221	$164	$190

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Tax-exempt interest and dividend income	(9.6)	(9.7)	(12.6)
Low income housing credit	(5.0)	(4.7)	(1.6)
Foreign tax credit, net of addback	(0.9)	(0.5)	(1.6)
State taxes, net of federal benefit	(0.5)	0.4	0.1
Taxes applicable to prior years	—	(2.5)	—
Other, net	1.8	2.1	(0.5)
Income tax provision	20.8%	20.1%	18.8%
The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The change in the effective tax rate for the year ended December 31, 2012 is primarily due to the impact of a prior period correction described in Note 1 partially offset by increased low income housing tax credits.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2013	2012
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$887	$1,295
Investment related	678	161
State net operating losses	6	5
Other	5	5
Gross deferred income tax assets	1,576	1,466
Less: valuation allowance	(6)	(5)
Total deferred income tax assets	1,570	1,461

Deferred income tax liabilities
Deferred acquisition costs	730	677
Net unrealized gains on Available-for-Sale securities	358	676
Deferred sales inducement costs	145	142
Other	17	29
Gross deferred income tax liabilities	1,250	1,524
Net deferred income tax assets (liabilities)	$320	$(63)
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $6 million, net of federal benefit, which will expire beginning December 31, 2014.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012	2011
	(in millions)
Balance at January 1	$65	$134	$83
Additions (reductions) based on tax positions related to the current year	18	1	(1)
Additions for tax positions of prior years	61	19	79
Reductions for tax positions of prior years	—	(77)	(7)
Settlements	—	(12)	(20)
Balance at December 31	$144	$65	$134
If recognized, approximately $23 million, $8 million and $12 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2013, 2012 and 2011, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. It is estimated that the total amount of gross unrecognized tax benefits may decrease by $130 million to $140 million in the next 12 months due to resolution of Internal Revenue Service (“IRS”) examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $6 million, a net reduction of $3 million, and a net increase of $57 million in interest and penalties for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company had a payable of $36 million and $30 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its field examination of the 1997 through 2007 tax returns. However, for federal income tax purposes, these years except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS is in the process of completing the audits of the Company’s income tax returns for 2008 through 2011. These audits are expected to be completed in 2014. The Company or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2010 and remain open for all years after 2010. The Company filed its 2012 tax return in the third quarter of 2013, but the IRS has not yet begun its examination of 2012.
The items comprising other comprehensive income are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net unrealized securities gains (losses)	$(309)	$161	$89
Net unrealized derivative losses	(2)	(2)	(2)
Net income tax provision (benefit)	$(311)	$159	$87

20.	Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2013	2012
	(in millions)
Commercial mortgage loans	$71	$72
Residential mortgage loans	542	627
Affordable housing partnerships	137	144
Total funding commitments	$750	$843
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2013, these guarantees range up to 5.0%.
The Company is required by law to be a member of the guaranty fund association in every state where it is licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, the Company could be adversely affected

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the second quarter of 2012, the Company established a liability for estimated guaranty fund assessments and a related premium tax asset, primarily associated with ELNY. At December 31, 2013 and 2012, the estimated liability was $14 million and $26 million, respectively, and the related premium tax asset was $11 million and $19 million, respectively. The Company has recently paid assessments related to ELNY from some of the state guaranty fund associations, however, the expected period over which all of the assessments will be made and the related tax credits recovered is not known.
Contingencies
Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), claims handling, and unclaimed property and escheatment practices and procedures. With regard to an industry-wide investigation of unclaimed property and escheatment practices and procedures, the Company is responding to regulatory audits, market conduct examinations and other inquiries (including inquiries from the State of Minnesota and a multistate insurance department examination). The Company has cooperated and will continue to cooperate with the applicable regulators regarding their inquiries.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2013.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.
Based on management’s assessment and those criteria, the Company believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Pricewaterhouse Coopers LLP (“PwC’) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2013 and 2012.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2013 and 2012 and other fees billed for other services rendered by PwC during those periods.

	2013	2012
	(in thousands)
Audit Fees(1)	$1,729	$1,729
Audit-related Fees	16	16
Tax Fees	—	—
All Other Fees	—	—
Total	$1,745	$1,745

(1)
Audit fees included audit work performed in the review of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services. In 2013 and 2012, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

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

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 27, 2014	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2014	By	/s/ John R. Woerner
John R. Woerner, Director, Chairman and President
(Principal Executive Officer)

Date:	February 27, 2014		/s/ Brian J. McGrane
Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 27, 2014		/s/ Gumer C. Alvero
Gumer C. Alvero, Director

Date:	February 27, 2014		/s/ David K. Stewart
David K. Stewart, Senior Vice President and Controller
(Principal Accounting Officer)

Date:	February 27, 2014		/s/ Steve M. Gathje
Steve M. Gathje, Director

Date:	February 27, 2014		/s/ Bridget M. Sperl
Bridget M. Sperl, Director

Date:	February 27, 2014		/s/ Jon Stenberg
Jon Stenberg, Director

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

101*
The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Income for the years ended ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

*	Filed electronically herewith.

E-2