Form 10-Q
period 2014-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2014-11-03
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Stock (par value $30 per share)	100,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2014, $21,660; 2013, $22,902)	$23,569	$24,387
Common stocks, at fair value (cost: 2014 and 2013, $2)	8	6
Mortgage loans, at amortized cost (less allowance for loan losses: 2014, $22; 2013, $24)	3,300	3,326
Policy loans	804	773
Other investments	968	915
Total investments	28,649	29,407
Cash and cash equivalents	286	344
Reinsurance recoverables	2,233	2,177
Other receivables	254	195
Accrued investment income	256	275
Deferred acquisition costs	2,573	2,633
Other assets	4,378	4,357
Separate account assets	78,313	77,616
Total assets	$116,942	$117,004
Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,312	$29,149
Short-term borrowings	200	500
Line of credit with Ameriprise Financial, Inc.	—	150
Other liabilities	4,582	5,431
Separate account liabilities	78,313	77,616
Total liabilities	112,407	112,846
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,464	2,463
Retained earnings	1,307	1,042
Accumulated other comprehensive income, net of tax	761	650
Total shareholder’s equity	4,535	4,158
Total liabilities and shareholder’s equity	$116,942	$117,004
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Premiums	$105	$106	$319	$320
Net investment income	319	350	975	1,067
Policy and contract charges	445	424	1,357	1,274
Other revenues	98	90	292	266
Net realized investment gains	7	5	12	3
Total revenues	974	975	2,955	2,930
Benefits and expenses
Benefits, claims, losses and settlement expenses	262	297	750	839
Interest credited to fixed accounts	168	204	529	600
Amortization of deferred acquisition costs	94	(32)	226	102
Other insurance and operating expenses	188	182	560	555
Total benefits and expenses	712	651	2,065	2,096
Pretax income	262	324	890	834
Income tax provision	38	59	125	143
Net income	$224	$265	$765	$691

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(5)	$(7)	$(6)	$(10)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	1	5	1	6
Net impairment losses recognized in net realized investment gains	$(4)	$(2)	$(5)	$(4)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$224	$265	$765	$691
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(137)	(67)	285	(811)
Reclassification of net securities gains included in net income	(6)	(3)	(9)	(2)
Impact of deferred acquisition costs, deferred sales inducement costs, benefit reserves and reinsurance recoverables	(1)	18	(168)	283
Total net unrealized gains (losses) on securities	(144)	(52)	108	(530)
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	1	1	3	4
Total net unrealized losses on derivatives	1	1	3	4
Total other comprehensive income (loss), net of tax	(143)	(51)	111	(526)
Total comprehensive income	$81	$214	$876	$165
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2013	$3	$2,462	$1,000	$1,234	$4,699
Comprehensive income:
Net income	—	—	691	—	691
Other comprehensive loss, net of tax	—	—	—	(526)	(526)
Total comprehensive income					165
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(675)	—	(675)
Balances at September 30, 2013	$3	$2,463	$1,016	$708	$4,190

Balances at January 1, 2014	$3	$2,463	$1,042	$650	$4,158
Comprehensive income:
Net income	—	—	765	—	765
Other comprehensive income, net of tax	—	—	—	111	111
Total comprehensive income					876
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at September 30, 2014	$3	$2,464	$1,307	$761	$4,535
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$765	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	6	(17)
Deferred income tax benefit	(96)	(60)
Contractholder and policyholder charges, non-cash	(246)	(211)
Loss from equity method investments	20	11
Net realized investment gains	(20)	(7)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	8	4
Changes in operating assets and liabilities:
Deferred acquisition costs	30	(98)
Policyholder account balances, future policy benefits and claims, net	735	(837)
Derivatives, net of collateral	(483)	1,129
Reinsurance recoverables	(70)	(86)
Other receivables	(23)	10
Accrued investment income	19	18
Other, net	(61)	28
Net cash provided by operating activities	584	575

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	280	171
Maturities, sinking fund payments and calls	1,843	2,773
Purchases	(827)	(2,668)
Proceeds from maturities and repayments of mortgage loans	407	534
Funding of mortgage loans	(373)	(467)
Proceeds from sales and collections of other investments	103	89
Purchase of other investments	(267)	(178)
Purchase of land, buildings, equipment and software	(6)	(6)
Change in policy loans, net	(31)	(16)
Advance on line of credit to Ameriprise Financial, Inc.	(15)	—
Repayment from Ameriprise Financial, Inc. on line of credit	15	—
Other, net	10	30
Net cash provided by investing activities	1,139	262
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,526	$1,589
Net transfers to separate accounts	(167)	(54)
Surrenders and other benefits	(1,896)	(1,479)
Change in short-term borrowings, net	(301)	(2)
Proceeds from line of credit with Ameriprise Financial, Inc.	42	—
Payments on line of credit with Ameriprise Financial, Inc.	(192)	—
Tax adjustment on share-based incentive compensation plan	1	1
Cash received for purchased options with deferred premiums	8	—
Cash paid for purchased options with deferred premiums	(302)	(312)
Cash dividends to Ameriprise Financial, Inc.	(500)	(675)
Net cash used in financing activities	(1,781)	(932)
Net decrease in cash and cash equivalents	(58)	(95)
Cash and cash equivalents at beginning of period	344	336
Cash and cash equivalents at end of period	$286	$241

Supplemental Disclosures:
Income taxes paid, net	$393	$110
Interest paid on borrowings	1	3
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	—	26

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
In the Consolidated Statements of Cash Flows, within financing activities, the Company reclassified the increase in policyholder account balances for interest credited from “Policyholder account balances: Surrenders and other benefits” to “Policyholder account balances: Deposits and other additions” to improve the transparency of its cash flows. Total cash flows used in financing activities did not change as a result of this reclassification.
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
Future Adoption of New Accounting Standards
Presentation of Financial Statements - Going Concern
In August 2014, the FASB updated the accounting standard related to an entity’s assessment of its ability to continue as a going concern. The standard requires that management evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. In situations where there is substantial doubt about an entity’s ability to continue as a going concern, disclosure should be made so that a reader can understand the conditions that raise substantial doubt, management’s assessment of those conditions and any plan management has to mitigate those conditions. The standard is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of the standard is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2016 and early adoption is prohibited. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
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
RTA’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments. The carrying values are reflected in other investments and were $471 million and $495 million as of September 30, 2014 and December 31, 2013, respectively. RTA has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships. The Company had liabilities of $96 million and $137 million recorded in other liabilities as of September 30, 2014 and December 31, 2013, respectively, related to the future funding commitments for affordable housing partnerships.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Investments
Available-for-Sale securities distributed by type were as follows:

	September 30, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,962	$1,539	$(31)	$15,470	$3
Residential mortgage backed securities	3,466	135	(44)	3,557	(9)
Commercial mortgage backed securities	2,121	115	(4)	2,232	—
State and municipal obligations	942	159	(28)	1,073	—
Asset backed securities	896	49	(1)	944	—
Foreign government bonds and obligations	237	21	(5)	253	—
U.S. government and agencies obligations	36	4	—	40	—
Total fixed maturities	21,660	2,022	(113)	23,569	(6)
Common stocks	2	6	—	8	3
Total	$21,662	$2,028	$(113)	$23,577	$(3)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,658	$1,311	$(96)	$15,873	$3
Residential mortgage backed securities	3,773	133	(95)	3,811	(18)
Commercial mortgage backed securities	2,309	136	(11)	2,434	—
State and municipal obligations	950	87	(39)	998	—
Asset backed securities	938	48	(5)	981	—
Foreign government bonds and obligations	234	19	(8)	245	—
U.S. government and agencies obligations	40	5	—	45	—
Total fixed maturities	22,902	1,739	(254)	24,387	(15)
Common stocks	2	4	—	6	2
Total	$22,904	$1,743	$(254)	$24,393	$(13)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2014 and December 31, 2013, investment securities with a fair value of $1.6 billion and $2.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
At September 30, 2014 and December 31, 2013, fixed maturity securities comprised approximately 82% and 83%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At September 30, 2014 and December 31, 2013, approximately $1.1 billion and $1.3 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	September 30, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,183	$5,410	23%	$5,557	$5,738	23%
AA	988	1,155	5	1,055	1,171	5
A	4,395	4,963	21	4,687	5,062	21
BBB	9,527	10,475	44	10,062	10,897	45
Below investment grade	1,567	1,566	7	1,541	1,519	6
Total fixed maturities	$21,660	$23,569	100%	$22,902	$24,387	100%
At September 30, 2014 and December 31, 2013, approximately 44% and 41%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	83	$760	$(10)	43	$736	$(21)	126	$1,496	$(31)
Residential mortgage backed securities	14	140	(2)	59	822	(42)	73	962	(44)
Commercial mortgage backed securities	5	41	—	9	96	(4)	14	137	(4)
State and municipal obligations	1	5	—	2	100	(28)	3	105	(28)
Asset backed securities	5	42	—	4	38	(1)	9	80	(1)
Foreign government bonds and obligations	4	18	—	14	27	(5)	18	45	(5)
Total	112	$1,006	$(12)	131	$1,819	$(101)	243	$2,825	$(113)

	December 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	156	$2,567	$(82)	10	$160	$(14)	166	$2,727	$(96)
Residential mortgage backed securities	52	1,411	(54)	45	295	(41)	97	1,706	(95)
Commercial mortgage backed securities	27	323	(9)	3	22	(2)	30	345	(11)
State and municipal obligations	4	38	(2)	2	92	(37)	6	130	(39)
Asset backed securities	17	219	(4)	3	26	(1)	20	245	(5)
Foreign government bonds and obligations	23	77	(8)	—	—	—	23	77	(8)
Total	279	$4,635	$(159)	63	$595	$(95)	342	$5,230	$(254)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$54	$66	$54	$87
Credit losses for which an other-than-temporary impairment was not previously recognized	—	1	—	1
Credit losses for which an other-than-temporary impairment was previously recognized	1	—	1	2
Reductions for securities sold during the period (realized)	(22)	—	(22)	(23)
Ending balance	$33	$67	$33	$67
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
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in accumulated other comprehensive income (“AOCI”):

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2013	$1,930	$(675)	$1,255
Net unrealized securities losses arising during the period(1)	(1,234)	423	(811)
Reclassification of net securities gains included in net income	(3)	1	(2)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	436	(153)	283
Balance at September 30, 2013	$1,129	$(404)	$725	(2)

Balance at January 1, 2014	$1,033	$(366)	$667
Net unrealized securities gains arising during the period(1)	441	(156)	285
Reclassification of net securities gains included in net income	(15)	6	(9)
Impact of DAC, DSIC, benefit reserves and reinsurance recoverables	(258)	90	(168)
Balance at September 30, 2014	$1,201	$(426)	$775	(2)

(1)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

(2)	Includes $2 million and $10 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2014 and 2013, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Gross realized investment gains	$15	$6	$24	$8
Gross realized investment losses	(1)	—	(4)	(1)
Other-than-temporary impairments	(4)	(2)	(5)	(4)
Total	$10	$4	$15	$3

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other-than-temporary impairments for the three months and nine months ended September 30, 2014 primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities. Other-than-temporary impairments for the three months and nine months ended September 30, 2013 primarily related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at September 30, 2014 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$965	$984
Due after one year through five years	5,938	6,521
Due after five years through 10 years	4,701	4,941
Due after 10 years	3,573	4,390
	15,177	16,836
Residential mortgage backed securities	3,466	3,557
Commercial mortgage backed securities	2,121	2,232
Asset backed securities	896	944
Common stocks	2	8
Total	$21,662	$23,577
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Fixed maturities	$277	$301	$841	$913
Mortgage loans	46	50	137	153
Other investments	3	8	20	25
	326	359	998	1,091
Less: investment expenses	7	9	23	24
Total	$319	$350	$975	$1,067

5.	Financing Receivables
The Company’s financing receivables include commercial and residential mortgage loans, syndicated loans and policy loans. Syndicated loans are reflected in other investments.
Allowance for Loan Losses
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	September 30, 2014			September 30, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$24	$4	$28	$26	$4	$30
Charge-offs	(2)	(1)	(3)	(2)	—	(2)
Provisions	—	2	2	—	—	—
Ending balance	$22	$5	$27	$24	$4	$28

Individually evaluated for impairment	$8	$—	$8	$7	$—	$7
Collectively evaluated for impairment	14	5	19	17	4	21
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	September 30, 2014
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$34	$—	$3	$37
Collectively evaluated for impairment	2,572	716	451	3,739
Total	$2,606	$716	$454	$3,776

	December 31, 2013
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$40	$—	$5	$45
Collectively evaluated for impairment	2,524	786	356	3,666
Total	$2,564	$786	$361	$3,711
As of September 30, 2014 and December 31, 2013, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $9 million and $12 million, respectively.
Residential mortgage loans are presented net of unamortized discount of $39 million and $53 million as of September 30, 2014 and December 31, 2013, respectively.
During the three months ended September 30, 2014 and 2013, the Company purchased $71 million and $8 million, respectively, and sold $2 million and nil, respectively of syndicated loans. During the nine months ended September 30, 2014 and 2013, the Company purchased $161 million and $67 million, respectively, and sold $12 million and $1 million, respectively, of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $20 million as of September 30, 2014 and December 31, 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and 2% of total commercial mortgage loans at September 30, 2014 and December 31, 2013, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
South Atlantic	$703	$679	27%	26%
Pacific	653	631	25	25
Mountain	252	248	10	10
East North Central	232	248	9	10
Middle Atlantic	213	202	8	8
West North Central	204	194	8	7
West South Central	153	153	6	6
New England	131	138	5	5
East South Central	65	71	2	3
	2,606	2,564	100%	100%
Less: allowance for loan losses	22	24
Total	$2,584	$2,540
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in millions)
Retail	$944	$917	36%	36%
Office	545	548	21	21
Industrial	460	431	18	17
Apartments	445	454	17	18
Mixed use	45	36	2	1
Hotel	33	32	1	1
Other	134	146	5	6
	2,606	2,564	100%	100%
Less: allowance for loan losses	22	24
Total	$2,584	$2,540
Residential Mortgage Loans
The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of September 30, 2014 and December 31, 2013, no allowance for loan losses was recorded.
As of both September 30, 2014 and December 31, 2013, approximately 4% of residential mortgage loans had FICO scores below 640. As of both September 30, 2014 and December 31, 2013, approximately 1% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 37% and 38% of the portfolio as of September 30, 2014 and December 31, 2013, respectively. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both September 30, 2014 and December 31, 2013 were $3 million.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Troubled Debt Restructurings
The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	1	$6	3	$12	3	$14	6	$21
Residential mortgage loans	—	—	—	—	2	—	2	—
Syndicated loans	—	—	—	—	1	—	—	—
Total	1	$6	3	$12	6	$14	8	$21
The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2014 and 2013. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2014 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The impact in the third quarter of 2013 primarily reflected the impact of assumed interest rates and changes in assumed policyholder behavior.
The balances of and changes in DAC were as follows:

	2014	2013
	(in millions)
Balance at January 1	$2,633	$2,373
Capitalization of acquisition costs	196	200
Amortization, excluding the impact of valuation assumptions review	(219)	(180)
Amortization, impact of valuation assumptions review	(7)	78
Impact of change in net unrealized securities losses (gains)	(30)	112
Balance at September 30	$2,573	$2,583
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2014	2013
	(in millions)
Balance at January 1	$409	$404
Capitalization of sales inducement costs	4	4
Amortization, excluding the impact of valuation assumptions review	(40)	(39)
Amortization, impact of valuation assumptions review	(2)	25
Impact of change in net unrealized securities losses (gains)	(3)	18
Balance at September 30	$368	$412

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Policyholder account balances
Fixed annuities	$12,922	$13,826
Variable annuity fixed sub-accounts	4,869	4,926
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,841	2,790
Indexed universal life (“IUL”) insurance	475	315
Other life insurance	846	878
Total policyholder account balances	21,953	22,735
Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)(1)	145	(383)
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)(1)	(55)	(62)
Other annuity liabilities	118	76
Fixed annuities life contingent liabilities	1,518	1,523
Equity indexed annuities (“EIA”)	29	29
Life, disability income and long term care insurance	5,041	4,739
VUL/UL and other life insurance additional liabilities	403	336
Total future policy benefits	7,199	6,258
Policy claims and other policyholders’ funds	160	156
Total policyholder account balances, future policy benefits and claims	$29,312	$29,149

(1)	Includes the value of GMWB and GMAB embedded derivatives that was a net asset at both September 30, 2014 and December 31, 2013 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(in millions)
Variable annuity	$71,345	$70,687
VUL insurance	6,925	6,885
Other insurance	43	44
Total	$78,313	$77,616

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2014				December 31, 2013
Variable Annuity Guarantees by Benefit Type(1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$54,378	$52,566	$39	64	$52,616	$50,790	$28	64
Five/six-year reset	10,465	7,925	36	64	11,220	8,663	42	64
One-year ratchet	7,424	7,030	64	66	7,676	7,261	38	65
Five-year ratchet	1,770	1,715	3	62	1,781	1,725	1	62
Other	965	947	40	70	1,015	996	36	69
Total — GMDB	$75,002	$70,183	$182	64	$74,308	$69,435	$145	64

GGU death benefit	$1,058	$1,006	$121	67	$1,052	$998	$121	64

GMIB	$359	$336	$9	67	$413	$389	$8	66

GMWB:
GMWB	$3,702	$3,689	$1	68	$3,936	$3,921	$1	67
GMWB for life	35,967	35,853	92	65	34,069	33,930	77	64
Total — GMWB	$39,669	$39,542	$93	65	$38,005	$37,851	$78	64

GMAB	$4,188	$4,177	$3	58	$4,194	$4,181	$2	58

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2014		December 31, 2013
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$5,943	62	$5,674	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	2	(2)	(908)	(127)	45
Paid claims	(3)	—	—	—	(11)
Balance at September 30, 2013	$3	$7	$(109)	$(24)	$189

Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	8	1	528	7	46
Paid claims	(3)	—	—	—	(5)
Balance at September 30, 2014	$9	$7	$145	$(55)	$247

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2014	December 31, 2013
	(in millions)
Mutual funds:
Equity	$40,751	$39,195
Bond	25,218	26,519
Other	4,149	3,764
Total mutual funds	$70,118	$69,478

9.	Lines of Credit
RiverSource Life Insurance Company, as the borrower, had an outstanding balance at September 30, 2014 and December 31, 2013 of nil and $150 million, respectively, under a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed $800 million at any time. The interest rate for any borrowing under the agreement is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty.
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of September 30, 2014 and December 31, 2013.

10.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $52 million at both September 30, 2014 and December 31, 2013. The amount of the Company’s liability including accrued interest as of both September 30, 2014 and December 31, 2013 was $50 million. The weighted average annualized interest rate on the repurchase agreements held as of both September 30, 2014 and December 31, 2013 was 0.3%.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. In 2013, the Company began to borrow short-term funds under these FHLB borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $456 million and $574 million at September 30, 2014 and December 31, 2013, respectively. The amount of the Company’s liability including accrued interest as of September 30, 2014 and December 31, 2013 was $150 million and $450 million, respectively. The

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

weighted average annualized interest rate on the FHLB advances held as of both September 30, 2014 and December 31, 2013 was 0.3%.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$14,092	$1,378	$15,470
Residential mortgage backed securities	—	3,547	10	3,557
Commercial mortgage backed securities	—	2,139	93	2,232
State and municipal obligations	—	1,073	—	1,073
Asset backed securities	—	796	148	944
Foreign government bonds and obligations	—	253	—	253
U.S. government and agencies obligations	4	36	—	40
Total Available-for-Sale securities: Fixed maturities	4	21,936	1,629	23,569
Common stocks	3	5	—	8
Cash equivalents	2	261	—	263
Other assets:
Interest rate derivative contracts	—	1,512	—	1,512
Equity derivative contracts	314	1,512	—	1,826
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	—	4	—	4
Other derivative contracts	—	—	1	1
Total other assets	314	3,032	1	3,347
Separate account assets	—	78,313	—	78,313
Total assets at fair value	$323	$103,547	$1,630	$105,500

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	202	202
GMWB and GMAB embedded derivatives	—	—	(77)	(77)	(2)
Total policyholder account balances, future policy benefits and claims	—	6	125	131	(1)
Other liabilities:
Interest rate derivative contracts	—	1,208	—	1,208
Equity derivative contracts	472	2,171	—	2,643
Other derivative contracts	—	13	—	13
Total other liabilities	472	3,392	—	3,864
Total liabilities at fair value	$472	$3,398	$125	$3,995

(1)	The Company’s adjustment for nonperformance risk resulted in a $238 million cumulative decrease to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at September 30, 2014 and the amount is reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$14,357	$1,516	$15,873
Residential mortgage backed securities	—	3,753	58	3,811
Commercial mortgage backed securities	—	2,404	30	2,434
State and municipal obligations	—	998	—	998
Asset backed securities	—	763	218	981
Foreign government bonds and obligations	—	245	—	245
U.S. government and agencies obligations	9	36	—	45
Total Available-for-Sale securities: Fixed maturities	9	22,556	1,822	24,387
Common stocks	3	3	—	6
Cash equivalents	1	320	—	321
Other assets:
Interest rate derivative contracts	—	1,484	—	1,484
Equity derivative contracts	265	1,503	—	1,768
Credit derivative contracts	—	3	—	3
Foreign exchange derivative contracts	—	2	—	2
Other derivative contracts	—	4	—	4
Total other assets	265	2,996	—	3,261
Separate account assets	—	77,616	—	77,616
Total assets at fair value	$278	$103,491	$1,822	$105,591

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	125	125
GMWB and GMAB embedded derivatives	—	—	(575)	(575)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	(450)	(445)	(1)
Other liabilities:
Interest rate derivative contracts	—	1,672	—	1,672
Equity derivative contracts	549	2,382	—	2,931
Other derivative contracts	—	29	—	29
Total other liabilities	549	4,083	—	4,632
Total liabilities at fair value	$549	$4,088	$(450)	$4,187

(1)	The Company’s adjustment for nonperformance risk resulted in a $150 million cumulative increase to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 and the amount is reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Common Stocks	Other Assets: Other Derivatives Contracts
	(in millions)
Balance, July 1, 2014	$1,376	$10	$15	$149	$1,550		$1	$1
Total gains (losses) included in:
Net income	—	—	—	1	1	(1)	—	(1)	(2)
Other comprehensive income	(11)	—	—	(1)	(12)		—	—
Purchases	37	—	—	—	37		—	1
Settlements	(24)	—	—	(1)	(25)		—	—
Transfers into Level 3	—	—	78	—	78		—	—
Transfers out of Level 3	—	—	—	—	—		(1)	—
Balance, September 30, 2014	$1,378	$10	$93	$148	$1,629		$—	$1
Changes in unrealized gains (losses) relating to assets held at September 30, 2014 included in:
Net investment income	$—	$—	$—	$1	$1		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		—	(1)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives	GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2014	$184	$(347)		$(163)
Total losses included in:
Net income	—	207	(1)	207
Issues	21	65		86
Settlements	(3)	(2)		(5)
Balance, September 30, 2014	$202	$(77)		$125
Changes in unrealized losses relating to liabilities held at September 30, 2014 included in:
Benefits, claims, losses and settlement expenses	$—	$208		$208

(1)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2013	$1,558	$50	$164	$154	$1,926
Total gains (losses) included in:
Other comprehensive loss	2	—	—	(2)	—
Purchases	—	45	—	29	74
Settlements	(37)	(5)	—	—	(42)
Transfers out of Level 3	—	—	(149)	—	(149)
Balance, September 30, 2013	$1,523	$90	$15	$181	$1,809
Changes in unrealized gains (losses) relating to assets held at September 30, 2013 included in:
Net investment income	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2013	$76		$11		$87
Total (gains) losses included in:
Net income	2	(1)	(322)	(2)	(320)
Issues	17		60		77
Settlements	1		(5)		(4)
Balance, September 30, 2013	$96		$(256)		$(160)
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2013 included in:
Benefits, claims, losses and settlement expenses	$—		$(321)		$(321)
Interest credited to fixed accounts	2		—		2

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Common Stocks	Other Assets: Other Derivatives Contracts
	(in millions)
Balance, January 1, 2014	$1,516	$58	$30	$218	$1,822		$—	$—
Total gains (losses) included in:
Net income	1	—	—	1	2	(1)	—	(1)	(2)
Other comprehensive income	3	—	—	—	3		—	—
Purchases	94	11	39	—	144		1	2
Sales	(11)	—	—	—	(11)		—	—
Settlements	(225)	(2)	—	(2)	(229)		—	—
Transfers into Level 3	—	—	78	—	78		—	—
Transfers out of Level 3	—	(57)	(54)	(69)	(180)		(1)	—
Balance, September 30, 2014	$1,378	$10	$93	$148	$1,629		$—	$1
Changes in unrealized gains (losses) relating to assets held at September 30, 2014 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		—	(1)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	14	(1)	327	(2)	341
Issues	69		184		253
Settlements	(6)		(13)		(19)
Balance, September 30, 2014	$202		$(77)		$125
Changes in unrealized losses relating to liabilities held at September 30, 2014 included in:
Benefits, claims, losses and settlement expenses	$—		$327		$327
Interest credited to fixed accounts	14		—		14

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2013	$1,654	$23	$170	$156	$2,003
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)
Other comprehensive loss	(34)	—	(6)	5	(35)
Purchases	74	87	—	29	190
Settlements	(170)	(5)	—	(1)	(176)
Transfers out of Level 3	—	(15)	(149)	(9)	(173)
Balance, September 30, 2013	$1,523	$90	$15	$181	$1,809
Changes in unrealized gains (losses) relating to assets held at September 30, 2013 included in:
Net investment income	$(1)	$—	$—	$1	$—

(1)	Included in net investment income in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$45		$833		$878
Total (gains) losses included in:
Net income	8	(1)	(1,246)	(2)	(1,238)
Issues	42		163		205
Settlements	1		(6)		(5)
Balance, September 30, 2013	$96		$(256)		$(160)
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2013 included in:
Benefits, claims, losses and settlement expenses	$—		$(1,229)		$(1,229)
Interest credited to fixed accounts	8		—		8

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $59 million and $(14) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the three months ended September 30, 2014 and 2013, respectively. The impact to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $68 million and $(104) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the nine months ended September 30, 2014 and 2013, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,341	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	3.5%	1.3%
Other derivative contracts	$1	Option pricing model	Correlation(1)	(3.0)%	-	(84.0)%	(60.0)%
IUL embedded derivatives	$202	Discounted cash flow	Nonperformance risk(2)	69		bps
GMWB and GMAB embedded derivatives	$(77)	Discounted cash flow	Utilization of guaranteed withdrawals(3)	0.0%	-	51.1%
			Surrender rate	0.0%	-	59.1%
			Market volatility(4)	4.9%	-	19.4%
			Nonperformance risk(2)	69		bps
			Elective contractholder strategy allocations(5)	0.0%	-	31.0%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,487	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	5.3%	1.6%
IUL embedded derivatives	$125	Discounted cash flow	Nonperformance risk(2)	74		bps
GMWB and GMAB embedded derivatives	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals(3)	0.0%	-	51.1%
			Surrender rate	0.1%	-	57.9%
			Market volatility(4)	4.9%	-	18.8%
			Nonperformance risk(2)	74		bps
			Elective contractholder strategy allocations(5)	0.0%	-	50.0%

(1)	Represents the correlation between equity returns and interest rates used in the valuation of the derivative contract.

(2)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(3)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(4)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(5)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of the Company's options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company's macro hedge program. See Note 13 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

uncollateralized derivative assets was immaterial at September 30, 2014 and December 31, 2013. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company's macro hedge program. See Note 13 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2014 and December 31, 2013. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,300	$—	$—	$3,386	$3,386
Policy loans	804	—	—	788	788
Other investments	465	—	419	45	464

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$13,203	$—	$—	$13,819	$13,819
Short-term borrowings	200	—	200	—	200
Other liabilities	96	—	—	95	95
Separate account liabilities	394	—	394	—	394

	December 31, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,326	$—	$—	$3,372	$3,372
Policy loans	773	—	—	765	765
Other investments	385	—	346	42	388

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,106	$—	$—	$14,724	$14,724
Short-term borrowings	500	—	500	—	500
Line of credit with Ameriprise Financial	150	—	—	150	150
Other liabilities	137	—	—	134	134
Separate account liabilities	400	—	400	—	400
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,131	$—	$3,131	$(2,834)	$(107)	$(176)	$14
OTC cleared	145	—	145	(92)	(53)	—	—
Exchange-traded	71	—	71	—	—	—	71
Total derivatives	$3,347	$—	$3,347	$(2,926)	$(160)	$(176)	$85

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,180	$—	$3,180	$(3,134)	$(17)	$(16)	$13
OTC cleared	21	—	21	(20)	(1)	—	—
Exchange-traded	60	—	60	—	—	—	60
Total derivatives	$3,261	$—	$3,261	$(3,154)	$(18)	$(16)	$73

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,772	$—	$3,772	$(2,834)	$—	$(938)	$—
OTC cleared	92	—	92	(92)	—	—	—
Total derivatives	3,864	—	3,864	(2,926)	—	(938)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,914	$—	$3,914	$(2,926)	$—	$(988)	$—

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,610	$—	$4,610	$(3,134)	$—	$(1,465)	$11
OTC cleared	22	—	22	(20)	(2)	—	—
Total derivatives	4,632	—	4,632	(3,154)	(2)	(1,465)	11
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,682	$—	$4,682	$(3,154)	$(2)	$(1,515)	$11

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
The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Assets			Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,512	$1,484	Other liabilities	$1,208	$1,672
Equity contracts	Other assets	1,798	1,741	Other liabilities	2,636	2,918
Credit contracts	Other assets	4	3	Other liabilities	—	—
Foreign exchange contracts	Other assets	4	2	Other liabilities	—	—
Embedded derivatives(1)	N/A	—	—	Policyholder account balances, future policy benefits and claims(2)	(77)	(575)
Total GMWB and GMAB		3,318	3,230		3,767	4,015
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	6	5
IUL	Other assets	28	27	Other liabilities	7	13
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	202	125
Other
Macro hedge program	Other assets	1	4	Other liabilities	13	29
Total other derivatives		29	31		228	172
Total derivatives		$3,347	$3,261		$3,995	$4,187

N/A	Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)	The fair value of the GMWB and GMAB embedded derivatives was a net asset at September 30, 2014 and December 31, 2013 and the amount is reported as a contra liability.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$100	$(63)	$609	$(575)
Equity contracts	Benefits, claims, losses and settlement expenses	143	(323)	(244)	(803)
Credit contracts	Benefits, claims, losses and settlement expenses	(1)	(3)	(23)	5
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	(13)	8	(14)	15
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(270)	267	(498)	1,089
Total GMWB and GMAB		(41)	(114)	(170)	(269)
Other derivatives:
Interest rate
Tax hedge	Net investment income	—	—	3	—
Equity
EIA	Interest credited to fixed accounts	—	1	1	2
EIA embedded derivatives	Interest credited to fixed accounts	—	—	(1)	(1)
IUL	Interest credited to fixed accounts	2	2	13	8
IUL embedded derivatives	Interest credited to fixed accounts	(2)	3	9	8
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	(1)	—	2	—
Total other derivatives		(1)	6	27	17
Total derivatives		$(42)	$(108)	$(143)	$(252)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At September 30, 2014 and December 31, 2013, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $135.8 billion and $142.4 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2014(1)	$109	$49
2015	349	69
2016	316	53
2017	240	69
2018	190	68
2019-2026	526	132
Total	$1,730	$440

(1)	2014 amounts represent the amounts payable and receivable for the period from October 1, 2014 to December 31, 2014.

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
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $1.2 billion and $710 million at September 30, 2014 and December 31, 2013, respectively.
EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $804 million and $512 million at September 30, 2014 and December 31, 2013, respectively.
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
Cash Flow Hedges
The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the nine months ended September 30, 2014, the Company held no derivatives that were designated as cash flow hedges.
At September 30, 2014, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the nine months ended September 30, 2014 and 2013, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the nine months ended September 30, 2014 and 2013, amounts recognized in earnings on derivative transactions that were ineffective were not material.
The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in accumulated other comprehensive income (loss):

	2014	2013
	(in millions)
Net unrealized derivative losses at January 1	$(17)	$(21)
Reclassification of realized losses(1)	5	6
Income tax benefit	(2)	(2)
Net unrealized derivative losses at September 30	$(14)	$(17)

(1)	Loss reclassified from AOCI to net investment income on the Consolidated Statements of Income.
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is four years and relates to interest credited on forecasted fixed premium product sales.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2014 and December 31, 2013, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $494 million and $950 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2014 and December 31, 2013 was $494 million and $940 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2014 and December 31, 2013 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $10 million, respectively.

14.	Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Reclassification	Location of (Gain) Loss Recognized in Income	2014	2013	2014	2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net realized investment gains	$(10)	$(4)	$(15)	$(3)
Tax expense	Income tax provision	4	1	6	1
Net of tax		$(6)	$(3)	$(9)	$(2)
Losses on cash flow hedges:
Swaptions	Net investment income	$2	$2	$5	$6
Tax benefit	Income tax provision	(1)	(1)	(2)	(2)
Net of tax		$1	$1	$3	$4
See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 13 for additional information regarding the Company’s cash flow hedges.

15.	Income Taxes
The Company’s effective tax rate was 14.5% and 18.2% for the three months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was 14.0% and 17.1% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The decrease in the effective tax rate for the three months ended September 30, 2014 compared to the prior year period was primarily due to lower pretax income. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the prior year period was the result of an $18 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $6 million which will expire beginning December 31, 2014.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

allow the Company to realize certain state deferred tax assets and state net operating losses and therefore a valuation allowance of $6 million was established as of both September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013, the Company had $155 million and $144 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $6 million and $23 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2014 and December 31, 2013, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $140 million to $150 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $3 million in interest and penalties for the three months and nine months ended September 30, 2014, respectively. The Company recognized a net increase of $2 million and $5 million in interest and penalties for the three months and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had a payable of $39 million and $36 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At September 30, 2014 and December 31, 2013, the estimated liability was $13 million and $14 million, respectively. At both September 30, 2014 and December 31, 2013, the related premium tax asset was $11 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
In September 2010, the California Department of Insurance (“CA DOI”) issued an Order to Show Cause administrative action against RiverSource Life Insurance Company alleging that certain claims handling practices reviewed in connection with a 2007-2008 market conduct exam did not comply with applicable law. In August 2014, RiverSource Life Insurance Company and the CA DOI reached agreement in principle to settle all pending allegations for $800,000, with the exception of a single allegation related to certain coverage determinations made under long term care insurance policies issued between 1989-1992. An administrative hearing on this remaining allegation is scheduled to conclude in November 2014. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the lack of specific penalty allegations, and the difficulty of predicting outcomes in these administrative proceedings which involve multiple phases and appellate procedures.

ITEM 2.	MANAGEMENT’S NARRATIVE ANALYSIS
The following narrative analysis of RiverSource Life Insurance Company’s consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Item 1. RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this From 10-Q as the “Company”. The Company’s  narrative analysis should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014 (“2013 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
Critical Accounting Policies
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in the Company’s 2013 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Nine Months Ended September 30, 2014 and 2013
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,
	2014	2013	Change
	(in millions, except percentages)
Revenues
Premiums	$319	$320	$(1)	—%
Net investment income	975	1,067	(92)	(9)
Policy and contract charges	1,357	1,274	83	7
Other revenues	292	266	26	10
Net realized investment gains	12	3	9	NM
Total revenues	2,955	2,930	25	1
Benefits and expenses
Benefits, claims, losses and settlement expenses	750	839	(89)	(11)
Interest credited to fixed accounts	529	600	(71)	(12)
Amortization of deferred acquisition costs	226	102	124	NM
Other insurance and operating expenses	560	555	5	1
Total benefits and expenses	2,065	2,096	(31)	(1)
Pretax income	890	834	56	7
Income tax provision	125	143	(18)	(13)
Net income	$765	$691	$74	11%
NM  Not Meaningful.
Overview
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions, relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions and the impact is reflected as part of its annual review of insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact in the third quarter of 2014 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The unlocking impact in the prior year period primarily reflected the impact of assumed interest rates and changes in assumed policyholder behavior.
Net income increased $74 million or 11% to $765 million for the nine months ended September 30, 2014 compared to $691 million for the prior year period. Pretax income increased $56 million or 7% to $890 million for the nine months ended September 30, 2014 compared to $834 million for the prior year period primarily reflecting the impact of market appreciation, a $40 million benefit from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds, and the market impact on variable annuity guaranteed benefits (net of hedges and the related deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization) partially offset by a $109 million decrease from unlocking and the negative impact from spread compression in the Company’s fixed insurance and the fixed portion of variable annuities and variable insurance contracts. The market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $51 million for the nine months ended September 30, 2014, which included a $2 million expense associated with policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, compared to an expense of $68 million for the prior year period which included a $17 million benefit associated with unlocking.
The Company’s variable annuity account balances increased 5% to $76.1 billion at September 30, 2014 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.6 billion. The Company’s fixed annuity account balances declined 8% to $12.4 billion at September 30, 2014 compared to the prior year period reflecting expected elevated surrenders on products sold through third parties where crediting rates have reset. This decline was offset by the change in crediting rates, which decreased the level of spread compression for the nine months ended September 30, 2014. Approximately 98% of the five-year guarantee block totaling $4.1 billion has been re-priced as of September 30, 2014.

RIVERSOURCE LIFE INSURANCE COMPANY

The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and model changes for the nine months ended September 30:

Pretax Increase (Decrease)	2014	2013
	(in millions)
Policy and contract charges	$(29)	$(18)

Benefits, claims, losses and settlement expenses	6	(5)
Amortization of DAC	8	(79)
Total benefits and expenses	14	(84)
Total(1)	$(43)	$66

(1)	Includes a $17 million net benefit related to the market impact on variable annuity guaranteed living benefits for the nine months ended September 30, 2013.
Revenues
Total revenues increased $25 million or 1% for the nine months ended September 30, 2014 compared to the prior year period.
Net investment income decreased $92 million or 9% to $975 million for the nine months ended September 30, 2014 compared to $1.1 billion for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges increased $83 million or 7% to $1.4 billion for the nine months ended September 30, 2014 compared to $1.3 billion for the prior year period. The increase is primarily due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date as well as higher average fee rates. Also, the increase reflects higher separate account fees driven by higher average separate account balances due to positive market performance. Policy and contract charges for the nine months ended September 30, 2014 included a $29 million negative impact from unlocking compared to an $18 million negative impact in the prior year period. The primary driver of the unlocking impact in both periods was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Other revenues increased $26 million or 10% to $292 million for the nine months ended September 30, 2014 compared to $266 million for the prior year period reflecting higher marketing support due to higher average separate account balances driven by positive market performance.
Net realized investment gains were $12 million for the nine months ended September 30, 2014 compared to net realized investment gains of $3 million for the prior year period. In the nine months ended September 30, 2014, net realized gains of $20 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $5 million which primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities. In the nine months ended September 30, 2014, there was a $2 million increase in the provision for loan losses on syndicated loans. In the nine months ended September 30, 2013, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $7 million partially offset by other-than-temporary impairments recognized in earnings of $4 million which primarily related to credit losses on non-agency residential mortgage backed securities.
Benefits and Expenses
Total benefits and expenses decreased $31 million or 1% for the nine months ended September 30, 2014 compared to the prior year period primarily due to a decrease in benefits, claims, losses and settlement expenses and interest credited to fixed accounts partially offset by an increase in amortization of DAC.
Benefits, claims, losses and settlement expenses decreased $89 million or 11% to $750 million for the nine months ended September 30, 2014 compared to $839 million for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2014 included a $6 million expense from unlocking, which included nil related to the market impact on variable annuity guaranteed benefits. The prior year period included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The unlocking impact for the nine months ended September 30, 2014 reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The unlocking impact for the prior year period reflected the impact of assumed interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes.

RIVERSOURCE LIFE INSURANCE COMPANY

•
A $48 million decrease in expenses from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, which included a $2 million expense related to the market impact on variable annuity guaranteed benefits. During the fourth quarter of 2013, the Company added Portfolio Stabilizer fund options for its in force variable annuities with living benefit guarantees.

•	A decrease in expense compared to the prior year period due to an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods.

•
A $21 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $248 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits.

•
A $221 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. The $221 million increase was the result of an unfavorable $1.9 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $1.7 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and no difference in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down in 2014 and up in 2013 resulting in an unfavorable change in the variable annuity guaranteed living benefits liability, partially offset by a favorable change in the related hedge assets.

•
Equity market and volatility impacts on the hedge assets resulted in a smaller increase in expense in 2014 compared to 2013. This benefit was partially offset by an unfavorable change in 2014 compared to 2013 from equity market and volatility impacts on the related variable annuity guaranteed living benefits liability.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Interest credited to fixed accounts decreased $71 million or 12% to $529 million for the nine months ended September 30, 2014 compared to $600 million for the prior year period driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $827 million or 6% to $12.8 billion for the nine months ended September 30, 2014 compared to the prior year period due to net outflows reflecting expected elevated surrenders on products sold through third parties where rates have been reset. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.1% for the nine months ended September 30, 2014 compared to 3.6% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Amortization of DAC increased $124 million to $226 million for the nine months ended September 30, 2014 compared to $102 million for the prior year period primarily reflecting the following items:

•
Amortization of DAC for the nine months ended September 30, 2014 included an $8 million expense from unlocking primarily driven by the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the prior year period included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed living benefits, primarily driven by the impact of assumed interest rates and changes in assumed policyholder behavior.

•
An $8 million expense related to the DAC offset to the benefit from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds.

•
The DAC offset to the market impact on variable annuity guaranteed living benefits (net of hedges and the related DSIC amortization) was a benefit of $2 million for the nine months ended September 30, 2014, compared to a benefit of $12 million in the prior year period.

Income Taxes
The Company’s effective tax rate was 14.0% for the nine months ended September 30, 2014, compared to 17.1% for the nine months ended September 30, 2013. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The decrease in the effective tax rate for the nine months ended September 30, 2014 compared to the prior year period was the result of an $18 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.

RIVERSOURCE LIFE INSURANCE COMPANY

In July 2014, the IRS issued a Large Business & International Directive (“Directive”) with respect to the hedging of variable annuity guaranteed minimum benefits. The Directive provides an elective safe harbor method of tax accounting for hedge gains and losses related to variable annuity guaranteed benefits. On October 8, 2014, the Company filed with the IRS an application for a change in accounting method, to conform, in part, to the Directive. If accepted by the IRS, the change in accounting method could have a material impact on the Company’s current and deferred income tax balances.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2015 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.5 billion and 4.7%, respectively, as of September 30, 2014. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.6 billion and had a weighted average yield of 4.1% as of September 30, 2014. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2014 was approximately 3.9%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on the Company’s spread income, it assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may reduce the crediting rates on its fixed products when warranted, subject to guaranteed minimums. In the first nine months of 2014, the Company continued the process of setting lower renewal interest rates for a portion of its fixed annuities that are above the guaranteed minimum interest rates, which helps relieve some of the spread compression caused by low rates. Approximately 98% of the five-year guarantee block totaling $4.1 billion has been re-priced as of September 30, 2014.

RIVERSOURCE LIFE INSURANCE COMPANY

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to contractholders as of September 30, 2014 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$0.3	$3.1	$0.4	$0.3	$0.1	$4.2
2% - 2.99%	0.5	0.1	—	—	—	0.6
3% - 3.99%	9.4	0.1	—	—	—	9.5
4% - 5.00%	5.6	—	—	—	—	5.6
Total	$15.8	$3.3	$0.4	$0.3	$0.1	$19.9

Percentage of Account Values That Reset In:
Next 12 months(1)	99%	95%	32%	54%	94%	97%
> 12 months to 24 months(2)	—	1	25	18	6	1
> 24 months(2)	1	4	43	28	—	2
Total	100%	100%	100%	100%	100%	100%

(1)	Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.

(2)	Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
In addition to the fixed rate exposures noted above, the Company also has the following variable annuity guarantee benefits: guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”). Each of these guaranteed benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying invested assets.
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
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. The Company assesses the residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, the Company uses a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.
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

RIVERSOURCE LIFE INSURANCE COMPANY

The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2014:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(82)	$—	$(82)
DAC and DSIC amortization(1) (2)	(99)	—	(99)
Variable annuity riders:
GMDB and GMIB(2)	(100)	—	(100)
GMWB	(229)	216	(13)
GMAB	(35)	32	(3)
DAC and DSIC amortization(3)	N/A	N/A	3
Total variable annuity riders	(364)	248	(113)
Macro hedge program(4)	—	4	4
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	14	(18)	(4)
Total	$(530)	$233	$(294)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(24)	$—	$(24)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	653	(722)	(69)
GMAB	24	(27)	(3)
DAC and DSIC amortization(3)	N/A	N/A	7
Total variable annuity riders	677	(749)	(65)
Macro hedge program(4)	—	—	—
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	45	—	45
Indexed universal life insurance	23	1	24
Total	$721	$(748)	$(20)

N/A	Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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

RIVERSOURCE LIFE INSURANCE COMPANY

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2014. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $120 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2014 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, fixed annuity and fixed insurance deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $1 billion.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both September 30, 2014 and December 31, 2013 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. At September 30, 2014 and December 31, 2013, the Company had borrowings of $150 million and $450 million, respectively, from the FHLB which is collateralized with commercial mortgage backed securities.
The outstanding balance under the lines of credit with Ameriprise Financial was nil and $150 million at September 30, 2014 and December 31, 2013, respectively. See Note 9 to the Consolidated Financial Statements for additional information on the lines of credit.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

RIVERSOURCE LIFE INSURANCE COMPANY

Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Cash dividends paid to Ameriprise Financial	$500	$675
Cash dividends received from RiverSource Life of NY	24	25
During the nine months ended September 30, 2014 and 2013, RiverSource Life Insurance Company made a cash contribution to RTA of $15 million and $30 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities are as follows:

	Actual Capital(a)		Regulatory Capital Requirement(b)
	September 30, 2014	December 31, 2013	December 31, 2013
		(in millions)
RiverSource Life Insurance Company	$3,412	$2,747	$591
RiverSource Life Insurance Co. of New York	297	251	49

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

RIVERSOURCE LIFE INSURANCE COMPANY

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

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2013 10-K.

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2014.

RIVERSOURCE LIFE INSURANCE COMPANY

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 3, 2014	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	November 3, 2014	By	/s/ Brian J. McGrane
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

10.1*
Copy of Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014.

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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Shareholder’s Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

______________________________________

*	Filed electronically herewith.

E-1