Form 10-K
period 2014-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2015-02-24
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2015
Common Stock (par value $30 per share)	100,000 shares
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
Annuities: Product Features and Risks
RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFSI. In 2014, cash sales for annuities sold through AFSI were $5.2 billion, of which $4.9 billion were for variable annuity sales and $300 million were for fixed annuity sales.
In the fourth quarter of 2010, RiverSource Life discontinued the sale of variable annuities through third party banks and broker-dealers in order to focus on the distribution of its variable product offerings and sales through AFSI. In 2014, RiverSource Life had total cash sales for fixed annuities through third party banks and broker-dealers of $15 million.
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
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. These underlying investment options may include affiliated RiverSource Variable Series Trust, Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I and Wanger Advisors Trust funds (collectively, “VST Funds”) as well as funds of other companies. Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% as of December 31, 2014.
Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions. Approximately 98% of RiverSource Life’s overall variable annuity assets include either an optional or a standard GMDB provision and approximately 58% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.
In 2012, RiverSource Life introduced the SecureSource 3® living benefit rider, an optional GMWB rider that can be added to new purchases of variable annuities for a fee. The SecureSource 3 benefit ensures a specified withdrawal amount annually for life. Clients who purchase this benefit are invested in one or more of four Portfolio Stabilizer (managed volatility) funds of funds that are designed to pursue total return while seeking to mitigate exposure to market volatility. This rider provides clients with the security of guaranteed lifetime income, an opportunity for a less volatile investment experience and an opportunity for guaranteed income growth. Clients purchasing a new variable annuity with the optional GMAB living benefit rider are also invested in one or more of four Portfolio Stabilizer funds of funds. Columbia Management Investment Advisers, LLC (“CMIA”), RiverSource Life’s investment manager, serves as investment advisor for the funds of funds and all of the underlying funds in which the funds of funds invest.
RiverSource Life’s Portfolio Navigator (traditional asset allocation) funds are available for new sales under its variable annuities, but as of April 2012, were no longer available for sale with a living benefit rider. Portfolio Navigator funds allow clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. Portfolio Navigator funds are designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals. Portfolio Navigator funds were designed to help a contract purchaser tailor the performance of annuities and life insurance policies to their specific needs and to keep investment allocations on track over time. CMIA serves as investment adviser for the funds of funds and all of the underlying funds in which the Portfolio Navigator funds of funds invest. RiverSource Life's Portfolio Stabilizer funds of funds offering is available for new sales of variable annuities sold without a living benefit rider.
In addition to SecureSource 3, RiverSource Life has continued to expand its overall product mix to include new guaranteed income solutions and income management tools. RiverSource Life introduced its Income Guide service late in 2014 to aid clients in managing income through an adaptive withdrawal strategy. The service is available in the current suite of variable annuities where a living benefit rider has not been elected. RiverSource Life also enhanced its annuitization options and immediate annuity products to provide increased flexibility by allowing for greater liquidity once payments commence. These new income options can assist clients by providing a guaranteed income stream while at the same time allowing some access to the underlying value of remaining payments which can aid when unexpected expenses arise during retirement.
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

•	A 5% accumulation death benefit. This rider, in effect, adds a 5% accumulation death benefit floor to the return of purchase payment death benefit.

•	An enhanced death benefit. This rider, in effect, adds the maximum anniversary value death benefit to the 5% accumulation death benefit.

•	Benefit protector and benefit protector plus death benefits. These riders are intended to provide an additional benefit to help offset expenses after the contractholder’s death.
Variable annuity contractholders can purchase a GMWB for an additional charge. The GMWB allows guaranteed periodic withdrawals for the life of the contractholder, regardless of the investment performance of the contract.
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

The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefits RiverSource Life offers (see “General and Separate Account Assets - General Account” below). As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline. The persistent low interest rate environment has also had a negative effect, resulting in an increase in RiverSource Life's guaranteed benefit reserves in the current period.
Fixed Annuities
RiverSource Life’s fixed annuity products provide a contractholder with cash value that increases by a fixed or indexed interest rate. RiverSource Life periodically resets rates at its discretion subject to certain policy terms establishing guaranteed minimum interest crediting rates. RiverSource Life’s earnings from fixed annuities are based upon the spread between rates earned on assets purchased with fixed annuity deposits and the rates at which interest is credited to its fixed annuity contracts.
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
The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% as of December 31, 2014. New contracts issued provide guaranteed minimum interest rates in compliance with state laws.
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
RiverSource Life’s sales of individual life insurance in 2014, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 75% fixed universal life, 22% variable universal life and 3% traditional life. RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is utilized by RiverSource Life to mitigate this risk.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include affiliated VST Funds as well as funds of other companies. Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% as of December 31, 2014. RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges. RiverSource Life’s Portfolio Navigator funds, as described in “Annuities: Product Features and Risks - Variable Annuities” is also available under its variable universal life insurance products. RiverSource Life's Portfolio Stabilizer funds of funds offering is available for new sales of variable universal life insurance products.
Fixed Universal Life Insurance and Traditional Whole Life Insurance
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates. Fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% as of December 31, 2014. Approximately 11% of the face amount of RiverSource Life’s in force life insurance is fixed universal life, which includes indexed universal life (“IUL”), as described below. Certain fixed universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. Approximately 31% of in force fixed universal life contains a secondary guarantee that generates an additional liability.
In 2009, RiverSource Life discontinued new sales of traditional whole life insurance, however RiverSource Life continues to service existing policies. RiverSource Life’s in force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.
In 2011, RiverSource Life introduced IUL which provides lifetime insurance protection and efficient asset growth through index-linked interest crediting, without the impact of negative market returns. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest. In addition, as with universal life insurance, there is a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500 Index® (subject to a cap and floor). The policyholder may allocate all or a portion of the policy value to a fixed or indexed account. In 2014, RiverSource Life expanded its IUL offerings by adding a new multi-indexed universal life insurance product. This new IUL product includes an S&P 500 Index account option and a blended multi-index account comprised of the S&P 500 Index, the MSCI EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The product includes minimum guarantees and index linked interest crediting, subject to caps and floors.
In 2013, RiverSource Life introduced TrioSourceSM universal life insurance with long term care benefits. The base feature of TrioSource is a fixed universal life insurance policy that provides a guaranteed death benefit and a guaranteed return of premium (“ROP”). ROP is 90% of the premium in years one and two and 100% of the premium in years three and later and is net of any partial surrenders, outstanding policy loans or long term care benefits paid. The Accelerated Benefit Rider (“ABR”) for Long-Term Care allows for the acceleration of the death benefit to pay for covered long term care expenses. In addition, clients may purchase an optional rider which extends benefits for a specified time period after ABR benefits have been exhausted. Any long term care benefit paid reduces the death benefit, cash value and ROP. Additional riders, including an inflation protection option, are available for an additional charge.

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
Long Term Care Insurance
As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance. RiverSource Life has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retained the remaining risk. For policies issued by RiverSource Life of NY, this coinsurance only applies to policies issued in 1996 or later.
In 2004, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of nursing home-only indemnity LTC insurance policies. Implementation of these rate increases began in early 2005 and continues. Approvals have been received for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 97.4% of premium on all such policies where an increase was requested.
In 2007, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of comprehensive reimbursement LTC insurance policies. Implementation of these rate increases began in late 2007 and continues. Approvals have been received for some or all requested increases in 48 states, with an average approved cumulative rate increase of 34.9% of premium on all such policies where an increase was requested.
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
Generally, the separate accounts consist of a number of subaccounts, each of which invests in shares of a particular fund. Contractholders and policyholders can allocate their payments among these separate subaccounts. The underlying funds are managed both by affiliated and unaffiliated third party money managers. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of the subaccounts fluctuates with the investment return of the underlying funds in which the subaccounts invest.
RiverSource Life earns fee-based revenue in the form of mortality and expense risk fees, fees charged for optional features elected by the contractholder and any surrender or withdrawal charges.

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
Regulation
The Minnesota Department of Commerce regulates RiverSource Life Insurance Company and the New York State Department of Financial Services regulates RiverSource Life of NY.
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
Virtually all states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer's insolvency. See Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
Because RiverSource Life issues variable annuity and life insurance products required to be registered under federal and state securities laws, many aspects of its business are subject to extensive regulation and examination by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, commonly referred to as FINRA, and other federal and state regulatory bodies.
Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices (including sales to older consumers), claims handling, and unclaimed property and escheatment practices and procedures. In addition, federal securities regulators have recently increased their focus on the adequacy of disclosure regarding complex investment products, including variable annuities and life insurance, and have announced that they will continue to review actions by life insurers to improve profitability and reduce risks under in force annuity and insurance products with guaranteed benefits. In reviewing such actions, regulators examine, among other factors, potential conflicts between an insurer’s financial interests and the interests of the contract owners, as well as perceived inconsistencies between an insurer’s actions and the expectations of investors at the time a product was sold.

The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. RiverSource Life monitors the FIO’s activity to identify and assess emerging regulatory priorities with potential application to its business.
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
At December 31, 2014, RiverSource Life Insurance Company’s company action level RBC was $595 million, and the corresponding total adjusted capital was $3.6 billion, which represents 607% of company action level RBC.
At December 31, 2014, RiverSource Life of NY’s company action level RBC was $59 million, and the corresponding total adjusted capital was $312 million, which represents 533% of company action level RBC.
As described above, RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level.
As part of its Solvency Modernization Initiatives in 2010, the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act.  The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance and require the annual filing of an Enterprise Risk Management Report.  The ORSA Model Act requires that an insurer create and file, annually, its Own Risk Solvency Assessment, which is a complete self-assessment of its risk management functions and capital adequacy.  These laws have now been enacted by the domiciliary states of RiverSource Life: Minnesota and New York.  The reports will be completed and filed as required by the laws and regulations of those states.
A significant portion of RiverSource Life’s annuity product sales are included in qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of RiverSource Life’s business falls within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts.
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
However, for IUL policies issued after September 1, 2013 and variable universal life (“VUL”) policies issued after January 1, 2014, RiverSource Life generally reinsures 50% of the death benefit liability. Similarly, RiverSource Life reinsures 50% of the death benefit and morbidity liabilities related to the TrioSource universal life product launched in 2013.
The maximum amount of life insurance risk RiverSource Life will retain is $10 million on a single life and $10 million on any flexible premium survivorship life policy; however, reinsurance agreements are in place such that retaining more than $1.5 million of insurance risk on a single life or a flexible premium survivorship life policy is very unusual. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.
For existing LTC policies, RiverSource Life ceded 50% of the risk on a coinsurance basis to Genworth and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. As of December 31, 2014, RiverSource Life’s credit exposure to Genworth under this reinsurance arrangement was approximately $1.8 billion. Genworth also serves as claims administrator for RiverSource Life’s LTC policies.
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
RiverSource Life also has life insurance and fixed annuity risk previously assumed under reinsurance arrangements with unaffiliated insurance companies. As of December 31, 2014, the liability related to assumed reinsurance arrangements was $575 million.
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
The offerings available to Ameriprise Financial’s advisor network include not only annuity and insurance products issued by RiverSource Life, but also annuities issued by a limited number of unaffiliated insurance companies. As a result of this and further openings of Ameriprise Financial’s advisor network to annuity and insurance products of other companies, RiverSource Life could experience lower sales of its products, higher surrenders or other developments, which could adversely affect its financial condition and results of operations.
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
Third party defaults, bankruptcy filings, legal actions and other events may limit the value of or restrict RiverSource Life’s access to cash and investments.
Capital and credit market volatility can exacerbate, and has exacerbated, the risk of third party defaults, bankruptcy filings, foreclosures, legal actions and other events that may limit the value of or restrict RiverSource Life’s access to cash and investments.
Defaults in RiverSource Life’s fixed maturity securities portfolio could adversely affect its earnings.
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2014, 7% of RiverSource Life’s invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.
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
During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of RiverSource Life’s securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unexpected credit and equity market conditions could materially impact the valuation of securities as reported within RiverSource Life’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on RiverSource Life’s financial condition or results of operations.
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 21% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2014. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds.
RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years, plus the repercussions of a heightened regulatory environment, have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments. For more information regarding assessments from guaranty fund associations, see Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals. As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance. RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting its present LTC insurance offerings to policies underwritten fully by unaffiliated third party insurers and also RiverSource Life has implemented rate increases on certain in force policies as described in Item 1 of this Annual Report on Form 10-K - “Business - Insurance: Product Features and Risks - Long Term Care Insurance.” RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.
RiverSource Life may face losses if there are significant deviations from its assumptions regarding the future persistency of its insurance policies and annuity contracts.
The prices and expected future profitability of RiverSource Life’s insurance and deferred annuity products are based in part upon assumptions related to persistency, which is the probability that a policy or contract will remain in force from one period to the next. Economic and market dislocations may occur and future consumer persistency behaviors could vary materially from the past. The effect of persistency on profitability varies for different products. For most of its life insurance and deferred annuity products, actual persistency that is lower than its persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract, primarily because RiverSource Life would be required to accelerate the amortization of expenses it deferred in connection with the acquisition of the policy or contract.

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
DAC represent the portion of costs which are incremental and direct to the acquisition of new or renewal business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and DI products. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.
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
The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects of RiverSource Life and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, technological, cybersecurity, or other security breaches resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of employees, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage RiverSource Life’s reputation among existing and potential clients, employees and distributors. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
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
RiverSource Life’s operational systems and networks have been, and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third party technology systems and networks to process, transmit and store information including sensitive client and proprietary information, and to conduct business activities and transactions with clients, distributors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of RiverSource Life’s business operations, including the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these systems and networks, however, RiverSource Life and its affiliates routinely encounter and address such threats. For example, in 2014, RiverSource Life and its affiliates and other financial institutions experienced distributed denial of service attacks intended to disrupt RiverSource Life’s clients’ online access. While RiverSource Life was able to detect and respond to these incidents without loss of client assets or information, RiverSource Life has since implemented additional security capabilities and will continue to assess its ability to monitor and respond to such threats. In addition to the foregoing, RiverSource Life’s experiences with cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins and unauthorized payment requests. Any such breaches or interference by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, financial condition or results of operations.
RiverSource Life and its affiliates are subject to international, federal and state regulations, and, in some cases contractual obligations, that require it to establish and maintain policies and procedures designed to protect sensitive client, employee, contractor and vendor information. RiverSource Life and its affiliates have implemented and maintain security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee error or malfeasance. RiverSource Life and its affiliates also contractually require third party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with or process information pertaining to RiverSource Life’s business or its clients to meet certain information security standards. Changes in RiverSource Life’s client base or technology platforms changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality may also require corresponding changes in its systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the security measures RiverSource Life and its affiliates currently maintain.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity and technology risks, RiverSource Life cannot assure that the systems and networks of RiverSource Life and its affiliates will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third party liability and first party liability coverages, this insurance may not be sufficient to protect it against all losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, financial condition, or results of operations. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. RiverSource Life could also suffer harm to its business and reputation if attempted security breaches are publicized. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with its products and services.
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
Moreover, RiverSource Life is subject to the risks of errors and misconduct by its employees and AFSI’s advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm RiverSource Life’s business, financial condition or results of operations. RiverSource Life is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third party vendors of products and services that are used in its businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life’s risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to RiverSource Life in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.

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
RiverSource Life is, and in the future may be, subject to legal and regulatory actions in the ordinary course of its operations. Actions brought against RiverSource Life may result in awards, settlements, penalties, injunctions or other adverse results, including reputational damage. In addition, RiverSource Life may incur significant expenses in connection with its defense against such actions regardless of their outcome. Various regulatory and governmental bodies have the authority to review RiverSource Life’s products and business practices and those of its employees and agents and its affiliates’ employees and agents and to bring regulatory or other legal actions against RiverSource Life if, in their view, RiverSource Life’s practices, or those of its employees and agents and its affiliates’ employees and agents, are improper. Pending legal and regulatory actions include proceedings relating to aspects of RiverSource Life’s business and operations that are specific to it and proceedings that are typical of the industries in which it operates. In or as a result of turbulent times, the volume of claims and amount of damages sought in litigation and regulatory proceedings generally increase.
RiverSource Life’s business is regulated heavily, and changes to the laws and regulations may have an adverse effect on RiverSource Life’s operations, reputation and financial condition.
RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of this Annual Report on Form 10-K - “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Any enforcement actions, investigations or other proceedings brought against RiverSource Life or its subsidiaries, directors, employees and affiliated employees and agents by its regulators may result in fines, injunctions or other disciplinary actions that could harm RiverSource Life’s reputation or impact its results of operations. Further, any changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its financial condition and operations. Such changes may impact the operations and profitability of RiverSource Life, including with respect to the scope of products and services provided and the incurrence of additional costs of doing business. Ongoing changes to regulation and oversight of the insurance industry may produce results, the full impact of which cannot be immediately ascertained. Any incremental requirements, costs and risks imposed on RiverSource Life in connection with such current or future legislative or regulatory changes, may constrain its ability to market its products to potential customers, and could negatively impact its profitability and make it more difficult for RiverSource Life to pursue its growth strategy.

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
The Department of Labor continues to pursue regulations seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in 401(k) plans and IRAs. These regulations are expected to focus on conflicts of interest related to recommendations made by financial advisors to clients holding qualified accounts and also on how financial advisors are able to solicit IRA rollovers.  Qualified accounts, specifically IRAs, make up a significant portion of RiverSource Life’s annuity product sales. These proposed regulations will again be subject to a public comment period upon their release. RiverSource Life cannot predict whether or when the regulations may be finalized or how any final regulations may differ from the previously proposed regulations.  If the regulations were to be issued with provisions substantially similar to those of previous drafts, they could impact how RiverSource Life compensates the financial advisors who sell its annuity products, which could negatively impact its results of operations.
RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life's financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method when adopted by 42 jurisdictions that account for at least 75% of U.S. insurance premiums combined. To date, 20 states have adopted the valuation manual. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator or future initiatives of the FIO with the Department of the Treasury, may have on RiverSource Life or its competitors. For additional discussion on the role and activities of the FIO, see Item 1 of this Annual Report on Form 10-K — "Regulation".
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
The Dodd-Frank Act enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of other provisions remain subject to additional studies and will not be known until regulatory agencies adopt final rules. The full impact of the Dodd-Frank Act on RiverSource Life, the financial industry and the economy cannot be known until the rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.
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

In recent years, other national and international authorities have also proposed measures intended to increase the intensity of regulation of financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. These measures have included enhanced risk-based capital requirements, leverage limits, liquidity and transparency requirements, single counterparty exposure limits, governance requirements for risk management, stress-test requirements, debt-to-equity limits for certain companies, early remediation procedures, resolution and recovery planning and guidance for maintaining appropriate risk culture.
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
RiverSource Life also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon or constitute misappropriation of such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by RiverSource Life’s products, methods, processes or services or could otherwise limit its ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against RiverSource Life. RiverSource Life may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If RiverSource Life were found to have infringed or misappropriated a third party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances, could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on RiverSource Life’s business, financial condition and results of operations.
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
RiverSource Life prepares financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC, and other regulators may change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in the restating of prior period financial statements. These changes are difficult to predict and could impose additional governance, internal control and disclosure demands. It is possible that such changes could have a material adverse effect on RiverSource Life’s financial condition and results of operations.
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
The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements,” “Item 1A - Risk Factors” and the Consolidated Financial Statements and Notes. The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Management’s narrative analysis is presented pursuant to General Instructions I(2) (a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. The fair value of the Company’s Available-for-Sale securities at December 31, 2014 was primarily obtained from third party pricing sources. The Company records unrealized securities gains (losses) in accumulated other comprehensive income (“AOCI”), net of impacts to deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes. The Company recognizes gains and losses on a trade date basis in results of operations upon disposition of the securities.
When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not the Company will be required to sell the security before its anticipated recovery. If either of these conditions existed, an other-than-temporary impairment is considered to have occurred and the Company must recognize an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, unearned revenue, benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income, if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.
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
For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be monitored by management until management determines there is no current risk of an other-than-temporary impairment.
Deferred Acquisition Costs and Deferred Sales Inducement Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial, advisors and employees and third party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred.
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
For traditional life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities. For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in the Consolidated Statements of Income. The assumptions for LTC insurance products are management's best estimate from previous loss recognition thus no longer provide for adverse deviations in experience.
For annuity, life, DI and LTC insurance products, key assumptions underlying these long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates, variable annuity benefit utilization rates and the rates at which contractholders and policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance businesses during the DAC amortization period.
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

A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC and DSIC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near- and long-term fixed income returns by 100 basis points	$(57)

Decrease in future near-term equity fund growth returns by 100 basis points	$(39)
Decrease in future long-term equity fund growth returns by 100 basis points	(31)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(70)

(1)	An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
Management monitors other principal DAC and DSIC amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC and DSIC balances.
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
The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions. When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”)benefits. In addition, the Company offers contracts with guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.
In determining the liabilities for GMDB, GGU, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The amounts in the table above in “Deferred Acquisition Costs and Deferred Sales Inducement Costs” include the estimated impact to benefits and claims expense related to variable annuity guarantees resulting from a decrease of 100 basis points in various rate assumptions.
The GMDB and GGU liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated life based on expected assessments.

The liability for the life contingent benefits associated with GMWB provisions is determined by estimating the expected value of benefits that are contingent upon survival after the account value is equal to zero and recognizing the benefits over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
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
Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 3.12% to 9.38% at December 31, 2014, depending on year of issue, with an average rate of approximately 4.66%.
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
The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 10 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. Present values are calculated at interest rates established when claims are incurred. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience. Interest rates used with DI claims ranged from 3% to 8% at December 31, 2014, with an average rate of 4.5%. Interest rates used with LTC claims ranged from 4% to 6% at December 31, 2014, with an average rate of 4%.
Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 3.25% to 10% at December 31, 2014, depending on policy form, issue year and policy duration. Anticipated interest rates for DI policies ranged from 4% to 7.5% at December 31, 2014, depending on policy form, issue year and policy duration. Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 6.25% to 9.4% at December 31, 2014.
For term life, whole life, DI and LTC polices, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests annually in the third quarter of each year using best estimate assumptions without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions are locked in and used in subsequent valuations.
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
For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in AOCI is reclassified to earnings over the period that the hedged item impacts earnings. For any hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.
For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2 and Note 17 to the Consolidated Financial Statements.
Reinsurance
The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, LTC and DI ceded on a coinsurance basis, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of policy and contract charges. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset or liability and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure the Company’s ability to realize its deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 19 to the Consolidated Financial Statements for additional information on the Company's valuation allowance.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.

Consolidated Results of Operations for the Years Ended December 31, 2014 and 2013
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,
	2014	2013	Change
		(in millions)
Revenues
Premiums	$423	$430	$(7)	(2)%
Net investment income	1,294	1,411	(117)	(8)
Policy and contract charges	1,821	1,725	96	6
Other revenues	390	359	31	9
Net realized investment gains	38	3	35	NM
Total revenues	3,966	3,928	38	1
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,046	1,172	(126)	(11)
Interest credited to fixed accounts	713	806	(93)	(12)
Amortization of deferred acquisition costs	293	141	152	NM
Other insurance and operating expenses	740	746	(6)	(1)
Total benefits and expenses	2,792	2,865	(73)	(3)
Pretax income	1,174	1,063	111	10
Income tax provision	209	221	(12)	(5)
Net income	$965	$842	$123	15%
NM  Not Meaningful.
Overview
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions, relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions and the impact is reflected as part of its annual review of insurance and annuity valuation assumptions and modeling changes (“unlocking”). The unlocking impact for the year ended December 31, 2014 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The unlocking impact in the prior year primarily reflected the impact of assumed interest rates and changes in assumed policyholder behavior.
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking for the years ended December 31:

Pretax Increase (Decrease)	2014	2013
	(in millions)
Policy and contract charges	$(29)	$(18)

Benefits, claims, losses and settlement expenses	6	(5)
Amortization of DAC	8	(79)
Total benefits and expenses	14	(84)
Total(1)	$(43)	$66

(1)	Includes a $17 million net benefit related to the market impact on variable annuity guaranteed benefits for the year ended December 31, 2013.
Net income increased $123 million or 15% to $965 million for the year ended December 31, 2014 compared to $842 million for the prior year. Pretax income increased $111 million or 10% to $1.2 billion for the year ended December 31, 2014 compared to $1.1 billion for the prior year primarily reflecting the impact of market appreciation and the market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) partially offset by a $109 million decrease from unlocking and the negative impact from spread compression in the Company’s fixed insurance and the fixed portion of variable annuities and variable insurance contracts. The market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $84 million for the year ended December 31, 2014 compared to an expense of $155 million for the year ended December 31, 2013 which included a $17 million benefit associated with unlocking.

The Company’s variable annuity account balances increased 2% to $77.0 billion at December 31, 2014 compared to the prior year due to market appreciation, partially offset by net outflows of $1.7 billion. The Company’s fixed annuity account balances declined 8% to $12.1 billion at December 31, 2014 compared to the prior year reflecting elevated surrenders on products sold through third parties where crediting rates have reset lower. The change in crediting rates decreased the level of spread compression for the year ended December 31, 2014. All of the five-year guarantee block totaling $4.1 billion has been re-priced as of December 31, 2014.
Revenues
Total revenues increased $38 million or 1% to $4.0 billion for the year ended December 31, 2014 compared to $3.9 billion for the prior year.
Net investment income decreased $117 million or 8% to $1.3 billion for the year ended December 31, 2014 compared to $1.4 billion for the prior year reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges increased $96 million or 6% to $1.8 billion for the year ended December 31, 2014 compared to $1.7 billion for the prior year. The increase is primarily due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date as well as higher average fee rates. Also, the increase reflects higher separate account fees driven by higher average separate account balances due to positive market performance. Policy and contract charges for the year ended December 31, 2014 included a $29 million negative impact from unlocking compared to an $18 million negative impact in the prior year. The primary driver of the unlocking impact in both years was lower projected gains on reinsurance contracts resulting from favorable mortality experience.
Other revenues increased $31 million or 9% to $390 million for the year ended December 31, 2014 compared to $359 million for the prior year reflecting higher marketing support due to higher average separate account balances driven by positive market performance.
Net realized investment gains were $38 million for the year ended December 31, 2014 compared to $3 million for the prior year. For the year ended December 31, 2014, net realized gains of $45 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $5 million which primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities. For the year ended December 31, 2014, there was a $2 million increase in the provision for loan losses on syndicated loans. For the year ended December 31, 2013, net realized gains of $11 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $6 million which primarily related to credit losses on non-agency residential mortgage backed securities.
Benefits and Expenses
Total benefits and expenses decreased $73 million or 3% to $2.8 billion for the year ended December 31, 2014 compared to $2.9 billion for the prior year primarily due to a decrease in benefits, claims, losses and settlement expenses and interest credited to fixed accounts partially offset by an increase in amortization of DAC.
Benefits, claims, losses and settlement expenses decreased $126 million, or 11% compared to the prior year primarily reflecting the following items:

•
The year ended December 31, 2014 included a $6 million expense from unlocking. The prior year included a $5 million benefit from unlocking, which included a $22 million benefit related to the market impact on variable annuity guaranteed benefits. The market impact on variable annuity guaranteed benefits is discussed below. The unlocking impact for the year ended December 31, 2014 reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The unlocking impact for the prior year reflected the impact of assumed interest rates and changes in assumed policyholder behavior, partially offset by the impact of variable annuity model changes.

•
A $21 million decrease in expenses compared to the prior year from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds. During the fourth quarter of 2013, the Company added Portfolio Stabilizer fund options for its in force variable annuities with living benefit guarantees.

•	A decrease in expense compared to the prior year due to an $8 million increase in disability income reserves in the second quarter of 2013 related to prior periods.

•
A $26 million increase in expenses related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
A $404 million decrease in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. In 2014, the favorable impact of the nonperformance credit spread was $146 million primarily driven by an increase in the embedded derivative liability. In 2013, the unfavorable impact of the nonperformance credit spread was $258 million primarily driven by a decrease in the embedded derivative liability.

•
A $310 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $2.9 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $2.6 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $1 million DSIC offset. The main market drivers contributing to these changes are summarized below:

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

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year.

Interest credited to fixed accounts decreased $93 million or 12% to $713 million for the year ended December 31, 2014 compared to $806 million for the prior year driven by lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $884 million or 7% to $12.7 billion for the year ended December 31, 2014 compared to the prior year due to net outflows reflecting elevated surrenders on products sold through third parties where rates have reset lower. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the year ended December 31, 2014 compared to 3.6% for the prior year reflecting the re-pricing of the five-year guarantee block.
Amortization of DAC increased $152 million to $293 million for the year ended December 31, 2014 compared to $141 million for the prior year primarily reflecting the following items:

•
Amortization of DAC for the year ended December 31, 2014 included an $8 million expense from unlocking primarily driven by the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. Amortization of DAC for the prior year included a $79 million benefit from unlocking, which included a $5 million expense related to the DAC offset to the market impact on variable annuity guaranteed benefits, primarily driven by the impact of assumed interest rates and changes in assumed policyholder behavior.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $8 million for the year ended December 31, 2014 compared to a benefit of $31 million for the prior year.

•
The impact on DAC from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $21 million for the year ended December 31, 2014 compared to a benefit of $26 million for the prior year. Equity market returns were favorable in both periods but less favorable in 2014 versus the prior year. Bond fund returns were favorable in 2014 and unfavorable in the prior year.

•	A $7 million expense related to an actuarial model correction in life insurance in the fourth quarter of 2014 primarily related to prior periods.
Income Taxes
The Company’s effective tax rate was 17.8% for the year ended December 31, 2014 compared to 20.8% for the prior year. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The decrease in the effective tax rate for the year ended December 31, 2014 compared to the prior year was the result of an $18 million benefit in 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
In December 2014, the Company received IRS approval for a change in accounting method related to variable annuity hedging. Accordingly, the Company began using the approved method of accounting in the fourth quarter. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2014. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $157 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2014 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, deposits, premiums and proceeds from sales of investments as well as capital contributions from Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $1.0 billion.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both December 31, 2014 and 2013 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2014 and 2013, the Company had borrowings of $150 million and $450 million, respectively, from the FHLB which is collateralized with commercial mortgage backed securities.
The outstanding balance under the lines of credit with Ameriprise Financial was nil and $150 million at December 31, 2014 and 2013, respectively. See Note 11 to the Consolidated Financial Statements for additional information on the lines of credit.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Cash dividends paid to Ameriprise Financial	$900	$800	$865
Cash dividends received from RiverSource Life of NY	24	25	50
Cash dividend received from RTA	30	—	—
For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds. See Note 15 to the Consolidated Financial Statements for additional information.

During the years ended December 31, 2014, 2013 and 2012, RiverSource Life Insurance Company made cash contributions to RTA of $15 million, $30 million and $53 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital(a)		Regulatory Capital Requirement(b)
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in millions)
RiverSource Life Insurance Company	$3,614	$2,747	$595	$591
RiverSource Life Insurance Co. of New York	312	251	59	49

(a)
Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(b)	Regulatory capital requirement is based on the statutory risk-based capital filing.
Contractual Commitments
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2014 were as follows:

	Total	2015	2016-2017	2018-2019	2020 and Thereafter
	(in millions)
Insurance and annuities(1)	$40,447	$3,570	$5,080	$4,284	$27,513
Deferred premium options(2)	1,718	373	565	395	385
Affordable housing partnerships(3)	124	70	47	2	5
Total	$42,289	$4,013	$5,692	$4,681	$27,903

(1)
These scheduled payments are represented by reserves of approximately $29.6 billion at December 31, 2014 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)
The fair value of these commitments included on the Consolidated Balance Sheets was $1.7 billion as of December 31, 2014. See Note 17 to the Consolidated Financial Statements for more information about deferred premium options.

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

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $534 million at December 31, 2014.
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
The Company’s owned investment securities are primarily invested in long-term and intermediate-term fixed maturity securities to earn a competitive rate of return on investments while managing risk. Investments in fixed maturity securities are designed to provide the Company with a targeted margin between the yield earned on investments and the interest rate credited to clients’ accounts. The Company does not trade in securities to generate short-term profits for its own account.

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

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2014:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(83)	$—	$(83)
DAC and DSIC amortization(1) (2)	(100)	—	(100)
Variable annuity riders:
GMDB and GMIB(2)	(103)	—	(103)
GMWB	(239)	236	(3)
GMAB	(36)	34	(2)
DAC and DSIC amortization(3)	N/A	N/A	8
Total variable annuity riders	(378)	270	(100)
Macro hedge program(4)	—	3	3
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	18	(22)	(4)
Total	$(542)	$250	$(284)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(24)	$—	$(24)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	826	(898)	(72)
GMAB	28	(30)	(2)
DAC and DSIC amortization(3)	N/A	N/A	14
Total variable annuity riders	854	(928)	(60)
Macro hedge program(4)	—	—	—
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	49	—	49
Indexed universal life insurance	34	1	35
Total	$913	$(927)	$—

N/A	Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. At December 31, 2014, the value of these assets was $79.2 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities at December 31, 2014 was $77.0 billion. These contract values include GMWB and GMAB contracts which were $40.5 billion and $4.2 billion, respectively, at December 31, 2014. At December 31, 2014, reserves for GMWB were liabilities of $693 million and reserves for GMAB were assets of $41 million. The assets were reflected as contra liabilities in policyholder account balances, futures policy benefits and claims. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2014, the reserve for the other variable annuity guaranteed benefits, GMDB and GMIB, was $16 million.
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
The core derivative instruments with which the Company hedges the equity price risk of its GMWB and GMAB provisions are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps. See Note 17 to the Consolidated Financial Statements for further information on the Company’s derivative instruments.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company's liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.8 billion in policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets at December 31, 2014, $23.7 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2016 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.1 billion and 4.5%, respectively, as of December 31, 2014. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.5 billion and had a weighted average yield of 4.1% as of December 31, 2014. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2014 was approximately 3.9%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability guaranteed minimum interest rates, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on the Company’s spread income, it assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may reduce the crediting rates on its fixed products when warranted, subject to guaranteed minimums. In 2014, the Company completed the process of setting lower renewal interest rates for a portion of its fixed annuities that were above the guaranteed minimum interest rates, which helped relieve some of the spread compression caused by low rates. All of the five-year guarantee block totaling $4.1 billion has been re-priced as of December 31, 2014.

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2014 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps Above Guaranteed Minimum	50-99 bps Above Guaranteed Minimum	100-150 bps Above Guaranteed Minimum	Greater than 150 bps Above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$0.3	$3.1	$0.4	$0.2	$0.1	$4.1
2% - 2.99%	0.5	—	—	—	—	0.5
3% - 3.99%	9.3	0.1	—	—	—	9.4
4% - 5.00%	5.6	—	—	—	—	5.6
Total	$15.7	$3.2	$0.4	$0.2	$0.1	$19.6

Percentage of Account Values That Reset In:
Next 12 months (1)	99%	96%	34%	42%	93%	97%
> 12 months to 24 months (2)	—	1	28	25	7	1
> 24 months (2)	1	3	38	33	—	2
Total	100%	100%	100%	100%	100%	100%

(1)	Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.

(2)	Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index®. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2014, the Company had $29 million in liabilities related to equity indexed annuities. The Company discontinued new sales of equity indexed annuities in 2007.
Equity Price Risk - Equity Indexed Annuities
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk - Equity Indexed Annuities
Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2014.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). The Company offers an S&P 500 Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. At December 31, 2014, the Company had $475 million in liabilities related to the index accounts of IUL, with the vast majority in the S&P 500 Index account option.

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
The counterparty risk for centrally cleared over-the-counter derivatives is transferred to a central clearing party through contract novation. Because the central clearing party monitors open positions and adjusts collateral requirements daily, the Company has minimal credit exposure from such derivative instruments.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2014, the Company’s largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.
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

•
risks of default, capacity constraint or repricing by issuers or guarantors of investments the Company owns or by counterparties to hedge derivative, insurance or reinsurance arrangements, experience deviations from the Company’s assumptions regarding such risks, the evaluations or the prospect of changes in evaluations of any such third parties published by rating agencies or other analysts and the reactions of other market participants or the Company’s regulators, distribution partners or customers in response to any such evaluation or prospect of changes in evaluation;

•
 experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates assumed in the Company's loss recognition testing of its long term care business;

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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2014 10-K.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of RiverSource Life Insurance Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of RiverSource Life Insurance Company and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 24, 2015

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2014, $21,354; 2013, $22,902)	$23,243	$24,387
Common stocks, at fair value (cost: 2014 and 2013, $2)	7	6
Mortgage loans, at amortized cost (less allowance for loan losses: 2014, $23; 2013, $24)	3,298	3,326
Policy loans	805	773
Other investments	987	915
Total investments	28,340	29,407
Cash and cash equivalents	307	344
Reinsurance recoverables	2,268	2,177
Other receivables	206	195
Accrued investment income	255	275
Deferred acquisition costs	2,576	2,633
Other assets	5,006	4,357
Separate account assets	79,178	77,616
Total assets	$118,136	$117,004

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,805	$29,149
Short-term borrowings	200	500
Line of credit with Ameriprise Financial, Inc.	—	150
Other liabilities	4,650	5,431
Separate account liabilities	79,178	77,616
Total liabilities	113,833	112,846

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,464	2,463
Retained earnings	1,107	1,042
Accumulated other comprehensive income, net of tax	729	650
Total shareholder’s equity	4,303	4,158
Total liabilities and shareholder’s equity	$118,136	$117,004
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Revenues
Premiums	$423	$430	$442
Net investment income	1,294	1,411	1,480
Policy and contract charges	1,821	1,725	1,593
Other revenues	390	359	329
Net realized investment gains (losses)	38	3	(3)
Total revenues	3,966	3,928	3,841
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,046	1,172	1,216
Interest credited to fixed accounts	713	806	831
Amortization of deferred acquisition costs	293	141	225
Other insurance and operating expenses	740	746	755
Total benefits and expenses	2,792	2,865	3,027
Pretax income	1,174	1,063	814
Income tax provision	209	221	164
Net income	$965	$842	$650

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(6)	$(11)	$(12)
Portion of loss recognized in other comprehensive income (loss) (before taxes)	1	5	(5)
Net impairment losses recognized in net realized investment gains (losses)	$(5)	$(6)	$(17)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net income	$965	$842	$650
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	289	(904)	451
Reclassification of net securities (gains) losses included in net income	(26)	(3)	1
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(189)	319	(154)
Total net unrealized gains (losses) on securities	74	(588)	298
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	5	4	5
Total net unrealized losses on derivatives	5	4	5
Total other comprehensive income (loss), net of tax	79	(584)	303
Total comprehensive income	$1,044	$258	$953
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2012	$3	$2,461	$1,215	$931	$4,610
Comprehensive income:
Net income	—	—	650	—	650
Other comprehensive income, net of tax	—	—	—	303	303
Total comprehensive income					953
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(865)	—	(865)
Balances at December 31, 2012	3	2,462	1,000	1,234	4,699

Comprehensive income:
Net income	—	—	842	—	842
Other comprehensive loss, net of tax	—	—	—	(584)	(584)
Total comprehensive income					258
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2013	3	2,463	1,042	650	4,158

Comprehensive income:
Net income	—	—	965	—	965
Other comprehensive income, net of tax	—	—	—	79	79
Total comprehensive income					1,044
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(900)	—	(900)
Balances at December 31, 2014	$3	$2,464	$1,107	$729	$4,303
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Cash Flows from Operating Activities
Net income	$965	$842	$650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	8	(20)	(16)
Deferred income tax expense (benefit)	209	(76)	(40)
Contractholder and policyholder charges, non-cash	(329)	(322)	(273)
Loss from equity method investments	24	12	26
Net realized investment gains	(45)	(9)	(14)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	7	6	17
Changes in operating assets and liabilities:
Deferred acquisition costs	33	(128)	(28)
Other investments, net	—	—	25
Policyholder account balances, future policy benefits and claims	1,375	(1,053)	(463)
Derivatives, net of collateral	(894)	1,733	671
Reinsurance recoverables	(107)	(121)	(107)
Other receivables	(4)	4	(35)
Accrued investment income	20	16	16
Other, net	(357)	132	283
Net cash provided by operating activities	905	1,016	712

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	309	171	156
Maturities, sinking fund payments and calls	2,848	3,682	3,292
Purchases	(1,589)	(3,672)	(2,271)
Proceeds from maturities and repayments of mortgage loans	562	696	310
Funding of mortgage loans	(523)	(619)	(277)
Purchase of residential mortgage loans from affiliate	—	—	(954)
Proceeds from sales and collections of other investments	140	119	117
Purchase of other investments	(304)	(235)	(286)
Purchase of land, buildings, equipment and software	(8)	(8)	(8)
Change in policy loans, net	(32)	(21)	(13)
Advance on line of credit to Ameriprise Financial, Inc.	(15)	—	—
Repayment from Ameriprise Financial, Inc. on line of credit	15	—	—
Other, net	5	49	—
Net cash provided by investing activities	$1,408	$162	$66
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$2,042	$2,158	$2,198
Net transfers to separate accounts	(216)	(116)	(30)
Surrenders and other benefits	(2,440)	(1,994)	(2,063)
Change in short-term borrowings, net	(301)	(2)	(5)
Proceeds from line of credit with Ameriprise Financial, Inc.	56	94	418
Payments on line of credit with Ameriprise Financial, Inc.	(206)	(94)	(568)
Tax adjustment on share-based incentive compensation plan	1	1	1
Cash received for purchased options with deferred premiums	13	—	—
Cash paid for purchased options with deferred premiums	(399)	(417)	(356)
Cash dividends to Ameriprise Financial, Inc.	(900)	(800)	(865)
Net cash used in financing activities	(2,350)	(1,170)	(1,270)
Net increase (decrease) in cash and cash equivalents	(37)	8	(492)
Cash and cash equivalents at beginning of period	344	336	828
Cash and cash equivalents at end of period	$307	$344	$336

Supplemental Disclosures:
Income taxes paid, net	$471	$94	$109
Interest paid on borrowings	1	4	4
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	38	96	13

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
The Company’s principal products are variable deferred annuities and variable and fixed universal life insurance, including indexed universal life (“IUL”), which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with the universal life products in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit provisions to their contracts, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions.
The Company also offers immediate annuities, fixed deferred annuities, and traditional life and disability income (“DI”) insurance. The Company issues only non-participating life insurance policies which do not pay dividends to policyholders.
A majority of the Company’s business is sold through the retail distribution channel of Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by the Company.

2.	Summary of Significant Accounting Policies
Principles of Consolidation
Voting interest entities (“VOEs”) are those entities that do not qualify as a variable interest entity (“VIE”). The Company consolidates VOEs in which it holds a greater than 50% voting interest. The Company generally accounts for entities using the equity method when it holds a greater than 20% but less than 50% voting interest or when the Company exercises significant influence over the entity. All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for under the cost method when the Company owns less than a 20% voting interest and does not exercise significant influence.
A VIE is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest (including substantive voting rights, the obligation to absorb the entity’s losses, or the rights to receive the entity’s returns) or has equity investors that do not provide sufficient financial resources for the entity to support its activities. An entity that meets one of these criteria is assessed for consolidation under one of the following models:

•	If the VIE is a registered money market fund, or is an investment company, or has the financial characteristics of an investment company, and the following are true:

(i)	the reporting entity does not have an explicit or implicit obligation to fund the investment company’s losses; and

(ii)	the investment company is not a securitization entity, asset backed financing entity, or an entity previously considered a qualifying special purpose entity,

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

then, the VIE will be consolidated by the entity that determines it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. Entities that are assessed for consolidation under this framework include hedge funds, property funds, private equity funds and venture capital funds.
When determining whether the Company will absorb the majority of a VIE’s expected losses or receive a majority of a VIE’s expected returns, it analyzes the purpose and design of the VIE and identifies the variable interests it holds. The Company then quantitatively determines whether its variable interests will absorb a majority of the VIE’s expected losses or residual returns. If the Company will absorb the majority of the VIE’s expected losses or residual returns, the Company consolidates the VIE.

•	If the VIE does not meet the criteria above, then the VIE will be consolidated by the reporting entity that determines it has both:

(i)	the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

(ii)	the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Entities that are assessed for consolidation under this framework include investments in qualified affordable housing partnerships.
When evaluating entities for consolidation under this framework, the Company considers its contractual rights in determining whether it has the power to direct the activities of the VIE that most significantly impact the VIEs economic performance. In determining whether the Company has this power, it considers whether it is acting as an asset manager enabling it to direct the activities that most significantly impact the economic performance of an entity or if it is acting in a more passive role such as a limited partner without substantive rights to impact the economic performance of the entity.
In determining whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers an analysis of its rights to receive benefits such as management and incentive fees and investment returns and its obligation to absorb losses associated with any investment in the VIE in conjunction with other qualitative factors.
If the Company consolidates a VIE under either accounting model, it is referred to as the VIE’s primary beneficiary.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, deferred acquisition costs (“DAC”) and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
Investments
Available-for-Sale Securities
Available-for-Sale securities are carried at fair value with unrealized gains (losses) recorded in accumulated other comprehensive income (“AOCI”), net of impacts to DAC, deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves, reinsurance recoverables and income taxes. Gains and losses are recognized on a trade date basis in the Consolidated Statements of Income upon disposition of the securities.
When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions existed, an other-than-temporary impairment is considered to have occurred and the Company recognizes an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.
The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of impacts to DAC, DSIC, unearned revenue, benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized cost and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in other comprehensive income.
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
For structured investments (e.g., residential mortgage backed securities, commercial mortgage backed securities and asset backed securities), the Company also considers factors such as overall deal structure and its position within the structure, quality of underlying collateral, delinquencies and defaults, loss severities, recoveries, prepayments and cumulative loss projections in assessing potential other-than-temporary impairments of these investments. Based upon these factors, securities that have indicators of potential other-than-temporary impairment are subject to detailed review by management. Securities for which declines are considered temporary continue to be monitored by management until management determines there is no current risk of an other-than-temporary impairment.
Mortgage Loans, net
Mortgage loans, net reflect the Company’s interest in commercial and residential mortgage loans, less the related allowance for loan losses and unamortized discount on residential mortgage loans.
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
Financing Receivables
Mortgage Loans and Syndicated Loans
Mortgage loans and syndicated loans are stated at amortized cost, net of allowances for loan losses, if any and unamortized discounts.
In October 2012, the Company purchased residential mortgage loans at fair value, which included a purchase discount, from an affiliate, Ameriprise Bank, FSB. The purchase price took into account the credit quality of the loan portfolio resulting in no

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowance for loan losses recorded at the acquisition date. The purchase discount is accreted straight-line over the remaining life of the loans.
Interest income is accrued on the unpaid principal balances of the loans as earned.
Policy Loans
When originated, policy loan balances do not exceed the cash surrender value of the underlying products. As there is minimal risk of loss related to these loans, the Company does not record an allowance for loan losses for policy loans.
Nonaccrual Loans
Generally, loans are evaluated for or placed on nonaccrual status when either the collection of interest or principal has become 90 days past due or is otherwise considered doubtful of collection. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Interest payments received on loans on nonaccrual status are generally applied to principal unless the remaining principal balance has been determined to be fully collectible.
Commercial mortgage loans are evaluated for impairment when the loan is considered for nonaccrual status, restructured or foreclosure proceedings are initiated on the property. If it is determined that the fair value is less than the current loan balance, it is written down to fair value less estimated selling costs. Residential mortgage loans are impaired when management determines the assets are uncollectible and commences foreclosure proceedings on the property, at which time the property is written down to fair value less selling costs. Foreclosed property is recorded as real estate owned in other investments. Syndicated loans are placed on nonaccrual status when management determines it will not collect all contractual principal and interest on the loan.
Allowance for Loan Losses
Management determines the adequacy of the allowance for loan losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, FICO scores of the borrower, debt service coverage and occupancy rates, along with economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.
The Company determines the amount of the allowance based on management’s assessment of relative risk characteristics of the loan portfolio. The allowance is recorded for homogeneous loan categories on a pool basis, based on an analysis of product mix and risk characteristics of the portfolio, including geographic concentration, bankruptcy experiences, and historical losses, adjusted for current trends and market conditions.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

being returned to accrual status at the time of the restructuring or after a performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with original maturities of 90 days or less.
Reinsurance
The Company cedes significant amounts of insurance risk to other insurers under reinsurance agreements. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term.
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”) and DI, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of policy and contract charges. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is recognized as an asset or liability and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 30 years.
At December 31, 2014 and 2013, land, buildings, equipment and software were $159 million and $166 million, respectively, net of accumulated depreciation of $122 million and $107 million, respectively. Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $15 million, $16 million and $17 million, respectively.
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
Derivative instruments that are entered into for hedging purposes are designated as such at the time the Company enters into the contract. For all derivative instruments that are designated for hedging activities, the Company documents all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. Management also documents its risk management objectives and strategies for entering into the hedge transactions. The Company assesses, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows of hedged items. If it is determined that a derivative is no longer highly effective as a hedge, the Company will discontinue the application of hedge accounting.
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
For derivative instruments that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported in AOCI and reclassified into earnings when the hedged item or transaction impacts earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact. Any ineffective portion of the gain or loss is reported in current period earnings as a component of net investment income. If a hedge designation is removed or a hedge is terminated prior to maturity, the amount previously recorded in AOCI is reclassified to earnings over the period that the hedged item impacts earnings. For hedge relationships that are discontinued because the forecasted transaction is not expected to occur according to the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.
The equity component of equity indexed annuities (“EIA”) and IUL obligations are considered embedded derivatives. Additionally, certain annuities contain GMAB and GMWB provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.
See Note 13 for information regarding the Company’s fair value measurement of derivative instruments and Note 17 for the impact of derivatives on the Consolidated Statements of Income.
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to AFSI, a subsidiary of Ameriprise Financial, advisors and employees and third party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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
For traditional life, DI and LTC insurance products, the assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities. For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions and there is a corresponding expense recorded in the Consolidated Statements of Income. The assumptions for LTC insurance products are management's best estimate from previous loss recognition thus no longer provide for adverse deviations in experience.
For annuity, life, DI and LTC insurance products, key assumptions underlying those long-term projections include interest rates (both earning rates on invested assets and rates credited to contractholder and policyholder accounts), equity market performance, mortality and morbidity rates, variable annuity benefit utilization rates and the rates at which contractholders and policyholders are expected to surrender their contracts, make withdrawals from their contracts and make additional deposits to their contracts. Assumptions about earned and credited interest rates are the primary factors used to project interest margins, while assumptions about equity and bond market performance are the primary factors used to project client asset value growth rates, and assumptions about surrenders, withdrawals and deposits comprise projected persistency rates. Management must also make assumptions to project maintenance expenses associated with servicing its annuity and insurance businesses during the DAC amortization period.
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
The Company monitors other principal DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC balances.
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
Policyholder Account Balances, Future Policy Benefits and Claims
Fixed Annuities and Variable Annuity Guarantees
Fixed annuities and variable annuity guarantees include amounts for fixed account values on fixed and variable deferred annuities, guaranteed benefits associated with variable annuities, EIA and fixed annuities in a payout status.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In determining the liabilities for GMDB, GGU, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews and, where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
The GMDB and GGU liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
If elected by the contract owner and after a stipulated waiting period from contract issuance, a GMIB guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated life based on expected assessments.
The liability for the life contingent benefits associated with GMWB provisions is determined by estimating the expected value of benefits that are contingent upon survival after the account value is equal to zero and recognizing the benefits over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 10 for information regarding the liability for contracts with secondary guarantees.
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
For term life, whole life, DI and LTC polices, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests annually in the third quarter of each year using best estimate assumptions without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions are locked in and used in subsequent valuations.
Changes in policyholder account balances, future policy benefits and claims are reflected in earnings in the period adjustments are made.
Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverables.
Unearned Revenue Liability
The Company’s fixed and variable universal life policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods.  These charges are deferred as unearned revenue and amortized using estimated gross profits, similar to DAC.  The unearned revenue liability is recorded in other liabilities and the amortization is recorded in policy and contract charges.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 19 for additional information on the Company's valuation allowance.
Sources of Revenue
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
Policy and Contract Charges
Policy and contract charges include mortality and expense risk fees and certain other charges assessed on annuities and fixed and variable universal life insurance, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for universal life insurance products) and administrative and surrender charges. Mortality and expense risk fees include risk, management and administration fees, which are generated directly and indirectly based on a percentage of the fair value of assets held in the Company’s separate accounts. Cost of insurance charges on fixed and variable universal life insurance and contract charges and surrender charges on annuities and fixed and variable universal life insurance are recognized as revenue when assessed.
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
Future Adoption of New Accounting Standards
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and VIEs and excludes certain money market funds out of the consolidation analysis.  Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption or applied retrospectively. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investments - Equity Method and Joint Ventures
In January 2014, the FASB updated the accounting standard related to investments in qualified affordable housing projects. The update allows for an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the investment in a qualified affordable housing project is amortized in proportion to the tax credits and other tax benefits received. The net investment performance is recognized as a component of income tax expense (benefit). The standard is effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company does not plan to elect the proportional amortization method.

4.	Variable Interest Entities
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments. The carrying value is reflected in other investments and was $504 million and $495 million as of December 31, 2014 and 2013, respectively. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its carrying value. The carrying value is included Available-for-Sale fixed maturities on the consolidated balance sheets. See Note 5 for additional information about these structured investments. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Investments
Available-for-Sale securities distributed by type were as follows:

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,763	$1,474	$(54)	$15,183	$3
Residential mortgage backed securities	3,374	150	(32)	3,492	(9)
Commercial mortgage backed securities	2,116	115	(3)	2,228	—
State and municipal obligations	947	191	(25)	1,113	—
Asset backed securities	882	56	(1)	937	—
Foreign government bonds and obligations	236	21	(6)	251	—
U.S. government and agencies obligations	36	3	—	39	—
Total fixed maturities	21,354	2,010	(121)	23,243	(6)
Common stocks	2	5	—	7	3
Total	$21,356	$2,015	$(121)	$23,250	$(3)

	December 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$14,658	$1,311	$(96)	$15,873	$3
Residential mortgage backed securities	3,773	133	(95)	3,811	(18)
Commercial mortgage backed securities	2,309	136	(11)	2,434	—
State and municipal obligations	950	87	(39)	998	—
Asset backed securities	938	48	(5)	981	—
Foreign government bonds and obligations	234	19	(8)	245	—
U.S. government and agencies obligations	40	5	—	45	—
Total fixed maturities	22,902	1,739	(254)	24,387	(15)
Common stocks	2	4	—	6	2
Total	$22,904	$1,743	$(254)	$24,393	$(13)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of December 31, 2014 and 2013, investment securities with a fair value of $1.2 billion and $2.3 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
At December 31, 2014 and 2013, fixed maturity securities comprised approximately 82% and 83%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2014 and 2013, approximately $1.2 billion and $1.3 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of fixed maturity securities by rating was as follows:

	December 31, 2014			December 31, 2013
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,111	$5,374	23%	$5,557	$5,738	23%
AA	967	1,158	5	1,055	1,171	5
A	4,452	5,062	22	4,687	5,062	21
BBB	9,328	10,165	44	10,062	10,897	45
Below investment grade	1,496	1,484	6	1,541	1,519	6
Total fixed maturities	$21,354	$23,243	100%	$22,902	$24,387	100%
At December 31, 2014 and 2013, approximately 46% and 41%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	106	$1,093	$(36)	40	$689	$(18)	146	$1,782	$(54)
Residential mortgage backed securities	17	138	(2)	55	670	(30)	72	808	(32)
Commercial mortgage backed securities	9	80	—	9	95	(3)	18	175	(3)
State and municipal obligations	1	5	—	2	102	(25)	3	107	(25)
Asset backed securities	5	52	—	3	32	(1)	8	84	(1)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	142	$1,378	$(39)	123	$1,615	$(82)	265	$2,993	$(121)

	December 31, 2013
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	156	$2,567	$(82)	10	$160	$(14)	166	$2,727	$(96)
Residential mortgage backed securities	52	1,411	(54)	45	295	(41)	97	1,706	(95)
Commercial mortgage backed securities	27	323	(9)	3	22	(2)	30	345	(11)
State and municipal obligations	4	38	(2)	2	92	(37)	6	130	(39)
Asset backed securities	17	219	(4)	3	26	(1)	20	245	(5)
Foreign government bonds and obligations	23	77	(8)	—	—	—	23	77	(8)
Total	279	$4,635	$(159)	63	$595	$(95)	342	$5,230	$(254)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	December 31,
	2014	2013	2012
	(in millions)
Beginning balance	$54	$87	$106
Credit losses for which an other-than-temporary impairment was not previously recognized	1	2	1
Credit losses for which an other-than-temporary impairment was previously recognized	—	4	16
Reductions for securities sold during the period (realized)	(22)	(39)	(36)
Ending balance	$33	$54	$87
The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in AOCI:

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2012	$1,471	$(514)	$957
Net unrealized securities gains arising during the period(1)	694	(243)	451
Reclassification of net securities losses included in net income	2	(1)	1
Impact of other adjustments	(237)	83	(154)
Balance at December 31, 2012	1,930	(675)	1,255	(2)
Net unrealized securities losses arising during the period(1)	(1,382)	478	(904)
Reclassification of net securities gains included in net income	(5)	2	(3)
Impact of other adjustments	490	(171)	319
Balance at December 31, 2013	1,033	(366)	667	(2)
Net unrealized securities gains arising during the period(1)	445	(156)	289
Reclassification of net securities gains included in net income	(40)	14	(26)
Impact of other adjustments	(290)	101	(189)
Balance at December 31, 2014	$1,148	$(407)	$741	(2)

(1)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

(2)
Includes $2 million, $7 million and $15 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2014, 2013 and 2012, respectively.

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Gross realized investment gains	$51	$11	$16
Gross realized investment losses	(6)	—	(1)
Other-than-temporary impairments	(5)	(6)	(17)
Total	$40	$5	$(2)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other-than-temporary impairments for the year ended December 31, 2014 primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities. Other-than-temporary impairments for the years ended December 31, 2013 and 2012 primarily related to credit losses on non-agency residential mortgage backed securities.
Available-for-Sale securities by contractual maturity at December 31, 2014 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$791	$803
Due after one year through five years	5,708	6,226
Due after five years through 10 years	4,905	5,118
Due after 10 years	3,578	4,439
	14,982	16,586
Residential mortgage backed securities	3,374	3,492
Commercial mortgage backed securities	2,116	2,228
Asset backed securities	882	937
Common stocks	2	7
Total	$21,356	$23,250
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Fixed maturities	$1,112	$1,205	$1,324
Mortgage loans	183	202	158
Other investments	29	37	26
	1,324	1,444	1,508
Less: investment expenses	30	33	28
Total	$1,294	$1,411	$1,480
Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Fixed maturities	$40	$5	$(2)
Mortgage loans	—	(1)	—
Other investments	(2)	(1)	(1)
Total	$38	$3	$(3)

6.	Financing Receivables
The Company’s financing receivables include commercial and residential mortgage loans, syndicated loans and policy loans. Syndicated loans are reflected in other investments. See Note 2 for information regarding the Company's accounting policies related to loans and the allowance for loan losses.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Loan Losses
The following tables present a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method and type of loan:

	December 31, 2014
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$24	$4	$28
Charge-offs	(1)	(1)	(2)
Provisions	—	2	2
Ending balance	$23	$5	$28

Individually evaluated for impairment	$9	$—	$9
Collectively evaluated for impairment	14	5	19

	December 31, 2013
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$26	$4	$30
Charge-offs	(2)	—	(2)
Ending balance	$24	$4	$28

Individually evaluated for impairment	$8	$—	$8
Collectively evaluated for impairment	16	4	20

	December 31, 2012
	Commercial Mortgage Loans	Syndicated Loans	Total
	(in millions)
Beginning balance	$32	$5	$37
Charge-offs	(6)	(1)	(7)
Ending balance	$26	$4	$30

Individually evaluated for impairment	$5	$—	$5
Collectively evaluated for impairment	21	4	25
The recorded investment in financing receivables by impairment method and type of loan was as follows:

	December 31, 2014
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$29	$1	$2	$32
Collectively evaluated for impairment	2,603	688	449	3,740
Total	$2,632	$689	$451	$3,772

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Commercial Mortgage Loans	Residential Mortgage Loans	Syndicated Loans	Total
	(in millions)
Individually evaluated for impairment	$40	$—	$5	$45
Collectively evaluated for impairment	2,524	786	356	3,666
Total	$2,564	$786	$361	$3,711
As of December 31, 2014 and 2013, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $4 million and $12 million, respectively.
Residential mortgage loans are presented net of unamortized discount of $34 million and $53 million as of December 31, 2014 and 2013, respectively.
Purchases and sales of loans were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Purchases
Residential mortgage loans	$—	$—	$954
Syndicated loans	180	158	111
Total loans purchased	$180	$158	$1,065

Sales
Syndicated loans	$13	$2	$9
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $10 million and $20 million as of December 31, 2014 and 2013, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and 2% of total commercial mortgage loans at December 31, 2014 and 2013, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in millions)
South Atlantic	$710	$679	27%	26%
Pacific	673	631	26	25
East North Central	237	248	9	10
Mountain	236	248	9	10
West North Central	223	194	8	7
Middle Atlantic	210	202	8	8
West South Central	151	153	6	6
New England	130	138	5	5
East South Central	62	71	2	3
	2,632	2,564	100%	100%
Less: allowance for loan losses	23	24
Total	$2,609	$2,540
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(in millions)
Retail	$956	$917	36%	36%
Office	535	548	20	21
Apartments	473	454	18	18
Industrial	447	431	17	17
Mixed use	46	36	2	1
Hotel	32	32	1	1
Other	143	146	6	6
	2,632	2,564	100%	100%
Less: allowance for loan losses	23	24
Total	$2,609	$2,540
Residential Mortgage Loans
In October 2012, the Company purchased $954 million of residential mortgage loans at fair value from an affiliate, Ameriprise Bank, FSB. The purchase price took into account the credit quality of the loan portfolio resulting in no allowance for loan losses recorded at purchase. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of December 31, 2014 and 2013, no allowance for loan losses was recorded.
As of December 31, 2014 and 2013, approximately 5% and 4%, respectively, of residential mortgage loans had FICO scores below 640. As of both December 31, 2014 and 2013, approximately 1% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 37% and 38% of the portfolio as of December 31, 2014 and 2013, respectively. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both December 31, 2014 and 2013 were $3 million.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Troubled Debt Restructurings
The following table presents the number of loans restructured by the Company during the period and their recorded investment at the end of the period:

	Years Ended December 31,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(in millions, except number of loans)
Commercial mortgage loans	3	$9	7	$22
Residential mortgage loans	5	1	2	—
Syndicated loans	1	—	—	—
Total	9	$10	9	$22
The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2014, 2013 and 2012. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

7.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact for the year ended December 31, 2014 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment, partially offset by favorable persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The impact for the year ended December 31, 2013 primarily reflected the impact of assumed interest rates and changes in assumed policyholder behavior. The impact for the year ended December 31, 2012 primarily reflected the low interest rate environment and the assumption of continued low interest rates over the near-term.
The balances of and changes in DAC were as follows:

	2014	2013	2012
	(in millions)
Balance at January 1	$2,633	$2,373	$2,413
Capitalization of acquisition costs	260	269	253
Amortization, excluding the impact of valuation assumptions review	(286)	(219)	(214)
Amortization, impact of valuation assumptions review	(7)	78	(11)
Impact of change in net unrealized securities losses (gains)	(24)	132	(68)
Balance at December 31	$2,576	$2,633	$2,373
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2014	2013	2012
	(in millions)
Balance at January 1	$409	$404	$464
Capitalization of sales inducement costs	5	5	7
Amortization, excluding the impact of valuation assumptions review	(52)	(48)	(45)
Amortization, impact of valuation assumptions review	(2)	25	(13)
Impact of change in net unrealized securities losses (gains)	1	23	(9)
Balance at December 31	$361	$409	$404

8.	Reinsurance
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to the TrioSourceSM universal life product launched in 2013.
The maximum amount of life insurance risk the Company will retain is $10 million on a single life and $10 million on any flexible premium survivorship life policy; however, reinsurance agreements are in place such that retaining more than $1.5 million of insurance risk on a single life or a flexible premium survivorship life policy is very unusual. Risk on fixed and variable universal life policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.
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
At December 31, 2014 and 2013, traditional life and UL insurance in force aggregated $195.5 billion and $194.1 billion, respectively, of which $143.4 billion and $142.1 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.
The effect of reinsurance on premiums was as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Direct premiums	$645	$650	$661
Reinsurance ceded	(222)	(220)	(219)
Net premiums	$423	$430	$442
Policy and contract charges are presented on the Consolidated Statements of Income net of $94 million, $87 million and $79 million of reinsurance ceded for the years ended December 31, 2014, 2013 and 2012, respectively.
Reinsurance recovered from reinsurers was $253 million, $226 million and $196 million for the years ended December 31, 2014, 2013 and 2012, respectively. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.
Reinsurance recoverables include approximately $1.8 billion and $1.7 billion related to LTC risk ceded to Genworth as of December 31, 2014 and 2013, respectively. Included in policyholder account balances, future policy benefits and claims is $575 million and $597 million related to previously assumed reinsurance arrangements as of December 31, 2014 and 2013, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2014		2013
	(in millions)
Policyholder account balances
Fixed annuities	$12,700		$13,826
Variable annuity fixed sub-accounts	4,860		4,926
VUL/UL insurance	2,856		2,790
IUL insurance	534		315
Other life insurance	840		878
Total policyholder account balances	21,790		22,735
Future policy benefits
Variable annuity GMWB	693		(383)	(1)
Variable annuity GMAB	(41)	(2)	(62)	(2)
Other annuity liabilities	115		76
Fixed annuities life contingent liabilities	1,511		1,523
EIA	29		29
Life, DI and LTC insurance	5,106		4,739
VUL/UL and other life insurance additional liabilities	437		336
Total future policy benefits	7,850		6,258
Policy claims and other policyholders’ funds	165		156
Total policyholder account balances, future policy benefits and claims	$29,805		$29,149

(1)	Includes the value of GMWB embedded derivatives that was a net asset at December 31, 2013 reported as a contra liability.

(2)	Includes the value of GMAB embedded derivatives that was a net asset at both December 31, 2014 and 2013 reported as a contra liability.
Separate account liabilities consisted of the following:

	December 31,
	2014	2013
	(in millions)
Variable annuity	$72,125	$70,687
VUL insurance	7,016	6,885
Other insurance	37	44
Total	$79,178	$77,616
Fixed Annuities
Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Index 500 Annuity, the Company’s EIA product, is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500 Index®. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to EIA. In 2007, the Company discontinued new sales of EIA.
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GMDB, GGU and GMIB provisions. See Note 13 and Note 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB and GMAB provisions.
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
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500 Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account.
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
The GMDB and GGU provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture and less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has the following primary GMDB provisions:

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2014				December 31, 2013
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,378	$53,565	$24	64	$52,616	$50,790	$28	64
Five/six-year reset	10,360	7,821	28	64	11,220	8,663	42	64
One-year ratchet	7,392	7,006	39	66	7,676	7,261	38	65
Five-year ratchet	1,773	1,717	2	63	1,781	1,725	1	62
Other	959	941	38	70	1,015	996	36	69
Total — GMDB	$75,862	$71,050	$131	64	$74,308	$69,435	$145	64

GGU death benefit	$1,072	$1,019	$123	67	$1,052	$998	$121	64

GMIB	$343	$321	$9	67	$413	$389	$8	66

GMWB:
GMWB	$3,671	$3,659	$1	68	$3,936	$3,921	$1	67
GMWB for life	36,843	36,735	95	65	34,069	33,930	77	64
Total — GMWB	$40,514	$40,394	$96	65	$38,005	$37,851	$78	64

GMAB	$4,247	$4,234	$2	58	$4,194	$4,181	$2	58

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2014		December 31, 2013
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,076	62	$5,674	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2012	$5	$9	$1,377	$237	$111
Incurred claims	6	1	(578)	(134)	57
Paid claims	(7)	(1)	—	—	(13)
Balance at December 31, 2012	4	9	799	103	155
Incurred claims	4	(2)	(1,182)	(165)	67
Paid claims	(4)	(1)	—	—	(16)
Balance at December 31, 2013	4	6	(383)	(62)	206
Incurred claims	9	1	1,076	21	67
Paid claims	(4)	—	—	—	(10)
Balance at December 31, 2014	$9	$7	$693	$(41)	$263

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2014	2013
	(in millions)
Mutual funds:
Equity	$41,403	$39,195
Bond	25,060	26,519
Other	4,490	3,764
Total mutual funds	$70,953	$69,478
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2014, 2013 and 2012.

11.	Lines of Credit
RiverSource Life Insurance Company, as the borrower, had an outstanding balance at December 31, 2014 and 2013 of nil and $150 million, respectively, under a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed $800 million at any time. The interest rate for any borrowing under the agreement is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty.
The Company has a revolving credit agreement with Ameriprise Financial as the lender aggregating $200 million. The interest rate for any borrowing is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. There were no amounts outstanding on this line of credit at December 31, 2014 and 2013.
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of December 31, 2014 and 2013.

12.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $52 million at both December 31, 2014 and 2013. The amount of the Company’s

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability including accrued interest as of both December 31, 2014 and 2013 was $50 million. The weighted average annualized interest rate on the repurchase agreements held as of December 31, 2014 and 2013 was 0.4% and 0.3%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $298 million and $574 million at December 31, 2014 and 2013, respectively. The amount of the Company’s liability including accrued interest as of December 31, 2014 and 2013 was $150 million and $450 million, respectively. The weighted average annualized interest rate on the FHLB advances held as of both December 31, 2014 and 2013 was 0.3%.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,830	$1,353	$15,183
Residential mortgage backed securities	—	3,483	9	3,492
Commercial mortgage backed securities	—	2,138	90	2,228
State and municipal obligations	—	1,113	—	1,113
Asset backed securities	—	786	151	937
Foreign government bonds and obligations	—	251	—	251
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	21,636	1,603	23,243
Common stocks	3	3	1	7
Cash equivalents	1	235	—	236
Other assets:
Interest rate derivative contracts	—	1,955	—	1,955
Equity derivative contracts	282	1,711	—	1,993
Foreign exchange derivative contracts	—	29	—	29
Total other assets	282	3,695	—	3,977
Separate account assets	—	79,178	—	79,178
Total assets at fair value	$290	$104,747	$1,604	$106,641

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	242	242
GMWB and GMAB embedded derivatives	—	—	479	479	(2)
Total policyholder account balances, future policy benefits and claims	—	6	721	727	(1)
Other liabilities:
Interest rate derivative contracts	—	1,136	—	1,136
Equity derivative contracts	376	2,286	—	2,662
Foreign exchange derivative contracts	—	2	—	2
Other derivative contracts	—	11	—	11
Total other liabilities	376	3,435	—	3,811
Total liabilities at fair value	$376	$3,441	$721	$4,538

(1)	The Company’s adjustment for nonperformance risk resulted in a $311 million cumulative decrease to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$14,357	$1,516	$15,873
Residential mortgage backed securities	—	3,753	58	3,811
Commercial mortgage backed securities	—	2,404	30	2,434
State and municipal obligations	—	998	—	998
Asset backed securities	—	763	218	981
Foreign government bonds and obligations	—	245	—	245
U.S. government and agencies obligations	9	36	—	45
Total Available-for-Sale securities: Fixed maturities	9	22,556	1,822	24,387
Common stocks	3	3	—	6
Cash equivalents	1	320	—	321
Other assets:
Interest rate derivative contracts	—	1,484	—	1,484
Equity derivative contracts	265	1,503	—	1,768
Credit derivative contracts	—	3	—	3
Foreign exchange derivative contracts	—	2	—	2
Other derivative contracts	—	4	—	4
Total other assets	265	2,996	—	3,261
Separate account assets	—	77,616	—	77,616
Total assets at fair value	$278	$103,491	$1,822	$105,591

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	125	125
GMWB and GMAB embedded derivatives	—	—	(575)	(575)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	(450)	(445)	(1)
Other liabilities:
Interest rate derivative contracts	—	1,672	—	1,672
Equity derivative contracts	549	2,382	—	2,931
Other derivative contracts	—	29	—	29
Total other liabilities	549	4,083	—	4,632
Total liabilities at fair value	$549	$4,088	$(450)	$4,187

(1)	The Company’s adjustment for nonperformance risk resulted in a $150 million cumulative increase to the embedded derivatives.

(2)
The fair value of the GMWB and GMAB embedded derivatives was reported as a contra liability, including $742 million of individual contracts in an asset position and $167 million of individual contracts in a liability position.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Common Stocks
	(in millions)
Balance, January 1, 2014	$1,516	$58	$30	$218	$1,822		$—
Total gains (losses) included in:
Net income	—	—	1	1	2	(1)	—
Other comprehensive income	(1)	—	(3)	3	(1)		—
Purchases	139	11	39	—	189		1
Sales	(17)	—	—	—	(17)		—
Settlements	(276)	(3)	(1)	(2)	(282)		—
Transfers into Level 3	—	—	78	—	78		1
Transfers out of Level 3	(8)	(57)	(54)	(69)	(188)		(1)
Balance, December 31, 2014	$1,353	$9	$90	$151	$1,603		$1
Changes in unrealized gains (losses) relating to assets held at December 31, 2014 included in:
Net investment income	$(1)	$—	$1	$1	$1		$—

(1)	Represents a $1 million gain included in net investment income and a $1 million gain in net realized investment gains (losses) in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	40	(1)	811	(2)	851
Issues	90		254		344
Settlements	(13)		(11)		(24)
Balance, December 31, 2014	$242		$479		$721
Changes in unrealized losses relating to liabilities held at December 31, 2014 included in:
Benefits, claims, losses and settlement expenses	$—		$811		$811
Interest credited to fixed accounts	40		—		40

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2013	$1,654	$23	$170	$156	$2,003
Total gains (losses) included in:
Net income	(1)	—	—	2	1	(1)
Other comprehensive income	(41)	—	(6)	10	(37)
Purchases	120	87	15	68	290
Settlements	(216)	(9)	—	(2)	(227)
Transfers out of Level 3	—	(43)	(149)	(16)	(208)
Balance, December 31, 2013	$1,516	$58	$30	$218	$1,822
Changes in unrealized gains (losses) relating to assets held at December 31, 2013 included in:
Net investment income	$(1)	$—	$—	$2	$1

(1)	Included in net investment income in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$45		$833		$878
Total (gains) losses included in:
Net income	19	(1)	(1,617)	(2)	(1,598)
Issues	62		228		290
Settlements	(1)		(19)		(20)
Balance, December 31, 2013	$125		$(575)		$(450)
Changes in unrealized (gains) losses relating to liabilities held at December 31, 2013 included in:
Benefits, claims, losses and settlement expenses	$—		$(1,598)		$(1,598)
Interest credited to fixed accounts	19		—		19

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Other Structured Investment	Total
	(in millions)
Balance, January 1, 2012	$1,342	$58	$16	$133	$14	$1,563
Total gains (losses) included in:
Net income	(1)	(7)	1	1	—	(6)	(1)
Other comprehensive income	12	10	7	2	1	32
Purchases	444	31	8	—	—	483
Settlements	(153)	(12)	—	(2)	—	(167)
Transfers into Level 3	10	25	146	22	—	203
Transfers out of Level 3	—	(82)	(8)	—	(15)	(105)
Balance, December 31, 2012	$1,654	$23	$170	$156	$—	$2,003
Changes in unrealized gains (losses) relating to assets held at December 31, 2012 included in:
Net investment income	$(1)	$—	$1	$1	$—	$1

(1)	Represents a $1 million gain included in net investment income and a $7 million loss included in net realized investment gains (losses) in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2012	$—		$1,585		$1,585
Total gains included in:
Net income	(8)	(1)	(948)	(2)	(956)
Issues	31		188		219
Settlements	—		8		8
Transfers into Level 3	22		—		22
Balance, December 31, 2012	$45		$833		$878
Changes in unrealized gains relating to liabilities held at December 31, 2012 included in:
Benefits, claims, losses and settlement expenses	$—		$(908)		$(908)
Interest credited to fixed accounts	(8)		—		(8)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $124 million, $(168) million and $(71) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2014, 2013 and 2012, respectively.
During the year ended December 31, 2012, transfers from Level 3 included certain non-agency residential mortgage backed securities with a fair value of approximately $58 million. The transfers reflect improved pricing transparency of these securities, a continuing trend of increased activity in the non-agency residential mortgage backed securities market and observability of significant inputs to the valuation methodology. All other securities transferred from Level 3 represent securities with fair values that are now obtained from a third party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The transfer of the IUL embedded derivatives to Level 3 is due to the impact of the unobservable inputs to the valuation becoming more significant during 2012. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,311	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk(1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	51.1%
			Surrender rate	0.0%	-	59.1%
			Market volatility(3)	5.2%	-	20.9%
			Nonperformance risk(1)	65		bps
			Elective contractholder strategy allocations(4)	0.0%	-	3.0%

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,487	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	5.3%	1.6%
IUL embedded derivatives	$125	Discounted cash flow	Nonperformance risk(1)	74		bps
GMWB and GMAB embedded derivatives	$(575)	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	51.1%
			Surrender rate	0.1%	-	57.9%
			Market volatility(3)	4.9%	-	18.8%
			Nonperformance risk(1)	74		bps
			Elective contractholder strategy allocations(4)	0.0%	-	50.0%

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(4)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) liability value. Significant increases (decreases) in nonperformance risk, surrender rate and elective investment allocation model used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) liability value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company's macro hedge program. See Note 17 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2014 and 2013. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company's macro hedge program. See Note 17 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2014 and 2013. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,298	$—	$—	$3,413	$3,413
Policy loans	805	—	—	793	793
Other investments	463	—	403	55	458

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Short-term borrowings	200	—	200	—	200
Other liabilities	124	—	—	121	121
Separate account liabilities	400	—	400	—	400

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,326	$—	$—	$3,372	$3,372
Policy loans	773	—	—	765	765
Other investments	385	—	346	42	388

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$14,106	$—	$—	$14,724	$14,724
Short-term borrowings	500	—	500	—	500
Line of credit with Ameriprise Financial	150	—	—	150	150
Other liabilities	137	—	—	134	134
Separate account liabilities	400	—	400	—	400
Mortgage Loans, Net
The fair value of commercial mortgage loans, except those with significant credit deterioration, is determined by discounting contractual cash flows using discount rates that reflect current pricing for loans with similar remaining maturities, liquidity and characteristics including LTV ratio, occupancy rate, refinance risk, debt service coverage, location, and property condition. For commercial mortgage loans with significant credit deterioration, fair value is determined using the same adjustments as above with an additional adjustment for the Company’s estimate of the amount recoverable on the loan.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The fair value of fixed annuities in deferral status is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a margin for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities. The fair value of non-life contingent fixed annuities in payout status, EIA host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.
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
CMIA is the investment manager for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders. The Company provides all fund management services, other than investment management, and is compensated for the administrative services it provides. For the years ended December 31, 2014, 2013 and 2012, the Company received $295 million, $268 million and $244 million, respectively, from CMIA for these services.
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $431 million, $465 million and $477 million for the years ended December 31, 2014, 2013 and 2012, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Cash dividends paid to Ameriprise Financial	$900	$800	$865
Cash dividends received from RiverSource Life of NY	24	25	50
Cash dividend received from RTA	30	—	—
For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds. See Note 15 for additional information.
During the years ended December 31, 2014, 2013 and 2012, RiverSource Life Insurance Company made cash contributions to RTA of $15 million, $30 million and $53 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.
In October 2012, the Company purchased $954 million of residential mortgage loans from an affiliate, Ameriprise Bank, FSB. The Company purchased the loans for investment purposes and as part of Ameriprise Financial’s transition of Ameriprise Bank, FSB from a federal savings bank to a limited powers national trust bank. The portfolio consists primarily of variable rate revolving loans and includes both first and second liens. The loans were purchased by the Company at fair value. See Note 6 for additional information.
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due to (from) Ameriprise Financial for federal income taxes was $(289) million and $200 million at December 31, 2014 and 2013, respectively, which is reflected in Other, net within operating activities on the Consolidated Statements of Cash Flows.

15.	Regulatory Requirements
The National Association of Insurance Commissioners (“NAIC”) defines Risk-Based Capital (“RBC”) requirements for insurance companies. The RBC requirements are used by the NAIC and state insurance regulators to identify companies that

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

merit regulatory actions designed to protect policyholders. These requirements apply to the Company. The Company has met its minimum RBC requirements.
Insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile, which vary materially from GAAP. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, regulations and general administrative rules. The more significant differences from GAAP include charging policy acquisition costs to expense as incurred, establishing annuity and insurance reserves using different actuarial methods and assumptions, valuing investments on a different basis and excluding certain assets from the balance sheet by charging them directly to surplus, such as a portion of the net deferred income tax assets.
State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus (deficit) aggregated $638 million and $(7) million as of December 31, 2014 and 2013, respectively.
In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $3.3 billion and $2.7 billion at December 31, 2014 and 2013, respectively.
Statutory net gain from operations and net income are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Statutory net gain from operations(1)	$1,412	$1,633	$2,189
Statutory net income (1)	1,154	1,337	1,976

(1)
Statutory net gain (loss) from operations and statutory net income (loss) are significantly impacted by changes in reserves for variable annuity guaranteed benefits, however, these impacts are substantially offset by unrealized gains (losses) on derivatives which are not included in statutory income but are recorded directly to surplus.

Government debt securities of $5 million and $6 million at December 31, 2014 and 2013, respectively, were on deposit with various states as required by law.

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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,612	$—	$3,612	$(2,934)	$(228)	$(418)	$32
OTC cleared	304	—	304	(222)	(82)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	$3,977	$—	$3,977	$(3,156)	$(310)	$(418)	$93

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,180	$—	$3,180	$(3,134)	$(17)	$(16)	$13
OTC cleared	21	—	21	(20)	(1)	—	—
Exchange-traded	60	—	60	—	—	—	60
Total derivatives	$3,261	$—	$3,261	$(3,154)	$(18)	$(16)	$73

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,589	$—	$3,589	$(2,934)	$—	$(655)	$—
OTC cleared	222	—	222	(222)	—	—	—
Total derivatives	3,811	—	3,811	(3,156)	—	(655)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,861	$—	$3,861	$(3,156)	$—	$(705)	$—

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$4,610	$—	$4,610	$(3,134)	$—	$(1,465)	$11
OTC cleared	22	—	22	(20)	(2)	—	—
Total derivatives	4,632	—	4,632	(3,154)	(2)	(1,465)	11
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,682	$—	$4,682	$(3,154)	$(2)	$(1,515)	$11

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
The Company’s freestanding derivatives are recorded at fair value and are reflected in other assets or other liabilities. The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 16 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.
The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Assets			Liabilities
Derivatives not designated		December 31,			December 31,
as hedging instruments	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,955	$1,484	Other liabilities	$1,136	$1,672
Equity contracts	Other assets	1,954	1,741	Other liabilities	2,650	2,918
Credit contracts	Other assets	—	3	Other liabilities	—	—
Foreign exchange contracts	Other assets	29	2	Other liabilities	2	—
Embedded derivatives(1)	N/A	—	—	Policyholder account balances, future policy benefits and claims(2)	479	(575)
Total GMWB and GMAB		3,938	3,230		4,267	4,015
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	6	5
IUL	Other assets	39	27	Other liabilities	12	13
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	242	125
Other
Macro hedge program	Other assets	—	4	Other liabilities	11	29
Total other derivatives		39	31		271	172
Total derivatives		$3,977	$3,261		$4,538	$4,187

N/A	Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)
The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives was a net asset at December 31, 2013 reported as a contra liability, including $742 million of individual contracts in an asset position and $167 million of individual contracts in a liability position.

See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Amount of Gain (Loss) on Derivatives Recognized in Income
		Years Ended December 31,
		2014	2013	2012
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$1,122	$(742)	$17
Equity contracts	Benefits, claims, losses and settlement expenses	(304)	(1,084)	(1,218)
Credit contracts	Benefits, claims, losses and settlement expenses	(33)	6	(2)
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	(9)	26	(1)
Embedded derivatives(1)	Benefits, claims, losses and settlement expenses	(1,054)	1,408	752
Total GMWB and GMAB		(278)	(386)	(452)
Other derivatives:
Interest rate
Tax hedge	Net investment income	3	—	1
Equity
EIA	Interest credited to fixed accounts	1	3	1
EIA embedded derivatives	Interest credited to fixed accounts	(2)	(3)	1
IUL	Interest credited to fixed accounts	20	11	1
IUL embedded derivatives	Interest credited to fixed accounts	(27)	(16)	4
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	(1)	(23)	—
Total other derivatives		(6)	(28)	8
Total derivatives		$(284)	$(414)	$(444)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At December 31, 2014 and 2013, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $132.0 billion and $139.7 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2015	$373	$69
2016	314	68
2017	251	68
2018	189	78
2019	206	70
2020-2026	385	112
Total	$1,718	$465
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
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $1.2 billion and $669 million at December 31, 2014 and 2013, respectively.
EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $953 million and $538 million at December 31, 2014 and 2013, respectively.
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
Cash Flow Hedges
The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the year ended December 31, 2014, the Company held no derivatives that were designated as cash flow hedges.
At December 31, 2014, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the years ended December 31, 2014 and 2013, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2014, 2013 and 2012, the amounts recognized in earnings on derivative transactions that were ineffective were not material.
The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in AOCI:

	2014	2013	2012
	(in millions)
Net unrealized derivative losses at January 1	$(17)	$(21)	$(26)
Reclassification of realized losses(1)	7	6	7
Income tax provision	(2)	(2)	(2)
Net unrealized derivative losses at December 31	$(12)	$(17)	$(21)

(1)	Loss reclassified from AOCI to net investment income on the Consolidated Statements of Income.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2014 and 2013, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $367 million and $950 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2014 and 2013 was $367 million and $940 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2014 and 2013 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $10 million, respectively.

18.	Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

		Years Ended December 31,
AOCI Reclassification	Location of (Gain) Loss Recognized in Income	2014	2013
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net realized investment gains	$(40)	$(5)
Tax expense	Income tax provision	14	2
Net of tax		$(26)	$(3)
Losses on cash flow hedges:		0
Swaptions	Net investment income	$7	$6
Tax benefit	Income tax provision	(2)	(2)
Net of tax		$5	$4
See Note 5 for additional information related to the impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 17 for additional information regarding the Company’s cash flow hedges.

19.	Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Current income tax
Federal	$2	$295	$197
State	(2)	2	7
Total current income tax	—	297	204
Deferred income tax
Federal	202	(65)	(38)
State	7	(11)	(2)
Total deferred income tax	209	(76)	(40)
Total income tax provision	$209	$221	$164

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Tax-exempt interest and dividend income	(10.4)	(9.6)	(9.7)
Low income housing credit	(4.7)	(5.0)	(4.7)
Foreign tax credit, net of addback	(1.0)	(0.9)	(0.5)
State taxes, net of federal benefit	0.3	(0.5)	0.4
Taxes applicable to prior years	(0.4)	—	(2.5)
Other, net	(1.0)	1.8	2.1
Income tax provision	17.8%	20.8%	20.1%
The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The decrease in the effective tax rate for the year ended December 31, 2014 compared to the prior year was the result of an $18 million benefit in 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
In December 2014, the Company received IRS approval for a change in accounting method related to variable annuity hedging. Accordingly, the Company began using the approved method of accounting in the fourth quarter of 2014. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2014	2013
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,259	$887
Investment related	46	678
State net operating losses	7	6
Other	9	5
Gross deferred income tax assets	1,321	1,576
Less: valuation allowance	8	6
Total deferred income tax assets	1,313	1,570

Deferred income tax liabilities
Deferred acquisition costs	717	730
Net unrealized gains on Available-for-Sale securities	400	358
Deferred sales inducement costs	128	145
Other	—	17
Gross deferred income tax liabilities	1,245	1,250
Net deferred income tax assets	$68	$320
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $8 million, net of federal benefit, which will expire beginning December 31, 2015. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets, primarily state net operating losses and therefore a valuation allowance has been established.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2014	2013	2012
	(in millions)
Balance at January 1	$144	$65	$134
Additions based on tax positions related to the current year	13	18	1
Additions for tax positions of prior years	21	61	19
Reductions for tax positions of prior years	(18)	—	(77)
Settlements	—	—	(12)
Balance at December 31	$160	$144	$65
If recognized, approximately $7 million, $23 million and $8 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2014, 2013 and 2012, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. It is estimated that the total amount of gross unrecognized tax benefits may decrease by $150 million to $160 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $4 million and $6 million and a net reduction of $3 million in interest and penalties for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company had a payable of $40 million and $36 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes, these years, except for 2007, continue to remain open as a consequence of certain unagreed-upon issues. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 and 2013. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2012 and remain open for all years after 2012.
The items comprising other comprehensive income are presented net of the following income tax provision (benefit) amounts:

	Years Ended December 31,
	2014	2013	2012
	(in millions)
Net unrealized securities gains (losses)	$41	$(309)	$161
Net unrealized derivative losses	2	2	2
Net income tax provision (benefit)	$43	$(307)	$163

20.	Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2014	2013
	(in millions)
Commercial mortgage loans	$43	$71
Residential mortgage loans	491	542
Affordable housing partnerships	124	137
Total funding commitments	$658	$750
Since the Company expects many of the commitments related to residential mortgage loans to expire without being drawn, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, residential mortgage loans include credit lines that are cancelable upon notification to the borrower.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2014, these guarantees range up to 5.0%.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both December 31, 2014 and 2013, the estimated liability was $14 million and the related premium tax asset was $12 million and $11 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
In September 2011, the California Department of Insurance (“CA DOI”) issued an Order to Show Cause administrative action against RiverSource Life Insurance Company alleging that certain claims handling practices reviewed in connection with a 2007-2008 market conduct exam did not comply with applicable law. In August 2014, RiverSource Life Insurance Company and the CA DOI reached an agreement in principle to settle all pending allegations for $800,000, with the exception of a single allegation related to certain coverage determinations made under long term care insurance policies issued between 1989-1992. An administrative hearing on this remaining allegation concluded in November 2014. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the procedural status of the matter, the lack of evidence supporting the CA DOI’s penalty allegations, and the difficulty of predicting outcomes in these administrative proceedings which involve multiple phases and appellate procedures.

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2014.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, the Company believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission (“SEC”) that permit the Company to provide only management’s report in this annual report.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Pricewaterhouse Coopers LLP (“PwC”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2014 and 2013.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2014 and 2013 and other fees billed for other services rendered by PwC during those periods.

	2014	2013
	(in thousands)
Audit fees(1)	$2,250	$1,729
Audit-related fees(2)	34	16
Tax fees	—	—
All other fees	—	—
Total	$2,284	$1,745

(1)
Audit fees included audit work performed in the review of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2) Audit-related fees included services provided by the independent auditor that are reasonably related to the performance or review of the audit.
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services. In 2014 and 2013, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

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

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 24, 2015	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2015	By	/s/ John R. Woerner
John R. Woerner, Director, Chairman and President
(Principal Executive Officer)

Date:	February 24, 2015		/s/ Brian J. McGrane
Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	February 24, 2015		/s/ Gumer C. Alvero
Gumer C. Alvero, Director

Date:	February 24, 2015		/s/ David K. Stewart
David K. Stewart, Senior Vice President and Controller
(Principal Accounting Officer)

Date:	February 24, 2015		/s/ Steve M. Gathje
Steve M. Gathje, Director

Date:	February 24, 2015		/s/ Bridget M. Sperl
Bridget M. Sperl, Director

Date:	February 24, 2015		/s/ Jon Stenberg
Jon Stenberg, Director

Date:	February 24, 2015		/s/ Colin Lundgren
Colin Lundgren, Director

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

10.7
Copy of Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.

10.8
Copy of RiverSource Variable Portfolio Funds Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.8 to Form 10-K filed on February 28, 2007, is incorporated by reference.

10.9
Copy of Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.

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

101*
The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

*	Filed electronically herewith.

E-2