Form 10-Q
period 2015-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2015-05-04
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock (par value $30 per share)	100,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2015, $21,127; 2014, $21,354)	$23,219	$23,243
Common stocks, at fair value (cost: 2015 and 2014, $2)	7	7
Mortgage loans, at amortized cost (less allowance for loan losses: 2015, $21; 2014, $23)	3,225	3,298
Policy loans	811	805
Other investments	983	987
Total investments	28,245	28,340
Cash and cash equivalents	619	307
Reinsurance recoverables	2,321	2,268
Other receivables	232	206
Accrued investment income	247	255
Deferred acquisition costs	2,570	2,576
Other assets	5,401	5,006
Separate account assets	80,234	79,178
Total assets	$119,869	$118,136

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,916	$29,805
Short-term borrowings	200	200
Other liabilities	5,163	4,650
Separate account liabilities	80,234	79,178
Total liabilities	115,513	113,833
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,465	2,464
Retained earnings	1,095	1,107
Accumulated other comprehensive income, net of tax	793	729
Total shareholder’s equity	4,356	4,303
Total liabilities and shareholder’s equity	$119,869	$118,136
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2015	2014
Revenues
Premiums	$97	$104
Net investment income	306	333
Policy and contract charges	460	447
Other revenues	104	95
Net realized investment gains	10	4
Total revenues	977	983
Benefits and expenses
Benefits, claims, losses and settlement expenses	306	208
Interest credited to fixed accounts	172	186
Amortization of deferred acquisition costs	55	71
Other insurance and operating expenses	182	182
Total benefits and expenses	715	647
Pretax income	262	336
Income tax provision	49	38
Net income	$213	$298

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(1)	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	1	—
Net impairment losses recognized in net realized investment gains	$—	$(1)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2015	2014
Net income	$213	$298
Other comprehensive income, net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains arising during the period	140	208
Reclassification of net securities gains included in net income	(8)	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(69)	(91)
Total net unrealized gains on securities	63	114
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	1	1
Total net unrealized losses on derivatives	1	1
Total other comprehensive income, net of tax	64	115
Total comprehensive income	$277	$413
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2014	$3	$2,463	$1,042	$650	$4,158
Comprehensive income:
Net income	—	—	298	—	298
Other comprehensive income, net of tax	—	—	—	115	115
Total comprehensive income					413
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(150)	—	(150)
Balances at March 31, 2014	$3	$2,464	$1,190	$765	$4,422

Balances at January 1, 2015	$3	$2,464	$1,107	$729	$4,303
Comprehensive income:
Net income	—	—	213	—	213
Other comprehensive income, net of tax	—	—	—	64	64
Total comprehensive income					277
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividend to Ameriprise Financial, Inc.	—	—	(225)	—	(225)
Balances at March 31, 2015	$3	$2,465	$1,095	$793	$4,356
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$213	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5	2
Deferred income tax expense (benefit)	45	(93)
Contractholder and policyholder charges, non-cash	(82)	(82)
Loss from equity method investments	8	6
Net realized investment gains	(12)	(5)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	2	1
Changes in operating assets and liabilities:
Deferred acquisition costs	(5)	9
Policyholder account balances, future policy benefits and claims, net	481	167
Derivatives, net of collateral	(249)	(97)
Reinsurance recoverables	(56)	(27)
Other receivables	(32)	23
Accrued investment income	8	13
Other, net	311	24
Net cash provided by operating activities	637	239

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	44	99
Maturities, sinking fund payments and calls	851	780
Purchases	(614)	(447)
Proceeds from maturities and repayments of mortgage loans	161	138
Funding of mortgage loans	(83)	(124)
Proceeds from sales and collections of other investments	17	30
Purchase of other investments	(30)	(101)
Purchase of land, buildings, equipment and software	(2)	(1)
Change in policy loans, net	(6)	(6)
Other, net	18	10
Net cash provided by investing activities	356	378
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(in millions)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$470	$494
Net transfers to separate accounts	(56)	(56)
Surrenders and other benefits	(788)	(661)
Change in short-term borrowings, net	—	(200)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	8
Payments on line of credit with Ameriprise Financial, Inc.	—	(158)
Tax adjustment on share-based incentive compensation plan	1	1
Cash paid for purchased options with deferred premiums	(83)	(116)
Cash dividend to Ameriprise Financial, Inc.	(225)	(150)
Net cash used in financing activities	(681)	(838)
Net increase (decrease) in cash and cash equivalents	312	(221)
Cash and cash equivalents at beginning of period	307	344
Cash and cash equivalents at end of period	$619	$123

Supplemental Disclosures:
Income taxes paid (received), net	$(223)	$179
Interest paid on borrowings	—	1
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	10	—

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 24, 2015.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued.

2.	Recent Accounting Pronouncements
Adoption of New Accounting Standards
Transfers and Servicing
In June 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to transfers and servicing. The update requires repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The standard requires disclosures related to transfers of financial assets accounted for as sales in transactions that are similar to repurchase agreements. The standard also requires disclosures on the remaining contractual maturity of the agreements, disaggregation of the gross obligation by class of collateral pledged and potential risks associated with the agreements and the related collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The standard is effective for interim and annual periods beginning after December 15, 2014, except for the disclosure requirements for repurchase agreements, security lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings which are effective for interim periods beginning after March 15, 2015. The standard requires entities to present changes in accounting for transactions outstanding at the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the standard did not have any effect on the Company’s consolidated financial condition and results of operations. The Company will make the required disclosures beginning in the second quarter.
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
Investments - Equity Method and Joint Ventures
In January 2014, the FASB updated the accounting standard related to investments in qualified affordable housing projects. The update allows for an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the investment in a qualified affordable housing project is amortized in proportion to the tax credits and other tax benefits received. The net investment performance is recognized as a component of income tax expense (benefit). The standard is effective for interim and annual periods beginning after December 15, 2014 and should be applied retrospectively to all periods presented. The Company did not elect the proportional amortization method.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Future Adoption of New Accounting Standards
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and a variable interest entity (“VIE”) and excludes certain money market funds out of the consolidation analysis.  Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption or applied retrospectively. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
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
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in the affordable housing partnerships is limited to the carrying values of these investments. The carrying value is reflected in other investments and was $506 million and $504 million as of March 31, 2015 and December 31, 2014, respectively. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its carrying value. The carrying value is included in Available-for-Sale fixed maturities on the consolidated balance sheets. See Note 4 for additional information about these structured investments. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4.	Investments
Available-for-Sale securities distributed by type were as follows:

	March 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,628	$1,622	$(36)	$15,214	$3
Residential mortgage backed securities	3,329	156	(26)	3,459	(9)
Commercial mortgage backed securities	2,161	129	(1)	2,289	—
State and municipal obligations	941	201	(26)	1,116	—
Asset backed securities	804	54	(1)	857	—
Foreign government bonds and obligations	227	24	(6)	245	—
U.S. government and agencies obligations	37	2	—	39	—
Total fixed maturities	21,127	2,188	(96)	23,219	(6)
Common stocks	2	5	—	7	3
Total	$21,129	$2,193	$(96)	$23,226	$(3)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,763	$1,474	$(54)	$15,183	$3
Residential mortgage backed securities	3,374	150	(32)	3,492	(9)
Commercial mortgage backed securities	2,116	115	(3)	2,228	—
State and municipal obligations	947	191	(25)	1,113	—
Asset backed securities	882	56	(1)	937	—
Foreign government bonds and obligations	236	21	(6)	251	—
U.S. government and agencies obligations	36	3	—	39	—
Total fixed maturities	21,354	2,010	(121)	23,243	(6)
Common stocks	2	5	—	7	3
Total	$21,356	$2,015	$(121)	$23,250	$(3)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2015 and December 31, 2014, investment securities with a fair value of $997 million and $1.2 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
At both March 31, 2015 and December 31, 2014, fixed maturity securities comprised approximately 82% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2015 and December 31, 2014, approximately $1.1 billion and $1.2 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	March 31, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,059	$5,347	23%	$5,111	$5,374	23%
AA	950	1,146	5	967	1,158	5
A	4,088	4,724	20	4,452	5,062	22
BBB	9,483	10,431	45	9,328	10,165	44
Below investment grade	1,547	1,571	7	1,496	1,484	6
Total fixed maturities	$21,127	$23,219	100%	$21,354	$23,243	100%
At March 31, 2015 and December 31, 2014, approximately 47% and 46%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	64	$684	$(31)	13	$138	$(5)	77	$822	$(36)
Residential mortgage backed securities	16	162	(1)	56	593	(25)	72	755	(26)
Commercial mortgage backed securities	10	98	—	4	57	(1)	14	155	(1)
State and municipal obligations	1	5	—	2	101	(26)	3	106	(26)
Asset backed securities	2	26	—	2	14	(1)	4	40	(1)
Foreign government bonds and obligations	3	7	(1)	14	26	(5)	17	33	(6)
Total	96	$982	$(33)	91	$929	$(63)	187	$1,911	$(96)

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	106	$1,093	$(36)	40	$689	$(18)	146	$1,782	$(54)
Residential mortgage backed securities	17	138	(2)	55	670	(30)	72	808	(32)
Commercial mortgage backed securities	9	80	—	9	95	(3)	18	175	(3)
State and municipal obligations	1	5	—	2	102	(25)	3	107	(25)
Asset backed securities	5	52	—	3	32	(1)	8	84	(1)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	142	$1,378	$(39)	123	$1,615	$(82)	265	$2,993	$(121)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance	$33	$54
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—
Ending balance	$33	$54
The change in net unrealized securities gains (losses) in other comprehensive income (loss) includes three components, net of tax: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”), unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in AOCI:

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2014	$1,033	$(366)	$667
Net unrealized securities gains arising during the period (1)	320	(112)	208
Reclassification of net securities gains included in net income	(4)	1	(3)
Impact of other adjustments	(140)	49	(91)
Balance at March 31, 2014	$1,209	$(428)	$781	(2)

Balance at January 1, 2015	$1,148	$(407)	$741
Net unrealized securities gains arising during the period (1)	215	(75)	140
Reclassification of net securities gains included in net income	(12)	4	(8)
Impact of other adjustments	(106)	37	(69)
Balance at March 31, 2015	$1,245	$(441)	$804	(2)

(1)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.

(2)	Includes $2 million and $6 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at March 31, 2015 and 2014, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Gross realized investment gains	$17	$6
Gross realized investment losses	(5)	(1)
Other-than-temporary impairments	—	(1)
Total	$12	$4
Other-than-temporary impairments for the three months ended March 31, 2014 primarily related to the Company's decision to sell a corporate debt security.
Available-for-Sale securities by contractual maturity at March 31, 2015 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$777	$791
Due after one year through five years	5,627	6,164
Due after five years through 10 years	4,844	5,127
Due after 10 years	3,585	4,532
	14,833	16,614
Residential mortgage backed securities	3,329	3,459
Commercial mortgage backed securities	2,161	2,289
Asset backed securities	804	857
Common stocks	2	7
Total	$21,129	$23,226
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Fixed maturities	$264	$286
Mortgage loans	45	46
Other investments	5	9
	314	341
Less: investment expenses	8	8
Total	$306	$333

5.	Financing Receivables
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance	$28	$28
Charge-offs	(2)	(2)
Provisions	1	—
Ending balance	$27	$26

Individually evaluated for impairment	$7	$7
Collectively evaluated for impairment	20	19
The recorded investment in commercial and residential mortgage loans and syndicated loans by impairment method was as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Individually evaluated for impairment	$32	$32
Collectively evaluated for impairment	3,659	3,740
Total	$3,691	$3,772
As of March 31, 2015 and December 31, 2014, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $7 million and $4 million, respectively.
Residential mortgage loans are presented net of unamortized discount of $31 million and $34 million as of March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2015 and 2014, the Company purchased $12 million and $65 million, respectively, and sold $6 million and $4 million, respectively, of commercial mortgage loans and syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $8 million and $10 million as of March 31, 2015 and December 31, 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both March 31, 2015 and December 31, 2014. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
South Atlantic	$696	$710	27%	27%
Pacific	670	673	26	26
Mountain	244	236	9	9
West North Central	228	223	9	8
East North Central	208	237	8	9
Middle Atlantic	201	210	8	8
West South Central	149	151	6	6
New England	129	130	5	5
East South Central	55	62	2	2
	2,580	2,632	100%	100%
Less: allowance for loan losses	21	23
Total	$2,559	$2,609
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in millions)
Retail	$932	$956	36%	36%
Office	514	535	20	20
Apartments	473	473	18	18
Industrial	438	447	17	17
Mixed use	45	46	2	2
Hotel	32	32	1	1
Other	146	143	6	6
	2,580	2,632	100%	100%
Less: allowance for loan losses	21	23
Total	$2,559	$2,609
Residential Mortgage Loans
The recorded investment in residential mortgage loans at March 31, 2015 and December 31, 2014 was $665 million and $689 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of March 31, 2015 and December 31, 2014, no allowance for loan losses was recorded.
As of both March 31, 2015 and December 31, 2014, approximately 5% of residential mortgage loans had FICO scores below 640. As of both March 31, 2015 and December 31, 2014, approximately 1% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 37% of the portfolio as of both March 31, 2015 and December 31, 2014. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans at March 31, 2015 and December 31, 2014 was $446 million and $451 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both March 31, 2015 and December 31, 2014 were $3 million.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of March 31, 2015 and December 31, 2014. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2015 and 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2015	2014
	(in millions)
Balance at January 1	$2,576	$2,633
Capitalization of acquisition costs	60	62
Amortization	(55)	(71)
Impact of change in net unrealized securities gains	(11)	(25)
Balance at March 31	$2,570	$2,599
The balances of and changes in DSIC, which are included in other assets, were as follows:

	2015	2014
	(in millions)
Balance at January 1	$361	$409
Capitalization of sales inducement costs	1	1
Amortization	(9)	(13)
Impact of change in net unrealized securities gains	(2)	(5)
Balance at March 31	$351	$392

7.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Policyholder account balances
Fixed annuities	$12,216	$12,700
Variable annuity fixed sub-accounts	4,849	4,860
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,858	2,856
Indexed universal life (“IUL”) insurance	590	534
Other life insurance	826	840
Total policyholder account balances	21,339	21,790
Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,040	693
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (1)	(35)	(41)
Other annuity liabilities	124	115
Fixed annuities life contingent liabilities	1,502	1,511
Equity indexed annuities (“EIA”)	29	29
Life, disability income and long term care insurance	5,277	5,106
VUL/UL and other life insurance additional liabilities	463	437
Total future policy benefits	8,400	7,850
Policy claims and other policyholders’ funds	177	165
Total policyholder account balances, future policy benefits and claims	$29,916	$29,805

(1)	Includes the value of GMAB embedded derivatives that was a net asset at both March 31, 2015 and December 31, 2014 reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Separate account liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(in millions)
Variable annuity	$73,087	$72,125
VUL insurance	7,110	7,016
Other insurance	37	37
Total	$80,234	$79,178

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2015				December 31, 2014
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$56,429	$54,623	$20	64	$55,378	$53,565	$24	64
Five/six-year reset	10,269	7,728	25	65	10,360	7,821	28	64
One-year ratchet	7,395	7,016	30	66	7,392	7,006	39	66
Five-year ratchet	1,774	1,717	1	63	1,773	1,717	2	63
Other	955	937	38	70	959	941	38	70
Total — GMDB	$76,822	$72,021	$114	64	$75,862	$71,050	$131	64

GGU death benefit	$1,104	$1,052	$126	67	$1,072	$1,019	$123	67

GMIB	$331	$310	$9	67	$343	$321	$9	67

GMWB:
GMWB	$3,641	$3,629	$1	68	$3,671	$3,659	$1	68
GMWB for life	37,711	37,607	93	65	36,843	36,735	95	65
Total — GMWB	$41,352	$41,236	$94	65	$40,514	$40,394	$96	65

GMAB	$4,307	$4,293	$1	58	$4,247	$4,234	$2	58

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2015		December 31, 2014
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,162	63	$6,076	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	1	—	116	(7)	19
Paid claims	(1)	—	—	—	(4)
Balance at March 31, 2014	$4	$6	$(267)	$(69)	$221

Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	1	—	347	6	22
Paid claims	(1)	—	—	—	(6)
Balance at March 31, 2015	$9	$7	$1,040	$(35)	$279

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2015	December 31, 2014
	(in millions)
Mutual funds:
Equity	$41,882	$41,403
Bond	25,115	25,060
Other	4,800	4,490
Total mutual funds	$71,797	$70,953

9.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings. The Company has pledged Available-for-Sale securities consisting of agency residential mortgage backed securities and commercial mortgage backed securities to collateralize its obligation under the repurchase agreements. The fair value of the securities pledged is recorded in investments and was $52 million at both March 31, 2015 and December 31, 2014. The amount of the Company’s liability including accrued interest as of both March 31, 2015 and December 31, 2014 was $50 million. The weighted average annualized interest rate on the repurchase agreements held as of both March 31, 2015 and December 31, 2014 was 0.4%.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $297 million and $298 million at March 31, 2015 and December 31, 2014, respectively. The amount of the Company’s liability including accrued interest as of both March 31, 2015 and December 31, 2014 was $150 million. The weighted average annualized interest rate on the FHLB advances held as of both March 31, 2015 and December 31, 2014 was 0.3%.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,854	$1,360	$15,214
Residential mortgage backed securities	—	3,420	39	3,459
Commercial mortgage backed securities	—	2,269	20	2,289
State and municipal obligations	—	1,116	—	1,116
Asset backed securities	—	738	119	857
Foreign government bonds and obligations	—	245	—	245
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	21,677	1,538	23,219
Common stocks	3	4	—	7
Cash equivalents	9	591	—	600
Other assets:
Interest rate derivative contracts	—	2,397	—	2,397
Equity derivative contracts	226	1,987	—	2,213
Foreign exchange derivative contracts	—	54	—	54
Other derivative contracts	—	2	—	2
Total other assets	226	4,440	—	4,666
Separate account assets	—	80,234	—	80,234
Total assets at fair value	$242	$106,946	$1,538	$108,726

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	270	270
GMWB and GMAB embedded derivatives	—	—	827	827	(2)
Total policyholder account balances, future policy benefits and claims	—	6	1,097	1,103	(1)
Other liabilities:
Interest rate derivative contracts	—	1,244	—	1,244
Equity derivative contracts	303	2,385	—	2,688
Credit derivative contracts	—	3	—	3
Foreign exchange derivative contracts	—	5	—	5
Other derivative contracts	—	14	—	14
Total other liabilities	303	3,651	—	3,954
Total liabilities at fair value	$303	$3,657	$1,097	$5,057

(1)	The Company’s adjustment for nonperformance risk resulted in a $359 million cumulative decrease to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $979 million of individual contracts in a liability position and $152 million of individual contracts in an asset position.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,830	$1,353	$15,183
Residential mortgage backed securities	—	3,483	9	3,492
Commercial mortgage backed securities	—	2,138	90	2,228
State and municipal obligations	—	1,113	—	1,113
Asset backed securities	—	786	151	937
Foreign government bonds and obligations	—	251	—	251
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	21,636	1,603	23,243
Common stocks	3	3	1	7
Cash equivalents	1	235	—	236
Other assets:
Interest rate derivative contracts	—	1,955	—	1,955
Equity derivative contracts	282	1,711	—	1,993
Foreign exchange derivative contracts	—	29	—	29
Total other assets	282	3,695	—	3,977
Separate account assets	—	79,178	—	79,178
Total assets at fair value	$290	$104,747	$1,604	$106,641

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	242	242
GMWB and GMAB embedded derivatives	—	—	479	479	(2)
Total policyholder account balances, future policy benefits and claims	—	6	721	727	(1)
Other liabilities:
Interest rate derivative contracts	—	1,136	—	1,136
Equity derivative contracts	376	2,286	—	2,662
Foreign exchange derivative contracts	—	2	—	2
Other derivative contracts	—	11	—	11
Total other liabilities	376	3,435	—	3,811
Total liabilities at fair value	$376	$3,441	$721	$4,538

(1)	The Company’s adjustment for nonperformance risk resulted in a $311 million cumulative decrease to the embedded derivatives.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Common Stocks
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603	$1
Total gains (losses) included in:
Other comprehensive income	12	—	—	—	12	(1)
Purchases	15	31	—	—	46	—
Settlements	(20)	(1)	(1)	—	(22)	—
Transfers into Level 3	—	—	6	—	6	—
Transfers out of Level 3	—	—	(75)	(32)	(107)	—
Balance, March 31, 2015	$1,360	$39	$20	$119	$1,538	$—
Changes in unrealized gains (losses) relating to assets held at March 31, 2015 included in:
Net investment income	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	14	(1)	280	(2)	294
Issues	19		64		83
Settlements	(5)		4		(1)
Balance, March 31, 2015	$270		$827		$1,097
Changes in unrealized losses relating to liabilities held at March 31, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$278		$278
Interest credited to fixed accounts	14		—		14

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2014	$1,516	$58	$30	$218	$1,822
Total gains included in:
Net income	1	—	—	—	1	(1)
Other comprehensive loss	5	—	—	—	5
Purchases	24	11	39	—	74
Sales	(11)	—	—	—	(11)
Settlements	(144)	—	—	—	(144)
Transfers out of Level 3	—	(58)	(14)	(69)	(141)
Balance, March 31, 2014	$1,391	$11	$55	$149	$1,606
Changes in unrealized gains relating to assets held at March 31, 2014 included in:
Net investment income	$—	$—	$—	$—	$—

(1)	Represents a $1 million net gain included in net realized investment gains in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	6	(1)	52	(2)	58
Issues	24		59		83
Settlements	(1)		(7)		(8)
Balance, March 31, 2014	$154		$(471)		$(317)
Changes in unrealized losses relating to liabilities held at March 31, 2014 included in:
Benefits, claims, losses and settlement expenses	$—		$52		$52
Interest credited to fixed accounts	6		—		6

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $37 million and $15 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended March 31, 2015 and 2014, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,331	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	3.5%	1.5%
IUL embedded derivatives	$270	Discounted cash flow	Nonperformance risk (1)	63		bps
GMWB and GMAB embedded derivatives	$827	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	51.1%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.4%	-	21.6%
			Nonperformance risk (1)	63		bps
			Elective contractholder strategy allocations (4)	0.0%	-	3.0%

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,311	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk (1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	51.1%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.2%	-	20.9%
			Nonperformance risk (1)	65		bps
			Elective contractholder strategy allocations (4)	0.0%	-	3.0%
.

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(4)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, state and municipal obligations, asset backed securities and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities, commercial mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Other derivative contracts consist of the Company's macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value. All other financial instruments that are reported at fair value have been included above in the tables with balances of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,225	$—	$—	$3,349	$3,349
Policy loans	811	—	—	796	796
Other investments	456	—	426	33	459

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,495	$—	$—	$13,720	$13,720
Short-term borrowings	200	—	200	—	200
Other liabilities	120	—	—	118	118
Separate account liabilities	399	—	399	—	399

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,298	$—	$—	$3,413	$3,413
Policy loans	805	—	—	793	793
Other investments	463	—	403	55	458

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Short-term borrowings	200	—	200	—	200
Other liabilities	124	—	—	121	121
Separate account liabilities	400	—	400	—	400
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$4,144	$—	$4,144	$(3,073)	$(444)	$(614)	$13
OTC cleared	473	—	473	(357)	(116)	—	—
Exchange-traded	49	—	49	—	—	—	49
Total derivatives	$4,666	$—	$4,666	$(3,430)	$(560)	$(614)	$62

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,612	$—	$3,612	$(2,934)	$(228)	$(418)	$32
OTC cleared	304	—	304	(222)	(82)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	$3,977	$—	$3,977	$(3,156)	$(310)	$(418)	$93

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,597	$—	$3,597	$(3,073)	$—	$(511)	$13
OTC cleared	357	—	357	(357)	—	—	—
Total derivatives	3,954	—	3,954	(3,430)	—	(511)	13
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$4,004	$—	$4,004	$(3,430)	$—	$(561)	$13

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,589	$—	$3,589	$(2,934)	$—	$(655)	$—
OTC cleared	222	—	222	(222)	—	—	—
Total derivatives	3,811	—	3,811	(3,156)	—	(655)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,861	$—	$3,861	$(3,156)	$—	$(705)	$—

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Assets			Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$2,397	$1,955	Other liabilities	$1,244	$1,136
Equity contracts	Other assets	2,180	1,954	Other liabilities	2,681	2,650
Credit contracts	Other assets	—	—	Other liabilities	3	—
Foreign exchange contracts	Other assets	54	29	Other liabilities	5	2
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	827	479
Total GMWB and GMAB		4,631	3,938		4,760	4,267
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	6	6
IUL	Other assets	33	39	Other liabilities	7	12
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	270	242
Other
Macro hedge program	Other assets	2	—	Other liabilities	14	11
Total other derivatives		35	39		297	271
Total derivatives		$4,666	$3,977		$5,057	$4,538

N/A	Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)
The fair value of the GMWB and GMAB embedded derivatives at March 31, 2015 included $979 million of individual contracts in a liability position and $152 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended March 31,
		2015	2014
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$386	$264
Equity contracts	Benefits, claims, losses and settlement expenses	(122)	(190)
Credit contracts	Benefits, claims, losses and settlement expenses	(9)	(10)
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	(6)	(1)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	(348)	(104)
Total GMWB and GMAB		(99)	(41)
Other derivatives:
Interest rate
Tax hedge	Net investment income	—	3
Equity
IUL	Interest credited to fixed accounts	1	5
IUL embedded derivatives	Interest credited to fixed accounts	(9)	(6)
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	(6)	13
Total other derivatives		(14)	15
Total derivatives		$(113)	$(26)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At March 31, 2015 and December 31, 2014, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $139.1 billion and $132.0 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2015 (1)	$298	$55
2016	314	66
2017	255	68
2018	185	91
2019	240	86
2020-2026	525	142
Total	$1,817	$508

(1)	2015 amounts represent the amounts payable and receivable for the period from April 1, 2015 to December 31, 2015.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $2.1 billion and $1.2 billion at March 31, 2015 and December 31, 2014, respectively.
EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.1 billion and $953 million at March 31, 2015 and December 31, 2014, respectively.
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
Cash Flow Hedges
The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the three months ended March 31, 2015, the Company held no derivatives that were designated as cash flow hedges.
At March 31, 2015, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the three months ended March 31, 2015 and 2014, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months ended March 31, 2015 and 2014, amounts recognized in earnings on derivative transactions that were ineffective were not material.
The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in AOCI:

	2015	2014
	(in millions)
Net unrealized derivative losses at January 1	$(12)	$(17)
Reclassification of realized losses (1)	2	2
Income tax provision	(1)	(1)
Net unrealized derivative losses at March 31	$(11)	$(16)

(1)	Loss reclassified from AOCI to net investment income on the Consolidated Statements of Income.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2015 and

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

December 31, 2014, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $395 million and $367 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2015 and December 31, 2014 was $382 million and $367 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2015 and December 31, 2014 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $13 million and nil, respectively.

13.	Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

		Three Months Ended March 31,
AOCI Reclassification	Location of (Gain) Loss Recognized in Income	2015	2014
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net realized investment gains	$(12)	$(4)
Tax expense	Income tax provision	4	1
Net of tax		$(8)	$(3)
Losses on cash flow hedges:
Swaptions	Net investment income	$2	$2
Tax benefit	Income tax provision	(1)	(1)
Net of tax		$1	$1
See Note 4 for additional information related to the impact of DAC, DSIC, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

14.	Income Taxes
The Company’s effective tax rate was 18.5% and 11.2% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the prior year period was the result of an $18 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $7 million which will expire beginning December 31, 2015.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business including the ability to generate capital gains. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $8 million at both March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014, the Company had $161 million and $160 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $7 million, net of federal tax benefits, of unrecognized tax benefits at both March 31, 2015 and December 31, 2014 would affect the effective tax rate.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net decrease of $1 million in interest and penalties for the three months ended March 31, 2015 and 2014, respectively. At both March 31, 2015 and December 31, 2014, the Company had a payable of $40 million related to accrued interest and penalties.
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

15.	Guarantees and Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both March 31, 2015 and December 31, 2014, the estimated liability was $14 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
In September 2011, the California Department of Insurance (“CA DOI”) issued an Order to Show Cause administrative action against RiverSource Life Insurance Company alleging that certain claims handling practices reviewed in a 2007-2008 market conduct exam did not comply with applicable law. In August 2014, RiverSource Life Insurance Company and the CA DOI reached an agreement in principle to settle all pending allegations for $800,000, with the exception of a single allegation related to certain coverage determinations made under long term care insurance policies issued between 1989-1992. An administrative hearing on this remaining allegation concluded in November 2014, and in April 2015 a decision was issued by the California Insurance Commissioner resolving the matter in favor of RiverSource Life Insurance Company, finding no violations of the California Insurance Code and no penalties warranted against RiverSource Life Insurance Company.

RIVERSOURCE LIFE INSURANCE COMPANY

ITEM 2.	MANAGEMENT’S NARRATIVE ANALYSIS
The following narrative analysis of RiverSource Life Insurance Company’s consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Item 1. RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The Company’s narrative analysis should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 24, 2015 (“2014 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
Critical Accounting Policies
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies” in the Company’s 2014 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Three Months Ended March 31, 2015 and 2014
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,
	2015	2014	Change
	(in millions, except percentages)
Revenues
Premiums	$97	$104	$(7)	(7)%
Net investment income	306	333	(27)	(8)
Policy and contract charges	460	447	13	3
Other revenues	104	95	9	9
Net realized investment gains	10	4	6	NM
Total revenues	977	983	(6)	(1)
Benefits and expenses
Benefits, claims, losses and settlement expenses	306	208	98	47
Interest credited to fixed accounts	172	186	(14)	(8)
Amortization of deferred acquisition costs	55	71	(16)	(23)
Other insurance and operating expenses	182	182	—	—
Total benefits and expenses	715	647	68	11
Pretax income	262	336	(74)	(22)
Income tax provision	49	38	11	29
Net income	$213	$298	$(85)	(29)%
NM  Not Meaningful.
Overview
Net income decreased $85 million or 29% to $213 million for the three months ended March 31, 2015 compared to $298 million for the prior year period. Pretax income decreased $74 million or 22% to $262 million for the three months ended March 31, 2015 compared to $336 million for the prior year period primarily reflecting a $32 million long term care (“LTC”) reserve increase, the market impact on variable annuity guaranteed benefits (net of hedges and the related deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization), a $27 million benefit in the prior year period from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $2 million benefit in the current period partially offset the impact of market appreciation. The market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $38 million for the three months ended March 31, 2015, compared to an expense of $3 million for the prior year period.
The Company’s variable annuity account balances increased 3% to $77.9 billion at March 31, 2015 compared to the prior year period due to market appreciation, partially offset by net outflows of $1.7 billion.
The Company’s fixed annuity account balances declined 10% to $11.7 billion at March 31, 2015 compared to the prior year period reflecting limited sales from low rates and higher lapse rates related to the re-pricing of the five-year guarantee block during 2014, a portion of which came out of its surrender charge period during the first quarter of 2015. As of March 31, 2014, approximately $3.0 billion of the $4.1 billion five-year guarantee block was re-priced. The change in crediting rates decreased the level of spread compression in both periods.
During the quarter, the Company conducted a review of its LTC reserve for unpaid amounts on reported claims based on additional information it received from Genworth Financial, Inc., which reinsures 50% of the Company’s LTC business and administers all of its claims. Based on this information, along with a review of the discount rate, management’s best estimate for LTC claims reserves resulted in a net $32 million increase. The most significant drivers of the reserve increase were updates to the benefit utilization rates and claims termination rates, partially offset by a $15 million benefit from a higher discount rate. The Company is finalizing its review of LTC claims experience which is expected to be completed in the second quarter. The Company also increased the discount rate for its disability income (“DI”) reserve for unpaid amounts on reported claims, which resulted in a $7 million reserve decrease. The current discount rates are based on the average interest rates earned on assets supporting the liability and were 6.25% and 5.0% for LTC and DI, respectively, at March 31, 2015.

RIVERSOURCE LIFE INSURANCE COMPANY

Revenues
Total revenues decreased $6 million or 1% to $977 million for the three months ended March 31, 2015 compared to $983 million for the prior year period.
Premiums decreased $7 million or 7% to $97 million for the three months ended March 31, 2015 compared to $104 million for the prior year period. The decrease was primarily due to lower sales of immediate annuities with life contingencies.
Net investment income decreased $27 million or 8% to $306 million for the three months ended March 31, 2015 compared to $333 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Other revenues increased $9 million or 9% to $104 million for the three months ended March 31, 2015 compared to $95 million for the prior year period reflecting higher marketing support due to higher average separate account balances driven by positive market performance.
Net realized investment gains were $10 million for the three months ended March 31, 2015 compared to net realized investment gains of $4 million for the prior year period. For the three months ended March 31, 2015, net realized gains of $12 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by a $1 million increase in the provision for loan losses on syndicated loans. For the three months ended March 31, 2014, net realized gains of $5 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $1 million which primarily related to the Company's decision to sell a corporate debt security.
Benefits and Expenses
Total benefits and expenses increased $68 million or 11% to $715 million for the three months ended March 31, 2015 compared to $647 million for the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses partially offset by a decrease in interest credited to fixed accounts and amortization of DAC.
Benefits, claims, losses and settlement expenses increased $98 million or 47% to $306 million for the three months ended March 31, 2015 compared to $208 million for the prior year period primarily reflecting the following items:

•
A $5 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $32 million benefit in the first quarter of 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds compared to $3 million in the first quarter of 2015.

•	A $32 million increase in LTC reserves in the first quarter of 2015.

•	A $7 million favorable impact from a change in the discount rate for DI products in the first quarter of 2015.

•
A $29 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $44 million for the first quarter of 2015 compared to $15 million for the prior year period.

•
A $71 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $238 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $167 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and no DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were down in the first quarter of 2015 and 2014, but decreased more in the first quarter of 2015 resulting in a larger unfavorable change in the variable annuity guaranteed living benefits liability compared to the prior year period, partially offset by a larger favorable change in the related hedge assets compared to the prior year period.

•
Equity market volatility impacts on the variable annuity guaranteed living benefits liability resulted in an increase in expense in the first quarter of 2015 compared to a decrease in expense in the prior year period. This unfavorable change was partially offset by a decrease in expense in the first quarter of 2015 compared to an increase in expense in the prior year period from equity market volatility impacts on the related hedge assets.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY

Interest credited to fixed accounts decreased $14 million or 8% to $172 million for the three months ended March 31, 2015 compared to $186 million for the prior year period primarily due to lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $1.2 billion or 9% to $11.9 billion for the three months ended March 31, 2015 compared to the prior year period due to net outflows reflecting limited new sales from low rates and higher lapse rates. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the three months ended March 31, 2015 compared to 3.3% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Amortization of DAC decreased $16 million or 23% to $55 million for the three months ended March 31, 2015 compared to $71 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $5 million for the first quarter of 2015 compared to an expense of $2 million in the prior year period.

•
The impact on DAC from actual versus expected market performance based on the Company's view of bond and equity performance was a benefit of $9 million for the first quarter of 2015 compared to a benefit of $6 million for the prior year period.

•
A $4 million decrease in expenses compared to the prior year period from the DAC offset related to policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds.

Income Taxes
The Company’s effective tax rate was 18.5% for the three months ended March 31, 2015, compared to 11.2% for the three months ended March 31, 2014. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the prior year period was the result of an $18 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2017 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $1.6 billion and 4.7%, respectively, as of March 31, 2015. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.5 billion and had a weighted average yield of 3.9% as of March 31, 2015. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the

RIVERSOURCE LIFE INSURANCE COMPANY

Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2015 was approximately 3.5%.
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
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of March 31, 2015 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$2.2	$1.0	$0.4	$0.2	$0.1	$3.9
2% - 2.99%	0.5	—	—	—	—	0.5
3% - 3.99%	9.2	—	—	—	—	9.2
4% - 5.00%	5.5	—	—	—	—	5.5
Total	$17.4	$1.0	$0.4	$0.2	$0.1	$19.1

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	88%	34%	46%	74%	97%
> 12 months to 24 months (2)	—	5	32	19	26	1
> 24 months (2)	—	7	34	35	—	2
Total	100%	100%	100%	100%	100%	100%

(1)	Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.

(2)	Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2015:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(89)	$—	$(89)
DAC and DSIC amortization (1) (2)	(99)	—	(99)
Variable annuity riders:
GMDB and GMIB (2)	(104)	—	(104)
GMWB	(241)	250	9
GMAB	(35)	36	1
DAC and DSIC amortization (3)	N/A	N/A	(1)
Total variable annuity riders	(380)	286	(95)
Macro hedge program (4)	—	2	2
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	26	(24)	2
Total	$(541)	$263	$(279)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(25)	$—	$(25)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	947	(1,039)	(92)
GMAB	30	(33)	(3)
DAC and DSIC amortization (3)	N/A	N/A	12
Total variable annuity riders	977	(1,072)	(83)
Macro hedge program (4)	—	13	13
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	39	—	39
Indexed universal life insurance	39	1	40
Total	$1,030	$(1,058)	$(16)

N/A	Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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

RIVERSOURCE LIFE INSURANCE COMPANY

The above results compare to an estimated negative net impact to pretax income of $284 million related to a 10% equity price decline and an estimated net impact to pretax income of nil related to a 100 basis point increase in interest rates as of December 31, 2014.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2015. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $183 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2015 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both March 31, 2015 and December 31, 2014 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. At both March 31, 2015 and

RIVERSOURCE LIFE INSURANCE COMPANY

December 31, 2014, the Company had borrowings of $150 million from the FHLB which is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Cash dividends paid to Ameriprise Financial	$225	$150
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	March 31, 2015	December 31, 2014	December 31, 2014
		(in millions)
RiverSource Life Insurance Company	$3,738	$3,614	$595
RiverSource Life Insurance Co. of New York	331	312	59

(1)
Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.

(2)	Regulatory capital requirement is based on the statutory risk-based capital filing.
Contractual Commitments
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2014 10-K.
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

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2014 10-K and Part II, Item 1A of this Form 10-Q.

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered

RIVERSOURCE LIFE INSURANCE COMPANY

by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2015.
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
The Company is including the following revised risk factor, which should be read in conjunction with the description of risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2014 10-K:
RiverSource Life’s business is regulated heavily, and changes to the laws and regulations may have an adverse effect on RiverSource Life’s operations, reputation and financial condition.
RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of RiverSource Life’s Annual Report for the year ended December 31, 2014 on Form 10-K - “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Any enforcement actions, investigations or other proceedings brought against RiverSource Life or its subsidiaries, directors, employees and affiliated employees and agents by its regulators may result in fines, injunctions or other disciplinary actions that could harm RiverSource Life’s reputation or impact its results of operations. Further, any changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its financial condition and operations. Such changes may impact the operations and profitability of RiverSource Life, including with respect to the scope of products and services provided and the incurrence of additional costs of doing business. Ongoing changes to regulation and oversight of the insurance industry may produce results, the full impact of which cannot be immediately ascertained. In addition, RiverSource Life continues to see enhanced legislative and regulatory interest regarding retirement investing, and RiverSource Life will continue to closely review and monitor any legislative or regulatory proposals and changes. Any incremental requirements, costs and risks imposed on RiverSource Life in connection with such current or future legislative or regulatory changes, may constrain its ability to market its products to potential customers, and could negatively impact its profitability and make it more difficult for RiverSource Life to pursue its growth strategy.
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
On April 20, 2015, the Department of Labor proposed regulations seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in 401(k) plans and IRAs. Qualified accounts, specifically IRAs, make up a significant portion of RiverSource Life’s annuity product sales. RiverSource Life is currently reviewing and analyzing the potential impact of the proposed regulations on its clients and prospective clients who save through retirement accounts, as well as the potential impact on its business. These regulations focus on conflicts of interest related to investment recommendations made by financial advisors to clients holding qualified accounts and also on how financial advisors are able to discuss IRA rollovers.  These proposed regulations are subject to a 75-day public comment period ending on July 6, 2015. The Department of Labor has announced that there will be a public hearing within 30 days after the end of the public comment period and that the comment period will be reopened after the hearing. RiverSource Life cannot predict whether or when the regulations may be finalized, or how any final regulations may differ from the proposed regulation.  If final regulations were to be issued with provisions substantially similar to the proposed regulation, they could impact how RiverSource Life compensates the financial advisors who sell its annuity products, which could negatively impact its results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY

RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life's financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method when adopted by 42 jurisdictions that account for at least 75% of U.S. insurance premiums combined. To date, 29 states have adopted the valuation manual. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation, such as the option of federally chartered insurers or a mandated federal systemic risk regulator or future initiatives of the FIO with the Department of the Treasury, may have on RiverSource Life or its competitors. For additional discussion on the role and activities of the FIO, see Item 1 of RiverSource Life’s Annual Report for the year ended December 31, 2014 on Form 10-K — “Regulation”.
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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 4, 2015	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	May 4, 2015	By	/s/ Brian J. McGrane
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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Shareholder’s Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

______________________________________

*	Filed electronically herewith.

E-1