Form 10-Q
period 2015-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2015-08-03
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common Stock (par value $30 per share)	100,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2015, $21,023; 2014, $21,354)	$22,478	$23,243
Common stocks, at fair value (cost: 2015 and 2014, $2)	7	7
Mortgage loans, at amortized cost (less allowance for loan losses: 2015, $21; 2014, $23)	3,233	3,298
Policy loans	816	805
Other investments	962	987
Total investments	27,496	28,340
Cash and cash equivalents	239	307
Reinsurance recoverables	2,346	2,268
Other receivables	183	206
Accrued investment income	247	255
Deferred acquisition costs	2,624	2,576
Other assets	4,467	5,006
Separate account assets	79,326	79,178
Total assets	$116,928	$118,136

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$28,744	$29,805
Short-term borrowings	200	200
Other liabilities	4,561	4,650
Separate account liabilities	79,326	79,178
Total liabilities	112,831	113,833
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,465	2,464
Retained earnings	1,048	1,107
Accumulated other comprehensive income, net of tax	581	729
Total shareholder’s equity	4,097	4,303
Total liabilities and shareholder’s equity	$116,928	$118,136
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Premiums	$108	$110	$205	$214
Net investment income	302	323	608	656
Policy and contract charges	475	465	935	912
Other revenues	113	99	217	194
Net realized investment gains	6	1	16	5
Total revenues	1,004	998	1,981	1,981
Benefits and expenses
Benefits, claims, losses and settlement expenses	275	280	581	488
Interest credited to fixed accounts	160	175	332	361
Amortization of deferred acquisition costs	74	61	129	132
Other insurance and operating expenses	187	190	369	372
Total benefits and expenses	696	706	1,411	1,353
Pretax income	308	292	570	628
Income tax provision	55	49	104	87
Net income	$253	$243	$466	$541

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(1)	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	1	—
Net impairment losses recognized in net realized investment gains	$—	$—	$—	$(1)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$253	$243	$466	$541
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(411)	214	(271)	422
Reclassification of net securities gains included in net income	(3)	—	(11)	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	201	(76)	132	(167)
Total net unrealized gains (losses) on securities	(213)	138	(150)	252
Net unrealized losses on derivatives:
Reclassification of net derivative losses included in net income	1	1	2	2
Total net unrealized losses on derivatives	1	1	2	2
Total other comprehensive income (loss), net of tax	(212)	139	(148)	254
Total comprehensive income	$41	$382	$318	$795
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2014	$3	$2,463	$1,042	$650	$4,158
Comprehensive income:
Net income	—	—	541	—	541
Other comprehensive income, net of tax	—	—	—	254	254
Total comprehensive income					795
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at June 30, 2014	$3	$2,464	$1,283	$904	$4,654

Balances at January 1, 2015	$3	$2,464	$1,107	$729	$4,303
Comprehensive income:
Net income	—	—	466	—	466
Other comprehensive loss, net of tax	—	—	—	(148)	(148)
Total comprehensive income					318
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(525)	—	(525)
Balances at June 30, 2015	$3	$2,465	$1,048	$581	$4,097
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$466	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	5	4
Deferred income tax expense (benefit)	87	(72)
Contractholder and policyholder charges, non-cash	(165)	(164)
Loss from equity method investments	18	12
Net realized investment gains	(17)	(6)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	1	1
Changes in operating assets and liabilities:
Deferred acquisition costs	(1)	3
Policyholder account balances, future policy benefits and claims, net	(73)	372
Derivatives, net of collateral	260	(253)
Reinsurance recoverables	(70)	(66)
Other receivables	18	5
Accrued investment income	8	10
Other, net	297	(97)
Net cash provided by operating activities	834	290

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	53	229
Maturities, sinking fund payments and calls	1,600	1,290
Purchases	(1,245)	(574)
Proceeds from maturities and repayments of mortgage loans	314	277
Funding of mortgage loans	(242)	(256)
Proceeds from sales and collections of other investments	53	76
Purchase of other investments	(59)	(183)
Purchase of land, buildings, equipment and software	(5)	(2)
Change in policy loans, net	(11)	(18)
Advance on line of credit to Ameriprise Financial, Inc.	—	(15)
Repayment from Ameriprise Financial, Inc. on line of credit	—	15
Other, net	44	7
Net cash provided by investing activities	502	846
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(in millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$984	$1,021
Net transfers to separate accounts	(102)	(109)
Surrenders and other benefits	(1,566)	(1,363)
Change in short-term borrowings, net	—	(301)
Proceeds from line of credit with Ameriprise Financial, Inc.	6	42
Payments on line of credit with Ameriprise Financial, Inc.	(6)	(192)
Tax adjustment on share-based incentive compensation plan	1	1
Cash received for purchased options with deferred premiums	8	7
Cash paid for purchased options with deferred premiums	(204)	(218)
Cash dividend to Ameriprise Financial, Inc.	(525)	(300)
Net cash used in financing activities	(1,404)	(1,412)
Net decrease in cash and cash equivalents	(68)	(276)
Cash and cash equivalents at beginning of period	307	344
Cash and cash equivalents at end of period	$239	$68

Supplemental Disclosures:
Income taxes paid (received), net	$(220)	$331
Interest paid on borrowings	—	1
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	9	—

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
Adoption of New Accounting Standards
Transfers and Servicing
In June 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to transfers and servicing. The update requires repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The standard requires disclosures related to transfers of financial assets accounted for as sales in transactions that are similar to repurchase agreements. The standard also requires disclosures on the remaining contractual maturity of the agreements, disaggregation of the gross obligation by class of collateral pledged and potential risks associated with the agreements and the related collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The standard is effective for interim and annual periods beginning after December 15, 2014, except for the disclosure requirements for repurchase agreements, security lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings which are effective for interim periods beginning after March 15, 2015. The standard requires entities to present changes in accounting for transactions outstanding at the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the standard did not have any effect on the Company’s consolidated financial condition and results of operations. See Note 9 and Note 11 for the required disclosures.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Future Adoption of New Accounting Standards
Fair Value Measurement – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB updated the accounting standards related to fair value measurement. The update applies to investments that are measured at net asset value (“NAV”). The standard eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. In addition, the update limits disclosures to investments for which the entity elected to measure the fair value using the practical expedient rather than all eligible investments. The standard is effective for interim and annual periods beginning after December 15, 2015. The standard should be applied retrospectively to all periods presented and early adoption is permitted. There will be no impact of the standard to the Company’s consolidated financial condition and results of operations.
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
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $494 million and $504 million as of June 30, 2015 and December 31, 2014, respectively. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

exposure to loss as a result of its investment in these structured investments is limited to its carrying value. The carrying value is included in Available-for-Sale fixed maturities on the consolidated balance sheets. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments. See Note 4 for additional information about these structured investments.

4.	Investments
Available-for-Sale securities distributed by type were as follows:

	June 30, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,717	$1,211	$(76)	$14,852	$3
Residential mortgage backed securities	3,219	116	(39)	3,296	(8)
Commercial mortgage backed securities	2,115	90	(10)	2,195	—
State and municipal obligations	940	138	(29)	1,049	—
Asset backed securities	770	40	(2)	808	—
Foreign government bonds and obligations	225	20	(6)	239	—
U.S. government and agencies obligations	37	2	—	39	—
Total fixed maturities	21,023	1,617	(162)	22,478	(5)
Common stocks	2	5	—	7	3
Total	$21,025	$1,622	$(162)	$22,485	$(2)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,763	$1,474	$(54)	$15,183	$3
Residential mortgage backed securities	3,374	150	(32)	3,492	(9)
Commercial mortgage backed securities	2,116	115	(3)	2,228	—
State and municipal obligations	947	191	(25)	1,113	—
Asset backed securities	882	56	(1)	937	—
Foreign government bonds and obligations	236	21	(6)	251	—
U.S. government and agencies obligations	36	3	—	39	—
Total fixed maturities	21,354	2,010	(121)	23,243	(6)
Common stocks	2	5	—	7	3
Total	$21,356	$2,015	$(121)	$23,250	$(3)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of both June 30, 2015 and December 31, 2014, investment securities with a fair value of $1.2 billion were pledged to meet contractual obligations under derivative contracts and short-term borrowings.
As of both June 30, 2015 and December 31, 2014, fixed maturity securities comprised approximately 82% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2015 and December 31, 2014, approximately $1.1 billion and $1.2 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	June 30, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,850	$5,030	22%	$5,111	$5,374	23%
AA	953	1,104	5	967	1,158	5
A	4,076	4,537	20	4,452	5,062	22
BBB	9,628	10,300	46	9,328	10,165	44
Below investment grade	1,516	1,507	7	1,496	1,484	6
Total fixed maturities	$21,023	$22,478	100%	$21,354	$23,243	100%
At June 30, 2015 and December 31, 2014, approximately 47% and 46%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	164	$2,269	$(67)	15	$156	$(9)	179	$2,425	$(76)
Residential mortgage backed securities	30	522	(8)	55	562	(31)	85	1,084	(39)
Commercial mortgage backed securities	41	507	(9)	3	49	(1)	44	556	(10)
State and municipal obligations	10	34	(2)	2	100	(27)	12	134	(29)
Asset backed securities	10	132	(2)	2	13	—	12	145	(2)
Foreign government bonds and obligations	3	7	—	13	24	(6)	16	31	(6)
Total	258	$3,471	$(88)	90	$904	$(74)	348	$4,375	$(162)

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	106	$1,093	$(36)	40	$689	$(18)	146	$1,782	$(54)
Residential mortgage backed securities	17	138	(2)	55	670	(30)	72	808	(32)
Commercial mortgage backed securities	9	80	—	9	95	(3)	18	175	(3)
State and municipal obligations	1	5	—	2	102	(25)	3	107	(25)
Asset backed securities	5	52	—	3	32	(1)	8	84	(1)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	142	$1,378	$(39)	123	$1,615	$(82)	265	$2,993	$(121)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$33	$54	$33	$54
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	—	—
Ending balance	$33	$54	$33	$54
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
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in AOCI:

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2014	$1,033	$(366)	$667
Net unrealized securities gains arising during the period (1)	653	(231)	422
Reclassification of net securities gains included in net income	(5)	2	(3)
Impact of other adjustments	(257)	90	(167)
Balance at June 30, 2014	$1,424	$(505)	$919	(2)

Balance at January 1, 2015	$1,148	$(407)	$741
Net unrealized securities losses arising during the period (1)	(417)	146	(271)
Reclassification of net securities gains included in net income	(17)	6	(11)
Impact of other adjustments	203	(71)	132
Balance at June 30, 2015	$917	$(326)	$591	(2)

(1)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

(2)	Includes $1 million and $3 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at June 30, 2015 and 2014, respectively.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Gross realized investment gains	$5	$3	$22	$9
Gross realized investment losses	—	(2)	(5)	(3)
Other-than-temporary impairments	—	—	—	(1)
Total	$5	$1	$17	$5
Other-than-temporary impairments for the six months ended June 30, 2014 primarily related to timing of the Company's decision to sell and subsequent disposition of a corporate debt security.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale securities by contractual maturity at June 30, 2015 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,012	$1,036
Due after one year through five years	5,203	5,652
Due after five years through 10 years	5,069	5,212
Due after 10 years	3,635	4,279
	14,919	16,179
Residential mortgage backed securities	3,219	3,296
Commercial mortgage backed securities	2,115	2,195
Asset backed securities	770	808
Common stocks	2	7
Total	$21,025	$22,485
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities	$262	$278	$526	$564
Mortgage loans	46	45	91	91
Other investments	3	8	8	17
	311	331	625	672
Less: investment expenses	9	8	17	16
Total	$302	$323	$608	$656

5.	Financing Receivables
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
The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2015	2014
	(in millions)
Beginning balance	$28	$28
Charge-offs	(2)	(2)
Provisions	1	—
Ending balance	$27	$26

Individually evaluated for impairment	$6	$8
Collectively evaluated for impairment	21	18

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The recorded investment in commercial and residential mortgage loans and syndicated loans by impairment method was as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Individually evaluated for impairment	$33	$32
Collectively evaluated for impairment	3,661	3,740
Total	$3,694	$3,772
As of June 30, 2015 and December 31, 2014, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $13 million and $4 million, respectively.
During the three months ended June 30, 2015 and 2014, the Company purchased $24 million and $25 million, respectively, and sold $1 million and $6 million, respectively, of syndicated loans. During the six months ended June 30, 2015 and 2014, the Company purchased $36 million and $90 million, respectively, and sold $7 million and $10 million, respectively, consisting primarily of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $8 million and $10 million as of June 30, 2015 and December 31, 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both June 30, 2015 and December 31, 2014. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Pacific	$712	$673	27%	26%
South Atlantic	707	710	27	27
Mountain	245	236	9	9
West North Central	224	223	9	8
East North Central	207	237	8	9
Middle Atlantic	196	210	7	8
West South Central	145	151	6	6
New England	121	130	5	5
East South Central	59	62	2	2
	2,616	2,632	100%	100%
Less: allowance for loan losses	21	23
Total	$2,595	$2,609

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in millions)
Retail	$929	$956	35%	36%
Office	517	535	20	20
Apartments	473	473	18	18
Industrial	442	447	17	17
Mixed use	45	46	2	2
Hotel	37	32	1	1
Other	173	143	7	6
	2,616	2,632	100%	100%
Less: allowance for loan losses	21	23
Total	$2,595	$2,609
Residential Mortgage Loans
The recorded investment in residential mortgage loans at June 30, 2015 and December 31, 2014 was $638 million and $689 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of June 30, 2015 and December 31, 2014, no allowance for loan losses was recorded.
Residential mortgage loans are presented net of unamortized discount of $27 million and $34 million as of June 30, 2015 and December 31, 2014, respectively.
As of both June 30, 2015 and December 31, 2014, approximately 5% of residential mortgage loans had FICO scores below 640. As of both June 30, 2015 and December 31, 2014, approximately 1% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 37% of the portfolio as of both June 30, 2015 and December 31, 2014. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans at June 30, 2015 and December 31, 2014 was $440 million and $451 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at both June 30, 2015 and December 31, 2014 were $3 million.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of June 30, 2015 and December 31, 2014. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2015 and 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2015	2014
	(in millions)
Balance at January 1	$2,576	$2,633
Capitalization of acquisition costs	130	129
Amortization	(129)	(132)
Impact of change in net unrealized securities losses (gains)	47	(52)
Balance at June 30	$2,624	$2,578

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balances of and changes in DSIC, which are included in other assets, were as follows:

	2015	2014
	(in millions)
Balance at January 1	$361	$409
Capitalization of sales inducement costs	2	3
Amortization	(25)	(25)
Impact of change in net unrealized securities losses (gains)	7	(8)
Balance at June 30	$345	$379

7.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Policyholder account balances
Fixed annuities	$11,734	$12,700
Variable annuity fixed sub-accounts	4,874	4,860
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,872	2,856
Indexed universal life (“IUL”) insurance	661	534
Other life insurance	812	840
Total policyholder account balances	20,953	21,790
Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	468	693
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (1)	(45)	(41)
Other annuity liabilities	48	115
Fixed annuities life contingent liabilities	1,504	1,511
Equity indexed annuities (“EIA”)	29	29
Life, disability income and long term care insurance	5,173	5,106
VUL/UL and other life insurance additional liabilities	438	437
Total future policy benefits	7,615	7,850
Policy claims and other policyholders’ funds	176	165
Total policyholder account balances, future policy benefits and claims	$28,744	$29,805

(1)	Includes the value of GMAB embedded derivatives that was a net asset at both June 30, 2015 and December 31, 2014 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(in millions)
Variable annuity	$72,264	$72,125
VUL insurance	7,026	7,016
Other insurance	36	37
Total	$79,326	$79,178

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2015				December 31, 2014
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$56,176	$54,345	$47	64	$55,378	$53,565	$24	64
Five/six-year reset	10,008	7,462	31	65	10,360	7,821	28	64
One-year ratchet	7,223	6,846	69	67	7,392	7,006	39	66
Five-year ratchet	1,734	1,677	4	63	1,773	1,717	2	63
Other	926	909	45	70	959	941	38	70
Total — GMDB	$76,067	$71,239	$196	64	$75,862	$71,050	$131	64

GGU death benefit	$1,097	$1,045	$123	67	$1,072	$1,019	$123	67

GMIB	$310	$288	$10	67	$343	$321	$9	67

GMWB:
GMWB	$3,478	$3,467	$1	68	$3,671	$3,659	$1	68
GMWB for life	37,753	37,629	137	66	36,843	36,735	95	65
Total — GMWB	$41,231	$41,096	$138	66	$40,514	$40,394	$96	65

GMAB	$4,246	$4,229	$5	58	$4,247	$4,234	$2	58

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2015		December 31, 2014
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,258	63	$6,076	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	2	—	252	(14)	39
Paid claims	(2)	—	—	—	(9)
Balance at June 30, 2014	$4	$6	$(131)	$(76)	$236

Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	1	—	(225)	(4)	45
Paid claims	(1)	—	—	—	(12)
Balance at June 30, 2015	$9	$7	$468	$(45)	$296

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2015	December 31, 2014
	(in millions)
Mutual funds:
Equity	$41,180	$41,403
Bond	24,736	25,060
Other	5,062	4,490
Total mutual funds	$70,978	$70,953

9.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of June 30, 2015 and December 31, 2014, the Company has pledged $23 million and $18 million, respectively, of agency residential mortgage backed securities and $29 million and $34 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both June 30, 2015 and December 31, 2014 was $50 million. The remaining maturity of outstanding repurchase agreements was less than two months as of June 30, 2015 and less than four months as of December 31, 2014. The weighted average annualized interest rate on the repurchase agreements held as of both June 30, 2015 and December 31, 2014 was 0.4%.

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $303 million and $298 million as of June 30, 2015 and December 31, 2014, respectively. The amount of the Company’s liability including accrued interest as of both June 30, 2015 and December 31, 2014 was $150 million. The remaining maturity of outstanding FHLB advances was less than three months as of June 30, 2015 and less than two months as of December 31, 2014. The weighted average annualized interest rate on the FHLB advances held as of both June 30, 2015 and December 31, 2014 was 0.3%.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,513	$1,339	$14,852
Residential mortgage backed securities	—	3,288	8	3,296
Commercial mortgage backed securities	—	2,161	34	2,195
State and municipal obligations	—	1,049	—	1,049
Asset backed securities	—	690	118	808
Foreign government bonds and obligations	—	239	—	239
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	20,975	1,499	22,478
Common stocks	3	4	—	7
Cash equivalents	50	163	—	213
Other assets:
Interest rate derivative contracts	—	1,574	—	1,574
Equity derivative contracts	226	1,836	—	2,062
Credit derivative contracts	—	9	—	9
Foreign exchange derivative contracts	—	42	—	42
Other derivative contracts	—	15	—	15
Total other assets	226	3,476	—	3,702
Separate account assets	—	79,326	—	79,326
Total assets at fair value	$283	$103,944	$1,499	$105,726

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	292	292
GMWB and GMAB embedded derivatives	—	—	235	235	(1)
Total policyholder account balances, future policy benefits and claims	—	6	527	533	(2)
Other liabilities:
Interest rate derivative contracts	—	1,021	—	1,021
Equity derivative contracts	307	2,273	—	2,580
Foreign exchange derivative contracts	—	5	—	5
Other derivative contracts	—	13	—	13
Total other liabilities	307	3,312	—	3,619
Total liabilities at fair value	$307	$3,318	$527	$4,152

(1)	The fair value of the GMWB and GMAB embedded derivatives included $541 million of individual contracts in a liability position and $306 million of individual contracts in an asset position.

(2)	The Company’s adjustment for nonperformance risk resulted in a $300 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,830	$1,353	$15,183
Residential mortgage backed securities	—	3,483	9	3,492
Commercial mortgage backed securities	—	2,138	90	2,228
State and municipal obligations	—	1,113	—	1,113
Asset backed securities	—	786	151	937
Foreign government bonds and obligations	—	251	—	251
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	21,636	1,603	23,243
Common stocks	3	3	1	7
Cash equivalents	1	235	—	236
Other assets:
Interest rate derivative contracts	—	1,955	—	1,955
Equity derivative contracts	282	1,711	—	1,993
Foreign exchange derivative contracts	—	29	—	29
Total other assets	282	3,695	—	3,977
Separate account assets	—	79,178	—	79,178
Total assets at fair value	$290	$104,747	$1,604	$106,641

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	242	242
GMWB and GMAB embedded derivatives	—	—	479	479	(1)
Total policyholder account balances, future policy benefits and claims	—	6	721	727	(2)
Other liabilities:
Interest rate derivative contracts	—	1,136	—	1,136
Equity derivative contracts	376	2,286	—	2,662
Foreign exchange derivative contracts	—	2	—	2
Other derivative contracts	—	11	—	11
Total other liabilities	376	3,435	—	3,811
Total liabilities at fair value	$376	$3,441	$721	$4,538

(1)	The fair value of the GMWB and GMAB embedded derivatives included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

(2)	The Company’s adjustment for nonperformance risk resulted in a $311 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2015	$1,360	$39	$20	$119	$1,538
Total losses included in:
Other comprehensive income	(19)	—	—	—	(19)
Purchases	36	—	31	1	68
Settlements	(38)	—	(1)	(2)	(41)
Transfers out of Level 3	—	(31)	(16)	—	(47)
Balance, June 30, 2015	$1,339	$8	$34	$118	$1,499
Changes in unrealized gains (losses) relating to assets held at June 30, 2015 included in:
Net investment income	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives	GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2015	$270	$827		$1,097
Total gains included in:
Net income	—	(659)	(1)	(659)
Issues	26	64		90
Settlements	(4)	3		(1)
Balance, June 30, 2015	$292	$235		$527
Changes in unrealized gains relating to liabilities held at June 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—	$(651)		$(651)

(1)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Common Stocks	Other Assets: Other Derivatives Contracts
	(in millions)
Balance, April 1, 2014	$1,391	$11	$55	$149	$1,606	$—	$—
Total gains included in:
Other comprehensive income	10	—	—	1	11	—	—
Purchases	33	—	—	—	33	1	1
Settlements	(58)	(1)	—	(1)	(60)	—	—
Transfers out of Level 3	—	—	(40)	—	(40)	—	—
Balance, June 30, 2014	$1,376	$10	$15	$149	$1,550	$1	$1
Changes in unrealized gains (losses) relating to assets held at June 30, 2014 included in:
Net investment income	$—	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2014	$154		$(471)		$(317)
Total losses included in:
Net income	8	(1)	68	(2)	76
Issues	24		60		84
Settlements	(2)		(4)		(6)
Balance, June 30, 2014	$184		$(347)		$(163)
Changes in unrealized losses relating to liabilities held at June 30, 2014 included in:
Benefits, claims, losses and settlement expenses	$—		$67		$67
Interest credited to fixed accounts	8		—		8

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Common Stocks
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603	$1
Total losses included in:
Other comprehensive income	(7)	—	—	—	(7)	(1)
Purchases	51	31	31	1	114	—
Settlements	(58)	(1)	(2)	(2)	(63)	—
Transfers into Level 3	—	—	6	—	6	—
Transfers out of Level 3	—	(31)	(91)	(32)	(154)	—
Balance, June 30, 2015	$1,339	$8	$34	$118	$1,499	$—
Changes in unrealized gains (losses) relating to assets held at June 30, 2015 included in:
Net investment income	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total (gains) losses included in:
Net income	14	(1)	(379)	(2)	(365)
Issues	45		128		173
Settlements	(9)		7		(2)
Balance, June 30, 2015	$292		$235		$527
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$(373)		$(373)
Interest credited to fixed accounts	14		—		14

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Common Stocks	Other Assets: Other Derivatives Contracts
	(in millions)
Balance, January 1, 2014	$1,516	$58	$30	$218	$1,822	$—	$—
Total gains included in:
Other comprehensive income	15	—	—	1	16	—	—
Purchases	57	11	39	—	107	1	1
Sales	(11)	—	—	—	(11)	—	—
Settlements	(201)	(1)	—	(1)	(203)	—	—
Transfers out of Level 3	—	(58)	(54)	(69)	(181)	—	—
Balance, June 30, 2014	$1,376	$10	$15	$149	$1,550	$1	$1
Changes in unrealized gains (losses) relating to assets held at June 30, 2014 included in:
Net investment income	$—	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	14	(1)	120	(2)	134
Issues	48		119		167
Settlements	(3)		(11)		(14)
Balance, June 30, 2014	$184		$(347)		$(163)
Changes in unrealized losses relating to liabilities held at June 30, 2014 included in:
Benefits, claims, losses and settlement expenses	$—		$119		$119
Interest credited to fixed accounts	14		—		14

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The decrease to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $45 million and $6 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended June 30, 2015 and 2014, respectively. The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(8) million and $9 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the six months ended June 30, 2015 and 2014, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,324	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	3.5%	1.5%
IUL embedded derivatives	$292	Discounted cash flow	Nonperformance risk (1)	67		bps
GMWB and GMAB embedded derivatives	$235	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	51.1%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.3%	-	21.0%
			Nonperformance risk (1)	67		bps
			Elective contractholder strategy allocations (4)	0.0%	-	3.0%

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,311	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk (1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	51.1%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.2%	-	20.9%
			Nonperformance risk (1)	65		bps
			Elective contractholder strategy allocations (4)	0.0%	-	3.0%
.

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(4)	The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Other derivative contracts consist of the Company's macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

	June 30, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,233	$—	$—	$3,315	$3,315
Policy loans	816	—	—	802	802
Other investments	450	—	413	38	451

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,016	$—	$—	$12,803	$12,803
Short-term borrowings	200	—	200	—	200
Other liabilities	108	—	—	104	104
Separate account liabilities	389	—	389	—	389

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,298	$—	$—	$3,413	$3,413
Policy loans	805	—	—	793	793
Other investments	463	—	403	55	458

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Short-term borrowings	200	—	200	—	200
Other liabilities	124	—	—	121	121
Separate account liabilities	400	—	400	—	400
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,305	$—	$3,305	$(2,747)	$(254)	$(215)	$89
OTC cleared	321	—	321	(241)	(80)	—	—
Exchange-traded	76	—	76	—	—	—	76
Total derivatives	$3,702	$—	$3,702	$(2,988)	$(334)	$(215)	$165

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,612	$—	$3,612	$(2,934)	$(228)	$(418)	$32
OTC cleared	304	—	304	(222)	(82)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	$3,977	$—	$3,977	$(3,156)	$(310)	$(418)	$93

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,378	$—	$3,378	$(2,747)	$—	$(631)	$—
OTC cleared	241	—	241	(241)	—	—	—
Total derivatives	3,619	—	3,619	(2,988)	—	(631)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,669	$—	$3,669	$(2,988)	$—	$(681)	$—

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,589	$—	$3,589	$(2,934)	$—	$(655)	$—
OTC cleared	222	—	222	(222)	—	—	—
Total derivatives	3,811	—	3,811	(3,156)	—	(655)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,861	$—	$3,861	$(3,156)	$—	$(705)	$—

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
When the fair value of collateral accepted by the Company is less than the amount due to the Company, there is a risk of loss if the counterparty fails to perform or provide additional collateral. To mitigate this risk, the Company monitors collateral values regularly and requires additional collateral when necessary. When the value of collateral pledged by the Company declines, it may be required to post additional collateral.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Assets			Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$1,574	$1,955	Other liabilities	$1,021	$1,136
Equity contracts	Other assets	2,036	1,954	Other liabilities	2,576	2,650
Credit contracts	Other assets	9	—	Other liabilities	—	—
Foreign exchange contracts	Other assets	42	29	Other liabilities	5	2
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	235	479
Total GMWB and GMAB		3,661	3,938		3,837	4,267
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	6	6
IUL	Other assets	26	39	Other liabilities	4	12
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	292	242
Other
Macro hedge program	Other assets	15	—	Other liabilities	13	11
Total other derivatives		41	39		315	271
Total derivatives		$3,702	$3,977		$4,152	$4,538

N/A	Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)
The fair value of the GMWB and GMAB embedded derivatives at June 30, 2015 included $541 million of individual contracts in a liability position and $306 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$(562)	$245	$(176)	$509
Equity contracts	Benefits, claims, losses and settlement expenses	(137)	(197)	(259)	(387)
Credit contracts	Benefits, claims, losses and settlement expenses	14	(12)	5	(22)
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	(2)	—	(8)	(1)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	592	(124)	244	(228)
Total GMWB and GMAB		(95)	(88)	(194)	(129)
Other derivatives:
Interest rate
Tax hedge	Net investment income	—	—	—	3
Equity
EIA	Interest credited to fixed accounts	—	1	—	1
EIA embedded derivatives	Interest credited to fixed accounts	—	(1)	—	(1)
IUL	Interest credited to fixed accounts	(2)	6	(1)	11
IUL embedded derivatives	Interest credited to fixed accounts	4	(5)	(5)	(11)
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	6	(10)	—	3
Total other derivatives		8	(9)	(6)	6
Total derivatives		$(87)	$(97)	$(200)	$(123)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At June 30, 2015 and December 31, 2014, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $137.9 billion and $132.0 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2015 (1)	$185	$37
2016	326	75
2017	257	75
2018	196	124
2019	241	85
2020-2026	525	204
Total	$1,730	$600

(1)	2015 amounts represent the amounts payable and receivable for the period from July 1, 2015 to December 31, 2015.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $3.3 billion and $1.2 billion at June 30, 2015 and December 31, 2014, respectively.
EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.2 billion and $953 million at June 30, 2015 and December 31, 2014, respectively.
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
Cash Flow Hedges
The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the six months ended June 30, 2015, the Company held no derivatives that were designated as cash flow hedges.
At June 30, 2015, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the six months ended June 30, 2015 and 2014, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the six months ended June 30, 2015 and 2014, amounts recognized in earnings on derivative transactions that were ineffective were not material.
The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in AOCI:

	2015	2014
	(in millions)
Net unrealized derivative losses at January 1	$(12)	$(17)
Reclassification of realized losses (1)	3	3
Income tax provision	(1)	(1)
Net unrealized derivative losses at June 30	$(10)	$(15)

(1)	Loss reclassified from AOCI to net investment income on the Consolidated Statements of Income.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2015 and December 31, 2014, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $418 million and $367 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2015 and December 31, 2014 was $418 million and $367 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2015 and December 31, 2014 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil for both periods.

13.	Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Reclassification	Location of (Gain) Loss Recognized in Income	2015	2014	2015	2014
		(in millions)
Net unrealized gains on Available-for-Sale securities	Net realized investment gains	$(5)	$(1)	$(17)	$(5)
Tax expense	Income tax provision	2	1	6	2
Net of tax		$(3)	$—	$(11)	$(3)
Losses on cash flow hedges:
Swaptions	Net investment income	$1	$1	$3	$3
Tax benefit	Income tax provision	—	—	(1)	(1)
Net of tax		$1	$1	$2	$2
See Note 4 for additional information related to the impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

14.	Income Taxes
The Company’s effective tax rate was 17.9% and 16.8% for the three months ended June 30, 2015 and 2014, respectively. The Company’s effective tax rate was 18.2% and 13.8% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The increase in the effective tax rate for the six months ended June 30, 2015 compared to the prior year period was the result of an $18 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $7 million which will expire beginning December 31, 2015.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $8 million at both June 30, 2015 and December 31, 2014.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of both June 30, 2015 and December 31, 2014, the Company had $160 million of gross unrecognized tax benefits. If recognized, approximately $7 million, net of federal tax benefits, of unrecognized tax benefits at both June 30, 2015 and December 31, 2014 would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $150 million to $160 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months ended June 30, 2015 and 2014, respectively.The Company recognized a net increase of $1 million in interest and penalties for both the six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, the Company had a payable of $41 million and $40 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both June 30, 2015 and December 31, 2014, the estimated liability was $14 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
Contingencies
Insurance companies have been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced examinations and other inquiries of insurance companies regarding sales and marketing practices (including sales to older consumers and disclosure practices), claims handling, and unclaimed property and escheatment practices and procedures. With regard to an industry-wide investigation of unclaimed property and escheatment practices and procedures, the Company is responding to regulatory audits, market conduct examinations and other inquiries (including a multistate insurance department examination and a market conduct examination by the State of Minnesota). The Company has cooperated and will continue to cooperate with the applicable regulators.
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

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Six Months Ended June 30, 2015 and 2014
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,
	2015	2014	Change
	(in millions, except percentages)
Revenues
Premiums	$205	$214	$(9)	(4)%
Net investment income	608	656	(48)	(7)
Policy and contract charges	935	912	23	3
Other revenues	217	194	23	12
Net realized investment gains	16	5	11	NM
Total revenues	1,981	1,981	—	—
Benefits and expenses
Benefits, claims, losses and settlement expenses	581	488	93	19
Interest credited to fixed accounts	332	361	(29)	(8)
Amortization of deferred acquisition costs	129	132	(3)	(2)
Other insurance and operating expenses	369	372	(3)	(1)
Total benefits and expenses	1,411	1,353	58	4
Pretax income	570	628	(58)	(9)
Income tax provision	104	87	17	20
Net income	$466	$541	$(75)	(14)%
NM  Not Meaningful.
Overview
Net income decreased $75 million or 14% to $466 million for the six months ended June 30, 2015 compared to $541 million for the prior year period. Pretax income decreased $58 million or 9% to $570 million for the six months ended June 30, 2015 compared to $628 million for the prior year period primarily reflecting a net $14 million long term care (“LTC”) reserve increase, the market impact on variable annuity guaranteed benefits (net of hedges and the related deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization), a $37 million benefit in the prior year period from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $4 million benefit in the current period and the impact on DAC and DSIC from actual versus expected market performance partially offset by the impact of market appreciation. The market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $64 million for the six months ended June 30, 2015, compared to an expense of $46 million for the prior year period, which included a $2 million expense associated with policyholder movement of investments in Portfolio Navigator funds under certain in-force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds. The impact on DAC and DSIC from actual versus expected market performance based on our view of bond and equity performance was a benefit of $6 million for the six months ended June 30, 2015 compared to a benefit of $24 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.
The Company’s variable annuity account balances decreased 1% to $77.1 billion at June 30, 2015 compared to the prior year period due to net outflows of $1.6 billion, partially offset by market appreciation.
The Company’s fixed annuity account balances declined 11% to $11.2 billion at June 30, 2015 compared to the prior year period reflecting limited sales from low rates and higher lapse rates related to the re-pricing of the five-year guarantee block during 2014, a portion of which came out of its surrender charge period during the first half of 2015. The change in crediting rates decreased the level of spread compression in both periods.
During the first quarter of 2015, the Company conducted a review of its LTC reserve for unpaid amounts on reported claims based on additional information it received from Genworth Financial, Inc., which reinsures 50% of the Company’s LTC business and administers all of its claims. Based on this information, along with a review of the discount rate, management’s best estimate for LTC claims reserves resulted in a net $32 million increase during the first quarter of 2015. The most significant drivers of the reserve increase were updates to the benefit utilization rates and claims termination rates, partially offset by a $15 million benefit from a higher discount rate. During the second quarter of 2015, the Company completed its review which resulted in a favorable reserve release. Based on the analysis, the Company concluded that the actual claims utilization and termination experience was more favorable than the initial assumptions provided by the reinsurer, and as a

RIVERSOURCE LIFE INSURANCE COMPANY

result, released $18 million of the net $32 million reserve. The Company also increased the discount rate for its disability income (“DI”) reserve for unpaid amounts on reported claims, which resulted in a $7 million reserve decrease during the first quarter of 2015. The current discount rates are based on the average interest rates earned on assets supporting the liability and were 6.25% and 5.0% for LTC and DI, respectively, at June 30, 2015.
Revenues
Net investment income decreased $48 million or 7% to $608 million for the six months ended June 30, 2015 compared to $656 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Other revenues increased $23 million or 12% to $217 million for the six months ended June 30, 2015 compared to $194 million for the prior year period reflecting higher marketing support due to higher average separate account balances as a result of positive market performance and a $7 million gain on the sale of a building.
Net realized investment gains were $16 million for the six months ended June 30, 2015 compared to net realized investment gains of $5 million for the prior year period. For the six months ended June 30, 2015, net realized gains of $17 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by a $1 million increase in the provision for loan losses on syndicated loans. For the six months ended June 30, 2014, net realized gains of $6 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $1 million which primarily related to the timing of the Company's decision to sell and subsequent disposition of a corporate debt security.
Benefits and Expenses
Total benefits and expenses increased $58 million or 4% for the six months ended June 30, 2015 compared to the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses partially offset by a decrease in interest credited to fixed accounts.
Benefits, claims, losses and settlement expenses increased $93 million or 19% to $581 million for the six months ended June 30, 2015 compared to $488 million for the prior year period primarily reflecting the following items:

•
A $9 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $44 million benefit in the first half of 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, compared to $5 million benefit in the first half of 2015.

•	A net $14 million increase in LTC reserves in the first half of 2015.

•	A $7 million favorable impact from a change in the discount rate for DI products in the first quarter of 2015.

•
A $4 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on the Company's view of bond and equity performance. This impact was a benefit of $1 million for the first half of 2015 compared to a benefit of $5 million for the prior year period as a result of less favorable equity market returns and bond fund returns compared to the prior year period.

•
A $29 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $20 million for the first half of 2015 compared to a favorable impact of $9 million for the prior year period.

•
A $10 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $551 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $540 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $1 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rates were up in the first half of 2015 and down in the first half of 2014 resulting in a favorable change in the variable annuity guaranteed living benefits liability net of the corresponding change in hedge assets relative to the prior year period.

•
Impacts of equity market and equity volatility on the variable annuity guaranteed living benefits liability net of the impacts on the corresponding hedge assets resulted in a lower expense in the first half of 2015 compared to the prior year period.

•	Other unhedged items, including the difference between the assumed and actual underlying separate account

RIVERSOURCE LIFE INSURANCE COMPANY

investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.
Interest credited to fixed accounts decreased $29 million or 8% to $332 million for the six months ended June 30, 2015 compared to $361 million for the prior year period primarily due to lower average fixed annuity account balances and a lower average crediting rate on interest sensitive fixed annuities. Average fixed annuity account balances decreased $1.3 billion or 10% to $11.7 billion for the six months ended June 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates. The average fixed annuity crediting rate excluding capitalized interest decreased to 3.0% for the six months ended June 30, 2015 compared to 3.2% for the prior year period reflecting the re-pricing of the five-year guarantee block.
Income Taxes
The Company’s effective tax rate was 18.2% for the six months ended June 30, 2015, compared to 13.8% for the six months ended June 30, 2014. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The increase in the effective tax rate for the six months ended June 30, 2015 compared to the prior year period was the result of an $18 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2017 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.4 billion and 4.6%, respectively, as of June 30, 2015. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.3 billion and had a weighted average yield of 3.8% as of June 30, 2015. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2015 was approximately 3.5%.
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

RIVERSOURCE LIFE INSURANCE COMPANY

fixed annuities that were above the guaranteed minimum interest rates, which helped relieve some of the spread compression caused by low rates.
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of June 30, 2015 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$2.4	$0.5	$0.4	$0.1	$0.1	$3.5
2% - 2.99%	0.4	0.1	—	—	—	0.5
3% - 3.99%	9.1	—	—	—	—	9.1
4% - 5.00%	5.6	—	—	—	—	5.6
Total	$17.5	$0.6	$0.4	$0.1	$0.1	$18.7

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	78%	34%	51%	97%	97%
> 12 months to 24 months (2)	—	11	31	9	3	1
> 24 months (2)	—	11	35	40	—	2
Total	100%	100%	100%	100%	100%	100%

(1)	Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.

(2)	Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
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

RIVERSOURCE LIFE INSURANCE COMPANY

The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2015:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(87)	$—	$(87)
DAC and DSIC amortization (1) (2)	(101)	—	(101)
Variable annuity riders:
GMDB and GMIB (2)	(112)	—	(112)
GMWB	(288)	300	12
GMAB	(37)	38	1
DAC and DSIC amortization (3)	N/A	N/A	(2)
Total variable annuity riders	(437)	338	(101)
Macro hedge program (4)	—	—	—
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	17	(21)	(4)
Total	$(607)	$316	$(293)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(25)	$—	$(25)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	773	(870)	(97)
GMAB	28	(31)	(3)
DAC and DSIC amortization (3)	N/A	N/A	19
Total variable annuity riders	801	(901)	(81)
Macro hedge program (4)	—	73	73
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	31	—	31
Indexed universal life insurance	44	1	45
Total	$851	$(827)	$43

N/A	Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
The above results compare to an estimated negative net impact to pretax income of $284 million related to a 10% equity price decline and an estimated net impact to pretax income of nil related to a 100 basis point increase in interest rates as of December 31, 2014. The change in interest rate exposure since December 31, 2014 is primarily the result of adding new interest rate derivatives to the macro hedge program during 2015 and subsequent changes in market rates.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on broker quotes for credit default swaps that are adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2015. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $154 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on June 30, 2015 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $1 billion.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both June 30, 2015 and December 31, 2014 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. At both June 30, 2015 and December 31, 2014, the Company had borrowings of $150 million from the FHLB which is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

RIVERSOURCE LIFE INSURANCE COMPANY

Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Cash dividends paid to Ameriprise Financial	$525	$300
Cash dividends received from RiverSource Life of NY	25	24
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	June 30, 2015	December 31, 2014	December 31, 2014
		(in millions)
RiverSource Life Insurance Company	$3,319	$3,614	$595
RiverSource Life Insurance Co. of New York	294	312	59

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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor pending rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plan, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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

RIVERSOURCE LIFE INSURANCE COMPANY

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

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2014 10-K and Part II, Item 1A of the Company's Form 10-Q for the quarter ended March 31, 2015.

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2015.

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
Other than as described in RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, there have been no material changes in the risk factors provided in Part I, Item 1A of its 2014 10-K:

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 3, 2015	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	August 3, 2015	By	/s/ Brian J. McGrane
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

10.1*	Copy of Intercompany Service Agreement by and between Ameriprise Financial, Inc. and RiverSource Life Insurance Company effective January 1, 2007.

10.2*	Copy of Wholesaling Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007.

10.3*	Copy of Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011.

31.1*	Certification of John R. Woerner, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*
Certification of John R. Woerner, Chairman and President, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Shareholder’s Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

______________________________________

*	Filed electronically herewith.

E-1