Form 10-Q
period 2015-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2015-11-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock (par value $30 per share)	100,000 shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2015, $21,023; 2014, $21,354)	$22,360	$23,243
Common stocks, at fair value (cost: 2015 and 2014, $2)	7	7
Mortgage loans, at amortized cost (less allowance for loan losses: 2015, $20; 2014, $23)	3,235	3,298
Policy loans	823	805
Other investments	961	987
Total investments	27,386	28,340
Cash and cash equivalents	606	307
Reinsurance recoverables	2,371	2,268
Other receivables	211	206
Accrued investment income	247	255
Deferred acquisition costs	2,600	2,576
Other assets	4,801	5,006
Separate account assets	74,447	79,178
Total assets	$112,669	$118,136

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,448	$29,805
Short-term borrowings	200	200
Other liabilities	4,427	4,650
Separate account liabilities	74,447	79,178
Total liabilities	108,522	113,833
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,464
Retained earnings	1,122	1,107
Accumulated other comprehensive income, net of tax	556	729
Total shareholder’s equity	4,147	4,303
Total liabilities and shareholder’s equity	$112,669	$118,136
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Premiums	$95	$105	$300	$319
Net investment income	296	319	904	975
Policy and contract charges	470	445	1,405	1,357
Other revenues	103	98	320	292
Net realized investment gains (losses)	(11)	7	5	12
Total revenues	953	974	2,934	2,955
Benefits and expenses
Benefits, claims, losses and settlement expenses	236	262	817	750
Interest credited to fixed accounts	171	168	503	529
Amortization of deferred acquisition costs	112	94	241	226
Other insurance and operating expenses	170	188	539	560
Total benefits and expenses	689	712	2,100	2,065
Pretax income	264	262	834	890
Income tax provision	40	38	144	125
Net income	$224	$224	$690	$765

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(7)	$(5)	$(8)	$(6)
Portion of loss recognized in other comprehensive income (before taxes)	—	1	1	1
Net impairment losses recognized in net realized investment gains	$(7)	$(4)	$(7)	$(5)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$224	$224	$690	$765
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities:
Net unrealized securities gains (losses) arising during the period	(83)	(137)	(354)	285
Reclassification of net securities (gains) losses included in net income	6	(6)	(5)	(9)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	51	(1)	183	(168)
Total net unrealized gains (losses) on securities	(26)	(144)	(176)	108
Net unrealized gains on derivatives:
Reclassification of net derivative losses included in net income	1	1	3	3
Total net unrealized gains on derivatives	1	1	3	3
Total other comprehensive income (loss), net of tax	(25)	(143)	(173)	111
Total comprehensive income	$199	$81	$517	$876
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)
(in millions)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2014	$3	$2,463	$1,042	$650	$4,158
Comprehensive income:
Net income	—	—	765	—	765
Other comprehensive income, net of tax	—	—	—	111	111
Total comprehensive income					876
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at September 30, 2014	$3	$2,464	$1,307	$761	$4,535

Balances at January 1, 2015	$3	$2,464	$1,107	$729	$4,303
Comprehensive income:
Net income	—	—	690	—	690
Other comprehensive loss, net of tax	—	—	—	(173)	(173)
Total comprehensive income					517
Tax adjustment on share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(675)	—	(675)
Balances at September 30, 2015	$3	$2,466	$1,122	$556	$4,147
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$690	$765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	10	6
Deferred income tax benefit	(5)	(96)
Contractholder and policyholder charges, non-cash	(249)	(246)
Loss from equity method investments	25	20
Net realized investment gains	(14)	(20)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	9	8
Changes in operating assets and liabilities:
Deferred acquisition costs	40	30
Policyholder account balances, future policy benefits and claims, net	879	735
Derivatives, net of collateral	(162)	(483)
Reinsurance recoverables	(95)	(70)
Other receivables	16	(23)
Accrued investment income	8	19
Other, net	406	(61)
Net cash provided by operating activities	1,558	584

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	120	280
Maturities, sinking fund payments and calls	2,090	1,843
Purchases	(1,768)	(827)
Proceeds from maturities and repayments of mortgage loans	469	407
Funding of mortgage loans	(397)	(373)
Proceeds from sales and collections of other investments	94	103
Purchase of other investments	(124)	(267)
Purchase of land, buildings, equipment and software	(8)	(6)
Change in policy loans, net	(18)	(31)
Advance on line of credit to Ameriprise Financial, Inc.	—	(15)
Repayment from Ameriprise Financial, Inc. on line of credit	—	15
Other, net	30	10
Net cash provided by investing activities	488	1,139
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (in millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,514	$1,526
Net transfers to separate accounts	(141)	(167)
Surrenders and other benefits	(2,169)	(1,896)
Change in short-term borrowings, net	—	(301)
Proceeds from line of credit with Ameriprise Financial, Inc.	6	42
Payments on line of credit with Ameriprise Financial, Inc.	(6)	(192)
Tax adjustment on share-based incentive compensation plan	2	1
Cash received for purchased options with deferred premiums	8	8
Cash paid for purchased options with deferred premiums	(286)	(302)
Cash dividend to Ameriprise Financial, Inc.	(675)	(500)
Net cash used in financing activities	(1,747)	(1,781)
Net increase (decrease) in cash and cash equivalents	299	(58)
Cash and cash equivalents at beginning of period	307	344
Cash and cash equivalents at end of period	$606	$286

Supplemental Disclosures:
Income taxes paid (received), net	$(145)	$393
Interest paid on borrowings	1	1
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	9	—
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
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
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and a variable interest entity (“VIE”) and excludes certain money market funds from the consolidation analysis.  Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption or applied retrospectively. There will be no impact of the standard to the Company's consolidated financial condition and results of operations.
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
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the accounting standards to defer the effective date by one year. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is prohibited. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

3.	Variable Interest Entities
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $486 million and $504 million as of September 30, 2015 and December 31, 2014, respectively. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

is included in Available-for-Sale fixed maturities on the consolidated balance sheets. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments. See Note 4 for additional information about these structured investments.

4.	Investments
Available-for-Sale securities distributed by type were as follows:

	September 30, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,814	$1,129	$(163)	$14,780	$3
Residential mortgage backed securities	3,131	121	(28)	3,224	(8)
Commercial mortgage backed securities	2,048	102	(3)	2,147	—
State and municipal obligations	1,010	153	(27)	1,136	—
Asset backed securities	759	46	(1)	804	—
Foreign government bonds and obligations	223	18	(11)	230	—
U.S. government and agencies obligations	38	1	—	39	—
Total fixed maturities	21,023	1,570	(233)	22,360	(5)
Common stocks	2	5	—	7	3
Total	$21,025	$1,575	$(233)	$22,367	$(2)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,763	$1,474	$(54)	$15,183	$3
Residential mortgage backed securities	3,374	150	(32)	3,492	(9)
Commercial mortgage backed securities	2,116	115	(3)	2,228	—
State and municipal obligations	947	191	(25)	1,113	—
Asset backed securities	882	56	(1)	937	—
Foreign government bonds and obligations	236	21	(6)	251	—
U.S. government and agencies obligations	36	3	—	39	—
Total fixed maturities	21,354	2,010	(121)	23,243	(6)
Common stocks	2	5	—	7	3
Total	$21,356	$2,015	$(121)	$23,250	$(3)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2015 and December 31, 2014, investment securities with a fair value of $815 million and $1.2 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $364 million and $689 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both September 30, 2015 and December 31, 2014, fixed maturity securities comprised approximately 82% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At both September 30, 2015 and December 31, 2014, approximately $1.2 billion of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	September 30, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,707	$4,928	22%	$5,111	$5,374	23%
AA	1,017	1,201	5	967	1,158	5
A	4,028	4,472	20	4,452	5,062	22
BBB	9,965	10,526	47	9,328	10,165	44
Below investment grade	1,306	1,233	6	1,496	1,484	6
Total fixed maturities	$21,023	$22,360	100%	$21,354	$23,243	100%
At September 30, 2015 and December 31, 2014, approximately 48% and 46%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	195	$2,757	$(129)	24	$196	$(34)	219	$2,953	$(163)
Residential mortgage backed securities	21	250	(3)	56	545	(25)	77	795	(28)
Commercial mortgage backed securities	19	208	(2)	3	34	(1)	22	242	(3)
State and municipal obligations	7	32	(1)	2	102	(26)	9	134	(27)
Asset backed securities	8	76	(1)	1	8	—	9	84	(1)
Foreign government bonds and obligations	8	46	(3)	14	23	(8)	22	69	(11)
Total	258	$3,369	$(139)	100	$908	$(94)	358	$4,277	$(233)

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	106	$1,093	$(36)	40	$689	$(18)	146	$1,782	$(54)
Residential mortgage backed securities	17	138	(2)	55	670	(30)	72	808	(32)
Commercial mortgage backed securities	9	80	—	9	95	(3)	18	175	(3)
State and municipal obligations	1	5	—	2	102	(25)	3	107	(25)
Asset backed securities	5	52	—	3	32	(1)	8	84	(1)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	142	$1,378	$(39)	123	$1,615	$(82)	265	$2,993	$(121)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a widening of credit spreads.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$33	$54	$33	$54
Credit losses for which an other-than-temporary impairment was previously recognized	—	1	—	1
Reductions for securities sold during the period (realized)	—	(22)	—	(22)
Ending balance	$33	$33	$33	$33
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
The following table presents a rollforward of the net unrealized securities gains on Available-for-Sale securities included in AOCI:

	Net Unrealized Securities Gains	Deferred Income Tax	AOCI Related to Net Unrealized Securities Gains
	(in millions)
Balance at January 1, 2014	$1,033	$(366)	$667
Net unrealized securities gains arising during the period (1)	441	(156)	285
Reclassification of net securities gains included in net income	(15)	6	(9)
Impact of other adjustments	(258)	90	(168)
Balance at September 30, 2014	$1,201	$(426)	$775	(2)

Balance at January 1, 2015	$1,148	$(407)	$741
Net unrealized securities losses arising during the period (1)	(545)	191	(354)
Reclassification of net securities gains included in net income	(7)	2	(5)
Impact of other adjustments	281	(98)	183
Balance at September 30, 2015	$877	$(312)	$565	(2)

(1)	Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.

(2)	Includes $1 million and $2 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at September 30, 2015 and 2014, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Gross realized investment gains	$1	$15	$23	$24
Gross realized investment losses	(4)	(1)	(9)	(4)
Other-than-temporary impairments	(7)	(4)	(7)	(5)
Total	$(10)	$10	$7	$15
Other-than-temporary impairments for the three months and nine months ended September 30, 2015 primarily related to credit losses on corporate debt securities. Other-than-temporary impairments for the three months and nine months ended September 30, 2014 primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities.
Available-for-Sale securities by contractual maturity at September 30, 2015 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,009	$1,026
Due after one year through five years	5,327	5,743
Due after five years through 10 years	5,023	5,104
Due after 10 years	3,726	4,312
	15,085	16,185
Residential mortgage backed securities	3,131	3,224
Commercial mortgage backed securities	2,048	2,147
Asset backed securities	759	804
Common stocks	2	7
Total	$21,025	$22,367
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Fixed maturities	$257	$277	$783	$841
Mortgage loans	43	46	134	137
Other investments	6	3	14	20
	306	326	931	998
Less: investment expenses	10	7	27	23
Total	$296	$319	$904	$975

5.	Financing Receivables
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2015	2014
	(in millions)
Beginning balance	$28	$28
Charge-offs	(3)	(3)
Provisions	1	2
Ending balance	$26	$27

Individually evaluated for impairment	$5	$8
Collectively evaluated for impairment	21	19
The recorded investment in commercial and residential mortgage loans and syndicated loans by impairment method was as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Individually evaluated for impairment	$31	$32
Collectively evaluated for impairment	3,669	3,740
Total	$3,700	$3,772
As of September 30, 2015 and December 31, 2014, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million and $4 million, respectively.
During the three months ended September 30, 2015 and 2014, the Company purchased $46 million and $71 million, respectively, and sold $8 million and $2 million, respectively, of syndicated loans. During the nine months ended September 30, 2015 and 2014, the Company purchased $82 million and $161 million, respectively, and sold $15 million and $12 million, respectively, consisting primarily of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $8 million and $10 million as of September 30, 2015 and December 31, 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both September 30, 2015 and December 31, 2014. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
South Atlantic	$736	$710	28%	27%
Pacific	722	673	27	26
Mountain	241	236	9	9
West North Central	218	223	8	8
Middle Atlantic	204	210	8	8
East North Central	202	237	7	9
West South Central	125	151	5	6
New England	122	130	5	5
East South Central	72	62	3	2
	2,642	2,632	100%	100%
Less: allowance for loan losses	20	23
Total	$2,622	$2,609
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in millions)
Retail	$917	$956	35%	36%
Office	524	535	20	20
Apartments	478	473	18	18
Industrial	470	447	18	17
Mixed use	36	46	1	2
Hotel	34	32	1	1
Other	183	143	7	6
	2,642	2,632	100%	100%
Less: allowance for loan losses	20	23
Total	$2,622	$2,609
Residential Mortgage Loans
The recorded investment in residential mortgage loans at September 30, 2015 and December 31, 2014 was $613 million and $689 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of September 30, 2015 and December 31, 2014, no allowance for loan losses was recorded.
Residential mortgage loans are presented net of unamortized discount of $24 million and $34 million as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, approximately 4% and 5%, respectively, of residential mortgage loans had FICO scores below 640. As of both September 30, 2015 and December 31, 2014, approximately 1% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 37% of the portfolio as of both September 30, 2015 and December 31, 2014. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans at September 30, 2015 and December 31, 2014 was $445 million and $451 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2015 and December 31, 2014 were $5 million and $3 million, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of September 30, 2015 and December 31, 2014. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2015 and 2014. There are no material commitments to lend additional funds to borrowers whose loans have been restructured.

6.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact in the third quarter of 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment partially offset by improved persistency. The impact in the third quarter of 2014 primarily reflected the difference between the Company’s assumed interest rates partially offset by improved persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption.
The balances of and changes in DAC were as follows:

	2015	2014
	(in millions)
Balance at January 1	$2,576	$2,633
Capitalization of acquisition costs	201	196
Amortization, excluding the impact of valuation assumptions review	(235)	(219)
Amortization, impact of valuation assumptions review	(6)	(7)
Impact of change in net unrealized securities losses (gains)	64	(30)
Balance at September 30	$2,600	$2,573
The balances of and changes in DSIC, which are included in other assets, were as follows:

	2015	2014
	(in millions)
Balance at January 1	$361	$409
Capitalization of sales inducement costs	3	4
Amortization, excluding the impact of valuation assumptions review	(43)	(40)
Amortization, impact of valuation assumptions review	1	(2)
Impact of change in net unrealized securities losses (gains)	10	(3)
Balance at September 30	$332	$368

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Policyholder account balances
Fixed annuities	$11,446	$12,700
Variable annuity fixed sub-accounts	4,914	4,860
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,884	2,856
Indexed universal life (“IUL”) insurance	727	534
Other life insurance	804	840
Total policyholder account balances	20,775	21,790

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,273	693
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	31	(41)	(1)
Other annuity liabilities	73	115
Fixed annuities life contingent liabilities	1,502	1,511
Equity indexed annuities (“EIA”)	27	29
Life, disability income and long term care insurance	5,150	5,106
VUL/UL and other life insurance additional liabilities	444	437
Total future policy benefits	8,500	7,850
Policy claims and other policyholders’ funds	173	165
Total policyholder account balances, future policy benefits and claims	$29,448	$29,805

(1)	Includes the value of GMAB embedded derivatives that was a net asset at December 31, 2014 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Variable annuity	$67,930	$72,125
VUL insurance	6,483	7,016
Other insurance	34	37
Total	$74,447	$79,178

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	September 30, 2015				December 31, 2014
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$53,360	$51,507	$417	65	$55,378	$53,565	$24	64
Five/six-year reset	9,293	6,730	131	65	10,360	7,821	28	64
One-year ratchet	6,724	6,351	396	67	7,392	7,006	39	66
Five-year ratchet	1,611	1,553	31	63	1,773	1,717	2	63
Other	859	841	92	71	959	941	38	70
Total — GMDB	$71,847	$66,982	$1,067	65	$75,862	$71,050	$131	64

GGU death benefit	$1,040	$987	$114	67	$1,072	$1,019	$123	67

GMIB	$274	$253	$14	68	$343	$321	$9	67

GMWB:
GMWB	$3,163	$3,152	$2	69	$3,671	$3,659	$1	68
GMWB for life	36,130	35,997	361	66	36,843	36,735	95	65
Total — GMWB	$39,293	$39,149	$363	66	$40,514	$40,394	$96	65

GMAB	$3,988	$3,972	$42	58	$4,247	$4,234	$2	58

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2015		December 31, 2014
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,413	63	$6,076	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	8	1	528	7	54
Paid claims	(3)	—	—	—	(13)
Balance at September 30, 2014	$9	$7	$145	$(55)	$247

Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	9	—	580	72	70
Paid claims	(3)	—	—	—	(19)
Balance at September 30, 2015	$15	$7	$1,273	$31	$314

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2015	December 31, 2014
	(in millions)
Mutual funds:
Equity	$38,571	$41,403
Bond	23,760	25,060
Other	4,997	4,490
Total mutual funds	$67,328	$70,953

9.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of September 30, 2015 and December 31, 2014, the Company has pledged $26 million and $18 million, respectively, of agency residential mortgage backed securities and $26 million and $34 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both September 30, 2015 and December 31, 2014 was $50 million. The remaining maturity of outstanding repurchase agreements was less than two months as of September 30, 2015 and less than four months as of December 31, 2014. The weighted average annualized interest rate on the repurchase agreements held as of September 30, 2015 and December 31, 2014 was 0.5% and 0.4%, respectively.

RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $295 million and $298 million as of September 30, 2015 and December 31, 2014, respectively. The amount of the Company’s liability including accrued interest as of both September 30, 2015 and December 31, 2014 was $150 million. The remaining maturity of outstanding FHLB advances was less than three months as of September 30, 2015 and less than two months as of December 31, 2014. The weighted average annualized interest rate on the FHLB advances held as of both September 30, 2015 and December 31, 2014 was 0.3%.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,443	$1,337	$14,780
Residential mortgage backed securities	—	3,180	44	3,224
Commercial mortgage backed securities	—	2,142	5	2,147
State and municipal obligations	—	1,136	—	1,136
Asset backed securities	—	696	108	804
Foreign government bonds and obligations	—	230	—	230
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	20,862	1,494	22,360
Common stocks	3	4	—	7
Cash equivalents	50	522	—	572
Other assets:
Interest rate derivative contracts	—	2,238	—	2,238
Equity derivative contracts	281	1,437	—	1,718
Foreign exchange derivative contracts	4	36	—	40
Other derivative contracts	—	1	—	1
Total other assets	285	3,712	—	3,997
Separate account assets	—	74,447	—	74,447
Total assets at fair value	$342	$99,547	$1,494	$101,383

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	317	317
GMWB and GMAB embedded derivatives	—	—	1,107	1,107	(1)
Total policyholder account balances, future policy benefits and claims	—	5	1,424	1,429	(2)
Other liabilities:
Interest rate derivative contracts	—	1,168	—	1,168
Equity derivative contracts	265	1,735	—	2,000
Credit derivative contracts	—	5	—	5
Foreign exchange derivative contracts	—	6	—	6
Other derivative contracts	—	13	—	13
Total other liabilities	265	2,927	—	3,192
Total liabilities at fair value	$265	$2,932	$1,424	$4,621

(1)	The fair value of the GMWB and GMAB embedded derivatives included $1.2 billion of individual contracts in a liability position and $112 million of individual contracts in an asset position.

(2)	The Company’s adjustment for nonperformance risk resulted in a $497 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,830	$1,353	$15,183
Residential mortgage backed securities	—	3,483	9	3,492
Commercial mortgage backed securities	—	2,138	90	2,228
State and municipal obligations	—	1,113	—	1,113
Asset backed securities	—	786	151	937
Foreign government bonds and obligations	—	251	—	251
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	21,636	1,603	23,243
Common stocks	3	3	1	7
Cash equivalents	1	235	—	236
Other assets:
Interest rate derivative contracts	—	1,955	—	1,955
Equity derivative contracts	282	1,711	—	1,993
Foreign exchange derivative contracts	—	29	—	29
Total other assets	282	3,695	—	3,977
Separate account assets	—	79,178	—	79,178
Total assets at fair value	$290	$104,747	$1,604	$106,641

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$6	$—	$6
IUL embedded derivatives	—	—	242	242
GMWB and GMAB embedded derivatives	—	—	479	479	(1)
Total policyholder account balances, future policy benefits and claims	—	6	721	727	(2)
Other liabilities:
Interest rate derivative contracts	—	1,136	—	1,136
Equity derivative contracts	376	2,286	—	2,662
Foreign exchange derivative contracts	—	2	—	2
Other derivative contracts	—	11	—	11
Total other liabilities	376	3,435	—	3,811
Total liabilities at fair value	$376	$3,441	$721	$4,538

(1)	The fair value of the GMWB and GMAB embedded derivatives included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

(2)	The Company’s adjustment for nonperformance risk resulted in a $311 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2015	$1,339	$8	$34	$118	$1,499
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)
Other comprehensive income	(3)	—	—	2	(1)
Purchases	91	37	—	—	128
Settlements	(89)	(1)	(2)	—	(92)
Transfers out of Level 3	—	—	(27)	(13)	(40)
Balance, September 30, 2015	$1,337	$44	$5	$108	$1,494
Changes in unrealized gains (losses) relating to assets held at September 30, 2015 included in:
Net investment income	$(1)	$—	$—	$1	$—

(1)	Included in net investment income in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2015	$292		$235		$527
Total (gains) losses included in:
Net income	(1)	(1)	805	(2)	804
Issues	31		69		100
Settlements	(5)		(2)		(7)
Balance, September 30, 2015	$317		$1,107		$1,424
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$811		$811
Interest credited to fixed accounts	(1)		—		(1)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Common Stocks	Other Derivatives Contracts
	(in millions)
Balance, July 1, 2014	$1,376	$10	$15	$149	$1,550		$1	$1
Total gains (losses) included in:
Net income	—	—	—	1	1	(1)	—	(1)	(2)
Other comprehensive income	(11)	—	—	(1)	(12)		—	—
Purchases	37	—	—	—	37		—	1
Settlements	(24)	—	—	(1)	(25)		—	—
Transfers into Level 3	—	—	78	—	78		—	—
Transfers out of Level 3	—	—	—	—	—		(1)	—
Balance, September 30, 2014	$1,378	$10	$93	$148	$1,629		$—	$1
Changes in unrealized gains (losses) relating to assets held at September 30, 2014 included in:
Net investment income	$—	$—	$—	$1	$1		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		—	(1)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives	GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2014	$184	$(347)		$(163)
Total losses included in:
Net income	—	207	(1)	207
Issues	21	65		86
Settlements	(3)	(2)		(5)
Balance, September 30, 2014	$202	$(77)		$125
Changes in unrealized losses relating to liabilities held at September 30, 2014 included in:
Benefits, claims, losses and settlement expenses	$—	$208		$208

(1)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Common Stocks
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603		$1
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	—
Other comprehensive income	(10)	—	—	2	(8)		(1)
Purchases	142	68	31	1	242		—
Settlements	(147)	(2)	(4)	(2)	(155)		—
Transfers into Level 3	—	—	6	—	6		—
Transfers out of Level 3	—	(31)	(118)	(45)	(194)		—
Balance, September 30, 2015	$1,337	$44	$5	$108	$1,494		$—
Changes in unrealized gains (losses) relating to assets held at September 30, 2015 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—

(1)	Included in net investment income in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	13	(1)	426	(2)	439
Issues	76		197		273
Settlements	(14)		5		(9)
Balance, September 30, 2015	$317		$1,107		$1,424
Changes in unrealized losses relating to liabilities held at September 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$438		$438
Interest credited to fixed accounts	13		—		13

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Common Stocks	Other Derivatives Contracts
	(in millions)
Balance, January 1, 2014	$1,516	$58	$30	$218	$1,822		$—	$—
Total gains (losses) included in:
Net income	1	—	—	1	2	(1)	—	(1)	(2)
Other comprehensive income	3	—	—	—	3		—	—
Purchases	94	11	39	—	144		1	2
Sales	(11)	—	—	—	(11)		—	—
Settlements	(225)	(2)	—	(2)	(229)		—	—
Transfers into Level 3	—	—	78	—	78		—	—
Transfers out of Level 3	—	(57)	(54)	(69)	(180)		(1)	—
Balance, September 30, 2014	$1,378	$10	$93	$148	$1,629		$—	$1
Changes in unrealized gains (losses) relating to assets held at September 30, 2014 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—	$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		—	(1)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	14	(1)	327	(2)	341
Issues	69		184		253
Settlements	(6)		(13)		(19)
Balance, September 30, 2014	$202		$(77)		$125
Changes in unrealized losses relating to liabilities held at September 30, 2014 included in:
Benefits, claims, losses and settlement expenses	$—		$327		$327
Interest credited to fixed accounts	14		—		14

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $162 million and $59 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended September 30, 2015 and 2014, respectively. The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $154 million and $68 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the nine months ended September 30, 2015 and 2014, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,323	Discounted cash flow	Yield/spread to U.S. Treasuries	1.3%	-	4.0%	1.7%
IUL embedded derivatives	$317	Discounted cash flow	Nonperformance risk (1)	80		bps
GMWB and GMAB embedded derivatives	$1,107	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	75.6%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.3%	-	21.2%
			Nonperformance risk (1)	80		bps

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,311	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk (1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	51.1%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.2%	-	20.9%
			Nonperformance risk (1)	65		bps
			Elective contractholder strategy allocations (4)	0.0%	-	3.0%
.

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.

(4)
The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model. As of September 30, 2015, the Company is no longer including this input in the fair value measurement.

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and options. Other derivative contracts consist of the Company's macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value by discounting expected cash flows from benefits plus margins for profit,

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2015 and December 31, 2014. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

	September 30, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,235	$—	$—	$3,322	$3,322
Policy loans	823	—	—	805	805
Other investments	455	—	413	37	450

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,730	$—	$—	$12,705	$12,705
Short-term borrowings	200	—	200	—	200
Other liabilities	89	—	—	86	86
Separate account liabilities	355	—	355	—	355

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,298	$—	$—	$3,413	$3,413
Policy loans	805	—	—	793	793
Other investments	463	—	403	55	458

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Short-term borrowings	200	—	200	—	200
Other liabilities	124	—	—	121	121
Separate account liabilities	400	—	400	—	400
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,384	$—	$3,384	$(2,420)	$(473)	$(445)	$46
OTC cleared	505	—	505	(415)	(89)	—	1
Exchange-traded	108	—	108	(4)	—	—	104
Total derivatives	$3,997	$—	$3,997	$(2,839)	$(562)	$(445)	$151

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,612	$—	$3,612	$(2,934)	$(228)	$(418)	$32
OTC cleared	304	—	304	(222)	(82)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	$3,977	$—	$3,977	$(3,156)	$(310)	$(418)	$93

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$2,761	$—	$2,761	$(2,420)	$—	$(324)	$17
OTC cleared	415	—	415	(415)	—	—	—
Exchange-traded	16	—	16	(4)	—	—	12
Total derivatives	3,192	—	3,192	(2,839)	—	(324)	29
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,242	$—	$3,242	$(2,839)	$—	$(374)	$29

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,589	$—	$3,589	$(2,934)	$—	$(655)	$—
OTC cleared	222	—	222	(222)	—	—	—
Total derivatives	3,811	—	3,811	(3,156)	—	(655)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,861	$—	$3,861	$(3,156)	$—	$(705)	$—

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company currently uses derivatives as economic hedges and accounting hedges. The following table presents the balance sheet location and the gross fair value of derivative instruments, including embedded derivatives:

		Assets			Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
		(in millions)			(in millions)
GMWB and GMAB
Interest rate contracts	Other assets	$2,238	$1,955	Other liabilities	$1,168	$1,136
Equity contracts	Other assets	1,706	1,954	Other liabilities	1,998	2,650
Credit contracts	Other assets	—	—	Other liabilities	5	—
Foreign exchange contracts	Other assets	40	29	Other liabilities	6	2
Embedded derivatives (1)	N/A	—	—	Policyholder account balances, future policy benefits and claims (2)	1,107	479
Total GMWB and GMAB		3,984	3,938		4,284	4,267
Other derivatives:
Equity
EIA embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	5	6
IUL	Other assets	12	39	Other liabilities	2	12
IUL embedded derivatives	N/A	—	—	Policyholder account balances, future policy benefits and claims	317	242
Other
Macro hedge program	Other assets	1	—	Other liabilities	13	11
Total other derivatives		13	39		337	271
Total derivatives		$3,997	$3,977		$4,621	$4,538

N/A	Not applicable.

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.

(2)
The fair value of the GMWB and GMAB embedded derivatives at September 30, 2015 included $1.2 billion of individual contracts in a liability position and $112 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.

See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives not designated as hedging instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
		(in millions)
GMWB and GMAB
Interest rate contracts	Benefits, claims, losses and settlement expenses	$536	$100	$360	$609
Equity contracts	Benefits, claims, losses and settlement expenses	328	143	69	(244)
Credit contracts	Benefits, claims, losses and settlement expenses	(10)	(1)	(5)	(23)
Foreign exchange contracts	Benefits, claims, losses and settlement expenses	6	(13)	(2)	(14)
Embedded derivatives (1)	Benefits, claims, losses and settlement expenses	(872)	(270)	(628)	(498)
Total GMWB and GMAB		(12)	(41)	(206)	(170)
Other derivatives:
Interest rate
Tax hedge	Net investment income	—	—	—	3
Equity
EIA	Interest credited to fixed accounts	(1)	—	(1)	1
EIA embedded derivatives	Interest credited to fixed accounts	1	—	1	(1)
IUL	Interest credited to fixed accounts	(15)	2	(16)	13
IUL embedded derivatives	Interest credited to fixed accounts	6	2	1	(9)
Other
Macro hedge program	Benefits, claims, losses and settlement expenses	(13)	(1)	(13)	2
Total other derivatives		(22)	3	(28)	9
Total derivatives		$(34)	$(38)	$(234)	$(161)

(1)	The fair values of GMWB and GMAB embedded derivatives fluctuate based on changes in equity, interest rate and credit markets.
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The Company economically hedges the exposure related to non-life contingent GMWB and GMAB provisions primarily using various futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps. At September 30, 2015 and December 31, 2014, the gross notional amount of derivative contracts for the Company’s GMWB and GMAB provisions was $134.1 billion and $132.0 billion, respectively.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2015 (1)	$107	$28
2016	327	75
2017	266	75
2018	208	124
2019	255	101
2020-2026	652	223
Total	$1,815	$626

(1)	2015 amounts represent the amounts payable and receivable for the period from October 1, 2015 to December 31, 2015.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options, interest rate swaptions and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The gross notional amount of these derivative contracts was $2.9 billion and $1.2 billion at September 30, 2015 and December 31, 2014, respectively.
EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts. The gross notional amount of these derivative contracts was $1.3 billion and $953 million at September 30, 2015 and December 31, 2014, respectively.
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
Cash Flow Hedges
The Company has amounts classified in AOCI related to gains and losses associated with the effective portion of previously designated cash flow hedges. The Company reclassifies these amounts into income as the forecasted transactions impact earnings. During the nine months ended September 30, 2015, the Company held no derivatives that were designated as cash flow hedges.
At September 30, 2015, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the nine months ended September 30, 2015 and 2014, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the nine months ended September 30, 2015 and 2014, amounts recognized in earnings on derivative transactions that were ineffective were not material.
The following table presents a rollforward of unrealized derivative losses related to cash flow hedges included in AOCI:

	2015	2014
	(in millions)
Net unrealized derivative losses at January 1	$(12)	$(17)
Reclassification of realized losses (1)	4	5
Income tax provision	(1)	(2)
Net unrealized derivative losses at September 30	$(9)	$(14)

(1)	Loss reclassified from AOCI to net investment income on the Consolidated Statements of Income.
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is three years and relates to interest credited on forecasted fixed premium product sales.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2015 and December 31, 2014, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $269 million and $367 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2015 and December 31, 2014 was $254 million and $367 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2015 and December 31, 2014 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $15 million and nil, respectively.

13.	Shareholder’s Equity
The following table provides information related to amounts reclassified from AOCI:

		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Reclassification	Location of (Gain) Loss Recognized in Income	2015	2014	2015	2014
		(in millions)
Net unrealized (gains) losses on Available-for-Sale securities	Net realized investment gains (losses)	$10	$(10)	$(7)	$(15)
Tax (benefit) expense	Income tax provision	(4)	4	2	6
Net of tax		$6	$(6)	$(5)	$(9)

Losses on cash flow hedges:
Swaptions	Net investment income	$1	$2	$4	$5
Tax benefit	Income tax provision	—	(1)	(1)	(2)
Net of tax		$1	$1	$3	$3
See Note 4 for additional information related to the impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverable on net unrealized securities gains/losses included in AOCI. See Note 12 for additional information regarding the Company’s cash flow hedges.

14.	Income Taxes
The Company’s effective tax rate was 15.2% and 14.5% for the three months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rate was 17.2% and 14.0% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The increase in the effective tax rate for the nine months ended September 30, 2015 compared to the prior year period was primarily the result of an $18 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $7 million which will expire beginning December 31, 2015.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $8 million at both September 30, 2015 and December 31, 2014.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of September 30, 2015 and December 31, 2014, the Company had $163 million and $160 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $9 million and $7 million, net of federal tax benefits, of unrecognized tax benefits at September 30, 2015 and December 31, 2014, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $130 million to $140 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million in interest and penalties for both the three months ended September 30, 2015 and 2014. The Company recognized a net increase of $2 million and $3 million in interest and penalties for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the Company had a payable of $42 million and $40 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both September 30, 2015 and December 31, 2014, the estimated liability was $14 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
The following narrative analysis of RiverSource Life Insurance Company’s consolidated financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow and RiverSource Life Insurance Company’s Consolidated Financial Statements and Notes presented in Item 1. RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The Company’s narrative analysis should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015 (“2014 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Nine Months Ended September 30, 2015 and 2014
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,
	2015	2014	Change
	(in millions, except percentages)
Revenues
Premiums	$300	$319	$(19)	(6)%
Net investment income	904	975	(71)	(7)
Policy and contract charges	1,405	1,357	48	4
Other revenues	320	292	28	10
Net realized investment gains (losses)	5	12	(7)	(58)
Total revenues	2,934	2,955	(21)	(1)
Benefits and expenses
Benefits, claims, losses and settlement expenses	817	750	67	9
Interest credited to fixed accounts	503	529	(26)	(5)
Amortization of deferred acquisition costs	241	226	15	7
Other insurance and operating expenses	539	560	(21)	(4)
Total benefits and expenses	2,100	2,065	35	2
Pretax income	834	890	(56)	(6)
Income tax provision	144	125	19	15
Net income	$690	$765	$(75)	(10)%
NM  Not Meaningful.
Overview
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions, relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions and the impact is reflected as part of its annual review of insurance and annuity valuation assumptions and modeling changes (“unlocking”). The favorable unlocking impact in the third quarter of 2015 primarily reflected the impact of improved policyholder behavior, an update to market-related inputs related to the living benefit valuation and model changes that more than offset the difference between the Company's previously assumed interest rates versus the continued low interest rate environment. In addition, the annual review of the Company's closed long term care (“LTC”) business resulted in no loss recognition as better-than-expected premium increases offset higher morbidity and lower interest rates. The unfavorable unlocking impact in the prior year period primarily reflected assumed interest rates partially offset by a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption.
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking for the nine months ended September 30:

Pretax Increase (Decrease)	2015	2014
	(in millions)
Premiums	$(3)	$—
Policy and contract charges	8	(29)
Total revenues	5	(29)

Benefits, claims, losses and settlement expenses	(58)	6
Amortization of deferred acquisition costs	15	8
Total benefits and expenses	(43)	14
Total (1)	$48	$(43)

(1)	Includes a $6 million net benefit related to the market impact on variable annuity guaranteed benefits and indexed universal life benefits for the nine months ended September 30, 2015.
Net income decreased $75 million or 10% to $690 million for the nine months ended September 30, 2015 compared to $765 million for the prior year period. Pretax income decreased $56 million or 6% to $834 million for the nine months ended September 30, 2015 compared to $890 million for the prior year period primarily reflecting the market impact on variable

RIVERSOURCE LIFE INSURANCE COMPANY

annuity guaranteed benefits (net of hedges and the related deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization), a $40 million benefit in the prior year period from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $6 million benefit for the current period, higher life insurance claims, the impact on DAC and DSIC from actual versus expected market performance partially offset by the favorable impact of unlocking and market appreciation.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $83 million for the nine months ended September 30, 2015 compared to an expense of $51 million for the prior year period. The impact on DAC and DSIC from actual versus expected market performance based on the Company’s view of bond and equity performance was an expense of $25 million for the nine months ended September 30, 2015 reflecting unfavorable equity market returns compared to a benefit of $18 million for the prior year period reflecting favorable equity market returns and bond fund returns.
The Company’s variable annuity account balances decreased 4% to $72.8 billion at September 30, 2015 compared to the prior year period due to net outflows of $1.4 billion, partially offset by market appreciation.
The Company’s fixed annuity account balances declined 12% to $10.9 billion at September 30, 2015 compared to the prior year period reflecting limited new sales from low interest rates and higher lapse rates related to the re-pricing of the five-year guarantee block during 2014, a portion of which came out of its surrender charge period during the first nine months of 2015. The change in crediting rates decreased the level of spread compression in both periods.
During the first quarter of 2015, the Company conducted a review of its LTC reserve for unpaid amounts on reported claims based on additional information it received from Genworth Financial, Inc., which reinsures 50% of the Company’s LTC business and administers all of its claims. Based on this information, along with a review of the discount rate, management’s best estimate for LTC claims reserves resulted in a net $32 million increase during the first quarter of 2015. The most significant drivers of the reserve increase were updates to the benefit utilization rates and claims termination rates, partially offset by a $15 million benefit from a higher discount rate. During the second quarter of 2015, the Company completed its review which resulted in a favorable reserve release. Based on the analysis, the Company concluded that the actual claims utilization and termination experience was more favorable than the initial assumptions provided by the reinsurer, and as a result, released $18 million of the net $32 million reserve. The Company also increased the discount rate for its disability income (“DI”) reserve for unpaid amounts on reported claims, which resulted in a $7 million reserve decrease during the first quarter of 2015. The current discount rates are based on the average interest rates earned on assets supporting the liability and were 6.25% and 5.0% for LTC and DI, respectively, at September 30, 2015.
Revenues
Premiums decreased $19 million or 6% to $300 million for the nine months ended September 30, 2015 compared to $319 million for the prior year period primarily reflecting the impacts from a life reinsurance premium correction and model change as well as a slight decrease in premiums across product lines.
Net investment income decreased $71 million or 7% to $904 million for the nine months ended September 30, 2015 compared to $975 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges increased $48 million or 4% for the nine months ended September 30, 2015 compared to the prior year period. Policy and contract charges for the nine months ended September 30, 2015 included an $8 million favorable impact from unlocking compared to a $29 million negative impact in the prior year period. The primary driver of the unlocking impact to policy and contract charges for the nine months ended September 30, 2015 was a positive impact from model updates related to the indexed universal life product partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to policy and contract charges for the prior year period was lower projected gains on reinsurance contracts resulting from favorable mortality experience. Policy and contract charges also increased for the nine months ended September 30, 2015 due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date partially offset by a $9 million decrease related to a life reinsurance premium correction.
Other revenues increased $28 million or 10% to $320 million for the nine months ended September 30, 2015 compared to $292 million for the prior year period reflecting higher marketing support due to higher average separate account balances as a result of positive market performance and a $7 million gain on the sale of a building.
Net realized investment gains were $5 million for the nine months ended September 30, 2015 compared to net realized investment gains of $12 million for the prior year period. For the nine months ended September 30, 2015, net realized gains of $14 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $7 million which primarily related to credit losses on corporate debt securities. For the

RIVERSOURCE LIFE INSURANCE COMPANY

nine months ended September 30, 2014, net realized gains of $20 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $5 million which primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities. For the nine months ended September 30, 2015 and 2014, there was an increase in the provision for loan losses on syndicated loans of $1 million and $2 million, respectively.
Benefits and Expenses
Total benefits and expenses increased $35 million or 2% for the nine months ended September 30, 2015 compared to the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses partially offset by a decrease in interest credited to fixed accounts.
Benefits, claims, losses and settlement expenses increased $67 million or 9% to $817 million for the nine months ended September 30, 2015 compared to $750 million for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2015 included a $58 million benefit from unlocking compared to a $6 million expense in the prior year period. The unlocking impact for the nine months ended September 30, 2015 primarily reflected an update to market-related inputs related to the living benefit valuation and a benefit from model changes that more than offset the difference between the Company's previously assumed interest rates versus the continued low interest rate environment. The unlocking impact for the prior year period reflected assumed interest rates partially offset by a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption.

•
A $13 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year period due to a $48 million benefit for the nine months ended September 30, 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, compared to a $7 million benefit for the nine months ended September 30, 2015.

•	A $20 million increase in life insurance claims compared to the prior year period.

•
A $9 million increase in expense compared to the prior year period due to the impact on DSIC from actual versus expected market performance based on the Company's view of bond and equity performance. This impact was an expense of $5 million for the nine months ended September 30, 2015 reflecting unfavorable equity market returns compared to a benefit of $4 million for the prior year period reflecting favorable equity market returns and bond fund returns.

•
An $88 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $166 million for the nine months ended September 30, 2015 compared to a favorable impact of $78 million for the prior year period.

•
A $120 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $197 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $80 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $3 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact of the corresponding hedge assets resulted in higher expense in the nine months ended September 30, 2015 compared to the prior year period.

•
Equity markets generally decreased in the nine months ended September 30, 2015 resulting in an unfavorable change in the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets whereas equity markets generally increased in the prior year period resulting in a favorable change.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Interest credited to fixed accounts decreased $26 million or 5% to $503 million for the nine months ended September 30, 2015 compared to $529 million for the prior year period primarily due to lower average fixed annuity account balances partially offset by the market impact on indexed universal life benefits, net of hedges, which was an expense of $5 million for the nine months ended September 30, 2015 and a benefit of $8 million for the prior year period. Average fixed annuity account balances decreased $1.3 billion or 10% to $11.5 billion for the nine months ended September 30, 2015 compared to the prior year period due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY

Amortization of DAC increased $15 million or 7% to $241 million for the nine months ended September 30, 2015 compared to $226 million for the prior year period. The impact on DAC from actual versus expected market performance based on the Company's view of bond and equity performance was an expense of $20 million for the nine months ended September 30, 2015 reflecting unfavorable equity market returns compared to a benefit of $14 million for the prior year period reflecting favorable equity market returns and bond fund returns. Amortization of DAC for the nine months ended September 30, 2015 included a favorable impact compared to the prior year period from higher than expected persistency on variable annuity business and lower expected amortization on fixed annuities due to the decline in the size of the block.
Income Taxes
The Company’s effective tax rate was 17.2% for the nine months ended September 30, 2015, compared to 14.0% for the nine months ended September 30, 2014. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The increase in the effective tax rate for the nine months ended September 30, 2015 compared to the prior year period was the result of an $18 million benefit in the first quarter of 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2017 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.1 billion and 4.7%, respectively, as of September 30, 2015. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.2 billion and had a weighted average yield of 3.7% as of September 30, 2015. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2015 was approximately 3.7%.
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

RIVERSOURCE LIFE INSURANCE COMPANY

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of guaranteed minimum crediting rates and the range of the difference between rates credited to policyholders and contractholders as of September 30, 2015 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Greater Than 150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$2.5	$0.2	$0.4	$0.1	$0.1	$3.3
2% - 2.99%	0.5	—	—	—	—	0.5
3% - 3.99%	9.1	—	—	—	—	9.1
4% - 5.00%	5.5	—	—	—	—	5.5
Total	$17.6	$0.2	$0.4	$0.1	$0.1	$18.4

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	53%	38%	43%	100%	96%
> 12 months to 24 months (2)	—	29	19	9	—	1
> 24 months (2)	—	18	43	48	—	3
Total	100%	100%	100%	100%	100%	100%

(1)	Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.

(2)	Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
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

RIVERSOURCE LIFE INSURANCE COMPANY

The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2015:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(75)	$—	$(75)
DAC and DSIC amortization (1) (2)	(107)	—	(107)
Variable annuity riders:
GMDB and GMIB (2)	(142)	—	(142)
GMWB	(425)	435	10
GMAB	(50)	49	(1)
DAC and DSIC amortization (3)	N/A	N/A	(2)
Total variable annuity riders	(617)	484	(135)
Macro hedge program (4)	—	—	—
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	9	(8)	1
Total	$(789)	$475	$(316)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(27)	$—	$(27)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	971	(1,096)	(125)
GMAB	38	(41)	(3)
DAC and DSIC amortization (3)	N/A	N/A	18
Total variable annuity riders	1,009	(1,137)	(110)
Macro hedge program (4)	—	23	23
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	66	—	66
Indexed universal life insurance	44	1	45
Total	$1,092	$(1,113)	$(3)

N/A	Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2015. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $264 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2015 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk from higher levels of expected annuity net cash flows. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both September 30, 2015 and December 31, 2014 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. At both September 30, 2015 and December 31, 2014, the Company had borrowings of $150 million from the FHLB which is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

RIVERSOURCE LIFE INSURANCE COMPANY

Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Cash dividends paid to Ameriprise Financial	$675	$500
Cash dividends received from RiverSource Life of NY	25	24
During the nine months ended September 30, 2014, RiverSource Life Insurance Company made a cash contribution to RTA of $15 million for ongoing funding commitments related to affordable housing partnership investments.
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	September 30, 2015	December 31, 2014	December 31, 2014
		(in millions)
RiverSource Life Insurance Company	$3,839	$3,614	$595
RiverSource Life Insurance Co. of New York	338	312	59

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

RIVERSOURCE LIFE INSURANCE COMPANY

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

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2014 10-K and Part II, Item 1A of the Company's Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 4, 2015.

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

RIVERSOURCE LIFE INSURANCE COMPANY

The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2015.
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
Other than as described in RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, there have been no material changes in the risk factors provided in Part I, Item 1A of its 2014 10-K.

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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 2, 2015	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	November 2, 2015	By	/s/ Brian J. McGrane
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

10.1*	Copy of Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012.

31.1*	Certification of John R. Woerner, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*
Certification of John R. Woerner, Chairman and President, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Shareholder’s Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

______________________________________

*	Filed electronically herewith.

E-1