Form 10-K
period 2015-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2016-02-25
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2016
Common Stock (par value $30 per share)	100,000 shares
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
Annuities: Product Features and Risks
RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFSI. In 2015, cash sales for annuities sold through AFSI were $5.6 billion, of which $5.2 billion were for variable annuity sales and $400 million were for fixed annuity sales. In 2015, RiverSource Life had total cash sales for fixed annuities through third party banks and broker-dealers of $9 million.
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
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. These underlying investment options may include affiliated Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I, Columbia Funds Variable Series Trust II and Wanger Advisors Trust funds (collectively, “VIT Funds”) as well as variable portfolio funds of other companies. Most variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 5% at December 31, 2015.
Contract purchasers can choose to add optional benefit provisions to their contracts to meet their needs, including guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions. Approximately 99% of RiverSource Life’s overall variable annuity assets include either an optional or a standard GMDB provision and approximately 60% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB provision. In general, these features can help protect contractholders and beneficiaries from a shortfall in death or living benefits due to a decline in the value of their underlying investment accounts.
In 2015, RiverSource Life introduced the SecureSource 4® and SecureSource 4 Plus® living benefit riders, optional GMWB riders that can be added to new purchases of variable annuities for a fee. These benefits ensure a specified withdrawal amount annually for life. These two riders offer clients a choice between lower fees and the opportunity for higher guaranteed income growth. Clients who purchase these benefits are invested in one or more of four Portfolio Stabilizer (managed volatility) funds of funds that are designed to pursue total return while seeking to mitigate exposure to market volatility. Clients purchasing a new variable annuity with the optional GMAB living benefit rider are also invested in one or more of four Portfolio Stabilizer funds of funds. Columbia Management Investment Advisers, LLC (“CMIA”), RiverSource Life’s investment manager, serves as investment advisor for the funds of funds and all of the underlying funds in which the funds of funds invest.

RiverSource Life’s Portfolio Navigator (traditional asset allocation) funds are available for its variable annuities, but as of April 2012, were no longer available for sale with a living benefit rider. Portfolio Navigator funds allow clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. Portfolio Navigator funds are designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals and tailor the performance of annuities and life insurance policies to their specific needs and keep investment allocations on track over time. CMIA serves as investment advisor for the funds of funds and all of the underlying funds in which the Portfolio Navigator funds of funds invest. RiverSource Life's Portfolio Stabilizer funds of funds offering is available for new sales of variable annuities sold without a living benefit rider. Variable annuity clients who have not elected a living benefit rider may enroll in the Income Guide service, which aids clients in managing income through an adaptive withdrawal strategy.
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

•	An enhanced legacy benefit. This rider, in effect, adds a 5% accumulation death benefit to the maximum anniversary value death benefit.

•	Benefit protector. This rider is intended to provide an additional benefit to help offset expenses after the contractholder’s death.
Variable annuity contractholders can purchase a GMWB for an additional charge. The GMWB allows guaranteed periodic withdrawals for the life of the contractholder, regardless of the investment performance of the contract.
Variable annuity contractholders can also obtain a lump sum principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB provides a guaranteed contract value at the end of a ten-year waiting period regardless of the investment performance of the contract. The guarantee is equal to the greater of the total amount of purchase payments made or a specified percentage of the highest anniversary value, adjusted for any withdrawals.
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
The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefits RiverSource Life offers (see “General and Separate Account Assets - General Account” below). As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline. Similarly, RiverSource Life's guaranteed benefit reserves will generally increase when interest rates decline.
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
The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% at December 31, 2015. New contracts issued provide guaranteed minimum interest rates in compliance with state laws.
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
RiverSource Life’s sales of individual life insurance in 2015, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 83% fixed universal life, 14% variable universal life and 3% traditional life. RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is utilized by RiverSource Life to mitigate this risk.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include affiliated VIT Funds, Portfolio Navigator funds of funds as well as variable portfolio funds of other companies. Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% at December 31, 2015. RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges. RiverSource Life's Portfolio Stabilizer funds of funds offering is available for new sales of variable universal life insurance products.
Fixed Universal Life Insurance and Traditional Whole Life Insurance
Fixed universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource Life’s fixed universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates. Fixed universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% at December 31, 2015. Approximately 12% of the face amount of RiverSource Life’s in force life insurance is fixed universal life, which includes indexed universal life (“IUL”), as described below. Certain fixed universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. Approximately 29% of in force fixed universal life contains a secondary guarantee that generates an additional liability.
RiverSource Life's IUL insurance products provide lifetime insurance protection and efficient asset growth through index-linked interest crediting, without the impact of negative market returns. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest as well as a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to either the performance of the S&P 500 Index® (subject to a cap and floor) or a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and MSCI EM Index and both index options offer two crediting durations, one-year and two-year. The product includes minimum guarantees and index linked interest crediting, subject to caps and floors.
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
In 2004, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of nursing home-only indemnity LTC insurance policies. Implementation of these rate increases began in early 2005 and continues. Approvals have been received for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 113.3% of premium on all such policies where an increase was requested.
In 2007, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of comprehensive reimbursement LTC insurance policies. Implementation of these rate increases began in late 2007 and continues. Approvals have been received for some or all requested increases in 48 states, with an average approved cumulative rate increase of 55% of premium on all such policies where an increase was requested.
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
RiverSource Life receives payments from its affiliate, CMIA, for providing certain sponsor and related servicing activity for the VIT Funds which are available as investment options under the variable annuity and life insurance products. RiverSource Life also receives revenues from assets allocated to subaccounts investing in VIT Funds. These revenues include shareholder services payments as well as payments for marketing, administrative services, training and other services provided by RiverSource Life.
In addition to the revenues described above, RiverSource Life receives shareholder servicing payments and marketing and administrative support payments from other companies’ funds included as investment options under its variable annuity and life insurance products. These fees are generally based on the level of separate account assets held in a particular fund and accordingly will vary based on market conditions.
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

Regulation
The Minnesota Department of Commerce is the domiciliary regulator of RiverSource Life Insurance Company and the New York State Department of Financial Services is the domiciliary regulator of RiverSource Life of NY.
In addition to being regulated by the Minnesota Department of Commerce, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends and investment activities) may be subject to pre-approval and/or continuing evaluation by the regulators.
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
RiverSource Life owns a block of residential mortgage loans. As an owner and servicer of residential mortgages, RiverSource Life must comply with applicable federal and state lending and foreclosure laws and is subject to the jurisdiction of the federal Consumer Finance Protection Bureau and certain state regulators relative to these mortgage loans.
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
RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement.
At December 31, 2015, RiverSource Life Insurance Company’s company action level RBC was $589 million, and the corresponding total adjusted capital was $3.8 billion, which represents 645% of company action level RBC.
At December 31, 2015, RiverSource Life of NY’s company action level RBC was $44 million, and the corresponding total adjusted capital was $333 million, which represents 748% of company action level RBC.
As described above, RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level.

As part of its Solvency Modernization Initiative in 2010, the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its Own Risk Solvency Assessment, which is a complete self-assessment of its risk management functions and capital adequacy. These laws have now been enacted by the domiciliary states of RiverSource Life: Minnesota and New York. The reports have been completed and filed as required by the laws and regulations of those states.
A significant portion of RiverSource Life’s annuity product sales are included in qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of RiverSource Life’s business falls within the compliance oversight of the U.S. Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor continues to pursue regulations that would significantly expand the scope of who is considered an ERISA fiduciary and what activity constitutes acting as an ERISA fiduciary, while prohibiting certain additional types of transactions conducted by persons who are considered fiduciaries. On January 29, 2016, after a lengthy public comment period and public hearing, the Department of Labor sent a proposed fiduciary rule to the Office of Management and Budget where the rule remains confidential until the final rule is published in the Federal Register. RiverSource Life continues to review and analyze the potential impact of the proposed regulations on its clients and prospective clients, as well as the potential impact on its business. RiverSource Life cannot predict how any final regulations may differ from the proposed regulations.
Certain aspects of RiverSource Life’s business are subject to comprehensive legal requirements by different functional regulators concerning the use and protection of personal information, including client information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and an ever increasing number of state laws. RiverSource Life continues its efforts to safeguard the data entrusted to it in accordance with applicable laws and internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve its business objectives and to best serve its clients.
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
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national or local in nature, include: (i) political, social, economic and market conditions; (ii) the availability and cost of capital; (iii) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (iv) technological changes and events; (v) U.S. and foreign government fiscal and tax policies; (vi) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (vii) the availability and cost of credit; (viii) inflation; (ix) investor sentiment and confidence in the financial markets; (x) terrorism and armed conflicts; and (xi) natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s businesses. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
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
RiverSource Life’s insurance and annuity products are sensitive to interest rate fluctuations, and future impacts associated with such variations may differ from historical costs. In addition, interest rate fluctuations could result in fluctuations in the valuation of certain minimum guaranteed benefits contained in some of its variable annuity products. Although RiverSource Life typically hedges to mitigate some of the effect of such fluctuations, significant changes in interest rates could have a material adverse impact on RiverSource Life’s results of operations.
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
Interest rate fluctuations also could have an adverse effect on the results of RiverSource Life’s investment portfolio. During periods of declining market interest rates or stagnancy of low interest rates, the interest RiverSource Life receives on variable interest rate investments decreases. In addition, during those periods, RiverSource Life is forced to reinvest the cash it receives as interest or return of principal on its investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of certain callable fixed income securities also may decide to prepay their obligations in order to borrow at lower market rates, which increases the risk that RiverSource Life may have to reinvest the cash proceeds of these securities in lower-yielding or lower-credit instruments.
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
Many transactions with, and investments in, the products and securities of other financial institutions expose RiverSource Life to credit risk in the event of default of its counterparty. With respect to secured transactions, RiverSource Life’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to it. RiverSource Life also has exposure to financial institutions in the form of unsecured debt instruments, derivative transactions, (including with respect to derivatives hedging its exposure on variable annuity contracts with guaranteed benefits), reinsurance, repurchase and underwriting arrangements and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely impact RiverSource Life’s business and results of operations.
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
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2015, 7% of RiverSource Life’s invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.
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
During periods of market disruption, including periods of significantly rising or high interest rates and rapidly widening credit spreads or illiquidity, it may be difficult to value certain of RiverSource Life’s securities. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of certain securities may require additional subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable and may require greater estimation as well as valuation methods that are more sophisticated, which may result in values less than the value at which the investments may be ultimately sold. Further, rapidly changing and unexpected credit and equity market conditions could materially impact the valuation of securities as reported within RiverSource Life’s Consolidated Financial Statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on RiverSource Life’s financial condition or results of operations.
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 22% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2015. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
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
If the counterparties to RiverSource Life’s reinsurance arrangements or to the derivative instruments it uses to hedge its business risks default or otherwise fail to fulfill their obligations, RiverSource Life may be exposed to risks it had sought to mitigate, which could adversely affect its financial condition and results of operations.
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
RiverSource Life provides investment securities as collateral to its derivative counterparties which they may sell, pledge, or rehypothecate. RiverSource Life has exposure, under the relevant arrangement, if the collateral is not returned to RiverSource Life to the extent that the fair value of the collateral exceeds RiverSource Life's liability. Additionally, RiverSource Life may also accept investment securities as collateral from its derivative counterparties, which RiverSource Life may sell, pledge, or rehypothecate. If the counterparties that RiverSource Life pledges the collateral to are not able to return these investment securities under the terms of the relevant arrangements, RiverSource Life would be required to deliver alternative investments or cash to its derivative counterparty, which could impact RiverSource Life’s liquidity and could adversely impact its financial condition or results of operations.
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
RiverSource Life may be required to accelerate the amortization of DAC, which would increase its expenses.
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
For more information regarding DAC, see Part II, Item 7 in this Annual Report on Form 10-K - “Management’s Narrative Analysis - Critical Accounting Policies and Estimates - Deferred Acquisition Costs.”
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
The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects of RiverSource Life and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted breaches) resulting in improper disclosure of client or employee personal information, unethical behavior and the misconduct of employees, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage RiverSource Life’s reputation among existing and potential clients, employees and distributors. Reputations may take decades to build, and any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
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
The business of RiverSource Life and its affiliates is reliant upon internal and third-party personnel and technology systems and networks to process, transmit and store information including sensitive client and proprietary information, and to conduct business activities and transactions with clients, distributors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of RiverSource Life’s business operations, including the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these systems and networks, however, RiverSource Life and its affiliates routinely encounter and address such threats. For example, in past years, RiverSource Life and its affiliates and other financial institutions experienced distributed denial of service attacks intended to disrupt RiverSource Life’s clients’ online access. While RiverSource Life was able to detect and respond to these incidents without loss of client assets or information, RiverSource Life implemented additional security capabilities and will continue to assess its ability to monitor and respond to such threats. In addition to the foregoing, RiverSource Life’s experiences with cybersecurity and technology threats have included phishing scams, introductions of malware, attempts at electronic break-ins and unauthorized payment requests. Any such breaches or interference (including attempted breaches or interference) by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, financial condition or results of operations.
RiverSource Life and its affiliates are subject to international, federal and state regulations, and, in some cases contractual obligations, that require it to establish and maintain policies and procedures designed to protect sensitive client, employee, contractor and vendor information. RiverSource Life and its affiliates have implemented and maintain security measures designed to protect against breaches of security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee or service provider error or malfeasance. RiverSource Life and its affiliates also contractually require third party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with access to RiverSource Life's systems and information pertaining to RiverSource Life’s business or its clients to meet certain information security standards. Changes in RiverSource Life’s client base or technology platforms changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality may also require corresponding changes in its systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the security measures RiverSource Life and its affiliates currently maintain.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity and technology risks, RiverSource Life cannot assure that the systems and networks of RiverSource Life and its affiliates will not be subject to attacks, breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third party liability and first party liability coverages, this insurance may not be sufficient to protect it against all cybersecurity-related losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, financial condition, or results of operations. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. RiverSource Life could also suffer harm to its business and reputation if attempted security breaches are publicized. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems or third-party systems RiverSource Life uses, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with its products and services.
Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.
Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, causing harm to its business and reputation and resulting in loss of customers or revenue. Interruptions could be caused by operational failures arising from service provider or employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology. RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software equipment or systems and other events beyond its control. Although RiverSource Life has developed and maintains a comprehensive business continuity plan and requires key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed. Further, RiverSource Life cannot control the execution of any business continuity plans implemented by its service providers.
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions and faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. For example, most of RiverSource Life's applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of RiverSource Life's web hosting operations, and RiverSource Life is subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.
RiverSource Life’s risk management policies and procedures may not be fully effective in identifying or mitigating its risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.
RiverSource Life has devoted significant resources to develop its risk management policies and procedures and will continue to do so. Nonetheless, RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and exposures are based upon its use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically-derived correlations upon which these methods are based may not be valid. As a result, these methods may not predict future exposures accurately, which could be significantly greater than what its models indicate. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.
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
The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, blackouts, severe winter weather, explosions, pandemic disease and man-made disasters, including acts of terrorism, insurrections and military actions, could adversely affect the financial condition or results of operations of RiverSource Life. Such disasters and catastrophes may damage its facilities, preventing its employees from performing their roles or otherwise disturbing its ordinary business operations, and by impacting claims, as described below. These impacts could be particularly severe to the extent they affect RiverSource Life’s computer-based data processing, transmission, storage and retrieval systems and destroy or release valuable data. Such disasters and catastrophes may also impact RiverSource Life indirectly by changing the condition and behaviors of its customers, business counterparties and regulators, as well as by causing declines or volatility in the economic and financial markets.
The potential effects of natural and man-made disasters and catastrophes on the business of RiverSource Life include but are not limited to the following: (i) a catastrophic loss of life may materially increase the amount of or accelerate the timing in which benefits are paid under its insurance policies; (ii) an increase in claims and any resulting increase in claims reserves caused by a disaster may harm the financial condition of its reinsurers, thereby impacting the cost and availability of reinsurance and the probability of default on reinsurance recoveries; and (iii) declines and volatility in the financial markets could harm its financial condition.
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
On April 20, 2015, the Department of Labor proposed regulations seeking to change the definition of who is an investment advice fiduciary under ERISA and how such advice can be provided to account holders in 401(k) plans and IRAs and other types of ERISA clients. Qualified accounts, specifically IRAs, make up a significant portion of RiverSource Life’s annuity product sales. On January 29, 2016, after a lengthy public comment period and public hearing, the Department of Labor sent a proposed fiduciary rule to the Office of Management and Budget where the rule remains confidential until the final rule is published in the Federal Register. These regulations focus on conflicts of interest related to investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts and other types of ERISA clients as well as how financial advisors are able to discuss IRA rollovers. RiverSource Life is continuing to review and analyze the potential impact of the proposed regulations on its clients and prospective clients as well as the potential impact on its business. RiverSource Life cannot predict how any final regulations may differ from the proposed regulations. If final regulations were to be issued with provisions substantially similar to the proposed regulations, they could impact how RiverSource Life compensates the financial advisors who sell its annuity products, which could negatively impact its results of operations.
RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life's financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual becomes the effective reserve valuation method for RiverSource Life Insurance Company and RiverSource Life of NY when adopted by 42 jurisdictions that account for at least 75% of U.S. insurance premiums combined and by Minnesota and New York, respectively. To date, 39 states have adopted the valuation manual which does not include Minnesota or New York. A three-year transition period is available to defer implementation of this reserve standard. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life or its competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the domiciliary regulators of the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see Item 1 of this Annual Report on Form 10-K — "Regulation".
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
The Dodd-Frank Act enacted into law in 2010 called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of other provisions remain subject to additional studies and will not be known until regulatory agencies adopt final rules. The full impact of the Dodd-Frank Act on RiverSource Life, the financial industry and the economy cannot be known until the rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.
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
It is possible there will be corporate tax reform in the next few years. While impossible to predict, corporate tax reform is likely to include a reduction in the corporate tax rate coupled with reductions in tax preferred items. Any changes could have a material impact on the income tax expense and the deferred tax balances of RiverSource Life.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
RiverSource Life Insurance Company owns and leases office space in Minneapolis, Minnesota. RiverSource Life of NY rents office space in Albany, New York. RiverSource Life believes that the facilities it occupies are suitable and adequate.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of any material legal proceedings, see Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference.
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
ITEM 6. SELECTED FINANCIAL DATA
Item omitted pursuant to General Instructions I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-K as the "Company". The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements,” “Item 1A - Risk Factors” and the Consolidated Financial Statements and Notes. The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Management’s narrative analysis is presented pursuant to General Instructions I(2) (a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See "Item 1 - Business" and Note 1 to the Consolidated Financial Statements for a description of the business.
Critical Accounting Policies and Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. The accounting and reporting policies and estimates the Company has identified as fundamental to a full understanding of its financial condition and results of operations are described below. See Note 2 to the Consolidated Financial Statements for further information about the Company’s accounting policies.
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. The fair value of the Company's Available-for-Sale securities at December 31, 2015 was primarily obtained from third-party pricing sources. For a discussion of the Company's accounting policies related to the valuation of its investments and other-than-temporary impairments, see Note 2 and Note 13 to the Consolidated Financial Statements.
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to Ameriprise Financial Services, Inc. ("AFSI"), a subsidiary of Ameriprise Financial, advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred.
The Company monitors principal deferred acquisition costs ("DAC") amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact the Company's DAC balance.
The analysis of the DAC balance and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.
Non-Traditional Long-Duration Products
For the Company's non-traditional long-duration products (including variable and fixed annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be estimated gross profits (“EGPs”) after that date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions about financial markets, mortality levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for the Company's annuity products are typically 30 to 50 years and for UL insurance products 50 years or longer. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6% for fixed income funds. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in various rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense from variable annuity guarantees. The following table presents the estimated impact to current period pretax income:

Estimated Impact to Pretax Income(1)
(in millions)
Decrease in future near- and long-term fixed income returns by 100 basis points	$(62)

Decrease in future near-term equity fund growth returns by 100 basis points	$(41)
Decrease in future long-term equity fund growth returns by 100 basis points	(32)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(73)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For traditional long-duration products (including traditional life, disability income (“DI”) and long term care (“LTC”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, premium rate increases, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing deems to be inadequate. Projection periods used for the Company's traditional life insurance are up to 30 years. Projection periods for the Company's LTC insurance products are often 50 years or longer and projection periods for DI products can be up to 45 years.
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
The assumptions for LTC insurance products include interest rates, premium rate increases, persistency rates and morbidity rates. These assumptions are management's best estimate from previous loss recognition and thus no longer provide for adverse deviations in experience.
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, variable and fixed annuity contracts and UL and VUL policies and the embedded derivatives related to variable annuity contracts, equity indexed annuities (“EIA”) and indexed universal life (“IUL”) insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and LTC insurance products.

The establishment of reserves is an estimation process using a variety of methods, assumptions and data elements. If actual experience is better than or equal to the results of the estimation process, then reserves should be adequate to provide for future benefits and expenses. If actual experience is worse than the results of the estimation process, additional reserves may be required.
Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made. Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.
Non-Traditional Long-Duration Products
Liabilities for fixed account values on variable and fixed deferred annuities and UL and VUL policies are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.
A portion of the Company's UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 10 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
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
In determining the liabilities for GMDB, GGU, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, management reviews, and where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year. The amounts in the table above in “Deferred Acquisition Costs” include the estimated impact to benefits and claims expense related to variable annuity guarantees resulting from a decrease of 100 basis points in various rate assumptions.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. See Note 13 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.

Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.75% to 9.38% at December 31, 2015, depending on year of issue, with an average rate of approximately 4.45%.
Traditional Long-Duration Products
The liabilities for traditional long-duration products include liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.
Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 5% and 6.25% for DI and LTC claims, respectively, at December 31, 2015. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for our experience.
Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors. Anticipated interest rates for term and whole life ranged from 3.25% to 10% at December 31, 2015, depending on policy form, issue year and policy duration. Anticipated interest rates for DI policies ranged from 4% to 7.5% at December 31, 2015, depending on policy form, issue year and policy duration. Anticipated interest rates for LTC policy reserves can vary by plan and year and ranged from 6.37% to 9.4% at December 31, 2015.
For term life, whole life, DI and LTC polices, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests annually in the third quarter of each year using best estimate assumptions without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions are locked in and used in subsequent valuations. The assumptions for LTC insurance products are management's best estimate from previous loss recognition and thus no longer provide for adverse deviations in experience.
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
For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2, Note 13 and Note 17 to the Consolidated Financial Statements. For discussion of the Company's market risk exposures and hedging program and related sensitivity testing, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."
Income Tax Accounting
Inherent in the provision for income taxes are estimates and judgments regarding the tax treatment of certain items. Estimates and judgments are re-evaluated on a continual basis as regulatory and business factors change. In the event that the ultimate tax treatment of items differs from the Company’s estimates, it may be required to significantly change the provision for income taxes recorded in its Consolidated Financial Statements.
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
See Note 2 and Note 19 to the Consolidated Financial Statements for additional information on the Company's accounting policies for income taxes and valuation allowance.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 3 to the Consolidated Financial Statements.
Sources of Revenues and Expenses
Premiums
Premiums include premiums on traditional life, DI and LTC insurance products and immediate annuities with a life contingent feature and are net of reinsurance premiums.
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
For discussion of the Company’s accounting policies on revenue recognition, see Note 2 to the Consolidated Financial Statements.
Benefits, Claims, Losses and Settlement Expenses
Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits under variable annuity guarantees include the changes in fair value of GMWB and GMAB embedded derivatives and the derivatives hedging these benefits, as well as the changes in fair value of derivatives hedging GMDB provisions. Benefits, claims, losses and settlement expenses also include amortization of DSIC.
Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with fixed and variable universal life and annuity contracts. The changes in fair value of EIA and IUL embedded derivatives and the derivatives hedging these products are included within interest credited to fixed accounts.
Amortization of DAC
Direct sales commissions and other costs capitalized as DAC are amortized over time. For annuity and UL contracts, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.
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

Consolidated Results of Operations for the Years Ended December 31, 2015 and 2014
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,
	2015	2014	Change
	(in millions)
Revenues
Premiums	$406	$423	$(17)	(4)%
Net investment income	1,218	1,294	(76)	(6)
Policy and contract charges	1,880	1,821	59	3
Other revenues	422	390	32	8
Net realized investment gains	4	38	(34)	(89)
Total revenues	3,930	3,966	(36)	(1)
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,213	1,046	167	16
Interest credited to fixed accounts	668	713	(45)	(6)
Amortization of deferred acquisition costs	273	293	(20)	(7)
Other insurance and operating expenses	736	740	(4)	(1)
Total benefits and expenses	2,890	2,792	98	4
Pretax income	1,040	1,174	(134)	(11)
Income tax provision	145	209	(64)	(31)
Net income	$895	$965	$(70)	(7)%
Overview
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions and the impact is reflected as part of its annual review of insurance and annuity valuation assumptions and modeling changes (“unlocking”). The favorable unlocking impact for the year ended December 31, 2015 primarily reflected improved policyholder behavior, an update to market-related inputs related to the living benefit valuation and model changes that more than offset the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment. In addition, the annual review of the Company's closed LTC business resulted in no loss recognition as better-than-expected premium increases, which were reflected in the projections, offset higher morbidity and lower interest rates. The unfavorable unlocking impact in the prior year reflected lower than previously assumed interest rates partially offset by a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption.
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking for the years ended December 31:

Pretax Increase (Decrease)	2015	2014
	(in millions)
Premiums	$(3)	$—
Policy and contract charges	8	(29)
Total Revenues	5	(29)

Benefits, claims, losses and settlement expenses	(58)	6
Amortization of deferred acquisition costs	15	8
Total benefits and expenses	(43)	14
Total(1)	$48	$(43)
(1) Includes a $6 million net benefit related to the market impact on variable annuity guaranteed benefits and indexed universal life benefits for the year ended December 31, 2015.
Net income decreased $70 million or 7% to $895 million for the year ended December 31, 2015 compared to $965 million for the prior year. Pretax income decreased $134 million or 11% to $1.0 billion for the year ended December 31, 2015 compared to $1.2 billion for the prior year primarily reflecting the negative market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and deferred sales inducement costs ("DSIC") amortization), a $42 million benefit in the prior year from policyholder movement of investments in Portfolio Navigator (traditional asset allocation) funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer (managed volatility) funds compared to a $6 million benefit for the current year, higher life and LTC insurance claims, fixed annuity net outflows, the unfavorable impact on DAC and DSIC from actual versus expected market performance partially offset by the favorable impact of unlocking.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $203 million for the year ended December 31, 2015 compared to an expense of $84 million for the prior year. The impact on DAC and DSIC from actual versus expected market performance based on the Company’s view of bond and equity performance was an expense of $19 million for the year ended December 31, 2015 reflecting unfavorable equity market returns compared to a benefit of $26 million for the prior year reflecting favorable equity market and bond fund returns.
The Company’s variable annuity account balances decreased $2.7 billion or 4% to $74.2 billion at December 31, 2015 compared to the prior year due to net outflows of $1.2 billion and market depreciation.
The Company’s fixed annuity account balances declined $1.5 billion or 12% to $10.7 billion at December 31, 2015 compared to the prior year reflecting limited new sales from low interest rates and higher lapse rates as a portion of the five-year guarantee block that was re-priced during 2014 came out of its surrender charge period earlier in 2015. Given the current interest rate environment, the Company's fixed annuity book is expected to gradually run off and earnings on its fixed annuity business will trend down.
During 2015, the Company conducted a review of its LTC reserve for unpaid amounts on reported claims based on additional information it received from Genworth Financial, Inc., which reinsures 50% of the Company's LTC business and administers all of its claims. Based on this information, along with a review of the discount rate, management’s best estimate for LTC claims reserves resulted in a net $14 million increase. The most significant drivers of the reserve increase were updates to the benefit utilization rates and claims termination rates, partially offset by a $15 million benefit from a higher discount rate. The Company also increased the discount rate for its DI reserve for unpaid amounts on reported claims, which resulted in a $7 million reserve decrease.
Revenues
Total revenues decreased $36 million or 1% to $3.9 billion for the year ended December 31, 2015 compared to $4.0 billion for the prior year.
Net investment income decreased $76 million or 6% to $1.2 billion for the year ended December 31, 2015 compared to $1.3 billion for the prior year reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges increased $59 million or 3% to $1.9 billion for the year ended December 31, 2015 compared to $1.8 billion for the prior year. Policy and contract charges for the year ended December 31, 2015 included an $8 million favorable impact from unlocking compared to a $29 million negative impact in the prior year. The primary driver of the unlocking impact to policy and contract charges for the year ended December 31, 2015 was a positive impact from model updates related to the indexed universal life product partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to policy and contract charges for the prior year was lower projected gains on reinsurance contracts resulting from favorable mortality experience. Policy and contract charges also increased for the year ended December 31, 2015 due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date partially offset by a $9 million decrease related to a life reinsurance premium correction.
Other revenues increased $32 million or 8% to $422 million for the year ended December 31, 2015 compared to $390 million for the prior year reflecting higher marketing support due to higher fee rates, slightly higher average separate account balances and a $7 million gain on the sale of a building.
Net realized investment gains were $4 million for the year ended December 31, 2015 compared to $38 million for the prior year. For the year ended December 31, 2015, net realized gains of $12 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $7 million which primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities. For the year ended December 31, 2014, net realized gains of $45 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $5 million which primarily related to credit losses on non-agency residential mortgage backed securities and corporate debt securities. For the years ended December 31, 2015 and 2014, there was an increase in the provision for loan losses on syndicated loans of $1 million and $2 million, respectively.

Benefits and Expenses
Total benefits and expenses increased $98 million or 4% to $2.9 billion for the year ended December 31, 2015 compared to $2.8 billion for the prior year primarily due to an increase in benefits, claims, losses and settlement expenses partially offset by a decrease in interest credited to fixed accounts and amortization of DAC.
Benefits, claims, losses and settlement expenses increased $167 million, or 16% to $1.2 billion for the year ended December 31, 2015 compared to $1.0 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2015 included a $58 million benefit from unlocking compared to a $6 million expense in the prior year. The unlocking impact for the year ended December 31, 2015 primarily reflected an update to market-related inputs related to the living benefit valuation and a benefit from model changes that more than offset the difference between the Company's previously assumed interest rates versus the continued low interest rate environment. The unlocking impact for the prior year reflected lower than previously assumed interest rates partially offset by a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption.

•
A $17 million increase in expenses related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•
An increase in expenses compared to the prior year due to a $50 million benefit for the year ended December 31, 2014 from policyholder movement of investments in Portfolio Navigator funds under certain in force variable annuities with living benefit guarantees to the Portfolio Stabilizer funds, compared to a $7 million benefit for the year ended December 31, 2015.

•	A $20 million increase in life insurance claims compared to the prior year primarily due to larger claims.

•
A $19 million increase in LTC claims compared to the prior year primarily due to an increase in the number of open claims and an update in claim reserve assumptions partially offset by a higher interest rate used for LTC claims and the release of additional LTC reserves.

•
A $9 million increase in expense compared to the prior year due to the impact on DSIC from actual versus expected market performance based on the Company's view of bond and equity performance. This impact was an expense of $4 million for the year ended December 31, 2015 reflecting unfavorable equity market returns compared to a benefit of $5 million for the prior year reflecting favorable equity market and bond fund returns.

•	A $28 million favorable impact in 2015 from updating future experience assumptions relating to life rider benefits.

•
A $78 million increase in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $68 million for the year ended December 31, 2015 compared to a favorable impact of $146 million for the prior year.

•
A $58 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of a favorable $785 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $841 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•	Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in lower expense in 2015 compared to 2014.

•
Equity market and volatility impacts on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense in 2015 compared to a benefit in 2014.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year.

Interest credited to fixed accounts decreased $45 million or 6% to $668 million for the year ended December 31, 2015 compared to $713 million for the prior year driven by lower average fixed annuity account balances. Average fixed annuity account balances decreased $1.3 billion or 11% to $11.3 billion for the year ended December 31, 2015 compared to the prior year due to net outflows reflecting higher lapse rates and limited new sales due to low interest rates.
Amortization of DAC decreased $20 million or 7% to $273 million for the year ended December 31, 2015 compared to $293 million for the prior year primarily reflecting the following items:

•	The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $25 million for the year ended December 31, 2015 compared to a benefit of $8 million for the prior year.

•	A $7 million expense related to an actuarial model correction in life insurance in 2014 primarily related to prior periods.

•
A favorable impact compared to the prior year from higher than expected persistency on variable annuity business and lower expected amortization on fixed annuities due to the decline in the size of the block.

•
The impact on DAC from actual versus expected market performance based on the Company's view of bond and equity performance was an expense of $15 million for the year ended December 31, 2015 reflecting unfavorable equity market returns compared to a benefit of $21 million for the prior year reflecting favorable equity market and bond fund returns.

Income Taxes
The Company’s effective tax rate was 14.0% for the year ended December 31, 2015 compared to 17.8% for the prior year. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The decrease in the effective tax rate for the year ended December 31, 2015 compared to the prior year was primarily due to an increase in the dividends received deduction compared to 2014 as well as slightly lower pretax income.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2015. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $220 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2015 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with its parent, Ameriprise Financial, Inc. ("Ameriprise Financial"), aggregating $1.0 billion. See Note 11 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both December 31, 2015 and 2014 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of both December 31, 2015 and 2014, the Company had borrowings of $150 million from the FHLB which is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.

Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Cash dividends paid to Ameriprise Financial	$800	$900	$800
Cash dividends received from RiverSource Life of NY	25	24	25
Cash dividend received from RTA	—	30	—
On February 11, 2016, the Company's board of directors declared a cash dividend of $400 million to Ameriprise Financial, payable on or after March 1, 2016, pending approval by the Minnesota Department of Commerce.
For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds. See Note 15 to the Consolidated Financial Statements for additional information.
During the years ended December 31, 2015, 2014 and 2013, RiverSource Life Insurance Company made cash contributions to RTA of nil, $15 million and $30 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital(a)		Regulatory Capital Requirement(b)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in millions)
RiverSource Life Insurance Company	$3,800	$3,614	$589	$595
RiverSource Life of NY	333	312	44	59
(a) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(b) Regulatory capital requirement is based on the statutory risk-based capital filing.
Contractual Commitments
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations. Payments due by period as of December 31, 2015 were as follows:

	Total	2016	2017-2018	2019-2020	2021 and Thereafter
	(in millions)
Insurance and annuities(1)	$42,103	$2,602	$4,631	$4,133	$30,737
Deferred premium options(2)	1,733	312	455	423	543
Affordable housing partnerships(3)	117	67	43	2	5
Total	$43,953	$2,981	$5,129	$4,558	$31,285
(1) These scheduled payments are represented by reserves of approximately $28.8 billion at December 31, 2015 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. Actual payment obligations may differ if experience varies from these assumptions. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.
(2) The fair value of these commitments included on the Consolidated Balance Sheets was $1.7 billion as of December 31, 2015. See Note 17 to the Consolidated Financial Statements for more information about deferred premium options.
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

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $520 million at December 31, 2015.
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
The Company has interest rate risk and equity market risk. Interest rate risk can result from investing in assets that do not exactly match the cash flow profile of the liabilities they support. The Company manages interest rate risk through the use of a variety of tools that include managing the duration of investments supporting its fixed annuities and insurance products. Additionally, the Company enters into derivative instruments, such as structured derivatives, options, futures, interest rate swaps and swaptions, which change the interest rate characteristics of client liabilities or investment assets. Because certain of its investment activities are impacted by the value of its managed equity-based portfolios, from time to time the Company enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate its exposure to volatility in the equity markets.
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
The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2015:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(78)	$—	$(78)
DAC and DSIC amortization(1) (2)	(108)	—	(108)
Variable annuity riders:
GMDB and GMIB(2)	(155)	—	(155)
GMWB	(406)	467	61
GMAB	(45)	51	6
DAC and DSIC amortization(3)	N/A	N/A	(12)
Total variable annuity riders	(606)	518	(100)
Macro hedge program(4)	—	—	—
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	19	(18)	1
Total	$(772)	$499	$(285)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(27)	$—	$(27)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	953	(1,032)	(79)
GMAB	36	(38)	(2)
DAC and DSIC amortization(3)	N/A	N/A	15
Total variable annuity riders	989	(1,070)	(66)
Macro hedge program(4)	—	10	10
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	67	—	67
Indexed universal life insurance	48	1	49
Total	$1,077	$(1,059)	$33

N/A	Not Applicable.
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. At December 31, 2015, the value of these assets was $76.0 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities at December 31, 2015 was $74.2 billion. These contract values include GMWB and GMAB contracts which were $40.4 billion and $4.0 billion, respectively, at December 31, 2015. At December 31, 2015, reserves for GMWB were liabilities of $1.1 billion and reserves for GMAB were nil. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2015, the reserve for GMDB and GMIB was a liability of $22 million.
Equity Price Risk
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company's liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.0 billion in policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets at December 31, 2015, $21.9 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2017 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.2 billion and 4.8%, respectively, as of December 31, 2015. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.1 billion and had a weighted average yield of 3.7% as of December 31, 2015. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2015 was approximately 3.7%.
The reinvestment of proceeds from maturities, calls and prepayments at rates below the current portfolio yield, which may be below the level of some liability GMIRs, will have a negative impact to future operating results. To mitigate the unfavorable impact that the low interest rate environment has on the Company’s spread income, it assesses reinvestment risk in its investment portfolio and monitors this risk in accordance with its asset/liability management framework. In addition, the Company may reduce the crediting rates on its fixed products when warranted, subject to guaranteed minimums. In 2014, the Company completed the process of setting lower renewal interest rates for a portion of its fixed annuities that were above the GMIRs, which helped relieve some of the spread compression caused by low rates.

The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2015 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
Range of Guaranteed Minimum Crediting Rates	(in billions, except percentages)

1% - 1.99%	$2.5	$0.2	$0.4	$0.1	$3.2
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	9.0	—	—	—	9.0
4% - 5.00%	5.5	—	—	—	5.5
Total	$17.5	$0.2	$0.4	$0.1	$18.2

Percentage of Account Values That Reset In:
Next 12 months (1)	100%	45%	37%	48%	97%
> 12 months to 24 months (2)	—	33	11	5	1
> 24 months (2)	—	22	52	47	2
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500 Index®. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500 Index which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2015, the Company had $27 million in liabilities related to equity indexed annuities. The Company discontinued new sales of equity indexed annuities in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2015.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). The Company offers an S&P 500 Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. At December 31, 2015, the Company had $715 million in liabilities related to the index accounts of IUL, with the vast majority in the S&P 500 Index account option.
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
There has been significant interest in the energy sector given oil prices. The Company has approximately $2.9 billion of energy sector exposure. The following table presents the Company's energy holdings by sub-sector as of December 31, 2015:

	% of Total Invested Assets (1)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(in millions, except percentages)
Energy Sector — Investment Grade Corporate Bonds
Midstream	3.9%	$1,071	$1,067	$(4)
Independent Energy	3.8	1,081	1,041	(40)
Integrated Energy	1.3	321	367	46
Refining	0.6	156	157	1
Oil Field Services	0.4	114	97	(17)
Total	10.0%	$2,743	$2,729	$(14)

Energy Sector — High Yield Corporate Bonds/Syndicated Loans
Oil Field Services	0.4%	$125	$103	$(22)
Independent Energy	0.1	55	44	(11)
Integrated Energy	—	1	1	—
Total	0.5%	$181	$148	$(33)
(1) Invested assets include cash and cash equivalents and investments.
The duration of the Company's energy holdings is short with 29% maturing by year end 2018. The average rating of the Company's energy holdings is BBB. The high quality of the Company's energy holdings is reflected in the less than 2% net unrealized loss in aggregate. Within the Midstream sub-sector, the vast majority of the Company's exposure is with a handful of the largest U.S. pipeline operators. The rest of the Company's energy exposure is focused on large diversified North American-based companies.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2015, the Company’s largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor pending rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2015 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Items required under this section are included in Item 7 in this Annual Report on Form 10-K - “Management’s Narrative Analysis - Quantitative and Qualitative Disclosures about Market Risk.”

RIVERSOURCE LIFE INSURANCE COMPANY

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of RiverSource Life Insurance Company and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 25, 2016

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2015, $20,886; 2014, $21,354)	$21,772	$23,243
Common stocks, at fair value (cost: 2015 and 2014, $2)	7	7
Mortgage loans, at amortized cost (less allowance for loan losses: 2015, $19; 2014, $23)	3,211	3,298
Policy loans	823	805
Other investments	998	987
Total investments	26,811	28,340
Cash and cash equivalents	370	307
Reinsurance recoverables	2,415	2,268
Other receivables	255	206
Accrued investment income	244	255
Deferred acquisition costs	2,688	2,576
Other assets	4,569	5,006
Separate account assets	76,004	79,178
Total assets	$113,356	$118,136

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,029	$29,805
Short-term borrowings	200	200
Other liabilities	4,058	4,650
Separate account liabilities	76,004	79,178
Total liabilities	109,291	113,833

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,465	2,464
Retained earnings	1,202	1,107
Accumulated other comprehensive income, net of tax	395	729
Total shareholder’s equity	4,065	4,303
Total liabilities and shareholder’s equity	$113,356	$118,136
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Revenues
Premiums	$406	$423	$430
Net investment income	1,218	1,294	1,411
Policy and contract charges	1,880	1,821	1,725
Other revenues	422	390	359
Net realized investment gains	4	38	3
Total revenues	3,930	3,966	3,928
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,213	1,046	1,172
Interest credited to fixed accounts	668	713	806
Amortization of deferred acquisition costs	273	293	141
Other insurance and operating expenses	736	740	746
Total benefits and expenses	2,890	2,792	2,865
Pretax income	1,040	1,174	1,063
Income tax provision	145	209	221
Net income	$895	$965	$842

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(8)	$(6)	$(11)
Portion of loss recognized in other comprehensive income (before taxes)	1	1	5
Net impairment losses recognized in net realized investment gains	$(7)	$(5)	$(6)
See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net income	$895	$965	$842
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(338)	74	(588)
Net unrealized gains on derivatives	4	5	4
Total other comprehensive income (loss), net of tax	(334)	79	(584)
Total comprehensive income	$561	$1,044	$258
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2013	$3	$2,462	$1,000	$1,234	$4,699
Comprehensive income:
Net income	—	—	842	—	842
Other comprehensive loss, net of tax	—	—	—	(584)	(584)
Total comprehensive income					258
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2013	3	2,463	1,042	650	4,158

Comprehensive income:
Net income	—	—	965	—	965
Other comprehensive income, net of tax	—	—	—	79	79
Total comprehensive income					1,044
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(900)	—	(900)
Balances at December 31, 2014	3	2,464	1,107	729	4,303

Comprehensive income:
Net income	—	—	895	—	895
Other comprehensive loss, net of tax	—	—	—	(334)	(334)
Total comprehensive income					561
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2015	$3	$2,465	$1,202	$395	$4,065
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Cash Flows from Operating Activities
Net income	$895	$965	$842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	18	8	(20)
Deferred income tax expense (benefit)	(91)	209	(76)
Contractholder and policyholder charges, non-cash	(334)	(329)	(322)
Loss from equity method investments	18	24	12
Net realized investment gains	(13)	(45)	(9)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	9	7	6
Changes in operating assets and liabilities:
Deferred acquisition costs	(2)	33	(128)
Policyholder account balances, future policy benefits and claims	703	1,375	(1,053)
Derivatives, net of collateral	69	(894)	1,733
Reinsurance recoverables	(132)	(107)	(121)
Other receivables	(9)	(4)	4
Accrued investment income	11	20	16
Other, net	407	(357)	132
Net cash provided by operating activities	1,549	905	1,016

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	158	309	171
Maturities, sinking fund payments and calls	2,589	2,848	3,682
Purchases	(2,279)	(1,589)	(3,672)
Proceeds from maturities and repayments of mortgage loans	618	562	696
Funding of mortgage loans	(523)	(523)	(619)
Proceeds from sales and collections of other investments	115	140	119
Purchase of other investments	(158)	(304)	(235)
Purchase of land, buildings, equipment and software	(11)	(8)	(8)
Change in policy loans, net	(18)	(32)	(21)
Advance on line of credit to Ameriprise Financial, Inc.	—	(15)	—
Repayment from Ameriprise Financial, Inc. on line of credit	—	15	—
Other, net	4	5	49
Net cash provided by investing activities	$495	$1,408	$162
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$2,061	$2,042	$2,158
Net transfers to separate accounts	(171)	(216)	(116)
Surrenders and other benefits	(2,714)	(2,440)	(1,994)
Change in short-term borrowings, net	(1)	(301)	(2)
Proceeds from line of credit with Ameriprise Financial, Inc.	6	56	94
Payments on line of credit with Ameriprise Financial, Inc.	(6)	(206)	(94)
Tax adjustment on share-based incentive compensation plan	1	1	1
Cash received for purchased options with deferred premiums	16	13	—
Cash paid for purchased options with deferred premiums	(373)	(399)	(417)
Cash dividends to Ameriprise Financial, Inc.	(800)	(900)	(800)
Net cash used in financing activities	(1,981)	(2,350)	(1,170)
Net increase (decrease) in cash and cash equivalents	63	(37)	8
Cash and cash equivalents at beginning of period	307	344	336
Cash and cash equivalents at end of period	$370	$307	$344

Supplemental Disclosures:
Income taxes paid (received), net	$(57)	$471	$94
Interest paid on borrowings	1	1	4
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	45	38	96
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
The Company’s principal products are variable deferred annuities and variable and fixed universal life insurance, including indexed universal life (“IUL”), which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with the universal life products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit provisions to their contracts, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) provisions.
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
When the fair value of an investment is less than its amortized cost, the Company assesses whether or not: (i) it has the intent to sell the security (made a decision to sell) or (ii) it is more likely than not that the Company will be required to sell the security before its anticipated recovery. If either of these conditions exist, an other-than-temporary impairment is considered to have occurred and the Company recognizes an other-than-temporary impairment for the difference between the investment’s amortized cost and its fair value through earnings. For securities that do not meet the above criteria and the Company does not expect to recover a security’s amortized cost, the security is also considered other-than-temporarily impaired. For these securities, the Company separates the total impairment into the credit loss component and the amount of the loss related to other factors. The amount of the total other-than-temporary impairment related to credit loss is recognized in earnings.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest income is accrued on the unpaid principal balances of the loans as earned. The discount for residential mortgage loans is accreted straight-line over the remaining life of the loans.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, long term care (“LTC”) and DI, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. Fixed and variable universal life reinsurance premiums are reported as a reduction of policy and contract charges. In addition, for fixed and variable universal life insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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
At December 31, 2015 and 2014, land, buildings, equipment and software were $153 million and $159 million, respectively, net of accumulated depreciation of $129 million and $122 million, respectively. Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $15 million, $15 million and $16 million, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to AFSI, advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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
Non-Traditional Long-Duration Products
For non-traditional long-duration products (including variable and fixed annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), DAC are amortized based on projections of estimated gross profits (“EGPs”) over amortization periods equal to the approximate life of the business.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Traditional Long-Duration Products
For traditional long-duration products (including traditional life, DI and LTC insurance products), DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium paying period. The assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities.
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
The assumptions for LTC insurance products include interest rates, premium rate increases, persistency rates and morbidity rates. These assumptions are management's best estimate from previous loss recognition and thus no longer provide for adverse deviations in experience.
Deferred Sales Inducement Costs
Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract and insurance policy values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. The amounts capitalized are amortized using the same methodology and assumptions used to amortize DAC. DSIC is recorded in other assets, and amortization of DSIC is recorded in benefits, claims, losses and settlement expenses.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, variable and fixed annuity contracts and UL and VUL policies and the embedded derivatives related to variable annuity contracts, EIA and IUL insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and LTC insurance products.
The establishment of reserves is an estimation process using a variety of methods, assumptions and data elements. If actual experience is better than or equal to the results of the estimation process, then reserves should be adequate to provide for future benefits and expenses. If actual experience is worse than the results of the estimation process, additional reserves may be required.
Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made. Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.
Non-Traditional Long-Duration Products
Liabilities for fixed account values on variable and fixed deferred annuities and UL and VUL policies are equal to accumulation values, which are the cumulative gross deposits and credited interest less withdrawals and various charges.
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and charges. The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 10 for information regarding the liability for contracts with secondary guarantees.
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
Traditional Long-Duration Products
The liabilities for traditional long-duration products include liabilities for unpaid amounts on reported claims, estimates of benefits payable on claims incurred but not yet reported and estimates of benefits that will become payable on term life, whole life, DI and LTC policies as claims are incurred in the future.
Liabilities for unpaid amounts on reported life insurance claims are equal to the death benefits payable under the policies. Liabilities for unpaid amounts on reported health insurance claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These amounts are calculated based on claim continuance tables which estimate the likelihood an individual will continue to be eligible for benefits. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts. Anticipated claim continuance rates are based on established industry tables, adjusted as appropriate for the Company’s experience.
Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and health insurance policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
For term life, whole life, DI and LTC polices, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests annually in the third quarter of each year using best estimate assumptions without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions are locked in and used in subsequent valuations. The assumptions for LTC insurance products are management's best estimate from previous loss recognition and thus no longer provide for adverse deviations in experience.
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
Revenue Recognition
Premiums on traditional life, DI and LTC insurance products and immediate annuities with a life contingent feature are net of reinsurance ceded and recognized as revenue when due.
Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale and on the residential mortgage loans so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortality and expense risk fees are generated directly and indirectly based on a percentage of the fair value of assets held in the Company’s separate accounts and recognized when assessed. Variable annuity guaranteed benefit rider charges, cost of insurance charges on fixed and variable universal life insurance and contract charges (net of reinsurance premiums and cost of reinsurance for universal life insurance products) and surrender charges on annuities and fixed and variable universal life insurance are recognized as revenue when assessed.
Realized gains and losses on the sale of securities, other than equity method investments, are recognized using the specific identification method, on a trade date basis.
Fees received under marketing support arrangements are recognized as revenue when earned.

3.	Recent Accounting Pronouncements
Adoption of New Accounting Standards
Transfers and Servicing
In June 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to transfers and servicing. The update requires repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. The standard requires disclosures related to transfers of financial assets accounted for as sales in transactions that are similar to repurchase agreements. The standard also requires disclosures on the remaining contractual maturity of the agreements, disaggregation of the gross obligation by class of collateral pledged and potential risks associated with the agreements and the related collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings. The standard is effective for interim and annual periods beginning after December 15, 2014, except for the disclosure requirements for repurchase agreements, security lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings which are effective for interim periods beginning after March 15, 2015. The standard requires entities to present changes in accounting for transactions outstanding at the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of the standard did not have any effect on the Company’s consolidated financial condition and results of operations. See Note 12 and Note 16 for the required disclosures.
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
Future Adoption of New Accounting Standards
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value through net income. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB updated the accounting standards related to fair value measurement. The update applies to investments that are measured at net asset value (“NAV”). The standard eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. In addition, the update limits disclosures to investments for which the entity elected to measure the fair value using the practical expedient rather than all eligible investments. The standard is effective for interim and annual periods beginning after December 15, 2015. The standard should be applied retrospectively to all periods presented and early adoption is permitted. The Company adopted the standard on January 1, 2016. There was no impact of the standard to the Company’s consolidated financial condition and results of operations.
Interest – Imputation of Interest
In April 2015, the FASB updated the accounting standards related to debt issuance costs. The update requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of debt. The update does not impact the measurement or recognition of debt issuance costs. In August 2015, the FASB updated the guidance to allow companies to make a policy election to exclude debt issuance costs for line-of-credit arrangements from the standard. The standard is effective for interim and annual periods beginning after December 15, 2015. The standard is to be applied on a retrospective basis to all periods presented. Early adoption of the standard is permitted. The Company adopted the standard on January 1, 2016. There was no impact of the standard to the Company’s consolidated financial condition and results of operations.
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and VIEs and excludes certain money market funds from the consolidation analysis. Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The standard may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption or applied retrospectively. The Company adopted the standard on January 1, 2016. There was no impact of the standard to the Company’s consolidated financial condition and results of operations.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the accounting standards to defer the effective date by one year. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.

4.	Variable Interest Entities
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $517 million and $504 million as of December 31, 2015 and 2014, respectively. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exposure to loss as a result of its investment in these structured investments is limited to its carrying value. The carrying value is included in Available-for-Sale fixed maturities on the Consolidated Balance Sheets. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments. See Note 5 for additional information about these structured investments.

5.	Investments
Available-for-Sale securities distributed by type were as follows:

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,764	$891	$(281)	$14,374	$2
Residential mortgage backed securities	3,015	96	(36)	3,075	(8)
Commercial mortgage backed securities	2,081	68	(13)	2,136	—
State and municipal obligations	1,023	153	(27)	1,149	—
Asset backed securities	748	33	(5)	776	—
Foreign government bonds and obligations	217	17	(11)	223	—
U.S. government and agencies obligations	38	1	—	39	—
Total fixed maturities	20,886	1,259	(373)	21,772	(6)
Common stocks	2	5	—	7	3
Total	$20,888	$1,264	$(373)	$21,779	$(3)

	December 31, 2014
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,763	$1,474	$(54)	$15,183	$3
Residential mortgage backed securities	3,374	150	(32)	3,492	(9)
Commercial mortgage backed securities	2,116	115	(3)	2,228	—
State and municipal obligations	947	191	(25)	1,113	—
Asset backed securities	882	56	(1)	937	—
Foreign government bonds and obligations	236	21	(6)	251	—
U.S. government and agencies obligations	36	3	—	39	—
Total fixed maturities	21,354	2,010	(121)	23,243	(6)
Common stocks	2	5	—	7	3
Total	$21,356	$2,015	$(121)	$23,250	$(3)
 (1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2015 and 2014, investment securities with a fair value of $862 million and $1.2 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $408 million and $689 million, respectively, may be sold, pledged or rehypothecated by the counterparty.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015 and 2014, fixed maturity securities comprised approximately 81% and 82%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2015 and 2014, approximately $1.1 billion and $1.2 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	December 31, 2015			December 31, 2014
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,661	$4,806	22%	$5,111	$5,374	23%
AA	1,010	1,185	5	967	1,158	5
A	3,749	4,101	19	4,452	5,062	22
BBB	9,964	10,278	47	9,328	10,165	44
Below investment grade	1,502	1,402	7	1,496	1,484	6
Total fixed maturities	$20,886	$21,772	100%	$21,354	$23,243	100%
At December 31, 2015 and 2014, approximately 47% and 46%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	253	$3,703	$(208)	35	$300	$(73)	288	$4,003	$(281)
Residential mortgage backed securities	36	535	(7)	59	526	(29)	95	1,061	(36)
Commercial mortgage backed securities	45	568	(12)	3	33	(1)	48	601	(13)
State and municipal obligations	9	40	(1)	2	101	(26)	11	141	(27)
Asset backed securities	21	241	(5)	—	—	—	21	241	(5)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	373	$5,126	$(235)	114	$987	$(138)	487	$6,113	$(373)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	106	$1,093	$(36)	40	$689	$(18)	146	$1,782	$(54)
Residential mortgage backed securities	17	138	(2)	55	670	(30)	72	808	(32)
Commercial mortgage backed securities	9	80	—	9	95	(3)	18	175	(3)
State and municipal obligations	1	5	—	2	102	(25)	3	107	(25)
Asset backed securities	5	52	—	3	32	(1)	8	84	(1)
Foreign government bonds and obligations	4	10	(1)	14	27	(5)	18	37	(6)
Total	142	$1,378	$(39)	123	$1,615	$(82)	265	$2,993	$(121)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	December 31,
	2015	2014	2013
	(in millions)
Beginning balance	$33	$54	$87
Credit losses for which an other-than-temporary impairment was not previously recognized	—	1	2
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	4
Reductions for securities sold during the period (realized)	—	(22)	(39)
Ending balance	$33	$33	$54
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Gross realized investment gains	$30	$51	$11
Gross realized investment losses	(17)	(6)	—
Other-than-temporary impairments	(7)	(5)	(6)
Total	$6	$40	$5
Other-than-temporary impairments for the years ended December 31, 2015 and 2014 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities. Other-than-temporary impairments for the year ended December 31, 2013 primarily related to credit losses on non-agency residential mortgage backed securities.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-for-Sale securities by contractual maturity at December 31, 2015 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$882	$893
Due after one year through five years	5,419	5,731
Due after five years through 10 years	5,062	5,046
Due after 10 years	3,679	4,115
	15,042	15,785
Residential mortgage backed securities	3,015	3,075
Commercial mortgage backed securities	2,081	2,136
Asset backed securities	748	776
Common stocks	2	7
Total	$20,888	$21,779
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Fixed maturities	$1,034	$1,112	$1,205
Mortgage loans	177	183	202
Other investments	33	29	37
	1,244	1,324	1,444
Less: investment expenses	26	30	33
Total	$1,218	$1,294	$1,411
Net realized investment gains are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Fixed maturities	$6	$40	$5
Mortgage loans	—	—	(1)
Other investments	(2)	(2)	(1)
Total	$4	$38	$3

6.	Financing Receivables
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a rollforward of the allowance for loan losses for commercial mortgage loans and syndicated loans for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2015	2014	2013
	(in millions)
Beginning balance	$28	$28	$30
Charge-offs	(4)	(2)	(2)
Provisions	1	2	—
Ending balance	$25	$28	$28

Individually evaluated for impairment	$4	$9	$8
Collectively evaluated for impairment	21	19	20
The recorded investment in commercial and residential mortgage loans and syndicated loans by impairment method was as follows:

	December 31,
	2015	2014

Individually evaluated for impairment	$25	$32
Collectively evaluated for impairment	3,657	3,740
Total	$3,682	$3,772
As of December 31, 2015 and 2014, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million and $4 million, respectively.
During the years ended December 31, 2015, 2014 and 2013, the Company purchased $106 million, $180 million and $158 million, respectively, and sold $15 million, $13 million and $2 million, respectively, consisting primarily of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $8 million and $10 million as of December 31, 2015 and 2014, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both December 31, 2015 and 2014. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in millions)
South Atlantic	$746	$710	28%	27%
Pacific	709	673	27	26
Mountain	242	236	9	9
West North Central	217	223	8	8
East North Central	208	237	8	9
Middle Atlantic	203	210	8	8
West South Central	128	151	5	6
New England	115	130	4	5
East South Central	68	62	3	2
	2,636	2,632	100%	100%
Less: allowance for loan losses	19	23
Total	$2,617	$2,609
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in millions)
Retail	$947	$956	36%	36%
Office	522	535	20	20
Apartments	473	473	18	18
Industrial	444	447	17	17
Mixed use	35	46	1	2
Hotel	34	32	1	1
Other	181	143	7	6
	2,636	2,632	100%	100%
Less: allowance for loan losses	19	23
Total	$2,617	$2,609
Residential Mortgage Loans
The recorded investment in residential mortgage loans at December 31, 2015 and 2014 was $594 million and $689 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of December 31, 2015 and 2014, no allowance for loan losses was recorded.
Residential mortgage loans are presented net of unamortized discount of $21 million and $34 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, approximately 4% and 5%, respectively, of residential mortgage loans had FICO scores below 640. As of both December 31, 2015 and 2014, approximately 1% of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 37% of the portfolio as of both December 31, 2015 and 2014. No other state represents more than 10% of the total residential mortgage loan portfolio.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Syndicated Loans
The recorded investment in syndicated loans at December 31, 2015 and 2014 was $452 million and $451 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2015 and 2014 were $5 million and $3 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of December 31, 2015, 2014 and 2013. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2015, 2014 and 2013. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

7.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact for the year ended December 31, 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the continued low interest rate environment partially offset by improved persistency. The impact for the year ended December 31, 2014 primarily reflected lower than previously assumed interest rates partially offset by improved persistency and mortality experience and a benefit from updating the Company's variable annuity living benefit withdrawal utilization assumption. The impact for the year ended December 31, 2013 primarily reflected higher than previously assumed interest rates and changes in assumed policyholder behavior.
The balances of and changes in DAC were as follows:

	2015	2014	2013
	(in millions)
Balance at January 1	$2,576	$2,633	$2,373
Capitalization of acquisition costs	275	260	269
Amortization, excluding the impact of valuation assumptions review	(267)	(286)	(219)
Amortization, impact of valuation assumptions review	(6)	(7)	78
Impact of change in net unrealized securities losses (gains)	110	(24)	132
Balance at December 31	$2,688	$2,576	$2,633
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2015	2014	2013
	(in millions)
Balance at January 1	$361	$409	$404
Capitalization of sales inducement costs	4	5	5
Amortization, excluding the impact of valuation assumptions review	(52)	(52)	(48)
Amortization, impact of valuation assumptions review	1	(2)	25
Impact of change in net unrealized securities losses	20	1	23
Balance at December 31	$334	$361	$409

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.
The Company generally reinsures 90% of the death benefit liability for new term life insurance policies beginning in 2001 (RiverSource Life of NY began in 2002) and new individual fixed and variable universal life insurance policies beginning in 2002 (2003 for RiverSource Life of NY). Policies issued prior to these dates are not subject to these same reinsurance levels.
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to its universal life product with long term care benefits.
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
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retained the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.
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
At December 31, 2015 and 2014, traditional life and UL insurance in force aggregated $196.3 billion and $195.5 billion, respectively, of which $144.2 billion and $143.4 billion were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Direct premiums	$629	$645	$650
Reinsurance ceded	(223)	(222)	(220)
Net premiums	$406	$423	$430
Policy and contract charges are presented on the Consolidated Statements of Income net of $107 million, $94 million and $87 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2015, 2014 and 2013, respectively.
Reinsurance recovered from reinsurers was $287 million, $253 million and $226 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Reinsurance recoverables include approximately $1.9 billion and $1.8 billion related to LTC risk ceded to Genworth as of December 31, 2015 and 2014, respectively. Included in policyholder account balances, future policy benefits and claims is $551 million and $575 million related to previously assumed reinsurance arrangements as of December 31, 2015 and 2014, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2015	2014
	(in millions)
Policyholder account balances
Fixed annuities	$11,239	$12,700
Variable annuity fixed sub-accounts	4,912	4,860
VUL/UL insurance	2,897	2,856
IUL insurance	808	534
Other life insurance	794	840
Total policyholder account balances	20,650	21,790
Future policy benefits
Variable annuity GMWB	1,057	693
Variable annuity GMAB	—	(41)	(1)
Other annuity liabilities	31	115
Fixed annuities life contingent liabilities	1,501	1,511
EIA	27	29
Life, DI and LTC insurance	5,112	5,106
VUL/UL and other life insurance additional liabilities	452	437
Total future policy benefits	8,180	7,850
Policy claims and other policyholders’ funds	199	165
Total policyholder account balances, future policy benefits and claims	$29,029	$29,805
(1) Includes the fair value of GMAB embedded derivatives that was a net asset at December 31, 2014 reported as a contra liability.
Fixed Annuities
Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Company’s EIA product is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500 Index®. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to EIA. In 2007, the Company discontinued new sales of EIA.
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 10 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Note 13 and Note 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
Insurance Liabilities
VUL/UL is the largest group of insurance policies written by the Company. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account or a separate account. A vast majority of the premiums

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500 Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account.
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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2015	2014
	(in millions)
Variable annuity	$69,333	$72,125
VUL insurance	6,637	7,016
Other insurance	34	37
Total	$76,004	$79,178

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
The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance. At issue, the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance or by a benefit credit if the contract includes this provision.
The Company has GMWB riders in force, which contain one or more of the following provisions:

•	Withdrawals at a specified rate per year until the amount withdrawn is equal to the guaranteed amount.

•	Withdrawals at a specified rate per year for the life of the contractholder (“GMWB for life”).

•	Withdrawals at a specified rate per year for joint contractholders while either is alive.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Withdrawals based on performance of the contract.

•	Withdrawals based on the age withdrawals begin.

•	Once withdrawals begin, the contractholder’s funds are moved to one of the three least aggressive asset allocation models.

•	Credits are applied annually for a specified number of years to increase the guaranteed amount as long as withdrawals have not been taken.
Variable annuity contractholders age 79 or younger at contract issue can also obtain a principal-back guarantee by purchasing the optional GMAB rider for an additional charge. The GMAB rider guarantees that, regardless of market performance at the end of the 10-year waiting period, the contract value will be no less than the original investment or a specified percentage of the highest anniversary value, adjusted for withdrawals. If the contract value is less than the guarantee at the end of the 10-year period, a lump sum will be added to the contract value to make the contract value equal to the guarantee value.
Certain UL policies offered by the Company provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	December 31, 2015				December 31, 2014
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$54,716	$52,871	$297	65	$55,378	$53,565	$24	64
Five/six-year reset	9,307	6,731	78	65	10,360	7,821	28	64
One-year ratchet	6,747	6,379	266	67	7,392	7,006	39	66
Five-year ratchet	1,613	1,556	20	63	1,773	1,717	2	63
Other	887	869	82	71	959	941	38	70
Total — GMDB	$73,270	$68,406	$743	65	$75,862	$71,050	$131	64

GGU death benefit	$1,056	$1,004	$113	67	$1,072	$1,019	$123	67

GMIB	$270	$251	$17	68	$343	$321	$9	67

GMWB:
GMWB	$3,118	$3,109	$2	69	$3,671	$3,659	$1	68
GMWB for life	37,301	37,179	330	66	36,843	36,735	95	65
Total — GMWB	$40,419	$40,288	$332	66	$40,514	$40,394	$96	65

GMAB	$4,018	$4,006	$31	58	$4,247	$4,234	$2	58
(1) Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals the account value are not shown in this table.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2015		December 31, 2014
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,601	63	$6,076	62
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder value.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2013	$4	$9	$799	$103	$155
Incurred claims	4	(2)	(1,182)	(165)	67
Paid claims	(4)	(1)	—	—	(16)
Balance at December 31, 2013	4	6	(383)	(62)	206
Incurred claims	9	1	1,076	21	75
Paid claims	(4)	—	—	—	(18)
Balance at December 31, 2014	9	7	693	(41)	263
Incurred claims	10	1	364	41	92
Paid claims	(5)	—	—	—	(23)
Balance at December 31, 2015	$14	$8	$1,057	$—	$332
(1) The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2015	2014
	(in millions)
Mutual funds:
Equity	$39,806	$41,403
Bond	23,700	25,060
Other	5,241	4,490
Total mutual funds	$68,747	$70,953
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2015, 2014 and 2013.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed $800 million at any time. The interest rate for any borrowing under the agreement is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit at December 31, 2015 and 2014.
The Company has a revolving credit agreement with Ameriprise Financial as the lender aggregating $200 million. The interest rate for any borrowing is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. There were no amounts outstanding on this line of credit at December 31, 2015 and 2014.
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR plus 90 basis points, subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of December 31, 2015 and 2014.

12.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of December 31, 2015 and 2014, the Company had pledged $30 million and $18 million, respectively, of agency residential mortgage backed securities and $22 million and $34 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both December 31, 2015 and 2014 was $50 million. The remaining maturity of outstanding repurchase agreements was less than one month as of December 31, 2015 and less than four months as of December 31, 2014. The weighted average annualized interest rate on the repurchase agreements held as of December 31, 2015 and 2014 was 0.5% and 0.4%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $290 million and $298 million at December 31, 2015 and 2014, respectively. The amount of the Company’s liability including accrued interest as of both December 31, 2015 and 2014 was $150 million. The remaining maturity of outstanding FHLB advances was less than three months as of December 31, 2015 and less than two months as of December 31, 2014. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2015 and 2014 was 0.5% and 0.3%, respectively.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,139	$1,235	$14,374
Residential mortgage backed securities	—	3,054	21	3,075
Commercial mortgage backed securities	—	2,133	3	2,136
State and municipal obligations	—	1,149	—	1,149
Asset backed securities	—	643	133	776
Foreign government bonds and obligations	—	223	—	223
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	20,376	1,392	21,772
Common stocks	3	4	—	7
Cash equivalents	48	285	—	333
Other assets:
Interest rate derivative contracts	—	1,882	—	1,882
Equity derivative contracts	92	1,477	—	1,569
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	54	—	55
Total other assets	93	3,415	—	3,508
Separate account assets	—	76,004	—	76,004
Total assets at fair value	$148	$100,084	$1,392	$101,624

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(1)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(2)
Other liabilities:
Interest rate derivative contracts	—	948	—	948
Equity derivative contracts	45	1,930	—	1,975
Foreign exchange derivative contracts	1	16	—	17
Total other liabilities	46	2,894	—	2,940
Total liabilities at fair value	$46	$2,899	$1,215	$4,160
(1) The fair value of the GMWB and GMAB embedded derivatives included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
(2) The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Common Stocks
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603		$1
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	—
Other comprehensive loss	(21)	—	—	(2)	(23)		(1)
Purchases	153	67	32	16	268		—
Settlements	(238)	(4)	(7)	(2)	(251)		—
Transfers into Level 3	—	—	6	14	20		—
Transfers out of Level 3	(11)	(51)	(118)	(45)	(225)		—
Balance, December 31, 2015	$1,235	$21	$3	$133	$1,392		$—
Changes in unrealized gains (losses) relating to assets held at December 31, 2015 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—
(1) Included in net investment income in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	27	(1)	105	(2)	132
Issues	114		271		385
Settlements	(19)		(4)		(23)
Balance, December 31, 2015	$364		$851		$1,215
Changes in unrealized losses relating to liabilities held at December 31, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$127		$127
Interest credited to fixed accounts	27		—		27
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

(1) Represents a $1 million gain included in net investment income and a $1 million gain in net realized investment gains in the Consolidated Statements of Income.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2013	$1,654	$23	$170	$156	$2,003
Total gains (losses) included in:
Net income	(1)	—	—	2	1	(1)
Other comprehensive loss	(41)	—	(6)	10	(37)
Purchases	120	87	15	68	290
Settlements	(216)	(9)	—	(2)	(227)
Transfers out of Level 3	—	(43)	(149)	(16)	(208)
Balance, December 31, 2013	$1,516	$58	$30	$218	$1,822
Changes in unrealized gains (losses) relating to assets held at December 31, 2013 included in:
Net investment income	$(1)	$—	$—	$2	$1

(1) Included in net investment income in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2013	$45		$833		$878
Total (gains) losses included in:
Net income	19	(1)	(1,617)	(2)	(1,598)
Issues	62		228		290
Settlements	(1)		(19)		(20)
Balance, December 31, 2013	$125		$(575)		$(450)
Changes in unrealized (gains) losses relating to liabilities held at December 31, 2013 included in:
Benefits, claims, losses and settlement expenses	$—		$(1,598)		$(1,598)
Interest credited to fixed accounts	19		—		19
(1) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $74 million, $124 million and $(168) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2015, 2014 and 2013, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,221	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk(1)	68		bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	75.6%
			Surrender rate	0.0%	-	59.1%
			Market volatility(3)	5.4%	-	21.5%
			Nonperformance risk(1)	68		bps

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,311	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	3.9%	1.5%
IUL embedded derivatives	$242	Discounted cash flow	Nonperformance risk(1)	65		bps
GMWB and GMAB embedded derivatives	$479	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	51.1%
			Surrender rate	0.0%	-	59.1%
			Market volatility(3)	5.2%	-	20.9%
			Nonperformance risk(1)	65		bps
			Elective contractholder strategy allocations(4)	0.0%	-	3.0%
(1) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.
(2) The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.
(3) Market volatility is implied volatility of fund of funds and managed volatility funds.
(4) The elective allocation represents the percentage of contractholders that are assumed to electively switch their investment allocation to a different allocation model. As the contractholder experience of related elective strategy allocations reached the ultimate expected levels in 2015, the Company is no longer including this input in the fair value measurement effective September 30, 2015.
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
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) liability value. Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) liability value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution system and whether the value of the guaranteed benefit exceeds the contract accumulation value.
Determination of Fair Value
The Company uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company’s market approach uses prices and other relevant information generated by market

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company's macro hedge program. See Note 17 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2015 and 2014. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company's macro hedge program. See Note 17 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2015 and 2014. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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

	December 31, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,211	$—	$—	$3,254	$3,254
Policy loans	823	—	—	803	803
Other investments	463	—	416	33	449

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Short-term borrowings	200	—	200	—	200
Other liabilities	117	—	—	113	113
Separate account liabilities	360	—	360	—	360

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,298	$—	$—	$3,413	$3,413
Policy loans	805	—	—	793	793
Other investments	463	—	403	55	458

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$12,979	$—	$—	$13,996	$13,996
Short-term borrowings	200	—	200	—	200
Other liabilities	124	—	—	121	121
Separate account liabilities	400	—	400	—	400
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
CMIA is the investment advisor for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders. The Company provides marketing, administrative and shareholder services on behalf of CMIA and is compensated for the services it provides. For the years ended December 31, 2015, 2014 and 2013, the Company earned $311 million, $295 million and $268 million, respectively, from CMIA for these services.
Columbia Management Investment Distributors, Inc. (“CMID”), an affiliate of the Company, is the principal underwriter and distributor for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders. The Company provides distribution services to assist in the promotion, distribution and account servicing of shares of the portfolios of the Company’s variable products and is compensated for providing these services. For the years ended December 31, 2015, 2014 and 2013, the Company earned $162 million, $158 million and $145 million, respectively, from CMID for these services.
Columbia Management Investment Services Corp. (“CMIS”), an affiliate of the Company, is the transfer agent that processes transactions related to the Company’s variable products. The Company provides shareholder services related to these transactions and is compensated for providing these services. For the years ended December 31, 2015, 2014 and 2013, the Company earned $41 million, $40 million and $38 million, respectively, from CMIS for these services.
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $437 million, $431 million and $465 million for the years ended December 31, 2015, 2014 and 2013, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Cash dividends paid to Ameriprise Financial	$800	$900	$800
Cash dividends received from RiverSource Life of NY	25	24	25
Cash dividend received from RTA	—	30	—
On February 11, 2016, the Company's board of directors declared a cash dividend of $400 million to Ameriprise Financial, payable on or after March 1, 2016, pending approval by the Minnesota Department of Commerce.
For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments of dividends for amounts in excess of statutorily defined thresholds. See Note 15 for additional information.
During the years ended December 31, 2015, 2014 and 2013, RiverSource Life Insurance Company made cash contributions to RTA of nil, $15 million and $30 million, respectively, for ongoing funding commitments related to affordable housing partnership investments.
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due from Ameriprise Financial for federal income taxes was $88 million and $289 million at December 31, 2015 and 2014, respectively, which is reflected in Other, net within operating activities on the Consolidated Statements of Cash Flows.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $954 million and $638 million as of December 31, 2015 and 2014, respectively.
In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $3.7 billion and $3.3 billion at December 31, 2015 and 2014, respectively.
Statutory net gain from operations and net income are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Statutory net gain from operations(1)	$1,033	$1,412	$1,633
Statutory net income (1)	633	1,154	1,337
(1) Statutory net gain (loss) from operations and statutory net income (loss) are significantly impacted by changes in reserves for variable annuity guaranteed benefits, however, these impacts are substantially offset by unrealized gains (losses) on derivatives which are not included in statutory income but are recorded directly to surplus.
Government debt securities of $5 million at both December 31, 2015 and 2014, were on deposit with various states as required by law.

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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,051	$—	$3,051	$(2,293)	$(354)	$(320)	$84
OTC cleared	417	—	417	(313)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	$3,508	$—	$3,508	$(2,609)	$(456)	$(320)	$123

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,612	$—	$3,612	$(2,934)	$(228)	$(418)	$32
OTC cleared	304	—	304	(222)	(82)	—	—
Exchange-traded	61	—	61	—	—	—	61
Total derivatives	$3,977	$—	$3,977	$(3,156)	$(310)	$(418)	$93

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$2,624	$—	$2,624	$(2,293)	$—	$(331)	$—
OTC cleared	313	—	313	(313)	—	—	—
Exchange-traded	3	—	3	(3)	—	—	—
Total derivatives	2,940	—	2,940	(2,609)	—	(331)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,990	$—	$2,990	$(2,609)	$—	$(381)	$—

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments(1)	Cash Collateral	Securities Collateral	Net Amount
	(in millions)
Derivatives:
OTC	$3,589	$—	$3,589	$(2,934)	$—	$(655)	$—
OTC cleared	222	—	222	(222)	—	—	—
Total derivatives	3,811	—	3,811	(3,156)	—	(655)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,861	$—	$3,861	$(3,156)	$—	$(705)	$—
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
When the fair value of collateral accepted by the Company is less than the amount due to the Company, there is a risk of loss if the counterparty fails to perform or provide additional collateral. To mitigate this risk, the Company monitors collateral values regularly and requires additional collateral when necessary. When the value of collateral pledged by the Company declines, the Company may be required to post additional collateral.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2015			December 31, 2014
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$62,591	$1,882	$948	$61,839	$1,955	$1,136
Equity contracts	69,009	1,569	1,975	68,563	1,993	2,662
Credit contracts	600	2	—	616	—	—
Foreign exchange contracts	4,155	55	17	1,957	29	2
Other contracts	2,150	—	—	1,188	—	11
Total non-designated hedges	138,505	3,508	2,940	134,163	3,977	3,811

Embedded derivatives
GMWB and GMAB (3)	N/A	—	851	N/A	—	479
IUL	N/A	—	364	N/A	—	242
EIA	N/A	—	5	N/A	—	6
Total embedded derivatives	N/A	—	1,220	N/A	—	727
Total derivatives	$138,505	$3,508	$4,160	$134,163	$3,977	$4,538
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, and EIA embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets.
(3) The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2014 included $700 million of individual contracts in a liability position and $221 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
At December 31, 2015 and 2014, investment securities with a fair value of $323 million and $435 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $193 million and $151 million, respectively, may be sold, pledged or rehypothecated by the Company. At December 31, 2015 and 2014, the Company had not sold, pledged, or rehypothecated any securities that were accepted as collateral. In addition, at December 31, 2015 and 2014, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company's Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedges
The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Year Ended December 31, 2015
Interest rate contracts	$—	$—	$241
Equity contracts	—	(10)	(304)
Credit contracts	—	—	(1)
Foreign exchange contracts	—	—	13
Other contracts	—	—	(14)
GMWB and GMAB embedded derivatives	—	—	(372)
IUL embedded derivatives	—	(8)	—
EIA embedded derivatives	—	1	—
Total loss	$—	$(17)	$(437)
Year Ended December 31, 2014
Interest rate contracts	$3	$—	$1,122
Equity contracts	—	21	(304)
Credit contracts	—	—	(33)
Foreign exchange contracts	—	—	(9)
Other contracts	—	—	(1)
GMWB and GMAB embedded derivatives	—	—	(1,054)
IUL embedded derivatives	—	(27)	—
EIA embedded derivatives	—	(2)	—
Total gain (loss)	$3	$(8)	$(279)
Year Ended December 31, 2013
Interest rate contracts	$—	$—	$(742)
Equity contracts	—	14	(1,084)
Credit contracts	—	—	6
Foreign exchange contracts	—	—	26
Other contracts	—	—	(23)
GMWB and GMAB embedded derivatives	—	—	1,408
IUL embedded derivatives	—	(16)	—
EIA embedded derivatives	—	(3)	—
Total loss	$—	$(5)	$(409)
The Company holds derivative instruments that either do not qualify or are not designated for hedge accounting treatment. These derivative instruments are used as economic hedges of equity, interest rate, credit and foreign currency exchange rate risk related to various products and transactions of the Company.
Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported in earnings. The Company economically hedges the exposure related to GMAB and non-life contingent GMWB provisions primarily using futures, options, interest rate swaptions, interest rate swaps, total return swaps and variance swaps.
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2016	$312	$75
2017	254	75
2018	201	124
2019	245	126
2020	178	58
2021-2026	543	172
Total	$1,733	$630
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of options and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The Company’s macro hedge derivatives are included in Other contracts in the tables above.
EIA and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to EIA and IUL products will positively or negatively impact earnings over the life of these products. The equity component of the EIA and IUL product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
Cash Flow Hedges
During the year ended December 31, 2015, the Company held no derivatives that were designated as cash flow hedges. At December 31, 2015, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the years ended December 31, 2015 and 2014, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2015, 2014 and 2013, the amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 18 for a summary of net unrealized losses included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2015 and 2014, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $243 million and $367 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2015 and 2014 was $243 million and $367 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2015 and 2014 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil for both periods.

18.	Shareholder’s Equity
The following tables provide the amounts related to each component of other comprehensive income (loss) ("OCI"):

	Year Ended December 31, 2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities losses:
Net unrealized securities losses arising during the period (1)	$(997)	$351	$(646)
Reclassification of net securities gains included in net income (2)	(6)	2	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	480	(168)	312
Net unrealized securities losses	(523)	185	(338)

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	6	(2)	4
Net unrealized derivatives gains	6	(2)	4

Other comprehensive loss	$(517)	$183	$(334)

	Year Ended December 31, 2014
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$445	$(156)	$289
Reclassification of net securities gains included in net income (2)	(40)	14	(26)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(290)	101	(189)
Net unrealized securities gains	115	(41)	74

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	7	(2)	5
Net unrealized derivatives gains	7	(2)	5

Other comprehensive income	$122	$(43)	$79

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2013
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities losses:
Net unrealized securities losses arising during the period (1)	$(1,382)	$478	$(904)
Reclassification of net securities gains included in net income (2)	(5)	2	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	490	(171)	319
Net unrealized securities losses	(897)	309	(588)

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	6	(2)	4
Net unrealized derivatives gains	6	(2)	4

Other comprehensive loss	$(891)	$307	$(584)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net realized investment gains (losses).
(3) Reclassification amounts are recorded in net investment income.
Other comprehensive income (loss) related to net unrealized securities gains (losses) includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit other-than-temporary impairment losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains (Losses)		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, January 1, 2013	$1,255		$(21)	$1,234
OCI before reclassifications	(585)		—	(585)
Amounts reclassified from AOCI	(3)		4	1
Total OCI	(588)		4	(584)
Balance, December 31, 2013	667	(1)	(17)	650
OCI before reclassifications	100		—	100
Amounts reclassified from AOCI	(26)		5	(21)
Total OCI	74		5	79
Balance, December 31, 2014	741	(1)	(12)	729
OCI before reclassifications	(334)		—	(334)
Amounts reclassified from AOCI	(4)		4	—
Total OCI	(338)		4	(334)
Balance, December 31, 2015	$403	(1)	$(8)	$395
(1) Includes $2 million, $2 million and $7 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2015, 2014 and 2013, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Current income tax
Federal	$234	$2	$295
State	2	(2)	2
Total current income tax	236	—	297
Deferred income tax
Federal	(91)	202	(65)
State	—	7	(11)
Total deferred income tax	(91)	209	(76)
Total income tax provision	$145	$209	$221
In December 2014, the Company received IRS approval for a change in accounting method related to variable annuity hedging. Accordingly, the Company began using the approved method of accounting in the fourth quarter of 2014. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million in 2014.
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Dividend received deduction	(14.0)	(10.4)	(9.6)
Low income housing tax credits	(6.1)	(4.7)	(5.0)
Foreign tax credit, net of addback	—	(1.0)	(0.9)
State taxes, net of federal benefit	—	0.3	(0.5)
Taxes applicable to prior years	—	(0.4)	—
Other, net	(0.9)	(1.0)	1.8
Income tax provision	14.0%	17.8%	20.8%
The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The decrease in the effective tax rate for the year ended December 31, 2015 compared to 2014 was primarily due to an increase in the dividends received deduction compared to 2014 and slightly lower pretax income. The decrease in the effective tax rate for the year ended December 31, 2014 compared to 2013 was the result of an $18 million benefit in 2014 related to the completion of an Internal Revenue Service (“IRS”) audit.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,357	$1,259
Investment related	55	46
State net operating losses	—	7
Other	15	9
Gross deferred income tax assets	1,427	1,321
Less: valuation allowance	8	8
Total deferred income tax assets	1,419	1,313

Deferred income tax liabilities
Deferred acquisition costs	709	717
Net unrealized gains on Available-for-Sale securities	217	400
Deferred sales inducement costs	125	128
Depreciation	23	—
Other	3	—
Gross deferred income tax liabilities	1,077	1,245
Net deferred income tax assets	$342	$68
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $7 million, net of federal benefit, which will expire beginning December 31, 2016. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets, primarily state net operating losses and therefore a valuation allowance of $8 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2015	2014	2013
	(in millions)
Balance at January 1	$160	$144	$65
Additions based on tax positions related to the current year	11	13	18
Additions for tax positions of prior years	29	21	61
Reductions for tax positions of prior years	(105)	(18)	—
Balance at December 31	$95	$160	$144
If recognized, approximately $9 million, $7 million and $23 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2015, 2014 and 2013, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. It is estimated that the total amount of gross unrecognized tax benefits may decrease by $80 million to $90 million in the next 12 months primarily due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million, $4 million, and $6 million in interest and penalties for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the Company had a payable of $41 million and $40 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns, as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial, in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes, tax years 1997

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through 2006, 2008 and 2009 remain open for certain unagreed-upon issues. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 and 2013. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2012 and remain open for all years after 2012.

20.	Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2015	2014
	(in millions)
Commercial mortgage loans	$73	$43
Residential mortgage loans	447	491
Affordable housing partnerships	117	124
Total funding commitments	$637	$658
Since the Company expects many of the commitments related to residential mortgage loans to expire without being drawn, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, residential mortgage loans include credit lines that are cancelable upon notification to the borrower.
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2015, these guarantees range up to 5.0%.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At December 31, 2015 and 2014, the estimated liability was $13 million and $14 million, respectively, and the related premium tax asset was $12 million at both December 31, 2015 and 2014. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in the Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in and pursuant to Securities and Exchange Commission ("SEC") regulations, including controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure. It should be noted that, because of inherent limitations, the Company’s disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2015.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, the Company believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board of Directors of Ameriprise Financial has appointed Pricewaterhouse Coopers LLP (“PwC”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2015 and 2014.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2015 and 2014 and other fees billed for other services rendered by PwC during those periods.

	2015	2014
	(in thousands)
Audit fees(1)	$2,318	$2,250
Audit-related fees(2)	20	34
Tax fees	—	—
All other fees	—	—
Total	$2,338	$2,284
(1) Audit fees included audit work performed in the review of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.
(2) Audit-related fees included services provided by the independent auditor that are reasonably related to the performance or review of the audit.
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services. In 2015 and 2014, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.
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

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date: February 25, 2016
By /s/ John R. Woerner
————————————————————————————
John R. Woerner
Chairman and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned directors and officers of RiverSource Life Insurance Company, a Minnesota corporation, does hereby make, constitute and appoint John R. Woerner, Brian J. McGrane and David H. Weiser, and each of them, the undersigned’s true and lawful attorneys-in-fact, with power of substitution, for the undersigned and in the undersigned’s name, place and stead, to sign and affix the undersigned’s name as such director and/or officer of said corporation to an Annual Report on Form 10-K or other applicable form, and all amendments thereto, to be filed by such corporation with the Securities and Exchange Commission, Washington, D.C., under the Securities Exchange Act of 1934, as amended, with all exhibits thereto and other supporting documents, with said Commission, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2016
By /s/ John R. Woerner
————————————————————————————
John R. Woerner, Director, Chairman and President
(Principal Executive Officer)

Date: February 25, 2016
By /s/ Brian J. McGrane
————————————————————————————
Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2016
By /s/ Gumer C. Alvero
————————————————————————————
Gumer C. Alvero, Director

Date: February 25, 2016
By /s/ David K. Stewart
————————————————————————————
David K. Stewart, Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 25, 2016
By /s/ Steve M. Gathje
————————————————————————————
Steve M. Gathje, Director

Date: February 25, 2016
By /s/ Jeninne C. McGee
————————————————————————————
Jeninne C. McGee, Director

Date: February 25, 2016
By /s/ Jon Stenberg
————————————————————————————
Jon Stenberg, Director

Date: February 25, 2016
By /s/ Colin Lundgren
————————————————————————————
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

10.8
Copy of Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on November 2, 2015, is incorporated by reference.

10.9
Copy of Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.

10.10
Copy of Intercompany Service Agreement by and between Ameriprise Financial, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.1 to Form 10-Q filed on August 3, 2015, is incorporated by reference.

E-1

EXHIBIT INDEX (Continued)

10.11
Copy of Wholesaling Service Agreement by and between RiverSource Distributors, Inc. and RiverSource Life Insurance Company effective January 1, 2007, filed as Exhibit 10.2 to Form 10-Q filed on August 3, 2015, is incorporated by reference.

10.12
Copy of Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011, filed as Exhibit 10.3 to Form 10-Q filed on August 3, 2015, is incorporated by reference.

24	Powers of attorney (included on Signature Page)

31.1*	Certification of John R. Woerner, Chairman and President, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Brian J. McGrane, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*
Certification of John R. Woerner, Chairman and President, and Brian J. McGrane, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

*	Filed electronically herewith.

E-2