Form 10-Q
period 2016-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2016-05-05
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from_______________________to_______________________

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2016
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

 FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2016, $20,906; 2015, $20,886)	$22,262	$21,772
Common stocks, at fair value (cost: 2016 and 2015, $2)	6	7
Mortgage loans, at amortized cost (less allowance for loan losses: 2016 and 2015, $19)	2,929	3,211
Policy loans	828	823
Other investments	989	998
Total investments	27,014	26,811
Cash and cash equivalents	814	370
Reinsurance recoverables	2,447	2,415
Other receivables	310	255
Accrued investment income	244	244
Deferred acquisition costs	2,614	2,688
Other assets	5,423	4,569
Separate account assets	75,849	76,004
Total assets	$114,715	$113,356

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,821	$29,029
Short-term borrowings	200	200
Other liabilities	4,728	4,058
Separate account liabilities	75,849	76,004
Total liabilities	110,598	109,291
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,465	2,465
Retained earnings	1,077	1,202
Accumulated other comprehensive income, net of tax	572	395
Total shareholder’s equity	4,117	4,065
Total liabilities and shareholder’s equity	$114,715	$113,356
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenues
Premiums	$102	$97
Net investment income	290	306
Policy and contract charges	469	460
Other revenues	98	104
Net realized investment gains	9	10
Total revenues	968	977
Benefits and expenses
Benefits, claims, losses and settlement expenses	226	306
Interest credited to fixed accounts	146	172
Amortization of deferred acquisition costs	90	55
Other insurance and operating expenses	177	182
Total benefits and expenses	639	715
Pretax income	329	262
Income tax provision	54	49
Net income	$275	$213

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	1
Net impairment losses recognized in net realized investment gains	$—	$—
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income	$275	$213
Other comprehensive income, net of tax:
Net unrealized gains on securities	176	63
Net unrealized gains on derivatives	1	1
Total other comprehensive income, net of tax	177	64
Total comprehensive income	$452	$277
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2015	$3	$2,464	$1,107	$729	$4,303
Comprehensive income:
Net income	—	—	213	—	213
Other comprehensive income, net of tax	—	—	—	64	64
Total comprehensive income					277
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(225)	—	(225)
Balances at March 31, 2015	$3	$2,465	$1,095	$793	$4,356

Balances at January 1, 2016	$3	$2,465	$1,202	$395	$4,065
Comprehensive income:
Net income	—	—	275	—	275
Other comprehensive income, net of tax	—	—	—	177	177
Total comprehensive income					452
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at March 31, 2016	$3	$2,465	$1,077	$572	$4,117
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$275	$213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	8	5
Deferred income tax expense	24	45
Contractholder and policyholder charges, non-cash	(86)	(82)
Loss from equity method investments	10	8
Net realized investment gains	(11)	(12)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	2	2
Changes in operating assets and liabilities:
Deferred acquisition costs	27	(5)
Policyholder account balances, future policy benefits and claims, net	730	481
Derivatives, net of collateral	(348)	(249)
Reinsurance recoverables	(39)	(56)
Other receivables	(51)	(32)
Accrued investment income	—	8
Other, net	65	311
Net cash provided by operating activities	606	637

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	92	44
Maturities, sinking fund payments and calls	434	851
Purchases	(534)	(614)
Proceeds from sales, maturities and repayments of mortgage loans	408	161
Funding of mortgage loans	(113)	(83)
Proceeds from sales and collections of other investments	21	17
Purchase of other investments	(36)	(30)
Purchase of land, buildings, equipment and software	(2)	(2)
Change in policy loans, net	(5)	(6)
Other, net	(1)	18
Net cash provided by investing activities	264	356
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$481	$470
Net transfers to separate accounts	33	(56)
Surrenders and other benefits	(497)	(788)
Proceeds from line of credit with Ameriprise Financial, Inc.	10	—
Payments on line of credit with Ameriprise Financial, Inc.	(10)	—
Tax adjustment on share-based incentive compensation plan	—	1
Cash received for purchased options with deferred premiums	33	—
Cash paid for purchased options with deferred premiums	(76)	(83)
Cash dividend to Ameriprise Financial, Inc.	(400)	(225)
Net cash used in financing activities	(426)	(681)
Net increase in cash and cash equivalents	444	312
Cash and cash equivalents at beginning of period	370	307
Cash and cash equivalents at end of period	$814	$619

Supplemental Disclosures:
Income taxes paid (received), net	$1	$(223)
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	10	10
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 25, 2016.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
2. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to fair value measurement. The update applies to investments that are measured at net asset value (“NAV”). The standard eliminates the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share as a practical expedient. In addition, the update limits disclosures about the nature and risks of the investments to investments for which the entity elected to measure the fair value using the practical expedient rather than all investments that are eligible for the NAV practical expedient. The standard is effective for interim and annual periods beginning after December 15, 2015. The Company adopted the standard on January 1, 2016 on a retrospective basis to all periods presented. There was no impact of the standard to the Company’s consolidated financial condition or results of operations.
Consolidation
In February 2015, the FASB updated the accounting standard for consolidation. The update changes the accounting for the consolidation model for limited partnerships and variable interest entities (“VIEs”) and excludes certain money market funds from the consolidation analysis. Specific to the consolidation analysis of a VIE, the update clarifies consideration of fees paid to a decision maker and amends the related party guidance. The standard is effective for periods beginning after December 15, 2015. The Company adopted the standard on January 1, 2016 using the modified retrospective approach. There was no impact of the standard to the Company’s consolidated financial condition or results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Future Adoption of New Accounting Standards
Leases - Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value through net income. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial condition or results of operations.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. In addition, the standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB updated the accounting standards to defer the effective date by one year. In March 2016, the FASB updated the accounting standards to provide clarification on determining if an entity is a principal or an agent in revenue transactions involving third parties. The key provisions of the update include assessing which entity controls the good or service and whether the nature of the transaction is to provide the good or service or arrange for that good or service to be provided by another entity. In April 2016, the FASB updated the accounting standards to provide clarification on the identification of performance obligations in contracts with customers and licensing implementation guidance. The standards are effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
3. Variable Interest Entities
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $517 million as of both March 31, 2016 and December 31, 2015. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Investments
Available-for-Sale securities distributed by type were as follows:

	March 31, 2016
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,688	$1,125	$(172)	$14,641	$4
Residential mortgage backed securities	3,010	112	(26)	3,096	(9)
Commercial mortgage backed securities	2,111	106	(1)	2,216	—
State and municipal obligations	1,056	189	(22)	1,223	—
Asset backed securities	746	37	(9)	774	—
Foreign government bonds and obligations	257	23	(7)	273	—
U.S. government and agencies obligations	38	1	—	39	—
Total fixed maturities	20,906	1,593	(237)	22,262	(5)
Common stocks	2	4	—	6	2
Total	$20,908	$1,597	$(237)	$22,268	$(3)

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,764	$891	$(281)	$14,374	$2
Residential mortgage backed securities	3,015	96	(36)	3,075	(8)
Commercial mortgage backed securities	2,081	68	(13)	2,136	—
State and municipal obligations	1,023	153	(27)	1,149	—
Asset backed securities	748	33	(5)	776	—
Foreign government bonds and obligations	217	17	(11)	223	—
U.S. government and agencies obligations	38	1	—	39	—
Total fixed maturities	20,886	1,259	(373)	21,772	(6)
Common stocks	2	5	—	7	3
Total	$20,888	$1,264	$(373)	$21,779	$(3)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2016 and December 31, 2015, investment securities with a fair value of $945 million and $862 million, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $289 million and $408 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of March 31, 2016 and December 31, 2015, fixed maturity securities comprised approximately 82% and 81%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At March 31, 2016 and December 31, 2015, approximately $1.0 billion and $1.1 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	March 31, 2016			December 31, 2015
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$4,765	$4,994	22%	$4,661	$4,806	22%
AA	913	1,096	5	1,010	1,185	5
A	3,684	4,115	19	3,749	4,101	19
BBB	9,621	10,243	46	9,964	10,278	47
Below investment grade	1,923	1,814	8	1,502	1,402	7
Total fixed maturities	$20,906	$22,262	100%	$20,886	$21,772	100%
At March 31, 2016 and December 31, 2015, approximately 46% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2016
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	126	$1,872	$(96)	38	$362	$(76)	164	$2,234	$(172)
Residential mortgage backed securities	25	199	(3)	61	545	(23)	86	744	(26)
Commercial mortgage backed securities	8	49	—	6	56	(1)	14	105	(1)
State and municipal obligations	4	40	(1)	2	106	(21)	6	146	(22)
Asset backed securities	19	227	(9)	1	2	—	20	229	(9)
Foreign government bonds and obligations	5	26	—	16	30	(7)	21	56	(7)
Total	187	$2,413	$(109)	124	$1,101	$(128)	311	$3,514	$(237)

	December 31, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	253	$3,703	$(208)	35	$300	$(73)	288	$4,003	$(281)
Residential mortgage backed securities	36	535	(7)	59	526	(29)	95	1,061	(36)
Commercial mortgage backed securities	45	568	(12)	3	33	(1)	48	601	(13)
State and municipal obligations	9	40	(1)	2	101	(26)	11	141	(27)
Asset backed securities	21	241	(5)	—	—	—	21	241	(5)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	373	$5,126	$(235)	114	$987	$(138)	487	$6,113	$(373)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a decrease in interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss):

	Three Months Ended March 31,
	2016	2015
	(in millions)
Beginning balance	$33	$33
Credit losses for which an other-than-temporary impairment was previously recognized	—	—
Ending balance	$33	$33
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Gross realized investment gains	$3	$17
Gross realized investment losses	(3)	(5)
Total	$—	$12
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at March 31, 2016 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$779	$787
Due after one year through five years	5,891	6,289
Due after five years through 10 years	4,598	4,718
Due after 10 years	3,771	4,382
	15,039	16,176
Residential mortgage backed securities	3,010	3,096
Commercial mortgage backed securities	2,111	2,216
Asset backed securities	746	774
Common stocks	2	6
Total	$20,908	$22,268
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Fixed maturities	$251	$264
Mortgage loans	40	45
Other investments	6	5
	297	314
Less: investment expenses	7	8
Total	$290	$306

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31, 2016	March 31, 2015
	(in millions)
Beginning balance	$25	$28
Charge-offs	—	(2)
Provisions	1	1
Ending balance	$26	$27

Individually evaluated for impairment	$4	$7
Collectively evaluated for impairment	22	20
The recorded investment in financing receivables by impairment method was as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Individually evaluated for impairment	$24	$25
Collectively evaluated for impairment	3,369	3,657
Total	$3,393	$3,682
As of both March 31, 2016 and December 31, 2015, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million.
During the three months ended March 31, 2016 and 2015, the Company purchased $13 million and $12 million, respectively, and sold $250 million and $6 million, respectively, of loans. The loans sold in the first quarter of 2016 consisted of residential mortgage loans. See below for additional discussion on the sale of these loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $9 million and $8 million as of March 31, 2016 and December 31, 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% of total commercial mortgage loans at both March 31, 2016 and December 31, 2015. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
South Atlantic	$740	$746	28%	28%
Pacific	735	709	28	27
Mountain	239	242	9	9
West North Central	209	217	8	8
Middle Atlantic	203	203	8	8
East North Central	198	208	7	8
West South Central	126	128	5	5
New England	106	115	4	4
East South Central	69	68	3	3
	2,625	2,636	100%	100%
Less: allowance for loan losses	19	19
Total	$2,606	$2,617
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Retail	$932	$947	36%	36%
Office	505	522	19	20
Apartments	462	473	18	18
Industrial	457	444	17	17
Mixed use	39	35	1	1
Hotel	33	34	1	1
Other	197	181	8	7
	2,625	2,636	100%	100%
Less: allowance for loan losses	19	19
Total	$2,606	$2,617
Residential Mortgage Loans
The recorded investment in residential mortgage loans at March 31, 2016 and December 31, 2015 was $323 million and $594 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of March 31, 2016 and December 31, 2015, no allowance for loan losses was recorded.
On March 30, 2016, the Company sold $250 million (amortized cost, net of unamortized discount) of its residential mortgage loans to an unaffiliated third party. The Company received cash proceeds of $260 million and recognized a gain of $10 million. As a result of the sale, the Company’s unamortized discount related to its residential mortgage loans was reduced from $21 million at December 31, 2015 to nil as of March 31, 2016.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of March 31, 2016 and December 31, 2015, approximately 3% and 4%, respectively, of residential mortgage loans had FICO scores below 640. As of March 31, 2016 and December 31, 2015, nil and approximately 1%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 32% and 37% of the portfolio as of March 31, 2016 and December 31, 2015, respectively, and in Colorado representing 11% of the portfolio as of March 31, 2016. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans at March 31, 2016 and December 31, 2015 was $445 million and $452 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at March 31, 2016 and December 31, 2015 were $7 million and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of March 31, 2016 and December 31, 2015. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2016 and 2015. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2016	2015
	(in millions)
Balance at January 1	$2,688	$2,576
Capitalization of acquisition costs	63	60
Amortization	(90)	(55)
Impact of change in net unrealized securities gains	(47)	(11)
Balance at March 31	$2,614	$2,570
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2016	2015
	(in millions)
Balance at January 1	$334	$361
Capitalization of sales inducement costs	1	1
Amortization	(12)	(9)
Impact of change in net unrealized securities gains	(8)	(2)
Balance at March 31	$315	$351

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Policyholder account balances
Fixed annuities	$11,068	$11,239
Variable annuity fixed sub-accounts	4,966	4,912
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,918	2,897
Indexed universal life (“IUL”) insurance	859	808
Other life insurance	785	794
Total policyholder account balances	20,596	20,650

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,706	1,057
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	31	—
Other annuity liabilities	78	31
Fixed annuities life contingent liabilities	1,499	1,501
Equity indexed annuities (“EIA”)	27	27
Life, disability income and long term care insurance	5,212	5,112
VUL/UL and other life insurance additional liabilities	479	452
Total future policy benefits	9,032	8,180
Policy claims and other policyholders’ funds	193	199
Total policyholder account balances, future policy benefits and claims	$29,821	$29,029
Separate account liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Variable annuity	$69,241	$69,333
VUL insurance	6,574	6,637
Other insurance	34	34
Total	$75,849	$76,004
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	March 31, 2016				December 31, 2015
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$54,991	$53,127	$310	65	$54,716	$52,871	$297	65
Five/six-year reset	9,135	6,529	71	65	9,307	6,731	78	65
One-year ratchet	6,650	6,280	247	67	6,747	6,379	266	67
Five-year ratchet	1,590	1,531	18	63	1,613	1,556	20	63
Other	896	877	86	71	887	869	82	71
Total — GMDB	$73,262	$68,344	$732	65	$73,270	$68,406	$743	65

GGU death benefit	$1,049	$997	$111	68	$1,056	$1,004	$113	67

GMIB	$261	$242	$18	68	$270	$251	$17	68

GMWB:
GMWB	$3,015	$3,006	$2	69	$3,118	$3,109	$2	69
GMWB for life	37,795	37,675	383	66	37,301	37,179	330	66
Total — GMWB	$40,810	$40,681	$385	66	$40,419	$40,288	$332	66

GMAB	$3,921	$3,912	$31	58	$4,018	$4,006	$31	58

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2016		December 31, 2015
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,276	64	$6,601	63
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	1	—	347	6	22
Paid claims	(1)	—	—	—	(6)
Balance at March 31, 2015	$9	$7	$1,040	$(35)	$279

Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	4	—	649	31	22
Paid claims	(4)	—	—	—	(6)
Balance at March 31, 2016	$14	$8	$1,706	$31	$348

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2016	December 31, 2015
	(in millions)
Mutual funds:
Equity	$39,138	$39,806
Bond	23,818	23,700
Other	5,719	5,241
Total mutual funds	$68,675	$68,747
9. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both March 31, 2016 and December 31, 2015, the Company has pledged $30 million, respectively, of agency residential mortgage backed securities and $22 million of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both March 31, 2016 and December 31, 2015 was $50 million. The remaining maturity of outstanding repurchase agreements was less than one month as of both March 31, 2016 and December 31, 2015. The weighted average annualized interest rate on the repurchase agreements held as of March 31, 2016 and December 31, 2015 was 0.7% and 0.5%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $432 million and $290 million as of March 31, 2016 and December 31, 2015, respectively. The amount of the Company’s liability including accrued interest as of both March 31, 2016 and December 31, 2015 was $150 million. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2016 and December 31, 2015. The weighted average annualized interest rate on the FHLB advances held as of March 31, 2016 and December 31, 2015 was 0.6% and 0.5%, respectively.
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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,398	$1,243	$14,641
Residential mortgage backed securities	—	3,077	19	3,096
Commercial mortgage backed securities	—	2,206	10	2,216
State and municipal obligations	—	1,223	—	1,223
Asset backed securities	—	641	133	774
Foreign government bonds and obligations	—	273	—	273
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	20,853	1,405	22,262
Common stocks	2	4	—	6
Cash equivalents	44	747	—	791
Other assets:
Interest rate derivative contracts	—	3,102	—	3,102
Equity derivative contracts	79	1,345	—	1,424
Foreign exchange derivative contracts	—	67	—	67
Total other assets	79	4,514	—	4,593
Separate account assets measured at NAV				75,849	(1)
Total assets at fair value	$129	$26,118	$1,405	$103,501

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	382	382
GMWB and GMAB embedded derivatives	—	—	1,515	1,515	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,897	1,902	(3)
Other liabilities:
Interest rate derivative contracts	—	1,556	—	1,556
Equity derivative contracts	37	1,869	—	1,906
Credit derivative contracts	—	5	—	5
Foreign exchange derivative contracts	1	23	—	24
Total other liabilities	38	3,453	—	3,491
Total liabilities at fair value	$38	$3,458	$1,897	$5,393

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $75 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $634 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,139	$1,235	$14,374
Residential mortgage backed securities	—	3,054	21	3,075
Commercial mortgage backed securities	—	2,133	3	2,136
State and municipal obligations	—	1,149	—	1,149
Asset backed securities	—	643	133	776
Foreign government bonds and obligations	—	223	—	223
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	20,376	1,392	21,772
Common stocks	3	4	—	7
Cash equivalents	48	285	—	333
Other assets:
Interest rate derivative contracts	—	1,882	—	1,882
Equity derivative contracts	92	1,477	—	1,569
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	54	—	55
Total other assets	93	3,415	—	3,508
Separate account assets measured at NAV				76,004	(1)
Total assets at fair value	$148	$24,080	$1,392	$101,624

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(3)
Other liabilities:
Interest rate derivative contracts	—	948	—	948
Equity derivative contracts	45	1,930	—	1,975
Foreign exchange derivative contracts	1	16	—	17
Total other liabilities	46	2,894	—	2,940
Total liabilities at fair value	$46	$2,899	$1,215	$4,160

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,235	$21	$3	$133	$1,392
Total gains included in:
Other comprehensive income	16	—	—	—	16
Purchases	—	—	9	—	9
Settlements	(8)	(2)	(2)	—	(12)
Balance, March 31, 2016	$1,243	$19	$10	$133	$1,405

Changes in unrealized gains (losses) relating to assets held at March 31, 2016 included in:
Net investment income	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	(8)	(1)	602	(2)	594
Issues	32		68		100
Settlements	(6)		(6)		(12)
Balance, March 31, 2016	$382		$1,515		$1,897

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2016 included in:
Benefits, claims, losses and settlement expenses	$—		$616		$616
Interest credited to fixed accounts	(8)		—		(8)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total	Common Stocks
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603	$1
Total gains (losses) included in:
Other comprehensive income	12	—	—	—	12	(1)
Purchases	15	31	—	—	46	—
Settlements	(20)	(1)	(1)	—	(22)	—
Transfers into Level 3	—	—	6	—	6	—
Transfers out of Level 3	—	—	(75)	(32)	(107)	—
Balance, March 31, 2015	$1,360	$39	$20	$119	$1,538	$—

Changes in unrealized gains (losses) relating to assets held at March 31, 2015 included in:
Net investment income	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	14	(1)	280	(2)	294
Issues	19		64		83
Settlements	(5)		4		(1)
Balance, March 31, 2015	$270		$827		$1,097

Changes in unrealized losses relating to liabilities held at March 31, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$278		$278
Interest credited to fixed accounts	14		—		14

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $189 million and $37 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended March 31, 2016 and 2015, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,229	Discounted cash flow	Yield/spread to U.S. Treasuries	1.2%	-	4.3%	1.7%
IUL embedded derivatives	$382	Discounted cash flow	Nonperformance risk (1)	85		bps
GMWB and GMAB embedded derivatives	$1,515	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	75.6%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.4%	-	21.6%
			Nonperformance risk (1)	85		bps

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,221	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk (1)	68		bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	75.6%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.4%	-	21.5%
			Nonperformance risk (1)	68		bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
Level 3 measurements not included in the table above are obtained from non-binding broker quotes where unobservable inputs utilized in the fair value calculation are not reasonably available to the Company.
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
Separate Account Assets
The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV is used as a practical expedient for fair value and represents the exit price for the separate account. Separate account assets are excluded from classification in the fair value hierarchy.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at March 31, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at March 31, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,929	$—	$—	$3,031	$3,031
Policy loans	828	—	—	802	802
Other investments	454	—	408	37	445

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,352	$—	$—	$12,353	$12,353
Short-term borrowings	200	—	200	—	200
Other liabilities	118	—	115	—	115
Separate account liabilities measured at NAV	352				352	(1)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,211	$—	$—	$3,254	$3,254
Policy loans	823	—	—	803	803
Other investments	463	—	416	33	449

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Short-term borrowings	200	—	200	—	200
Other liabilities	117	—	—	113	113
Separate account liabilities measured at NAV	360				360	(1)

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

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
Separate Account Liabilities
Certain separate account liabilities are classified as investment contracts and are carried at an amount equal to the related separate account assets. The NAV of the related separate account assets is used as a practical expedient for fair value and represents the exit price for the separate account liabilities. Separate account liabilities are excluded from classification in the fair value hierarchy.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,750	$—	$3,750	$(2,546)	$(469)	$(719)	$16
OTC cleared	825	—	825	(713)	(111)	—	1
Exchange-traded	18	—	18	(2)	—	—	16
Total derivatives	$4,593	$—	$4,593	$(3,261)	$(580)	$(719)	$33

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,051	$—	$3,051	$(2,293)	$(354)	$(320)	$84
OTC cleared	417	—	417	(313)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	$3,508	$—	$3,508	$(2,609)	$(456)	$(320)	$123

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$2,776	$—	$2,776	$(2,546)	$—	$(224)	$6
OTC cleared	713	—	713	(713)	—	—	—
Exchange-traded	2	—	2	(2)	—	—	—
Total derivatives	3,491	—	3,491	(3,261)	—	(224)	6
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,541	$—	$3,541	$(3,261)	$—	$(274)	$6

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$2,624	$—	$2,624	$(2,293)	$—	$(331)	$—
OTC cleared	313	—	313	(313)	—	—	—
Exchange-traded	3	—	3	(3)	—	—	—
Total derivatives	2,940	—	2,940	(2,609)	—	(331)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,990	$—	$2,990	$(2,609)	$—	$(381)	$—

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$64,933	$3,102	$1,556	$62,591	$1,882	$948
Equity contracts	61,203	1,424	1,906	69,009	1,569	1,975
Credit contracts	757	—	5	600	2	—
Foreign exchange contracts	4,736	67	24	4,155	55	17
Other contracts	2,400	—	—	2,150	—	—
Total non-designated hedges	134,029	4,593	3,491	138,505	3,508	2,940

Embedded derivatives
GMWB and GMAB (3)	N/A	—	1,515	N/A	—	851
IUL	N/A	—	382	N/A	—	364
EIA	N/A	—	5	N/A	—	5
Total embedded derivatives	N/A	—	1,902	N/A	—	1,220
Total derivatives	$134,029	$4,593	$5,393	$138,505	$3,508	$4,160
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
(3) The fair value of the GMWB and GMAB embedded derivatives at March 31, 2016 included $1.6 billion of individual contracts in a liability position and $75 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
At March 31, 2016 and December 31, 2015, investment securities with a fair value of $767 million and $323 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $529 million and $193 million, respectively, may be sold, pledged or rehypothecated by the Company. At March 31, 2016 and December 31, 2015, the Company had $29 million and nil, respectively, of securities that were sold, pledged, or rehypothecated. In addition, at March 31, 2016 and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2016
Interest rate contracts	$—	$755
Equity contracts	(3)	(65)
Credit contracts	—	(16)
Foreign exchange contracts	—	(35)
GMWB and GMAB embedded derivatives	—	(664)
IUL embedded derivatives	14	—
Total gain (loss)	$11	$(25)

Three Months Ended March 31, 2015
Interest rate contracts	$—	$386
Equity contracts	1	(122)
Credit contracts	—	(9)
Foreign exchange contracts	—	(6)
Other contracts	—	(6)
GMWB and GMAB embedded derivatives	—	(348)
IUL embedded derivatives	(9)	—
Total loss	$(8)	$(105)
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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2016 (1)	$239	$66
2017	257	75
2018	204	129
2019	248	128
2020	179	58
2021-2026	624	201
Total	$1,751	$657
(1) 2016 amounts represent the amounts payable and receivable for the period from April 1, 2016 to December 31, 2016.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The Company’s macro hedge derivatives are included in Other contracts in the tables above.
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
Cash Flow Hedges
During the three months ended March 31, 2016, the Company held no derivatives that were designated as cash flow hedges.
At March 31, 2016, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the three months ended March 31, 2016 and 2015, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months ended March 31, 2016 and 2015, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 13 for a summary of net unrealized gains included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At March 31, 2016 and December 31, 2015, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $204 million and $243 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2016 and December 31, 2015 was $197 million and $243 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at March 31, 2016 and December 31, 2015 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $7 million and nil, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Shareholder’s Equity
The following tables provide the amounts related to each component of other comprehensive income (“OCI”):

	Three Months Ended March 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$469	$(165)	$304
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(197)	69	(128)
Net unrealized securities gains	272	(96)	176

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	1	—	1
Net unrealized derivatives gains	1	—	1

Other comprehensive income	$273	$(96)	$177

	Three Months Ended March 31, 2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$215	$(75)	$140
Reclassification of net securities gains included in net income (2)	(12)	4	(8)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(106)	37	(69)
Net unrealized securities gains	97	(34)	63

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	2	(1)	1
Net unrealized derivatives gains	2	(1)	1

Other comprehensive income	$99	$(35)	$64
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.
(2) Reclassification amounts are recorded in net realized investment gains.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, January 1, 2015	$741		$(12)	$729
OCI before reclassifications	71		—	71
Amounts reclassified from AOCI	(8)		1	(7)
Total OCI	63		1	64
Balance, March 31, 2015	$804	(1)	$(11)	$793

Balance, January 1, 2016	$403		$(8)	$395
OCI before reclassifications	176		1	177
Amounts reclassified from AOCI	—		—	—
Total OCI	176		1	177
Balance, March 31, 2016	$579	(1)	$(7)	$572
(1) Includes $2 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at both March 31, 2016 and 2015.
14. Income Taxes
The Company’s effective tax rate was 16.4% and 18.5% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $7 million which will expire beginning December 31, 2016.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $8 million at both March 31, 2016 and December 31, 2015.
As of March 31, 2016 and December 31, 2015, the Company had $58 million and $95 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $8 million and $9 million, net of federal tax benefits, of unrecognized tax benefits at March 31, 2016 and December 31, 2015, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $39 million and nil in interest and penalties for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, the Company had a payable of $2 million and $41 million, respectively, related to accrued interest and penalties.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its field examination of the 1997 through 2011 tax returns. However, for federal income tax purposes, tax years 1997 through 2006, 2008 and 2009 remain open for certain unagreed-upon issues. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 and 2013. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 1997 through 2012 and remain open for all years after 2012.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both March 31, 2016 and December 31, 2015, the estimated liability was $13 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

RIVERSOURCE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2016 (“2015 10-K”), as well as any current reports on Form 8-K and other publicly available information.
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Management’s narrative analysis is presented pursuant to General Instructions H(2)(a) of Form 10-Q in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See Note 1 to the Consolidated Financial Statements for additional information.
On April 8, 2016, the Department of Labor published its final rule regarding the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and its new and amended prohibited transaction exemptions regarding how ERISA investment advice fiduciaries can provide products manufactured by the Company and unaffiliated insurers to retirement investors. These final regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors and other investment or insurance professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Qualified accounts, particularly IRAs, make up a significant portion of the Company’s annuity product sales. The Company is continuing to review and analyze the potential impact of the final regulations on its clients and prospective clients as well as the potential impact on its business. Teams are working diligently to assess these principles-based rules and the Company will work with its selling firms and their advisors to make the necessary changes to effectively implement these new rules.
Critical Accounting Policies and Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Policies and Estimates” in the Company’s 2015 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,
	2016	2015	Change
	(in millions)
Revenues
Premiums	$102	$97	$5	5%
Net investment income	290	306	(16)	(5)
Policy and contract charges	469	460	9	2
Other revenues	98	104	(6)	(6)
Net realized investment gains	9	10	(1)	(10)
Total revenues	968	977	(9)	(1)
Benefits and expenses
Benefits, claims, losses and settlement expenses	226	306	(80)	(26)
Interest credited to fixed accounts	146	172	(26)	(15)
Amortization of deferred acquisition costs	90	55	35	64
Other insurance and operating expenses	177	182	(5)	(3)
Total benefits and expenses	639	715	(76)	(11)
Pretax income	329	262	67	26
Income tax provision	54	49	5	10
Net income	$275	$213	$62	29%
NM Not Meaningful.
Overall
Net income increased $62 million or 29% to $275 million for the three months ended March 31, 2016 compared to $213 million for the prior year period. Pretax income increased $67 million or 26% to $329 million for the three months ended March 31, 2016 compared to $262 million for the prior year period primarily reflecting the market impact on variable annuity guaranteed benefits (net of hedges and the related deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) amortization), a $32 million increase in long term care (“LTC”) reserves in the prior year period and a $10 million gain from the sale of certain residential mortgage loans partially offset by the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was a benefit of $24 million for the three months ended March 31, 2016 compared to an expense of $38 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was an expense of $10 million ($6 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the three months ended March 31, 2016 compared to a benefit of $19 million ($9 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long duration contracts) for the prior year period. The primary driver of the year-over-year difference is due to a change in how the Company is recalibrating expected bond fund returns based on current interest rates and spreads while still assuming ultimate rates and spreads do not change from the original expectations. Previously, the difference between actual and expected interest rates directly impacted income in the current period and there would be an offsetting impact during annual unlocking. The prior year benefit reflected favorable equity market and bond fund returns.
The Company’s variable annuity account balances decreased 5% to $74.2 billion at March 31, 2016 compared to the prior year period due to net outflows of $1.2 billion and market depreciation.
The Company’s fixed annuity account balances declined 10% to $10.5 billion at March 31, 2016 compared to the prior year period reflecting limited new sales from low interest rates and higher lapse rates. Given the current interest rate environment, the Company’s current fixed annuity book is expected to gradually run off and earnings on its fixed annuity business will trend down.
Revenues
Total revenues decreased by $9 million or 1% to $968 million for the three months ended March 31, 2016 compared to $977 million for the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY

Premiums increased $5 million or 5% to $102 million for the three months ended March 31, 2016 compared to $97 million for the prior year period primarily reflecting higher sales of immediate annuities with life contingencies.
Net investment income decreased $16 million or 5% to $290 million for the three months ended March 31, 2016 compared to $306 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Other revenues decreased $6 million or 6% to $98 million for the three months ended March 31, 2016 compared to $104 million for the prior year period reflecting lower marketing support driven by lower average separate account balances. Average variable annuity account balances decreased $5.6 billion, or 8%, from the prior year period due to net outflows and market depreciation.
Net realized investment gains were $9 million for the three months ended March 31, 2016 compared to net realized investment gains of $10 million for the prior year period. For the three months ended March 31, 2016, a net realized gain of $10 million from the sale of certain residential mortgage loans was partially offset by a $1 million increase in the provision for loan losses on syndicated loans. For the three months ended March 31, 2015, net realized gains of $12 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by a $1 million increase in the provision for loan losses on syndicated loans.
Benefits and Expenses
Total benefits and expenses decreased $76 million or 11% to $639 million for the three months ended March 31, 2016 compared to $715 million for the prior year period primarily due to a decrease in benefits, claims, losses and settlement expenses and interest credited to fixed accounts partially offset by an increase in amortization of deferred acquisition costs.
Benefits, claims, losses and settlement expenses decreased $80 million or 26% to $226 million for the three months ended March 31, 2016 compared to $306 million for the prior year period primarily reflecting the following items:

•	A $32 million increase in LTC reserves in the prior year period.

•
The market impact on reserves for insurance features in non-traditional long-duration contracts was a $3 million expense for the three months ended March 31, 2016 compared to an $8 million benefit in the prior year period. See additional discussion above in the Overall section.

•	A $7 million increase in reserves for immediate annuities with life contingencies primarily due to higher sales. This impact is mostly offset by an increase in premiums.

•
A $4 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $7 million favorable impact in the prior year period from a change in the discount rate for disability income products.

•
The impact on DSIC from actual versus expected market performance based on the Company’s view of bond and equity performance was an expense of $1 million for the three months ended March 31, 2016 compared to a benefit of $2 million for the prior year period. See additional discussion above in the Overall section.

•
A $175 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $219 million for the three months ended March 31, 2016 compared to a favorable impact of $44 million for the prior year period.

•
A $91 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $485 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $396 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $2 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in the first quarter of 2016 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in the first quarter of 2016 compared to the prior year period.

•
Market volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in lower expense in the first quarter of 2016 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Interest credited to fixed accounts decreased $26 million or 15% to $146 million for the three months ended March 31, 2016 compared to $172 million for the prior year period primarily due to lower average fixed annuity account balances and the market impact on

RIVERSOURCE LIFE INSURANCE COMPANY

indexed universal life benefits, net of hedges. The market impact on indexed universal life benefits, net of hedges was a benefit of $16 million for the three months ended March 31, 2016 compared to an expense of $5 million for the prior year period. Average fixed annuity account balances decreased $1.3 billion or 11% to $10.6 billion for the three months ended March 31, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited from low interest rates.
Amortization of DAC increased $35 million or 64% to $90 million for the three months ended March 31, 2016 compared to $55 million for the prior year period primarily reflecting the following items:

•
The impact on DAC from actual versus expected market performance based on the Company’s view of bond and equity performance was an expense of $6 million for the three months ended March 31, 2016 compared to a benefit of $9 million for the prior year period. See additional discussion above in the Overall section.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $17 million for the three months ended March 31, 2016 compared to a benefit of $5 million for the prior year period.

Income Taxes
The Company’s effective tax rate was 16.4% for the three months ended March 31, 2016, compared to 18.5% for the three months ended March 31, 2015. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2018 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.4 billion and 4.9%, respectively, as of March 31, 2016. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.1 billion and had a weighted average yield of 3.6% as of March 31, 2016. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2016 was approximately 4.3%.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. The Company assesses this residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, the Company uses swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2016:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(74)	$—	$(74)
DAC and DSIC amortization (1) (2)	(122)	—	(122)
Variable annuity riders:
GMDB and GMIB (2)	(198)	—	(198)
GMWB	(463)	491	28
GMAB	(49)	51	2
DAC and DSIC amortization (3)	N/A	N/A	(6)
Total variable annuity riders	(710)	542	(174)
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	23	(17)	6
Total	$(882)	$524	$(364)

RIVERSOURCE LIFE INSURANCE COMPANY

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(26)	$—	$(26)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,140	(1,109)	31
GMAB	42	(39)	3
DAC and DSIC amortization (3)	N/A	N/A	(3)
Total variable annuity riders	1,182	(1,148)	31
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	69	—	69
Indexed universal life insurance	62	1	63
Total	$1,287	$(1,147)	$137
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
The above results compare to an estimated negative net impact to pretax income of $285 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $33 million related to a 100 basis point increase in interest rates as of December 31, 2015.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2016. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $348 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2016 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both March 31, 2016 and December 31, 2015 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. At both March 31, 2016 and December 31, 2015, the Company had borrowings of $150 million from the FHLB which is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Cash dividends paid to Ameriprise Financial	$400	$225

RIVERSOURCE LIFE INSURANCE COMPANY

Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”) are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital		Regulatory Capital Requirements
	March 31, 2016	December 31, 2015	December 31, 2015
	(in millions)
RiverSource Life Insurance Company (1)(2)	$3,951	$3,800	$589
RiverSource Life Insurance Co. of NY (1)(2)	369	333	44
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
Contractual Commitments
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2015 10-K.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or to be implemented in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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

RIVERSOURCE LIFE INSURANCE COMPANY

•
experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products, or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates assumed in the Company’s loss recognition testing of its long term care business;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2015 10-K and Part II, Item 1A of this Form 10-Q.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2016.
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

RIVERSOURCE LIFE INSURANCE COMPANY

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 15 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The Company is including the following revised risk factor which should be read in conjunction with the description of risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2015 10-K.
RiverSource Life’s business is regulated heavily, and changes to the laws and regulations may have an adverse effect on RiverSource Life’s operations, reputation and financial condition.
RiverSource Life is subject to various federal and state laws and regulations, and is required to obtain and maintain licenses for its business in addition to being subject to regulatory oversight. For a discussion of the regulatory framework in which RiverSource Life operates, see Item 1 of RiverSource Life’s 2015 10-K - “Regulation.” Compliance with these applicable laws and regulations is time-consuming and personnel-intensive, and RiverSource Life has invested and will continue to invest substantial resources to ensure compliance by its parent company and its subsidiaries, directors, officers, employees and affiliated employees and agents. Any enforcement actions, investigations or other proceedings brought against RiverSource Life or its subsidiaries, directors, employees and affiliated employees and agents by its regulators may result in fines, injunctions or other disciplinary actions that could harm RiverSource Life’s reputation or impact its results of operations. Further, any changes to the laws and regulations applicable to RiverSource Life’s business, as well as changes to the interpretation and enforcement of such laws and regulations, may affect its financial condition and operations. Such changes may impact the operations and profitability of RiverSource Life, including with respect to the scope of products and services provided and the incurrence of additional costs of doing business. Ongoing changes to regulation and oversight of the insurance industry may produce results, the full impact of which cannot be immediately ascertained. In addition, RiverSource Life continues to see enhanced legislative and regulatory interest regarding retirement investing, and RiverSource Life will continue to closely review and monitor any legislative or regulatory proposals and changes. Any incremental requirements, costs and risks imposed on RiverSource Life in connection with such current or future legislative or regulatory changes, may constrain its ability to market its products to potential customers, and could negatively impact its profitability and make it more difficult for RiverSource Life to pursue its growth strategy.
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
On April 8, 2016, the Department of Labor published its final rule regarding the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and its new and amended prohibited transaction exemption for how ERISA investment advice fiduciaries can provide products manufactured by RiverSource Life and unaffiliated insurers to retirement investors. These final regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors and other investment or insurance professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Qualified accounts, particularly IRAs, make up a significant portion of RiverSource Life’s annuity product sales. RiverSource Life is continuing to review and analyze the potential impact of the final regulations on its clients and prospective clients as well as the potential impact on its business. Teams are working diligently to assess these principles-based rules and RiverSource Life will work with its selling firms and their advisors to make the necessary changes to effectively implement these new rules. These rules will also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life's financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual will be effective for companies domiciled in adopted states on January 1, 2017. Minnesota and New York, however, are two states that have not yet adopted the valuation manual so the effective date for RiverSource Life Insurance Company and RiverSource Life of NY is unknown. If and when adopted, a three-year transition period is available to defer implementation of this reserve standard. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not

RIVERSOURCE LIFE INSURANCE COMPANY

possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life or its competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the domiciliary regulators of the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see Item 1 of RiverSource Life’s 2015 10-K - "Regulation".
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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 5, 2016	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	May 5, 2016	By	/s/ Brian J. McGrane
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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Shareholder’s Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

______________________________________
*   Filed electronically herewith.

E-1