Form 10-Q
period 2016-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2016-08-01
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2016, $20,918; 2015, $20,886)	$22,790	$21,772
Common stocks, at fair value (cost: 2016 and 2015, $2)	7	7
Mortgage loans, at amortized cost (less allowance for loan losses: 2016 and 2015, $19)	2,892	3,211
Policy loans	829	823
Other investments	979	998
Total investments	27,497	26,811
Cash and cash equivalents	1,044	370
Reinsurance recoverables	2,471	2,415
Other receivables	255	255
Accrued investment income	240	244
Deferred acquisition costs	2,564	2,688
Other assets	6,277	4,569
Separate account assets	76,124	76,004
Total assets	$116,472	$113,356

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,516	$29,029
Short-term borrowings	200	200
Other liabilities	5,301	4,058
Separate account liabilities	76,124	76,004
Total liabilities	112,141	109,291
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,465	2,465
Retained earnings	1,100	1,202
Accumulated other comprehensive income, net of tax	763	395
Total shareholder’s equity	4,331	4,065
Total liabilities and shareholder’s equity	$116,472	$113,356
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenues
Premiums	$109	$108	$211	$205
Net investment income	284	302	574	608
Policy and contract charges	475	475	944	935
Other revenues	101	113	199	217
Net realized investment gains	5	6	14	16
Total revenues	974	1,004	1,942	1,981
Benefits and expenses
Benefits, claims, losses and settlement expenses	332	275	558	581
Interest credited to fixed accounts	158	160	304	332
Amortization of deferred acquisition costs	65	74	155	129
Other insurance and operating expenses	179	187	356	369
Total benefits and expenses	734	696	1,373	1,411
Pretax income	240	308	569	570
Income tax provision	17	55	71	104
Net income	$223	$253	$498	$466

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$(1)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	1
Net impairment losses recognized in net realized investment gains	$—	$—	$—	$—
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$223	$253	$498	$466
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	190	(213)	366	(150)
Net unrealized gains on derivatives	1	1	2	2
Total other comprehensive income (loss), net of tax	191	(212)	368	(148)
Total comprehensive income	$414	$41	$866	$318
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2015	$3	$2,464	$1,107	$729	$4,303
Comprehensive income:
Net income	—	—	466	—	466
Other comprehensive loss, net of tax	—	—	—	(148)	(148)
Total comprehensive income					318
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(525)	—	(525)
Balances at June 30, 2015	$3	$2,465	$1,048	$581	$4,097

Balances at January 1, 2016	$3	$2,465	$1,202	$395	$4,065
Comprehensive income:
Net income	—	—	498	—	498
Other comprehensive income, net of tax	—	—	—	368	368
Total comprehensive income					866
Cash dividends to Ameriprise Financial, Inc.	—	—	(600)	—	(600)
Balances at June 30, 2016	$3	$2,465	$1,100	$763	$4,331
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$498	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	19	5
Deferred income tax (benefit) expense	(27)	87
Contractholder and policyholder charges, non-cash	(173)	(165)
Loss from equity method investments	23	18
Net realized investment gains	(16)	(17)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	2	1
Changes in operating assets and liabilities:
Deferred acquisition costs	30	(1)
Policyholder account balances, future policy benefits and claims, net	1,279	(73)
Derivatives, net of collateral	(607)	260
Reinsurance recoverables	(73)	(70)
Other receivables	7	18
Accrued investment income	4	8
Other, net	34	297
Net cash provided by operating activities	1,000	834

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	252	53
Maturities, sinking fund payments and calls	1,308	1,600
Purchases	(1,591)	(1,245)
Proceeds from sales, maturities and repayments of mortgage loans	551	314
Funding of mortgage loans	(221)	(242)
Proceeds from sales and collections of other investments	60	53
Purchase of other investments	(72)	(59)
Purchase of land, buildings, equipment and software	(5)	(5)
Change in policy loans, net	(6)	(11)
Other, net	25	44
Net cash provided by investing activities	301	502
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2016	2015
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$999	$984
Net transfers from (to) separate accounts	83	(102)
Surrenders and other benefits	(989)	(1,566)
Proceeds from line of credit with Ameriprise Financial, Inc.	10	6
Payments on line of credit with Ameriprise Financial, Inc.	(10)	(6)
Tax adjustment on share-based incentive compensation plan	—	1
Cash received for purchased options with deferred premiums	33	8
Cash paid for purchased options with deferred premiums	(153)	(204)
Cash dividend to Ameriprise Financial, Inc.	(600)	(525)
Net cash used in financing activities	(627)	(1,404)
Net increase (decrease) in cash and cash equivalents	674	(68)
Cash and cash equivalents at beginning of period	370	307
Cash and cash equivalents at end of period	$1,044	$239

Supplemental Disclosures:
Income taxes paid (received), net	$115	$(220)
Interest paid on borrowings	1	—
Non-cash investing activity:
Affordable housing partnership commitments not yet remitted	19	9
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
Future Adoption of New Accounting Standards
Financial Instruments - Measurement of Credit Losses
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
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
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
3. Variable Interest Entities
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $514 million and $517 million as of June 30, 2016 and December 31, 2015, respectively. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

4. Investments
Available-for-Sale securities distributed by type were as follows:

	June 30, 2016
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,219	$1,431	$(65)	$14,585	$3
Residential mortgage backed securities	3,225	130	(22)	3,333	(7)
Commercial mortgage backed securities	2,387	136	—	2,523	—
State and municipal obligations	1,050	225	(15)	1,260	—
Asset backed securities	775	38	(6)	807	—
Foreign government bonds and obligations	257	27	(7)	277	—
U.S. government and agencies obligations	5	—	—	5	—
Total fixed maturities	20,918	1,987	(115)	22,790	(4)
Common stocks	2	5	—	7	3
Total	$20,920	$1,992	$(115)	$22,797	$(1)

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,764	$891	$(281)	$14,374	$2
Residential mortgage backed securities	3,015	96	(36)	3,075	(8)
Commercial mortgage backed securities	2,081	68	(13)	2,136	—
State and municipal obligations	1,023	153	(27)	1,149	—
Asset backed securities	748	33	(5)	776	—
Foreign government bonds and obligations	217	17	(11)	223	—
U.S. government and agencies obligations	38	1	—	39	—
Total fixed maturities	20,886	1,259	(373)	21,772	(6)
Common stocks	2	5	—	7	3
Total	$20,888	$1,264	$(373)	$21,779	$(3)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of June 30, 2016 and December 31, 2015, investment securities with a fair value of $803 million and $862 million, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $195 million and $408 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2016 and December 31, 2015, fixed maturity securities comprised approximately 83% and 81%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At June 30, 2016 and December 31, 2015, approximately $998 million and $1.1 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

	June 30, 2016			December 31, 2015
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,055	$5,319	23%	$4,661	$4,806	22%
AA	960	1,181	5	1,010	1,185	5
A	3,818	4,401	19	3,749	4,101	19
BBB	9,557	10,398	46	9,964	10,278	47
Below investment grade	1,528	1,491	7	1,502	1,402	7
Total fixed maturities	$20,918	$22,790	100%	$20,886	$21,772	100%
At June 30, 2016 and December 31, 2015, approximately 43% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2016
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	38	$363	$(13)	45	$499	$(52)	83	$862	$(65)
Residential mortgage backed securities	23	196	(4)	59	401	(18)	82	597	(22)
State and municipal obligations	—	—	—	3	121	(15)	3	121	(15)
Asset backed securities	17	223	(5)	4	29	(1)	21	252	(6)
Foreign government bonds and obligations	2	7	—	16	31	(7)	18	38	(7)
Total	80	$789	$(22)	127	$1,081	$(93)	207	$1,870	$(115)

	December 31, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	253	$3,703	$(208)	35	$300	$(73)	288	$4,003	$(281)
Residential mortgage backed securities	36	535	(7)	59	526	(29)	95	1,061	(36)
Commercial mortgage backed securities	45	568	(12)	3	33	(1)	48	601	(13)
State and municipal obligations	9	40	(1)	2	101	(26)	11	141	(27)
Asset backed securities	21	241	(5)	—	—	—	21	241	(5)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	373	$5,126	$(235)	114	$987	$(138)	487	$6,113	$(373)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a decrease in interest rates as well as a tightening of credit spreads.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Beginning balance	$33	$33	$33	$33
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	—
Ending balance	$33	$33	$33	$33
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Gross realized investment gains	$10	$5	$13	$22
Gross realized investment losses	(5)	—	(8)	(5)
Total	$5	$5	$5	$17
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at June 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$505	$515
Due after one year through five years	5,887	6,351
Due after five years through 10 years	4,354	4,595
Due after 10 years	3,785	4,666
	14,531	16,127
Residential mortgage backed securities	3,225	3,333
Commercial mortgage backed securities	2,387	2,523
Asset backed securities	775	807
Common stocks	2	7
Total	$20,920	$22,797
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
Net investment income is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities	$251	$262	$502	$526
Mortgage loans	37	46	77	91
Other investments	2	3	8	8
	290	311	587	625
Less: investment expenses	6	9	13	17
Total	$284	$302	$574	$608

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
The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2016	2015
	(in millions)
Beginning balance	$25	$28
Charge-offs	—	(2)
Provisions	1	1
Ending balance	$26	$27

Individually evaluated for impairment	$2	$6
Collectively evaluated for impairment	24	21
The recorded investment in financing receivables by impairment method was as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Individually evaluated for impairment	$17	$25
Collectively evaluated for impairment	3,327	3,657
Total	$3,344	$3,682
As of both June 30, 2016 and December 31, 2015, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million.
During both the three months ended June 30, 2016 and 2015, the Company purchased $24 million and sold nil and $1 million, respectively, of loans. During the six months ended June 30, 2016 and 2015, the Company purchased $37 million and $36 million, respectively, and sold $250 million and $7 million, respectively, of loans. The loans sold during the six months ended June 30, 2016 consisted of residential mortgage loans, which were sold in the first quarter of 2016. See below for additional discussion on the sale of these loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $7 million and $8 million as of June 30, 2016 and December 31, 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1% of total commercial mortgage loans at June 30, 2016 and December 31, 2015, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
South Atlantic	$736	$746	28%	28%
Pacific	703	709	27	27
Mountain	252	242	10	9
West North Central	209	217	8	8
Middle Atlantic	198	203	8	8
East North Central	197	208	7	8
West South Central	125	128	5	5
New England	101	115	4	4
East South Central	71	68	3	3
	2,592	2,636	100%	100%
Less: allowance for loan losses	19	19
Total	$2,573	$2,617
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Retail	$936	$947	36%	36%
Office	493	522	19	20
Apartments	472	473	18	18
Industrial	423	444	17	17
Mixed use	37	35	1	1
Hotel	33	34	1	1
Other	198	181	8	7
	2,592	2,636	100%	100%
Less: allowance for loan losses	19	19
Total	$2,573	$2,617
Residential Mortgage Loans
The recorded investment in residential mortgage loans at June 30, 2016 and December 31, 2015 was $319 million and $594 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of June 30, 2016 and December 31, 2015, no allowance for loan losses was recorded.
On March 30, 2016, the Company sold $250 million (amortized cost, net of unamortized discount) of its residential mortgage loans to an unaffiliated third party. The Company received cash proceeds of $260 million and recognized a gain of $10 million. As a result of the sale, the Company’s unamortized discount related to its residential mortgage loans was reduced from $21 million at December 31, 2015 to nil as of June 30, 2016.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of June 30, 2016 and December 31, 2015, approximately 3% and 4%, respectively, of residential mortgage loans had FICO scores below 640. As of June 30, 2016 and December 31, 2015, nil and approximately 1%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 52% and 37% of the portfolio as of June 30, 2016 and December 31, 2015, respectively, and in Colorado and Washington representing 17% and 14%, respectively, of the portfolio as of June 30, 2016. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans at June 30, 2016 and December 31, 2015 was $433 million and $452 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at June 30, 2016 and December 31, 2015 were $7 million and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of June 30, 2016 and December 31, 2015. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2016 and 2015. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2016	2015
	(in millions)
Balance at January 1	$2,688	$2,576
Capitalization of acquisition costs	125	130
Amortization	(155)	(129)
Impact of change in net unrealized securities (gains) losses	(94)	47
Balance at June 30	$2,564	$2,624
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2016	2015
	(in millions)
Balance at January 1	$334	$361
Capitalization of sales inducement costs	2	2
Amortization	(22)	(25)
Impact of change in net unrealized securities (gains) losses	(14)	7
Balance at June 30	$300	$345

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Policyholder account balances
Fixed annuities	$10,889	$11,239
Variable annuity fixed sub-accounts	5,060	4,912
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,947	2,897
Indexed universal life (“IUL”) insurance	910	808
Other life insurance	775	794
Total policyholder account balances	20,581	20,650

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,156	1,057
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	44	—
Other annuity liabilities	120	31
Fixed annuities life contingent liabilities	1,499	1,501
Equity indexed annuities (“EIA”)	26	27
Life, disability income and long term care insurance	5,348	5,112
VUL/UL and other life insurance additional liabilities	527	452
Total future policy benefits	9,720	8,180
Policy claims and other policyholders’ funds	215	199
Total policyholder account balances, future policy benefits and claims	$30,516	$29,029
Separate account liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(in millions)
Variable annuity	$69,520	$69,333
VUL insurance	6,571	6,637
Other insurance	33	34
Total	$76,124	$76,004
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

	June 30, 2016				December 31, 2015
Variable Annuity Guarantees by Benefit Type (1)	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,533	$53,623	$264	65	$54,716	$52,871	$297	65
Five/six-year reset	9,036	6,389	46	65	9,307	6,731	78	65
One-year ratchet	6,587	6,214	183	67	6,747	6,379	266	67
Five-year ratchet	1,581	1,522	12	64	1,613	1,556	20	63
Other	920	899	84	71	887	869	82	71
Total — GMDB	$73,657	$68,647	$589	65	$73,270	$68,406	$743	65

GGU death benefit	$1,050	$998	$109	68	$1,056	$1,004	$113	67

GMIB	$251	$232	$14	68	$270	$251	$17	68

GMWB:
GMWB	$2,891	$2,882	$2	69	$3,118	$3,109	$2	69
GMWB for life	38,476	38,351	409	66	37,301	37,179	330	66
Total — GMWB	$41,367	$41,233	$411	66	$40,419	$40,288	$332	66

GMAB	$3,779	$3,769	$26	58	$4,018	$4,006	$31	58

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2016		December 31, 2015
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,301	64	$6,601	63
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	1	—	(225)	(4)	45
Paid claims	(1)	—	—	—	(12)
Balance at June 30, 2015	$9	$7	$468	$(45)	$296

Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	3	—	1,099	45	44
Paid claims	(6)	—	—	(1)	(12)
Balance at June 30, 2016	$11	$8	$2,156	$44	$364

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2016	December 31, 2015
	(in millions)
Mutual funds:
Equity	$40,061	$39,806
Bond	23,659	23,700
Other	5,248	5,241
Total mutual funds	$68,968	$68,747
9. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both June 30, 2016 and December 31, 2015, the Company has pledged $30 million of agency residential mortgage backed securities and $22 million of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both June 30, 2016 and December 31, 2015 was $50 million. The remaining maturity of outstanding repurchase agreements was less than one month as of both June 30, 2016 and December 31, 2015. The weighted average annualized interest rate on the repurchase agreements held as of June 30, 2016 and December 31, 2015 was 0.7% and 0.5%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $416 million and $290 million as of June 30, 2016 and December 31, 2015, respectively. The amount of the Company’s liability including accrued interest as of both June 30, 2016 and December 31, 2015 was $150 million. The remaining maturity of outstanding FHLB advances was less than four months and less than three months as of June 30, 2016 and December 31, 2015, respectively. The weighted average annualized interest rate on the FHLB advances held as of June 30, 2016 and December 31, 2015 was 0.6% and 0.5%, respectively.
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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,388	$1,197	$14,585
Residential mortgage backed securities	—	3,318	15	3,333
Commercial mortgage backed securities	—	2,523	—	2,523
State and municipal obligations	—	1,260	—	1,260
Asset backed securities	—	677	130	807
Foreign government bonds and obligations	—	277	—	277
U.S. government and agencies obligations	3	2	—	5
Total Available-for-Sale securities: Fixed maturities	3	21,445	1,342	22,790
Common stocks	2	5	—	7
Cash equivalents	44	960	—	1,004
Other assets:
Interest rate derivative contracts	1	3,873	—	3,874
Equity derivative contracts	65	1,458	—	1,523
Foreign exchange derivative contracts	8	90	—	98
Other derivative contracts	—	—	2	2
Total other assets	74	5,421	2	5,497
Separate account assets measured at NAV				76,124	(1)
Total assets at fair value	$123	$27,831	$1,344	$105,422

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	408	408
GMWB and GMAB embedded derivatives	—	—	1,965	1,965	(2)
Total policyholder account balances, future policy benefits and claims	—	5	2,373	2,378	(3)
Other liabilities:
Interest rate derivative contracts	1	1,793	—	1,794
Equity derivative contracts	41	1,745	—	1,786
Credit derivative contracts	—	12	—	12
Foreign exchange derivative contracts	2	34	—	36
Other derivative contracts	2	—	—	2
Total other liabilities	46	3,584	—	3,630
Total liabilities at fair value	$46	$3,589	$2,373	$6,008

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $2.0 billion of individual contracts in a liability position and $51 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $756 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,139	$1,235	$14,374
Residential mortgage backed securities	—	3,054	21	3,075
Commercial mortgage backed securities	—	2,133	3	2,136
State and municipal obligations	—	1,149	—	1,149
Asset backed securities	—	643	133	776
Foreign government bonds and obligations	—	223	—	223
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	20,376	1,392	21,772
Common stocks	3	4	—	7
Cash equivalents	48	285	—	333
Other assets:
Interest rate derivative contracts	—	1,882	—	1,882
Equity derivative contracts	92	1,477	—	1,569
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	54	—	55
Total other assets	93	3,415	—	3,508
Separate account assets measured at NAV				76,004	(1)
Total assets at fair value	$148	$24,080	$1,392	$101,624

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(3)
Other liabilities:
Interest rate derivative contracts	—	948	—	948
Equity derivative contracts	45	1,930	—	1,975
Foreign exchange derivative contracts	1	16	—	17
Total other liabilities	46	2,894	—	2,940
Total liabilities at fair value	$46	$2,899	$1,215	$4,160

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities					Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2016	$1,243	$19	$10	$133	$1,405	$—
Total gains included in:
Other comprehensive income	12	—	—	—	12	—
Purchases	14	—	—	—	14	2
Settlements	(72)	(4)	(1)	—	(77)	—
Transfers into Level 3	—	—	—	12	12	—
Transfers out of Level 3	—	—	(9)	(15)	(24)	—
Balance, June 30, 2016	$1,197	$15	$—	$130	$1,342	$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2016 included in:
Net investment income	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2016	$382		$1,515		$1,897
Total losses included in:
Net income	4	(1)	386	(2)	390
Issues	29		70		99
Settlements	(7)		(6)		(13)
Balance, June 30, 2016	$408		$1,965		$2,373

Changes in unrealized losses relating to liabilities held at June 30, 2016 included in:
Benefits, claims, losses and settlement expenses	$—		$405		$405
Interest credited to fixed accounts	4		—		4

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2015	$1,360	$39	$20	$119	$1,538
Total losses included in:
Other comprehensive income	(19)	—	—	—	(19)
Purchases	36	—	31	1	68
Settlements	(38)	—	(1)	(2)	(41)
Transfers out of Level 3	—	(31)	(16)	—	(47)
Balance, June 30, 2015	$1,339	$8	$34	$118	$1,499

Changes in unrealized gains (losses) relating to assets held at June 30, 2015 included in:
Net investment income	$—	$—	$—	$—	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives	GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2015	$270	$827		$1,097
Total gains included in:
Net income	—	(659)	(1)	(659)
Issues	26	64		90
Settlements	(4)	3		(1)
Balance, June 30, 2015	$292	$235		$527

Changes in unrealized gains relating to liabilities held at June 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—	$(651)		$(651)

(1)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Available-for-Sale Securities: Fixed Maturities					Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,235	$21	$3	$133	$1,392	$—
Total gains included in:
Other comprehensive income	28	—	—	—	28	—
Purchases	14	—	9	—	23	2
Settlements	(80)	(6)	(3)	—	(89)	—
Transfers into Level 3	—	—	—	12	12	—
Transfers out of Level 3	—	—	(9)	(15)	(24)	—
Balance, June 30, 2016	$1,197	$15	$—	$130	$1,342	$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2016 included in:
Net investment income	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	(4)	(1)	988	(2)	984
Issues	61		138		199
Settlements	(13)		(12)		(25)
Balance, June 30, 2016	$408		$1,965		$2,373

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2016 included in:
Benefits, claims, losses and settlement expenses	$—		$1,021		$1,021
Interest credited to fixed accounts	(4)		—		(4)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities					Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603	$1
Total losses included in:
Other comprehensive income	(7)	—	—	—	(7)	(1)
Purchases	51	31	31	1	114	—
Settlements	(58)	(1)	(2)	(2)	(63)	—
Transfers into Level 3	—	—	6	—	6	—
Transfers out of Level 3	—	(31)	(91)	(32)	(154)	—
Balance, June 30, 2015	$1,339	$8	$34	$118	$1,499	$—

Changes in unrealized gains (losses) relating to assets held at June 30, 2015 included in:
Net investment income	$—	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total (gains) losses included in:
Net income	14	(1)	(379)	(2)	(365)
Issues	45		128		173
Settlements	(9)		7		(2)
Balance, June 30, 2015	$292		$235		$527

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$(373)		$(373)
Interest credited to fixed accounts	14		—		14

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $97 million and $(45) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended June 30, 2016 and 2015, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $287 million and $(8) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the six months ended June 30, 2016 and 2015, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,193	Discounted cash flow	Yield/spread to U.S. Treasuries	0.5%	-	3.4%	1.6%
Other derivative contracts	$2	Option pricing model	Correlation (1)				0.9
IUL embedded derivatives	$408	Discounted cash flow	Nonperformance risk (2)	88 bps
GMWB and GMAB embedded derivatives	$1,965	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	-	75.6%
			Surrender rate	0.0%	-	59.1%
			Market volatility (4)	5.6%	-	22.3%
			Nonperformance risk (2)	88 bps

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,221	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk (2)	68 bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	-	75.6%
			Surrender rate	0.0%	-	59.1%
			Market volatility (4)	5.4%	-	21.5%
			Nonperformance risk (2)	68 bps

(1)	Represents the correlation between equity returns and interest rates used in the valuation of the derivative contract.
(2) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(3)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(4)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in the correlation used in the fair value measurement of Level 3 derivatives in isolation would result in a significantly (lower) higher fair value measurement.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at June 30, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at June 30, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,892	$—	$—	$3,055	$3,055
Policy loans	829	—	—	806	806
Other investments	442	—	389	48	437

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,228	$—	$—	$12,349	$12,349
Short-term borrowings	200	—	200	—	200
Other liabilities	113	—	—	109	109
Separate account liabilities measured at NAV	343				343	(1)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,211	$—	$—	$3,254	$3,254
Policy loans	823	—	—	803	803
Other investments	463	—	416	33	449

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Short-term borrowings	200	—	200	—	200
Other liabilities	117	—	—	113	113
Separate account liabilities measured at NAV	360				360	(1)

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$4,312	$—	$4,312	$(2,492)	$(779)	$(1,026)	$15
OTC cleared	1,168	—	1,168	(966)	(201)	—	1
Exchange-traded	17	—	17	(14)	—	—	3
Total derivatives	$5,497	$—	$5,497	$(3,472)	$(980)	$(1,026)	$19

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$3,051	$—	$3,051	$(2,293)	$(354)	$(320)	$84
OTC cleared	417	—	417	(313)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	$3,508	$—	$3,508	$(2,609)	$(456)	$(320)	$123

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$2,649	$—	$2,649	$(2,492)	$—	$(136)	$21
OTC cleared	966	—	966	(966)	—	—	—
Exchange-traded	15	—	15	(14)	—	—	1
Total derivatives	3,630	—	3,630	(3,472)	—	(136)	22
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,680	$—	$3,680	$(3,472)	$—	$(186)	$22

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
				Financial Instruments (1)	Cash Collateral	Securities Collateral	Net Amount

	(in millions)
Derivatives:
OTC	$2,624	$—	$2,624	$(2,293)	$—	$(331)	$—
OTC cleared	313	—	313	(313)	—	—	—
Exchange-traded	3	—	3	(3)	—	—	—
Total derivatives	2,940	—	2,940	(2,609)	—	(331)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,990	$—	$2,990	$(2,609)	$—	$(381)	$—

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$73,223	$3,874	$1,794	$62,591	$1,882	$948
Equity contracts	60,180	1,523	1,786	69,009	1,569	1,975
Credit contracts	861	—	12	600	2	—
Foreign exchange contracts	4,884	98	36	4,155	55	17
Other contracts	439	2	2	2,150	—	—
Total non-designated hedges	139,587	5,497	3,630	138,505	3,508	2,940

Embedded derivatives
GMWB and GMAB (3)	N/A	—	1,965	N/A	—	851
IUL	N/A	—	408	N/A	—	364
EIA	N/A	—	5	N/A	—	5
Total embedded derivatives	N/A	—	2,378	N/A	—	1,220
Total derivatives	$139,587	$5,497	$6,008	$138,505	$3,508	$4,160
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
(3) The fair value of the GMWB and GMAB embedded derivatives at June 30, 2016 included $2.0 billion of individual contracts in a liability position and $51 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
At June 30, 2016 and December 31, 2015, investment securities with a fair value of $1.2 billion and $323 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $893 million and $193 million, respectively, may be sold, pledged or rehypothecated by the Company. At June 30, 2016 and December 31, 2015, the Company had $52 million and nil, respectively, of securities that were sold, pledged, or rehypothecated. In addition, at June 30, 2016 and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended June 30, 2016
Interest rate contracts	$—	$449
Equity contracts	1	(96)
Credit contracts	—	(15)
Foreign exchange contracts	—	(19)
GMWB and GMAB embedded derivatives	—	(450)
IUL embedded derivatives	3	—
Total gain (loss)	$4	$(131)

Six Months Ended June 30, 2016
Interest rate contracts	$—	$1,204
Equity contracts	(2)	(161)
Credit contracts	—	(31)
Foreign exchange contracts	—	(54)
GMWB and GMAB embedded derivatives	—	(1,114)
IUL embedded derivatives	17	—
Total gain (loss)	$15	$(156)

Three Months Ended June 30, 2015
Interest rate contracts	$—	$(562)
Equity contracts	(2)	(137)
Credit contracts	—	14
Foreign exchange contracts	—	(2)
Other contracts	—	6
GMWB and GMAB embedded derivatives	—	592
IUL embedded derivatives	4	—
Total gain (loss)	$2	$(89)

Six Months Ended June 30, 2015
Interest rate contracts	$—	$(176)
Equity contracts	(1)	(259)
Credit contracts	—	5
Foreign exchange contracts	—	(8)
GMWB and GMAB embedded derivatives	—	244
IUL embedded derivatives	(5)	—
Total loss	$(6)	$(194)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2016 (1)	$153	$37
2017	257	76
2018	205	130
2019	248	130
2020	179	57
2021-2026	672	202
Total	$1,714	$632
(1) 2016 amounts represent the amounts payable and receivable for the period from July 1, 2016 to December 31, 2016.
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses futures, options and swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The Company’s macro hedge derivatives are included in Other contracts in the tables above.
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
Cash Flow Hedges
During the six months ended June 30, 2016, the Company held no derivatives that were designated as cash flow hedges.
At June 30, 2016, the Company expects to reclassify $6 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the six months ended June 30, 2016 and 2015, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the six months ended June 30, 2016 and 2015, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 13 for a summary of net unrealized gains included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At June 30, 2016 and December 31, 2015, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $157 million and $243 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2016 and December 31, 2015

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

was $136 million and $243 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at June 30, 2016 and December 31, 2015 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $21 million and nil, respectively.
13. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2016			2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$523	$(185)	$338	$(632)	$221	$(411)
Reclassification of net securities gains included in net income (2)	(6)	2	(4)	(5)	2	(3)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(222)	78	(144)	309	(108)	201
Net unrealized securities gains (losses)	295	(105)	190	(328)	115	(213)
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	2	(1)	1	1	—	1
Net unrealized derivatives gains	2	(1)	1	1	—	1
Other comprehensive income (loss)	$297	$(106)	$191	$(327)	$115	$(212)

	Six Months Ended June 30,
	2016			2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$992	$(350)	$642	$(417)	$146	$(271)
Reclassification of net securities gains included in net income (2)	(6)	2	(4)	(17)	6	(11)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(419)	147	(272)	203	(71)	132
Net unrealized securities gains (losses)	567	(201)	366	(231)	81	(150)
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	3	(1)	2	3	(1)	2
Net unrealized derivatives gains	3	(1)	2	3	(1)	2
Other comprehensive income (loss)	$570	$(202)	$368	$(228)	$80	$(148)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, April 1, 2016	$579		$(7)	$572
OCI before reclassifications	194		—	194
Amounts reclassified from AOCI	(4)		1	(3)
Total OCI	190		1	191
Balance, June 30, 2016	$769	(1)	$(6)	$763

Balance, January 1, 2016	$403		$(8)	$395
OCI before reclassifications	370		—	370
Amounts reclassified from AOCI	(4)		2	(2)
Total OCI	366		2	368
Balance, June 30, 2016	$769	(1)	$(6)	$763

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, April 1, 2015	$804		$(11)	$793
OCI before reclassifications	(210)		—	(210)
Amounts reclassified from AOCI	(3)		1	(2)
Total OCI	(213)		1	(212)
Balance, June 30, 2015	$591	(1)	$(10)	$581

Balance, January 1, 2015	$741		$(12)	$729
OCI before reclassifications	(139)		—	(139)
Amounts reclassified from AOCI	(11)		2	(9)
Total OCI	(150)		2	(148)
Balance, June 30, 2015	$591	(1)	$(10)	$581
(1) Includes $1 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at both June 30, 2016 and 2015.
14. Income Taxes
The Company’s effective tax rate was 7.1% and 17.9% for the three months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate was 12.5% and 18.2% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The decrease in the effective tax rates for the three and six months ended June 30, 2016 compared to the prior year periods was primarily due to a $16 million benefit in the second quarter of 2016 related to the completion of tax audits from previous years.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $7 million which will expire beginning December 31, 2016.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $7 million and $8 million at June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 and December 31, 2015, the Company had $60 million and $95 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $8 million and $9 million, net of federal tax benefits, of unrecognized tax benefits at June 30, 2016 and December 31, 2015, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of nil and $39 million in interest and penalties for the three months and six months ended June 30, 2016. The Company recognized a net increase of $1 million in interest and penalties for both the three months and six months ended June 30, 2015. At June 30, 2016 and December 31, 2015, the Company had a payable of $2 million and $41 million, respectively, related to accrued interest and penalties.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both June 30, 2016 and December 31, 2015, the estimated liability was $13 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
Consolidated Results of Operations for the Six Months Ended June 30, 2016 and 2015
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,		Change
	2016	2015
	(in millions)
Revenues
Premiums	$211	$205	$6	3%
Net investment income	574	608	(34)	(6)
Policy and contract charges	944	935	9	1
Other revenues	199	217	(18)	(8)
Net realized investment gains	14	16	(2)	(13)
Total revenues	1,942	1,981	(39)	(2)

Benefits and expenses
Benefits, claims, losses and settlement expenses	558	581	(23)	(4)
Interest credited to fixed accounts	304	332	(28)	(8)
Amortization of deferred acquisition costs	155	129	26	20
Other insurance and operating expenses	356	369	(13)	(4)
Total benefits and expenses	1,373	1,411	(38)	(3)
Pretax income	569	570	(1)	—
Income tax provision	71	104	(33)	(32)
Net income	$498	$466	$32	7%

RIVERSOURCE LIFE INSURANCE COMPANY

Overall
Net income increased $32 million or 7% to $498 million for the six months ended June 30, 2016 compared to $466 million for the prior year period. Pretax income decreased $1 million to $569 million for the six months ended June 30, 2016 compared to $570 million for the prior year period primarily due to equity market depreciation and the impact on deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”) and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance partially offset by lower DAC and DSIC amortization due to better than expected persistency, the market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) and a $14 million increase in long term care (“LTC”) reserves in the prior year period.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $35 million for the six months ended June 30, 2016 compared to an expense of $64 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was an expense of $9 million ($5 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long duration contracts) for the six months ended June 30, 2016 compared to a benefit of $16 million ($5 million for DAC, $1 million for DSIC and $10 million for insurance features in non-traditional long duration contracts) for the prior year period. The primary driver of the year-over-year difference is due to a change in how the Company is recalibrating expected bond fund returns based on current interest rates and spreads while still assuming ultimate rates and spreads do not change from the original expectations. Previously, the difference between actual and expected interest rates directly impacted income in the current period and there would be an offsetting impact during annual unlocking. The prior year benefit reflected favorable equity market and bond fund returns.
The Company’s variable annuity account balances decreased 3% to $74.6 billion at June 30, 2016 compared to the prior year period due to net outflows of $1.3 billion and equity market depreciation.
The Company’s fixed annuity account balances declined 8% to $10.3 billion at June 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed annuity book is expected to gradually run off and earnings on its fixed annuity business will trend down.
Revenues
Total revenues decreased by $39 million or 2% to $1.9 billion for the six months ended June 30, 2016 compared to $2.0 billion for the prior year period.
Net investment income decreased $34 million or 6% to $574 million for the six months ended June 30, 2016 compared to $608 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Other revenues decreased $18 million or 8% to $199 million for the six months ended June 30, 2016 compared to $217 million for the prior year period reflecting lower marketing support driven by lower average separate account balances and a $7 million gain on the sale of a building in the prior year period. Average variable annuity account balances decreased $4.9 billion, or 7%, from the prior year period due to net outflows and equity market depreciation.
Net realized investment gains were $14 million for the six months ended June 30, 2016 compared to net realized investment gains of $16 million for the prior year period. For the six months ended June 30, 2016, net realized gains of $6 million on Available-for-Sale securities due to sales, calls and tenders and a net realized gain of $10 million from the sale of certain residential mortgage loans were partially offset by a $1 million increase in the provision for loan losses on syndicated loans. For the six months ended June 30, 2015, net realized gains of $17 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by a $1 million increase in the provision for loan losses on syndicated loans.
Benefits and Expenses
Total benefits and expenses decreased $38 million or 3% for the six months ended June 30, 2016 compared to the prior year period primarily due to a decrease in benefits, claims, losses and settlement expenses and interest credited to fixed accounts partially offset by an increase in amortization of deferred acquisition costs.
Benefits, claims, losses and settlement expenses decreased $23 million or 4% to $558 million for the six months ended June 30, 2016 compared to $581 million for the prior year period primarily reflecting the following items:

•	A net $14 million increase in LTC reserves in the prior year period.

•
The market impact on reserves for insurance features in non-traditional long-duration contracts was a $3 million expense for the six months ended June 30, 2016 compared to a $10 million benefit in the prior year period. See additional discussion above in the Overall section.

•
A $10 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $7 million favorable impact in the prior year period from a change in the discount rate for disability income products.

RIVERSOURCE LIFE INSURANCE COMPANY

•
The impact on DSIC from actual versus expected market performance based on the Company’s view of bond and equity performance was an expense of $1 million for the six months ended June 30, 2016 compared to a benefit of $1 million for the prior year period. See additional discussion above in the Overall section.

•
A $354 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $334 million for the six months ended June 30, 2016 compared to an unfavorable impact of $20 million for the prior year period.

•
A $303 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.7 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $1.4 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and no DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in the first half of 2016 compared to a benefit in the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in the first half of 2016 compared to the prior year period.

•
Market volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense in the first half of 2016 compared to a benefit in the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Interest credited to fixed accounts decreased $28 million or 8% to $304 million for the six months ended June 30, 2016 compared to $332 million for the prior year period primarily due to lower average fixed annuity account balances and the market impact on indexed universal life benefits, net of hedges. The market impact on indexed universal life benefits, net of hedges was a benefit of $20 million for the six months ended June 30, 2016 compared to an expense of $1 million for the prior year period. Average fixed annuity account balances decreased $1.2 billion or 10% to $10.5 billion for the six months ended June 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates.
Amortization of DAC increased $26 million or 20% to $155 million for the six months ended June 30, 2016 compared to $129 million for the prior year period primarily reflecting the following items:

•
The impact on DAC from actual versus expected market performance based on the Company’s view of bond and equity performance was an expense of $5 million for the six months ended June 30, 2016 compared to a benefit of $5 million for the prior year period. See additional discussion above in the Overall section.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $15 million for the six months ended June 30, 2016 compared to a benefit of $7 million for the prior year period.

Income Taxes
The Company’s effective tax rate was 12.5% for the six months ended June 30, 2016 compared to 18.2% for the six months ended June 30, 2015. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The decrease in the effective tax rate for the six months ended June 30, 2016 compared to the prior year period was primarily due to a $16 million benefit in the second quarter of 2016 related to the completion of tax audits from previous years.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through June 30, 2018 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.4 billion and 4.9%, respectively, as of June 30, 2016. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.3 billion and had a weighted average yield of 3.5% as of June 30, 2016. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2016 was approximately 3.5%.
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
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. The Company assesses this residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, the Company uses futures, options and swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.
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

RIVERSOURCE LIFE INSURANCE COMPANY

The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2016:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(78)	$—	$(78)
DAC and DSIC amortization (1) (2)	(124)	—	(124)
Variable annuity riders:
GMDB and GMIB (2) (3)	(31)	—	(31)
GMWB (2) (3)	(604)	479	(125)
GMAB	(48)	48	—
DAC and DSIC amortization (4)	N/A	N/A	(4)
Total variable annuity riders	(683)	527	(160)
Macro hedge program (5)	—	16	16
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	34	(26)	8
Total	$(850)	$516	$(338)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(29)	$—	$(29)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,274	(1,238)	36
GMAB	46	(42)	4
DAC and DSIC amortization (4)	N/A	N/A	(4)
Total variable annuity riders	1,320	(1,280)	36
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	34	—	34
Indexed universal life insurance	66	1	67
Total	$1,391	$(1,279)	$108
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2)
In estimating the impact on DAC and DSIC amortization resulting from lower projected profits, the Company has not changed its assumed equity asset growth rates. This is a significantly more conservative estimate than if the Company assumed management follows its mean reversion guideline and increased near-term rates to recover the drop in equity values over a five-year period. The Company makes this same conservative assumption in estimating the impact from GMDB and GMIB riders and the life contingent benefits associated with GMWB.

(3) In the second quarter of 2016, the Company reclassified the estimated impact from certain reserves for life contingent benefits associated with GMWB provisions from the GMDB and GMIB line to the GMWB line. The estimated impact from these reserves as of December 31, 2015 was $(123) million.

(4)	Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

(5)	The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.

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

RIVERSOURCE LIFE INSURANCE COMPANY

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2016. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $418 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on June 30, 2016 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial, Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $1.0 billion.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both June 30, 2016 and December 31, 2015 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. At both June 30, 2016 and December 31, 2015, the Company had borrowings of $150 million from the FHLB which is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Cash dividends paid to Ameriprise Financial	$600	$525
Cash dividends received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	50	25
Cash dividends received from RiverSource Tax Advantaged Investments, Inc.	15	—

RIVERSOURCE LIFE INSURANCE COMPANY

Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital		Regulatory Capital Requirements
	June 30, 2016	December 31, 2015	December 31, 2015
	(in millions)
RiverSource Life Insurance Company (1)(2)	$3,802	$3,800	$589
RiverSource Life Insurance Co. of NY (1)(2)	345	333	44
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

RIVERSOURCE LIFE INSURANCE COMPANY

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, (such as the recent UK referendum on membership in the European Union) including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2015 10-K, Part II, Item 1A of the Company’s Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 5, 2016 and Part II, Item 1A of this Form 10Q.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2016.
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
ITEM 1A. RISK FACTORS
The Company is including the following revised risk factor, which should be read in conjunction with the description of risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2015 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on RiverSource Life’s financial statements and changes in the regulation of independent registered public accounting firms are present with increasing frequency in connection with broader market reforms.
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
RiverSource Life prepares financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC and other regulators may change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In addition, the conduct of RiverSource Life’s independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board. These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding RiverSource Life’s independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in RiverSource Life restating prior period financial statements. It is possible that the changes could have a material adverse effect on RiverSource Life’s financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed Riversource Life that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised RiverSource Life that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter is temporary and will expire 18 months after the issuance of the letter. If it was determined that PwC was not independent, or RiverSource Life does not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of RiverSource Life’s facts and circumstances, it is not aware of any facts that would preclude reliance by RiverSource Life, its affiliates and other entities within the Ameriprise Financial investment company complex on the no-action letter. PwC has also affirmed to RiverSource Life that they are able to exercise objective and impartial judgment in their audits of RiverSource Life, its affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as RiverSource Life’s independent registered public accounting firm.
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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 1, 2016	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	August 1, 2016	By	/s/ Brian J. McGrane
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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Shareholder’s Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

______________________________________
*   Filed electronically herewith.

E-1