Form 10-Q
period 2016-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2016-11-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2016
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q
INDEX

Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets — September 30, 2016 and December 31, 2015	3
Consolidated Statements of Income — Three months and nine months ended September 30, 2016 and 2015	4
Consolidated Statements of Comprehensive Income — Three months and nine months ended September 30, 2016 and 2015	4
Consolidated Statements of Shareholder’s Equity — Nine months ended September 30, 2016 and 2015	5
Consolidated Statements of Cash Flows — Nine months ended September 30, 2016 and 2015	6
Notes to Consolidated Financial Statements	8
1. Basis of Presentation	8
2. Recent Accounting Pronouncements	8
3. Variable Interest Entities	9
4. Investments	10
5. Financing Receivables	13
6. Deferred Acquisition Costs and Deferred Sales Inducement Costs	15
7. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities	16
8. Variable Annuity and Insurance Guarantees	17
9. Short-term Borrowings	18
10. Fair Values of Assets and Liabilities	19
11. Offsetting Assets and Liabilities	30
12. Derivatives and Hedging Activities	32
13. Shareholder’s Equity	35
14. Income Taxes	37
15. Guarantees and Contingencies	38
Item 2. Management’s Narrative Analysis	39
Item 4. Controls and Procedures	48

Part II. Other Information	49
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	49
Item 6. Exhibits	49
Signatures	50
Exhibit Index	E-1

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2016, $21,191; 2015, $20,886)	$23,137	$21,772
Common stocks, at fair value (cost: 2016, $3; 2015, $2)	8	7
Mortgage loans, at amortized cost (less allowance for loan losses: 2016 and 2015, $19)	2,870	3,211
Policy loans	835	823
Other investments	995	998
Total investments	27,845	26,811
Cash and cash equivalents	955	370
Reinsurance recoverables	2,602	2,415
Other receivables	294	255
Accrued investment income	233	244
Deferred acquisition costs	2,496	2,688
Other assets	5,833	4,569
Separate account assets	77,458	76,004
Total assets	$117,716	$113,356

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,755	$29,029
Short-term borrowings	200	200
Other liabilities	5,159	4,058
Separate account liabilities	77,458	76,004
Total liabilities	113,572	109,291
Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,467	2,465
Retained earnings	936	1,202
Accumulated other comprehensive income, net of tax	738	395
Total shareholder’s equity	4,144	4,065
Total liabilities and shareholder’s equity	$117,716	$113,356
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenues
Premiums	$104	$95	$315	$300
Net investment income	276	296	850	904
Policy and contract charges	557	470	1,501	1,405
Other revenues	104	103	303	320
Net realized investment gains (losses)	1	(11)	15	5
Total revenues	1,042	953	2,984	2,934
Benefits and expenses
Benefits, claims, losses and settlement expenses	590	236	1,148	817
Interest credited to fixed accounts	161	171	465	503
Amortization of deferred acquisition costs	144	112	299	241
Other insurance and operating expenses	149	170	505	539
Total benefits and expenses	1,044	689	2,417	2,100
Pretax income (loss)	(2)	264	567	834
Income tax provision (benefit)	(38)	40	33	144
Net income	$36	$224	$534	$690

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(7)	$—	$(8)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	1
Net impairment losses recognized in net realized investment gains	$—	$(7)	$—	$(7)
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income	$36	$224	$534	$690
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(26)	(26)	340	(176)
Net unrealized gains on derivatives	1	1	3	3
Total other comprehensive income (loss), net of tax	(25)	(25)	343	(173)
Total comprehensive income	$11	$199	$877	$517
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2015	$3	$2,464	$1,107	$729	$4,303
Comprehensive income:
Net income	—	—	690	—	690
Other comprehensive loss, net of tax	—	—	—	(173)	(173)
Total comprehensive income					517
Tax adjustment on share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(675)	—	(675)
Balances at September 30, 2015	$3	$2,466	$1,122	$556	$4,147

Balances at January 1, 2016	$3	$2,465	$1,202	$395	$4,065
Comprehensive income:
Net income	—	—	534	—	534
Other comprehensive income, net of tax	—	—	—	343	343
Total comprehensive income					877
Tax adjustment on share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at September 30, 2016	$3	$2,467	$936	$738	$4,144
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$534	$690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	30	10
Deferred income tax benefit	(5)	(5)
Contractholder and policyholder charges, non-cash	(260)	(249)
Loss from equity method investments	43	25
Net realized investment gains	(17)	(14)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	2	9
Changes in operating assets and liabilities:
Deferred acquisition costs	87	40
Policyholder account balances, future policy benefits and claims, net	1,389	879
Derivatives, net of collateral	(658)	(162)
Reinsurance recoverables	(200)	(95)
Other receivables	(20)	16
Accrued investment income	11	8
Other, net	169	406
Net cash provided by operating activities	1,105	1,558

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	254	120
Maturities, sinking fund payments and calls	1,815	2,090
Purchases	(2,343)	(1,768)
Proceeds from sales, maturities and repayments of mortgage loans	679	469
Funding of mortgage loans	(327)	(397)
Proceeds from sales and collections of other investments	101	94
Purchase of other investments	(105)	(124)
Purchase of land, buildings, equipment and software	(7)	(8)
Change in policy loans, net	(12)	(18)
Other, net	22	30
Net cash provided by investing activities	77	488
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,532	$1,514
Net transfers from (to) separate accounts	113	(141)
Surrenders and other benefits	(1,448)	(2,169)
Proceeds from line of credit with Ameriprise Financial, Inc.	10	6
Payments on line of credit with Ameriprise Financial, Inc.	(10)	(6)
Tax adjustment on share-based incentive compensation plan	2	2
Cash received for purchased options with deferred premiums	242	8
Cash paid for purchased options with deferred premiums	(238)	(286)
Cash dividends to Ameriprise Financial, Inc.	(800)	(675)
Net cash used in financing activities	(597)	(1,747)
Net increase in cash and cash equivalents	585	299
Cash and cash equivalents at beginning of period	370	307
Cash and cash equivalents at end of period	$955	$606

Supplemental Disclosures:
Income taxes received, net	$(31)	$(145)
Interest paid on borrowings	1	1
Non-cash investing activity:
Partnership commitments not yet remitted	75	9
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
In the third quarter of 2016, the Company recorded a $29 million increase to long term care (“LTC”) reserves for an out-of-period correction related to its claim utilization assumption. The impact to prior period financial statements was not material.
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
Future Adoption of New Accounting Standards
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows. The update includes amendments to address diversity in practice for the classification of eight specific cash flow activities. The specific amendments the Company is evaluating include the classification of proceeds from insurance settlements and corporate owned life insurance settlements, distributions from equity method investees and the application of the predominance principle to separately identifiable cash flows. The standard is effective for interim and annual periods beginning after December 15,

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

2017. Early adoption is permitted and all amendments must be adopted during the same period. The Company is currently evaluating the impact of the standard, but does not expect adoption of the standard to have a material impact on its consolidated cash flows.
Financial Instruments - Measurement of Credit Losses
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
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
3. Variable Interest Entities
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $544 million and $517 million as of September 30, 2016 and December 31, 2015, respectively. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
The Company has variable interests in a partnership that invests in properties that may requalify for low income tax credits. The Company is not the primary beneficiary and therefore does not consolidate partnership. The Company’s maximum exposure to loss as a result of its investment in the partnership is limited to the carrying value, which is reflected in other investments and was $10 million

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

at September 30, 2016. The Company has no obligation to provide financial or other support to the partnership in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the partnership.
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
4. Investments
Available-for-Sale securities distributed by type were as follows:

	September 30, 2016
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,134	$1,477	$(38)	$14,573	$3
Residential mortgage backed securities	3,401	127	(18)	3,510	(5)
Commercial mortgage backed securities	2,524	127	(1)	2,650	—
State and municipal obligations	1,072	231	(13)	1,290	—
Asset backed securities	805	34	(5)	834	—
Foreign government bonds and obligations	251	28	(4)	275	—
U.S. government and agencies obligations	4	1	—	5	—
Total fixed maturities	21,191	2,025	(79)	23,137	(2)
Common stocks	3	5	—	8	3
Total	$21,194	$2,030	$(79)	$23,145	$1

	December 31, 2015
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,764	$891	$(281)	$14,374	$2
Residential mortgage backed securities	3,015	96	(36)	3,075	(8)
Commercial mortgage backed securities	2,081	68	(13)	2,136	—
State and municipal obligations	1,023	153	(27)	1,149	—
Asset backed securities	748	33	(5)	776	—
Foreign government bonds and obligations	217	17	(11)	223	—
U.S. government and agencies obligations	38	1	—	39	—
Total fixed maturities	20,886	1,259	(373)	21,772	(6)
Common stocks	2	5	—	7	3
Total	$20,888	$1,264	$(373)	$21,779	$(3)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of September 30, 2016 and December 31, 2015, investment securities with a fair value of $1.2 billion and $862 million, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $206 million and $408 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2016 and December 31, 2015, fixed maturity securities comprised approximately 83% and 81%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2016 and December 31, 2015, approximately $977 million and $1.1 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

	September 30, 2016			December 31, 2015
Ratings	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,376	$5,625	24%	$4,661	$4,806	22%
AA	1,010	1,248	6	1,010	1,185	5
A	3,777	4,333	19	3,749	4,101	19
BBB	9,559	10,461	45	9,964	10,278	47
Below investment grade	1,469	1,470	6	1,502	1,402	7
Total fixed maturities	$21,191	$23,137	100%	$20,886	$21,772	100%
At September 30, 2016 and December 31, 2015, approximately 42% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2016
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	20	$146	$(2)	37	$361	$(36)	57	$507	$(38)
Residential mortgage backed securities	28	434	(3)	56	370	(15)	84	804	(18)
Commercial mortgage backed securities	13	190	(1)	1	11	—	14	201	(1)
State and municipal obligations	3	7	—	2	113	(13)	5	120	(13)
Asset backed securities	22	215	(3)	6	50	(2)	28	265	(5)
Foreign government bonds and obligations	1	1	—	14	24	(4)	15	25	(4)
Total	87	$993	$(9)	116	$929	$(70)	203	$1,922	$(79)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2015
	Less than 12 months			12 months or more			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	253	$3,703	$(208)	35	$300	$(73)	288	$4,003	$(281)
Residential mortgage backed securities	36	535	(7)	59	526	(29)	95	1,061	(36)
Commercial mortgage backed securities	45	568	(12)	3	33	(1)	48	601	(13)
State and municipal obligations	9	40	(1)	2	101	(26)	11	141	(27)
Asset backed securities	21	241	(5)	—	—	—	21	241	(5)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	373	$5,126	$(235)	114	$987	$(138)	487	$6,113	$(373)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a decrease in interest rates and a tightening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Beginning balance	$33	$33	$33	$33
Credit losses for which an other-than-temporary impairment was previously recognized	—	—	—	—
Ending balance	$33	$33	$33	$33
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Gross realized investment gains	$5	$1	$18	$23
Gross realized investment losses	(3)	(4)	(11)	(9)
Other-than-temporary impairments	—	(7)	—	(7)
Total	$2	$(10)	$7	$7
Other-than-temporary impairments for the three months and nine months ended September 30, 2015 primarily related to credit losses on corporate debt securities.
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale securities by contractual maturity at September 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$503	$516
Due after one year through five years	5,964	6,414
Due after five years through 10 years	4,270	4,538
Due after 10 years	3,724	4,675
	14,461	16,143
Residential mortgage backed securities	3,401	3,510
Commercial mortgage backed securities	2,524	2,650
Asset backed securities	805	834
Common stocks	3	8
Total	$21,194	$23,145
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities	$249	$257	$751	$783
Mortgage loans	38	43	115	134
Other investments	(4)	6	4	14
	283	306	870	931
Less: investment expenses	7	10	20	27
Total	$276	$296	$850	$904
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
The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2016	2015
	(in millions)
Beginning balance	$25	$28
Charge-offs	(1)	(3)
Provisions	1	1
Ending balance	$25	$26

Individually evaluated for impairment	$2	$5
Collectively evaluated for impairment	23	21

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The recorded investment in financing receivables by impairment method was as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Individually evaluated for impairment	$14	$25
Collectively evaluated for impairment	3,284	3,657
Total	$3,298	$3,682
As of September 30, 2016 and December 31, 2015, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $9 million and $12 million, respectively.
During the three months ended September 30, 2016 and 2015, the Company purchased $17 million and $46 million, respectively, and sold nil and $8 million, respectively, of loans. During the nine months ended September 30, 2016 and 2015, the Company purchased $54 million and $82 million, respectively, and sold $250 million and $15 million, respectively, of loans. The loans sold during the nine months ended September 30, 2016 consisted of residential mortgage loans, which were sold in the first quarter of 2016. See below for additional discussion on the sale of these loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $5 million and $8 million as of September 30, 2016 and December 31, 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1% of total commercial mortgage loans at September 30, 2016 and December 31, 2015, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
South Atlantic	$740	$746	29%	28%
Pacific	702	709	27	27
Mountain	254	242	10	9
West North Central	216	217	8	8
Middle Atlantic	190	203	7	8
East North Central	199	208	8	8
West South Central	119	128	5	5
New England	92	115	3	4
East South Central	70	68	3	3
	2,582	2,636	100%	100%
Less: allowance for loan losses	19	19
Total	$2,563	$2,617

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in millions)
Retail	$927	$947	36%	36%
Office	480	522	19	20
Apartments	475	473	18	18
Industrial	430	444	17	17
Mixed use	37	35	1	1
Hotel	42	34	2	1
Other	191	181	7	7
	2,582	2,636	100%	100%
Less: allowance for loan losses	19	19
Total	$2,563	$2,617
Residential Mortgage Loans
The recorded investment in residential mortgage loans at September 30, 2016 and December 31, 2015 was $307 million and $594 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of September 30, 2016 and December 31, 2015, no allowance for loan losses was recorded.
On March 30, 2016, the Company sold $250 million (amortized cost, net of unamortized discount) of its residential mortgage loans to an unaffiliated third party. The Company received cash proceeds of $260 million and recognized a gain of $10 million. As a result of the sale, the Company’s unamortized discount related to its residential mortgage loans was reduced from $21 million at December 31, 2015 to nil.
As of both September 30, 2016 and December 31, 2015, approximately 4% of residential mortgage loans had FICO scores below 640. As of September 30, 2016 and December 31, 2015, nil and approximately 1%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 52% and 37% of the portfolio as of September 30, 2016 and December 31, 2015, respectively, and in Colorado and Washington representing 19% and 13%, respectively, of the portfolio as of September 30, 2016. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans at September 30, 2016 and December 31, 2015 was $409 million and $452 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at September 30, 2016 and December 31, 2015 were $4 million and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of September 30, 2016 and December 31, 2015. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2016 and 2015. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6. Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact of unlocking in the third quarter of 2016 primarily reflected continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business resulted in loss recognition due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The impact of unlocking in the third quarter of 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the low interest rate environment partially offset by improved persistency.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balances of and changes in DAC were as follows:

	2016		2015
	(in millions)
Balance at January 1	$2,688		$2,576
Capitalization of acquisition costs	212	(1)	201
Amortization, excluding the impact of valuation assumptions review	(218)		(235)
Amortization, impact of valuation assumptions review	(81)		(6)
Impact of change in net unrealized securities (gains) losses	(105)		64
Balance at September 30	$2,496		$2,600
(1) Includes a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC business.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2016	2015
	(in millions)
Balance at January 1	$334	$361
Capitalization of sales inducement costs	4	3
Amortization, excluding the impact of valuation assumptions review	(32)	(43)
Amortization, impact of valuation assumptions review	4	1
Impact of change in net unrealized securities (gains) losses	(14)	10
Balance at September 30	$296	$332
7. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Policyholder account balances
Fixed annuities	$10,729	$11,239
Variable annuity fixed sub-accounts	5,152	4,912
Variable universal life (“VUL”)/universal life (“UL”) insurance	2,978	2,897
Indexed universal life (“IUL”) insurance	975	808
Other life insurance	766	794
Total policyholder account balances	20,600	20,650

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,113	1,057
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	8	—
Other annuity liabilities	143	31
Fixed annuities life contingent liabilities	1,496	1,501
Equity indexed annuities (“EIA”)	26	27
Life, disability income and long term care insurance	5,561	5,112
VUL/UL and other life insurance additional liabilities	598	452
Total future policy benefits	9,945	8,180
Policy claims and other policyholders’ funds	210	199
Total policyholder account balances, future policy benefits and claims	$30,755	$29,029

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Separate account liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(in millions)
Variable annuity	$70,715	$69,333
VUL insurance	6,710	6,637
Other insurance	33	34
Total	$77,458	$76,004
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2016				December 31, 2015
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$56,748	$54,787	$144	65	$54,716	$52,871	$297	65
Five/six-year reset	9,052	6,371	23	66	9,307	6,731	78	65
One-year ratchet	6,614	6,237	80	67	6,747	6,379	266	67
Five-year ratchet	1,587	1,527	5	64	1,613	1,556	20	63
Other	954	932	73	71	887	869	82	71
Total — GMDB	$74,955	$69,854	$325	65	$73,270	$68,406	$743	65
GGU death benefit	$1,063	$1,011	$111	68	$1,056	$1,004	$113	67
GMIB	$251	$233	$12	68	$270	$251	$17	68
GMWB:
GMWB	$2,805	$2,796	$2	70	$3,118	$3,109	$2	69
GMWB for life	39,652	39,508	356	66	37,301	37,179	330	66
Total — GMWB	$42,457	$42,304	$358	66	$40,419	$40,288	$332	66
GMAB	$3,689	$3,681	$14	59	$4,018	$4,006	$31	58

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2016		December 31, 2015
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,339	64	$6,601	63
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	9	—	580	72	70
Paid claims	(3)	—	—	—	(19)
Balance at September 30, 2015	$15	$7	$1,273	$31	$314

Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	10	—	1,056	9	99
Paid claims	(7)	—	—	(1)	(18)
Balance at September 30, 2016	$17	$8	$2,113	$8	$413

(1)	The incurred claims for GMWB and GMAB represent the total change in the liabilities (contra liabilities).
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2016	December 31, 2015
	(in millions)
Mutual funds:
Equity	$40,872	$39,806
Bond	23,875	23,700
Other	5,426	5,241
Total mutual funds	$70,173	$68,747
9. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of September 30, 2016 and December 31, 2015, the Company has pledged $31 million and $30 million, respectively, of agency residential mortgage backed securities and $21 million and $22 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both September 30, 2016 and December 31, 2015 was $50 million. The remaining maturity of outstanding repurchase agreements was less than two months and less than one month as of September 30, 2016 and December 31, 2015, respectively. The weighted average annualized interest rate on the repurchase agreements held as of September 30, 2016 and December 31, 2015 was 0.7% and 0.5%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $751 million and $290 million as of September 30, 2016 and December 31, 2015, respectively. The amount of the Company’s liability including accrued interest as of both September 30, 2016 and December 31, 2015 was $150 million. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2016 and December 31, 2015. The weighted average annualized interest rate on the FHLB advances held as of September 30, 2016 and December 31, 2015 was 0.6% and 0.5%, respectively.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,380	$1,193	$14,573
Residential mortgage backed securities	—	3,390	120	3,510
Commercial mortgage backed securities	—	2,617	33	2,650
State and municipal obligations	—	1,290	—	1,290
Asset backed securities	—	716	118	834
Foreign government bonds and obligations	—	275	—	275
U.S. government and agencies obligations	3	2	—	5
Total Available-for-Sale securities: Fixed maturities	3	21,670	1,464	23,137
Common stocks	3	5	—	8
Cash equivalents	—	928	—	928
Other assets:
Interest rate derivative contracts	2	3,591	—	3,593
Equity derivative contracts	56	1,357	—	1,413
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	1	70	—	71
Total other assets	59	5,019	—	5,078
Separate account assets measured at NAV				77,458	(1)
Total assets at fair value	$65	$27,622	$1,464	$106,609

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	438	438
GMWB and GMAB embedded derivatives	—	—	1,756	1,756	(2)
Total policyholder account balances, future policy benefits and claims	—	5	2,194	2,199	(3)
Other liabilities:
Interest rate derivative contracts	—	1,603	—	1,603
Equity derivative contracts	3	1,843	—	1,846
Foreign exchange derivative contracts	—	35	—	35
Other derivative contracts	1	—	—	1
Total other liabilities	4	3,481	—	3,485
Total liabilities at fair value	$4	$3,486	$2,194	$5,684

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $1.8 billion of individual contracts in a liability position and $73 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $764 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,139	$1,235	$14,374
Residential mortgage backed securities	—	3,054	21	3,075
Commercial mortgage backed securities	—	2,133	3	2,136
State and municipal obligations	—	1,149	—	1,149
Asset backed securities	—	643	133	776
Foreign government bonds and obligations	—	223	—	223
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	20,376	1,392	21,772
Common stocks	3	4	—	7
Cash equivalents	48	285	—	333
Other assets:
Interest rate derivative contracts	—	1,882	—	1,882
Equity derivative contracts	92	1,477	—	1,569
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	54	—	55
Total other assets	93	3,415	—	3,508
Separate account assets measured at NAV				76,004	(1)
Total assets at fair value	$148	$24,080	$1,392	$101,624

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(3)
Other liabilities:
Interest rate derivative contracts	—	948	—	948
Equity derivative contracts	45	1,930	—	1,975
Foreign exchange derivative contracts	1	16	—	17
Total other liabilities	46	2,894	—	2,940
Total liabilities at fair value	$46	$2,899	$1,215	$4,160

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 2 for further information.

(2)	The fair value of the GMWB and GMAB embedded derivatives included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.

(3)	The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2016	$1,197	$15	$—	$130	$1,342		$2
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	(2)	(2)
Other comprehensive income	(2)	—	—	—	(2)		—
Purchases	20	106	33	—	159		—
Settlements	(21)	(1)	—	(1)	(23)		—
Transfers out of Level 3	—	—	—	(12)	(12)		—
Balance, September 30, 2016	$1,193	$120	$33	$118	$1,464		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2016 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		(2)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2016	$408		$1,965		$2,373
Total (gains) losses included in:
Net income	12	(1)	(280)	(2)	(268)
Issues	25		77		102
Settlements	(7)		(6)		(13)
Balance, September 30, 2016	$438		$1,756		$2,194

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2016 included in:
Benefits, claims, losses and settlement expenses	$—		$(267)		$(267)
Interest credited to fixed accounts	12		—		12

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2015	$1,339	$8	$34	$118	$1,499
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)
Other comprehensive income	(3)	—	—	2	(1)
Purchases	91	37	—	—	128
Settlements	(89)	(1)	(2)	—	(92)
Transfers out of Level 3	—	—	(27)	(13)	(40)
Balance, September 30, 2015	$1,337	$44	$5	$108	$1,494

Changes in unrealized gains (losses) relating to assets held at September 30, 2015 included in:
Net investment income	$(1)	$—	$—	$1	$—

(1)	Included in net investment income in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2015	$292		$235		$527
Total (gains) losses included in:
Net income	(1)	(1)	805	(2)	804
Issues	31		69		100
Settlements	(5)		(2)		(7)
Balance, September 30, 2015	$317		$1,107		$1,424

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$811		$811
Interest credited to fixed accounts	(1)		—		(1)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,235	$21	$3	$133	$1,392		$—
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	(2)	(2)
Other comprehensive income	26	—	—	—	26		—
Purchases	34	106	42	—	182		2
Settlements	(101)	(7)	(3)	(1)	(112)		—
Transfers into Level 3	—	—	—	12	12		—
Transfers out of Level 3	—	—	(9)	(27)	(36)		—
Balance, September 30, 2016	$1,193	$120	$33	$118	$1,464		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2016 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—
Benefits, claims, losses and settlement expenses	—	—	—	—	—		(2)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total losses included in:
Net income	8	(1)	708	(2)	716
Issues	86		215		301
Settlements	(20)		(18)		(38)
Balance, September 30, 2016	$438		$1,756		$2,194

Changes in unrealized losses relating to liabilities held at September 30, 2016 included in:
Benefits, claims, losses and settlement expenses	$—		$830		$830
Interest credited to fixed accounts	8		—		8

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603		$1
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	—
Other comprehensive income	(10)	—	—	2	(8)		(1)
Purchases	142	68	31	1	242		—
Settlements	(147)	(2)	(4)	(2)	(155)		—
Transfers into Level 3	—	—	6	—	6		—
Transfers out of Level 3	—	(31)	(118)	(45)	(194)		—
Balance, September 30, 2015	$1,337	$44	$5	$108	$1,494		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2015 included in:
Net investment income	$(1)	$—	$—	$1	$—		$—

(1)	Included in net investment income in the Consolidated Statements of Income.

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	13	(1)	426	(2)	439
Issues	76		197		273
Settlements	(14)		5		(9)
Balance, September 30, 2015	$317		$1,107		$1,424

Changes in unrealized losses relating to liabilities held at September 30, 2015 included in:
Benefits, claims, losses and settlement expenses	$—		$438		$438
Interest credited to fixed accounts	13		—		13

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $8 million and $162 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended September 30, 2016 and 2015, respectively.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $295 million and $154 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the nine months ended September 30, 2016 and 2015, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs. Securities transferred to Level 3 represent securities with fair values that are now based on a single non-binding broker quote. The Company recognizes transfers between levels of the fair value hierarchy as of the beginning of the quarter in which each transfer occurred. For assets and liabilities held at the end of the reporting periods that are measured at fair value on a recurring basis, there were no transfers between Level 1 and Level 2.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,190	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	-	3.0%	1.4%
IUL embedded derivatives	$438	Discounted cash flow	Nonperformance risk (1)	89 bps
GMWB and GMAB embedded derivatives	$1,756	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	75.6%
			Surrender rate	0.1%	-	66.4%
			Market volatility (3)	5.4%	-	21.6%
			Nonperformance risk (1)	89 bps

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,221	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk (1)	68 bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	75.6%
			Surrender rate	0.0%	-	59.1%
			Market volatility (3)	5.4%	-	21.5%
			Nonperformance risk (1)	68 bps
(1) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly higher (lower) liability value. Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would result in a significantly lower (higher) liability value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution channel and whether the value of the guaranteed benefit exceeds the contract accumulation value.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at September 30, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at September 30, 2016 and December 31, 2015. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,870	$—	$—	$2,991	$2,991
Policy loans	835	—	—	810	810
Other investments	419	—	383	37	420

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,071	$—	$—	$12,083	$12,083
Short-term borrowings	200	—	200	—	200
Other liabilities	160	—	—	156	156
Separate account liabilities measured at NAV	344				344	(1)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,211	$—	$—	$3,254	$3,254
Policy loans	823	—	—	803	803
Other investments	463	—	416	33	449

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Short-term borrowings	200	—	200	—	200
Other liabilities	117	—	—	113	113
Separate account liabilities measured at NAV	360				360	(1)

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
Other Investments
Other investments primarily consist of syndicated loans and an investment in FHLB. The fair value of syndicated loans is obtained from a third-party pricing service or non-binding broker quotes. Syndicated loans that are priced using a market approach with observable inputs are classified as Level 2 and syndicated loans priced using a single non-binding broker quote are classified as Level 3. The fair value of the investment in FHLB is approximated by the carrying value and classified as Level 3 due to restrictions on transfer and lack of liquidity in the primary market for this asset.
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
Short-term Borrowings
The fair value of short-term borrowings is obtained from a third-party pricing service. A nonperformance adjustment is not included as collateral requirements for these borrowings minimize the nonperformance risk. The fair value of short-term borrowings is classified as Level 2.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Liabilities
Other liabilities consist of future funding commitments to affordable housing partnerships and other real estate partnerships. The fair value of these future funding commitments is determined by discounting cash flows. The fair value of these commitments includes an adjustment for the Company’s nonperformance risk and is classified as Level 3 due to the use of the significant unobservable input.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,957	$—	$3,957	$(2,442)	$(659)	$(856)	$—
OTC cleared	1,098	—	1,098	(874)	(223)	—	1
Exchange-traded	23	—	23	(2)	—	—	21
Total derivatives	$5,078	$—	$5,078	$(3,318)	$(882)	$(856)	$22

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,051	$—	$3,051	$(2,293)	$(354)	$(320)	$84
OTC cleared	417	—	417	(313)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	$3,508	$—	$3,508	$(2,609)	$(456)	$(320)	$123

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,609	$—	$2,609	$(2,442)	$—	$(153)	$14
OTC cleared	874	—	874	(874)	—	—	—
Exchange-traded	2	—	2	(2)	—	—	—
Total derivatives	3,485	—	3,485	(3,318)	—	(153)	14
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,535	$—	$3,535	$(3,318)	$—	$(203)	$14

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,624	$—	$2,624	$(2,293)	$—	$(331)	$—
OTC cleared	313	—	313	(313)	—	—	—
Exchange-traded	3	—	3	(3)	—	—	—
Total derivatives	2,940	—	2,940	(2,609)	—	(331)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,990	$—	$2,990	$(2,609)	$—	$(381)	$—

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$73,844	$3,593	$1,603	$62,591	$1,882	$948
Equity contracts	59,441	1,413	1,846	69,009	1,569	1,975
Credit contracts	1,073	1	—	600	2	—
Foreign exchange contracts	4,659	71	35	4,155	55	17
Other contracts	445	—	1	2,150	—	—
Total non-designated hedges	139,462	5,078	3,485	138,505	3,508	2,940

Embedded derivatives
GMWB and GMAB (3)	N/A	—	1,756	N/A	—	851
IUL	N/A	—	438	N/A	—	364
EIA	N/A	—	5	N/A	—	5
Total embedded derivatives	N/A	—	2,199	N/A	—	1,220
Total derivatives	$139,462	$5,078	$5,684	$138,505	$3,508	$4,160
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
(3) The fair value of the GMWB and GMAB embedded derivatives at September 30, 2016 included $1.8 billion of individual contracts in a liability position and $73 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
At September 30, 2016 and December 31, 2015, investment securities with a fair value of $940 million and $323 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $670 million and $193 million, respectively, may be sold, pledged or rehypothecated by the Company. At September 30, 2016 and December 31, 2015, the Company had sold, pledged, or rehypothecated $19 million and nil, respectively, of these securities. In addition, at September 30, 2016 and December 31, 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2016
Interest rate contracts	$—	$(13)
Equity contracts	12	(357)
Credit contracts	—	(3)
Foreign exchange contracts	—	(12)
Other contracts	—	(9)
GMWB and GMAB embedded derivatives	—	209
IUL embedded derivatives	(5)	—
Total gain (loss)	$7	$(185)

Nine Months Ended September 30, 2016
Interest rate contracts	$—	$1,191
Equity contracts	10	(518)
Credit contracts	—	(34)
Foreign exchange contracts	—	(66)
Other contracts	—	(9)
GMWB and GMAB embedded derivatives	—	(905)
IUL embedded derivatives	12	—
Total gain (loss)	$22	$(341)

Three Months Ended September 30, 2015
Interest rate contracts	$—	$536
Equity contracts	(16)	328
Credit contracts	—	(10)
Foreign exchange contracts	—	6
Other contracts	—	(13)
GMWB and GMAB embedded derivatives	—	(872)
IUL embedded derivatives	6	—
EIA embedded derivatives	1	—
Total loss	$(9)	$(25)

Nine Months Ended September 30, 2015
Interest rate contracts	$—	$360
Equity contracts	(17)	69
Credit contracts	—	(5)
Foreign exchange contracts	—	(2)
Other contracts	—	(13)
GMWB and GMAB embedded derivatives	—	(628)
IUL embedded derivatives	1	—
EIA embedded derivatives	1	—
Total loss	$(15)	$(219)

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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options:

	Premiums Payable	Premiums Receivable
	(in millions)
2016 (1)	$89	$31
2017	257	76
2018	214	130
2019	260	131
2020	179	57
2021-2026	741	202
Total	$1,740	$627
(1) 2016 amounts represent the amounts payable and receivable for the period from October 1, 2016 to December 31, 2016.
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
Cash Flow Hedges
During the nine months ended September 30, 2016, the Company held no derivatives that were designated as cash flow hedges.
At September 30, 2016, the Company expects to reclassify $5 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the nine months ended September 30, 2016 and 2015, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the nine months ended September 30, 2016 and 2015, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 13 for a summary of net unrealized gains included in AOCI related to previously designated cash flow hedges.
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is two years and relates to interest credited on forecasted fixed premium product sales.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

program are to require preapproval of counterparties and the use of master netting arrangements and collateral arrangements whenever practical. See Note 11 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At September 30, 2016 and December 31, 2015, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $152 million and $243 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2016 and December 31, 2015 was $140 million and $243 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at September 30, 2016 and December 31, 2015 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $12 million and nil, respectively.
13. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2016			2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities losses:
Net unrealized securities gains (losses) arising during the period (1)	$75	$(25)	$50	$(128)	$45	$(83)
Reclassification of net securities (gains) losses included in net income (2)	(1)	—	(1)	10	(4)	6
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(114)	39	(75)	78	(27)	51
Net unrealized securities losses	(40)	14	(26)	(40)	14	(26)
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	1	—	1	1	—	1
Net unrealized derivatives gains	1	—	1	1	—	1
Other comprehensive loss	$(39)	$14	$(25)	$(39)	$14	$(25)

	Nine Months Ended September 30,
	2016			2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$1,067	$(375)	$692	$(545)	$191	$(354)
Reclassification of net securities gains included in net income (2)	(7)	2	(5)	(7)	2	(5)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(533)	186	(347)	281	(98)	183
Net unrealized securities gains (losses)	527	(187)	340	(271)	95	(176)
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	4	(1)	3	4	(1)	3
Net unrealized derivatives gains	4	(1)	3	4	(1)	3
Other comprehensive income (loss)	$531	$(188)	$343	$(267)	$94	$(173)
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income during the period.
(2) Reclassification amounts are recorded in net realized investment gains.
(3) Reclassification amounts are recorded in net investment income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, July 1, 2016	$769		$(6)	$763
OCI before reclassifications	(25)		—	(25)
Amounts reclassified from AOCI	(1)		1	—
Total OCI	(26)		1	(25)
Balance, September 30, 2016	$743	(1)	$(5)	$738

Balance, January 1, 2016	$403		$(8)	$395
OCI before reclassifications	345		—	345
Amounts reclassified from AOCI	(5)		3	(2)
Total OCI	340		3	343
Balance, September 30, 2016	$743	(1)	$(5)	$738

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, July 1, 2015	$591		$(10)	$581
OCI before reclassifications	(32)		—	(32)
Amounts reclassified from AOCI	6		1	7
Total OCI	(26)		1	(25)
Balance, September 30, 2015	$565	(1)	$(9)	$556

Balance, January 1, 2015	$741		$(12)	$729
OCI before reclassifications	(171)		—	(171)
Amounts reclassified from AOCI	(5)		3	(2)
Total OCI	(176)		3	(173)
Balance, September 30, 2015	$565	(1)	$(9)	$556
(1) Includes $1 million and $(1) million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities at September 30, 2016 and September 30, 2015, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

14. Income Taxes
The Company’s effective tax rate was 1,900.0% and 15.2% for the three months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate was 5.8% and 17.2% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three months ended September 30, 2016 is exceptionally high due to a pretax loss. The decrease in the effective tax rate for the nine months ended September 30, 2016 compared to the prior year period is primarily due to lower pretax income. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $7 million which will expire beginning December 31, 2016.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Included in deferred tax assets is a significant deferred tax asset relating to capital losses that have been recognized for financial statement purposes but not yet for tax return purposes as well as future deductible capital losses realized for tax return purposes. Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within five years of the year in which the capital losses are recognized for tax purposes. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $7 million and $8 million at September 30, 2016 and December 31, 2015, respectively.
At September 30, 2016 and December 31, 2015, the Company had $58 million and $95 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $6 million and $9 million, net of federal tax benefits, of unrecognized tax benefits at September 30, 2016 and December 31, 2015, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $45 million to $55 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of nil and $39 million in interest and penalties for the three months and nine months ended September 30, 2016, respectively. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and nine months ended September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had a payable of $2 million and $41 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its examinations of the 1997 through 2011 tax returns and these years are effectively settled; however, the statutes of limitation, except for 2007, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 and 2013. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2014. State income tax examinations prior to 2005 are effectively settled; however, the statutes of limitation are open in certain jurisdictions back to 1997 due to potential carryover adjustments related to the IRS audit.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At both September 30, 2016 and December 31, 2015, the estimated liability was $13 million and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Nine Months Ended September 30, 2016 and 2015
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2016	2015
	(in millions)
Revenues
Premiums	$315	$300	$15	5%
Net investment income	850	904	(54)	(6)
Policy and contract charges	1,501	1,405	96	7
Other revenues	303	320	(17)	(5)
Net realized investment gains	15	5	10	NM
Total revenues	2,984	2,934	50	2

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,148	817	331	41
Interest credited to fixed accounts	465	503	(38)	(8)
Amortization of deferred acquisition costs	299	241	58	24
Other insurance and operating expenses	505	539	(34)	(6)
Total benefits and expenses	2,417	2,100	317	15
Pretax income	567	834	(267)	(32)
Income tax provision	33	144	(111)	(77)
Net income	$534	$690	$(156)	(23)%
NM Not Meaningful.
Overall
In the third quarter of the year, management updated its market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The unlocking process also impacts premium deficiency testing for certain insurance products. The unfavorable unlocking impact in the third quarter of 2016 primarily reflected continued low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs related to the living benefit valuation and other model updates. The long-term interest rate assumption remains unchanged, but management extended the period it would take for rates to reach the long term level from 3.5 years to 5.5 years. In addition, the review of the Company’s closed long term care (“LTC”) business in the third quarter of 2016 resulted in a loss recognition of $31 million due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The $31 million is comprised of $58 million of amortization of DAC and the release of the related deferred reinsurance liability of $27 million. The favorable unlocking impact in the prior year period primarily reflected improved policyholder behavior, an update to market-related inputs related to the living benefit valuation and model changes that more than offset the difference between the Company's previously assumed interest rates versus the low interest rate environment. The review of the Company’s LTC business in the third quarter of 2015 resulted in no loss recognition as better-than-expected premium increases, which were reflected in projections, offset higher morbidity and lower interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY

The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking for the nine months ended September 30:

Pretax Increase (Decrease)	2016	2015
	(in millions)
Premiums	$—	$(3)
Policy and contract charges	64	8
Total revenues	64	5

Benefits, claims, losses and settlement expenses	229	(58)
Amortization of deferred acquisition costs	81	15
Other insurance and operating expenses	(27)	—
Total benefits and expenses	283	(43)
Total (1)	$(219)	$48

(1)
Includes a $16 million and $6 million net benefit related to the market impact on variable annuity guaranteed benefits and indexed universal life benefits for the nine months ended September 30, 2016 and 2015, respectively.

Net income decreased $156 million or 23% to $534 million for the nine months ended September 30, 2016 compared to $690 million for the prior year period. Pretax income decreased $267 million to $567 million for the nine months ended September 30, 2016 compared to $834 million for the prior year period primarily due to the impact from unlocking, market depreciation and an unfavorable $29 million LTC reserve correction in the third quarter of 2016 partially offset by a $33 million favorable change in the market impact on indexed universal life benefits, the impact on deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”) and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance, the market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) and a $14 million increase in LTC reserves in the prior year period.
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $31 million for the nine months ended September, 30, 2016 compared to an expense of $2 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $5 million ($3 million for DAC, $1 million for DSIC and $1 million for insurance features in non-traditional long-duration contracts) for the nine months ended September 30, 2016 reflecting favorable equity market and bond fund returns compared to a net expense of $20 million ($20 million expense for DAC, $5 million expense for DSIC and $5 million benefit for insurance features in non-traditional long-duration contracts) for the prior year period reflecting unfavorable equity market and bond fund returns.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $55 million for the nine months ended September 30, 2016 compared to an expense of $83 million for the prior year period.
The Company’s variable annuity account balances increased 4% to $75.9 billion at September 30, 2016 compared to the prior year period due to equity market appreciation partially offset by net outflows of $1.7 billion.
The Company’s fixed annuity account balances declined 7% to $10.2 billion at September 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed annuity book is expected to gradually run off and earnings on its fixed annuity business will trend down.
Revenues
Total revenues increased by $50 million or 2% to $3.0 billion for the nine months ended September 30, 2016 compared to $2.9 billion for the prior year period.
Premiums increased $15 million or 5% to $315 million for the nine months ended September 30, 2016 compared to $300 million for the prior year period primarily reflecting higher sales of immediate annuities with life contingencies.
Net investment income decreased $54 million or 6% to $850 million for the nine months ended September 30, 2016 compared to $904 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates and a $10 million increase in losses related to affordable housing partnerships reflecting an impairment in the third quarter of 2016 due to tax credits being realized faster than expected.
Policy and contract charges increased $96 million or 7% to $1.5 billion for the nine months ended September 30, 2016 compared to $1.4 billion for the prior year period primarily due to the impact from unlocking, the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits and higher fees from variable annuity guarantee sales

RIVERSOURCE LIFE INSURANCE COMPANY

in the prior year where the fees start on the first anniversary date and a $9 million unfavorable impact related to a life insurance premium correction in the prior year period. Policy and contract charges for the nine months ended September 30, 2016 included a $64 million favorable impact from unlocking compared to $8 million in the prior year period. The primary driver of the unlocking impact to policy and contract charges for the nine months ended September 30, 2016 was higher projected gains on reinsurance contracts resulting from unfavorable mortality experience. The primary driver of the unlocking impact to policy and contract charges for the prior year period was a positive impact from model updates related to the indexed universal life product partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal benefits was a positive $18 million for the nine months ended September 30, 2016 compared to a positive $5 million for the prior year period.
Other revenues decreased $17 million or 5% to $303 million for the nine months ended September 30, 2016 compared to $320 million for the prior year period reflecting lower marketing support driven by lower average separate account balances and a $7 million gain on the sale of a building in the prior year period. Average variable annuity account balances decreased $3.3 billion, or 5%, from the prior year period due to net outflows and equity market depreciation.
Net realized investment gains were $15 million for the nine months ended September 30, 2016 compared to net realized investment gains of $5 million for the prior year period. For the nine months ended September 30, 2016, net realized gains of $7 million on Available-for-Sale securities due to sales, calls and tenders and a net realized gain of $10 million from the sale of certain residential mortgage loans were partially offset by a $1 million increase in the provision for loan losses on syndicated loans. For the nine months ended September 30, 2015, net realized gains of $14 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $7 million which primarily related to credit losses on corporate debt securities. For the nine months ended September 30, 2015, there was an increase in the provision for loan losses on syndicated loans of $1 million.
Benefits and Expenses
Total benefits and expenses increased $317 million or 15% to $2.4 billion for the nine months ended September 30, 2016 compared to $2.1 billion in the prior year period primarily due to an increase in benefits, claims, losses and settlement expenses and amortization of deferred acquisition costs partially offset by a decrease in interest credited to fixed accounts and other insurance and operating expenses.
Benefits, claims, losses and settlement expenses increased $331 million or 41% to $1.1 billion for the nine months ended September 30, 2016 compared to $817 million for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2016 included a $229 million expense from unlocking compared to a $58 million benefit in the prior year period.The unlocking impact for the third quarter of 2016 primarily reflected continued low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to the living benefit valuation. The unlocking impact for the prior year period reflected an update to market-related inputs related to the living benefit valuation and a benefit from model changes that more than offset the difference between the Company's previously assumed interest rates versus the low interest rate environment.

•	A $29 million increase in LTC reserves from a correction related to the claim utilization assumption in the third quarter of 2016.

•	A net $14 million increase in LTC reserves in the prior year period.

•
An $18 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $7 million favorable impact in the prior year period from a change in the discount rate for disability income products.

•
A $172 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $337 million for the nine months ended September 30, 2016 compared to a favorable impact of $165 million for the prior year period.

•
A $133 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $288 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $153 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in the nine months ended September 30, 2016 compared to a benefit in the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY

•
Market volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense in the nine months ended September 30, 2016 compared to a benefit in the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Interest credited to fixed accounts decreased $38 million or 8% to $465 million for the nine months ended September 30, 2016 compared to $503 million for the prior year period primarily due to lower average fixed annuity account balances and the market impact on indexed universal life benefits, net of hedges, partially offset by higher average variable annuities fixed sub-account balances. The market impact on indexed universal life benefits, net of hedges was a benefit of $25 million for the nine months ended September 30, 2016 compared to an expense of $5 million for the prior year period. Average fixed annuity account balances decreased $1.0 billion or 9% to $10.4 billion for the nine months ended September 30, 2016 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Average variable annuities fixed sub-account balances increased $149 million, or 3% to $5.0 billion for the nine months ended September 30, 2016 compared to the prior year period.
Amortization of DAC increased $58 million or 24% to $299 million for the nine months ended September 30, 2016 compared to $241 million for the prior year period primarily reflecting the following items:

•
The impact from unlocking was an expense of $81 million for the nine months ended September 30, 2016 compared to an expense of $15 million for the prior year period. The impact of unlocking in the third quarter of 2016 primarily reflected the continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. The long-term interest rate assumption remains unchanged, but management extended the period it would take for rates to reach the long term level from 3.5 years to 5.5 years. In addition, in connection with the loss recognition on LTC insurance products in the third quarter of 2016, the Company wrote-off $58 million of DAC due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases.

•
The impact on DAC from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $3 million for the nine months ended September 30, 2016 compared to an expense of $20 million for the prior year period reflecting favorable equity market and bond fund returns in the current year period compared to unfavorable equity market and bond fund returns in the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $9 million for the nine months ended September 30, 2016 compared to a benefit of $2 million for the prior year period.

Other insurance and operating expenses decreased $34 million or 6% to $505 million for the nine months ended September 30, 2016 compared to $539 million for the prior year period primarily due to a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC insurance products in the third quarter of 2016.
Income Taxes
The Company’s effective tax rate was 5.8% for the nine months ended September 30, 2016 compared to 17.2% for the nine months ended September 30, 2015. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The decrease in the effective tax rate for the nine months ended September 30, 2016 compared to the prior year period was primarily due to lower pretax income.
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

RIVERSOURCE LIFE INSURANCE COMPANY

As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2018 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.8 billion and 5.1%, respectively, as of September 30, 2016. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.5 billion and had a weighted average yield of 3.5% as of September 30, 2016. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2016 was approximately 3.3%.
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

RIVERSOURCE LIFE INSURANCE COMPANY

The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2016:

	Equity Price Exposure to Pretax Income
Equity Price Decline 10%	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(79)	$—	$(79)
DAC and DSIC amortization (1) (2)	(137)	—	(137)
Variable annuity riders:
GMDB and GMIB (2) (3)	(35)	—	(35)
GMWB (2) (3)	(533)	412	(121)
GMAB	(42)	43	1
DAC and DSIC amortization (4)	N/A	N/A	(5)
Total variable annuity riders	(610)	455	(160)
Macro hedge program (5)	—	17	17
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	45	(32)	13
Total	$(780)	$439	$(346)

	Interest Rate Exposure to Pretax Income
Interest Rate Increase 100 Basis Points	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(30)	$—	$(30)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,315	(1,305)	10
GMAB	41	(38)	3
DAC and DSIC amortization (4)	N/A	N/A	1
Total variable annuity riders	1,356	(1,343)	14
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	81	—	81
Indexed universal life insurance	73	1	74
Total	$1,480	$(1,342)	$139
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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

RIVERSOURCE LIFE INSURANCE COMPANY

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2016. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $421 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2016 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial, Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $887 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both September 30, 2016 and December 31, 2015 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. At both September 30, 2016 and December 31, 2015, the Company had borrowings of $150 million from the FHLB which is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
In 2009, the Company established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In early July of 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with our domiciliary regulator and rating agencies. Management believes that this agreement and offsetting non LTC legacy arrangements with Genworth will enable the Company to recover on all net exposure in the event of an insolvency of GLIC.

RIVERSOURCE LIFE INSURANCE COMPANY

Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2016	2015
	(in millions)
Cash dividends paid to Ameriprise Financial	$800	$675
Cash dividends received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	50	25
Cash dividends received from RiverSource Tax Advantaged Investments, Inc.	15	—
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital		Regulatory Capital Requirements
	September 30, 2016	December 31, 2015	December 31, 2015
	(in millions)
RiverSource Life Insurance Company (1)(2)	$3,751	$3,800	$589
RiverSource Life Insurance Co. of NY (1)(2)	337	333	44
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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, (such as the June 2016 UK referendum on membership in the European Union) including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2015 10-K, Part II, Item 1A of the Company’s Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 5, 2016, Part II, Item 1A of the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 1, 2016 and Part II, Item 1A of this Form 10Q.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2016.
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
ITEM 1A. RISK FACTORS
Other than as described in RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2016 and March 31, 2016, there have been no material changes in the risk factors provided in Part I, Item 1A of its 2015 10K.
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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 2, 2016	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	November 2, 2016	By	/s/ Brian J. McGrane
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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Shareholder’s Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

______________________________________
*   Filed electronically herewith.

E-1