Form 10-K
period 2016-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2017-02-23
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2017
Common Stock (par value $30 per share)	100,000 shares
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
RiverSource Life Insurance Company and RiverSource Life of NY are referred to collectively in this Item 1 and Item 1A of Form 10-K as “RiverSource Life.”
Nearly all of RiverSource Life’s business is sold through the retail distribution channel of Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.
Annuities: Product Features and Risks
RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFSI. In 2016, sales for annuities sold through AFSI were $5.0 billion, of which $4.6 billion were for variable annuity sales and $400 million were for fixed annuity sales. In 2016, RiverSource Life had total sales for fixed annuities through third-party distributors of $8 million.
Deferred variable and fixed annuities are products where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. Immediate annuities are products that begin annuity payments within one year of issue and continue for life or for a fixed period of time. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high than when yields are relatively low. Variable sales are generally stronger in times of superior performance in equity markets than in times of weak performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. The underlying investment account options may include funds offered under affiliated Columbia Funds Variable Insurance Trust, Columbia Funds Variable Insurance Trust I, Columbia Funds Variable Series Trust II and Wanger Advisors Trust (collectively, “VIT Funds”), as well as variable portfolio funds offered through unaffiliated companies. Some variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 5% at December 31, 2016.
Contract purchasers can choose to add optional benefits to their contracts for an additional fee, including the Enhanced Legacy Benefit® (“ELB”) and other guaranteed minimum death benefits (individually, “GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a guaranteed minimum accumulation benefit (“GMAB”). Approximately 99% of RiverSource Life’s overall variable annuity assets includes an optional ELB or GMDB and approximately 61% of RiverSource Life’s overall variable annuity assets include an optional GMWB or GMAB. In general, these features can help protect contractholders and beneficiaries from a shortfall in death benefits, accumulation value or lifetime income due to a decline in the value of their underlying investment accounts.
In 2015, RiverSource Life introduced the SecureSource 4® and SecureSource 4 Plus® living benefit riders, optional GMWB riders that can be added to new purchases of variable annuities for a fee. These benefits ensure a specified withdrawal amount annually for life. These two riders offer clients a choice between lower fees and the opportunity for higher guaranteed income growth. Clients who purchase these benefits are invested in one or more of the Portfolio Stabilizer (managed volatility) funds of funds that are designed to pursue total return while seeking to mitigate exposure to market volatility and allow a contract purchaser to select investment options based on the purchaser’s investment risk tolerance. Clients purchasing a new variable annuity with the optional GMAB living benefit rider or ELB rider are also invested in one or more of the Portfolio Stabilizer funds of funds. Columbia Management Investment Advisers, LLC (“CMIA”), RiverSource Life’s investment manager, serves as investment advisor for the funds of funds and all of the underlying funds in which the funds of funds invest.
RiverSource Life’s Portfolio Navigator (traditional asset allocation) funds are available for its variable annuities, but as of April 2012, were no longer available for sale with any living benefit riders. Portfolio Navigator funds allow clients to allocate their contract value to one of five funds of funds, each of which invests in various underlying funds. Portfolio Navigator funds are designed to allow a contract purchaser to select investment options based on the purchaser’s investment time horizon, risk tolerance and investment goals and tailor the performance of annuities and life insurance policies to their specific needs and keep investment allocations on track over time. CMIA serves as investment advisor for the funds of funds and all of the underlying funds in which the Portfolio Navigator funds of funds invest. RiverSource Life’s Portfolio Stabilizer funds of funds offering is available for new sales of variable annuities sold without a living benefit rider.
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
Variable annuity contractholders can purchase an optional GMWB for life rider for an additional charge. The GMWB allows guaranteed periodic withdrawals for the life of the contractholder, regardless of the investment performance of the contract.
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
Certain variable annuity contracts contain a guaranteed minimum income benefit (“GMIB”) feature which, after a stipulated waiting period from contract issuance, guarantees a minimum lifetime annuity based on predetermined annuity purchase rates that may be in excess of what the contract account value can purchase at then-current annuity purchase rates. In 2007, RiverSource Life ceased offering new contracts with a GMIB.
RiverSource Life earns fee-based revenue in the form of mortality and expense risk fees, marketing support and administrative fees, fees charged for optional benefits and features elected by the contractholder and any surrender or withdrawal charges.
The general account assets of RiverSource Life support the contractual obligations under the guaranteed benefits RiverSource Life offers (see “General and Separate Account Assets - General Account” below). As a result, RiverSource Life bears the risk that protracted under-performance of the financial markets could result in guaranteed benefit payments being higher than what current account values would support. RiverSource Life’s exposure to risk from guaranteed benefits generally will increase when equity markets decline. Similarly, RiverSource Life’s guaranteed benefit reserves will generally increase when interest rates decline.
Fixed Annuities
RiverSource Life’s fixed annuity products provide a contractholder with contract value that increases by a fixed or indexed interest rate. RiverSource Life periodically resets rates at its discretion subject to certain contract terms establishing guaranteed minimum interest crediting rates. Revenues for RiverSource Life’s fixed annuity products are primarily earned as net investment income on assets supporting fixed account balances with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% at December 31, 2016. New contracts issued provide guaranteed minimum interest rates in compliance with state laws.
In 2007, RiverSource Life discontinued new sales of equity indexed annuities, however RiverSource Life continues to service existing policies.
Insurance: Product Features and Risks
RiverSource Life issues universal life insurance, indexed universal life insurance, variable universal life insurance, traditional life insurance and disability income (“DI”) insurance. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. RiverSource Life also offers a chronic care rider, AdvanceSource® rider, on its new permanent insurance products. This rider allows its policyholder to accelerate a portion of the life insurance death benefit in the event of a qualified chronic care need. Traditional life insurance refers to whole and term life insurance policies. Traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium.
RiverSource Life’s sales of individual life insurance in 2016, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 83% universal life, 14% variable universal life and 3% traditional life. RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. As discussed below, reinsurance is utilized by RiverSource Life to mitigate this risk.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include funds offered under affiliated VIT Funds, Portfolio Navigator and Portfolio Stabilizer funds of funds, as well as variable portfolio funds offered through unaffiliated companies. Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2.0% to 4.5% at December 31, 2016. RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance and other charges.
Universal Life Insurance and Traditional Whole Life Insurance
Universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource Life’s universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates. Universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% at December 31, 2016. Approximately 13% of the face amount of RiverSource Life’s in force life insurance is universal life, which includes indexed universal life (“IUL”), as described below. Certain universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. Approximately 27% of in force universal life contains a secondary guarantee that generates an additional liability.
RiverSource Life’s IUL insurance products provide lifetime insurance protection and efficient asset growth through index-linked interest crediting, without the impact of negative market returns. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest as well as a minimum guaranteed credited rate of interest. Unlike universal life insurance, the rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the S&P 500® Index (subject to a cap and floor) or a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index and both index options offer two crediting durations, one-year and two-year. The product includes minimum guarantees and index linked interest crediting, subject to caps and floors.
RiverSource Life also offers TrioSourceSM, a universal life insurance product with long term care benefits. The base feature of TrioSource is a universal life insurance policy that provides a guaranteed death benefit and a guaranteed return of premium (“ROP”). ROP is 90% of the premium in years one and two and 100% of the premium in years three and later and is net of any partial surrenders, outstanding policy loans or long term care benefits paid. The Accelerated Benefit Rider (“ABR”) for Long Term Care allows for the acceleration of the death benefit to pay for covered long term care expenses. In addition, clients may purchase an optional rider which extends benefits for a specified time period after ABR benefits have been exhausted. Any long term care benefit paid reduces the death benefit, cash value and ROP. Additional riders, including an inflation protection option, are available for an additional charge.

RiverSource Life previously discontinued new sales of traditional whole life insurance, however RiverSource Life continues to service existing policies. RiverSource Life’s in force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.
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
Long Term Care Insurance
As of December 31, 2002, RiverSource Life discontinued underwriting long term care (“LTC”) insurance. RiverSource Life has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For policies issued by RiverSource Life of NY, this coinsurance only applies to policies issued in 1996 or later.
In 2004, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of nursing home-only indemnity LTC insurance policies. Implementation of these rate increases began in early 2005 and continues. Approvals have been received for some or all requested increases in the 50 states where increases have been requested, with an average approved cumulative rate increase of 121.9% of premium on all such policies where an increase was requested.
In 2007, RiverSource Life began to file for approval to implement rate increases on most of its existing blocks of comprehensive reimbursement LTC insurance policies. Implementation of these rate increases began in late 2007 and continues. Approvals have been received for some or all requested increases in 49 states, with an average approved cumulative rate increase of 51.3% of premium on all such policies where an increase was requested.
RiverSource Life may seek additional rate increases with respect to these policies, subject to regulatory approval.
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
Separate Accounts
Variable annuity and life insurance products offer separate account investment options. In addition, many of these products offer fixed account options. Under the separate account option, contractholders and policyholders bear the investment risk. The separate accounts are registered as unit investment trusts under the Investment Company Act of 1940. State insurance law prescribes that separate accounts constitute a distinct operation from the general account and as such, assets in the separate accounts are only available to fund the liabilities of the separate accounts. Under the subaccounts of each separate account, RiverSource Life credits or charges income, capital gains and losses only to that subaccount.
Generally, the separate accounts consist of a number of subaccounts, each of which invests in shares of a particular registered mutual fund called an underlying fund. Contractholders and policyholders can allocate their payments among these various subaccounts. The underlying funds which the subaccounts invest in are managed both by affiliated and unaffiliated third-party money managers. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of each subaccount fluctuates with the investment return of the underlying funds in which it invests.
RiverSource Life earns fee-based revenue in the form of mortality and expense risk fees, administrative fees, fees charged for optional features elected by the contractholder and any surrender or withdrawal charges.
RiverSource Life receives payments from its affiliate, CMIA and Columbia Wanger Asset Management, LLC, for providing certain administrative services and marketing support for the VIT Funds which are available as investment options under the variable annuity and life insurance products. RiverSource Life also receives payments from Columbia Management Investment Services Corp. for providing certain transfer agency services for the VIT funds. In addition, RiverSource Life receives payments from Columbia Management Investment Distributors, Inc. to reimburse it for costs incurred in the distribution of VIT Fund shares through the variable annuity and life insurance products.
In addition to the revenues described above, RiverSource Life receives shareholder servicing payments and marketing and administrative support payments from unaffiliated companies’ funds included as investment options under its variable annuity and life insurance products. These fees are generally based on the level of separate account assets held in a particular fund and accordingly will vary based on market conditions.
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
All states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
Because RiverSource Life issues variable annuity and life insurance products required to be registered under federal and state securities laws, many aspects of its business are subject to extensive regulation and examination by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, commonly referred to as FINRA, and other federal and state regulatory bodies.
Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices (including sales to older consumers), claims handling, and unclaimed property and escheatment practices and procedures. In addition, federal securities regulators have recently increased their focus on the adequacy of disclosure regarding complex investment products, including variable annuities and life insurance products, and have announced that they will continue to review actions by life insurers to improve profitability and reduce risks under in force annuity and insurance products with guaranteed benefits. In reviewing such actions, regulators examine, among other factors, potential conflicts between an insurer’s financial interests and the interests of the contract owners, as well as perceived inconsistencies between an insurer’s actions and the expectations of investors at the time a product was sold.
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
At December 31, 2016, RiverSource Life Insurance Company’s company action level RBC was $606 million, and the corresponding total adjusted capital was $3.1 billion, which represents 504% of company action level RBC.
At December 31, 2016, RiverSource Life of NY’s company action level RBC was $38 million, and the corresponding total adjusted capital was $323 million, which represents 848% of company action level RBC.
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

A significant portion of RiverSource Life’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of RiverSource Life’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor published regulations in April 2016 that would expand the scope of who is considered an ERISA fiduciary and therefore subject to certain ERISA transaction prohibitions involving the assets of IRA and ERISA plan clients. The regulations introduced additional exemptions and various amendments and revocations to pre-existing exemptions and focus on investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts as well as how financial advisors are able to discuss IRA rollovers. To the extent the regulation becomes applicable, financial professionals who wish to be paid on a commission basis would need to comply with all of the conditions of an exemption in order to continue to recommend products to clients with IRAs and other retirement plans. While effective on June 7, 2016, these regulations are not scheduled to become applicable until April 10, 2017. As of February 3, 2017, per various memoranda and statements issued by President Trump and the Department of Labor, these regulations were under review by the Department of Labor. On February 9, 2017, the Office of Management and Budget received a proposed regulation from the Department of Labor to delay the applicability date of the regulation. As a result, it is unclear whether the Department of Labor will delay the applicability of the regulations in the form they were adopted in April 2016 as well as whether the regulations as adopted in 2016 will be substantially rescinded or revised by the Department of Labor.
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
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national, regional or local in nature, include: (i) political, social, economic and market conditions; (ii) the availability and cost of capital; (iii) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (iv) technological changes and events; (v) U.S. and foreign government fiscal and tax policies; (vi) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (vii) the availability and cost of credit; (viii) inflation; (ix) investor sentiment and confidence in the financial markets; (x) terrorism and armed conflicts; and (xi) natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s businesses. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
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
The GMAB and the non-life contingent benefits associated with GMWB provisions offered with certain RiverSource Life variable annuities create obligations which are carried at fair value separately from the underlying host variable annuity contract. Changes in the fair value of these GMAB and GMWB obligations are recorded through earnings with fair value calculated by estimating the present value of future benefits, less applicable fees, using actuarial models, which simulate various economic scenarios. Changes in interest rates, equity prices and/or equity market volatility may impact the fair value of the GMAB and GMWB liabilities. Although RiverSource Life typically hedges against such changes, a significant change in either equity price levels or equity market volatility may result in a net adverse impact to current period financial statements. Further, RiverSource Life’s cost of hedging these guarantees has increased as a result of low interest rates and volatility in the equity markets and broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility creates greater uncertainty for the accuracy of RiverSource Life’s future hedging effectiveness.
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
During periods of increasing market interest rates, RiverSource Life offers higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities and RiverSource Life increases crediting rates on in force products to keep these products competitive. Because yields on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower “spread,” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life’s investment assets. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life’s financial condition and results of operations. An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of DAC, which would increase its expenses and reduce its net income.
During periods of falling interest rates or stagnancy of low interest rates, RiverSource Life’s spread may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with RiverSource Life’s long term care and universal life with secondary guarantees, as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require RiverSource Life to accelerate amortization of DAC, which would increase its expenses and reduce its net income.
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
Disruptions, uncertainty or volatility in the capital and credit markets may also limit RiverSource Life’s or its parent’s access to capital required to operate its business. Such market conditions may limit RiverSource Life’s ability to satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow its business. As such, RiverSource Life may be forced to use different types of capital than it would otherwise, less effectively deploy such capital or bear an unattractive cost of capital which could decrease RiverSource Life’s profitability and significantly reduce its financial flexibility.
A downgrade or a potential downgrade in RiverSource Life’s financial strength ratings could result in a loss of business and adversely affect its financial condition and results of operations.
Financial strength ratings, which various rating organizations publish as a measure of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintain public confidence in RiverSource Life’s products, the ability to market its products and its competitive position. A downgrade in RiverSource Life’s financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on its financial condition and results of operations in many ways, including:

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
In view of the difficulties experienced in recent years by certain companies in the insurance industry, the rating organizations have heightened the level of scrutiny that they apply and have requested additional information from the companies that they rate. They may increase the frequency and scope of their reviews or adjust upward the capital and other requirements employed in the rating organizations’ models for maintenance of ratings levels. Rating organizations may also become subject to tighter laws, regulations or scrutiny governing ratings, which may in turn impact ratings assigned to insurance companies.
RiverSource Life cannot predict what actions rating organizations may take, or what actions RiverSource Life may take in response to the actions of rating organizations, which could adversely affect its business. As with other companies in the insurance industry, RiverSource Life’s ratings could be changed at any time and without any notice by the rating organizations.
Intense competition and the economics of changes in RiverSource Life’s product revenue mix and distribution channels could negatively impact RiverSource Life’s ability to maintain or increase its market share and profitability.
RiverSource Life operates in an intensely competitive industry. RiverSource Life competes based on a number of factors including name recognition, service, investment performance, product offerings and features, price, perceived financial strength, and claims-paying ability ratings. RiverSource Life’s competitors include insurers, asset managers and other financial institutions. RiverSource Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or have higher claims-paying ability ratings than RiverSource Life does. Some of RiverSource Life’s competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for RiverSource Life to introduce new products and services. Some of RiverSource Life’s competitors’ proprietary products or technology could be similar to its own, and this could result in disputes that could impact RiverSource Life’s financial condition or results of operations. In addition, over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms or distribution firms are seeking to limit the breadth of product offerings in order to simplify their regulatory and risk management. This convergence could result in RiverSource Life’s competitors gaining greater resources and RiverSource Life may experience pressures on its pricing and market share as a result of these factors and as some of RiverSource Life’s competitors seek to increase market share by reducing prices.
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
RiverSource Life’s continued success depends to a substantial degree on its and its affiliates’ ability to attract and retain qualified people. The market for qualified talent is extremely competitive. If RiverSource Life is unable to attract and retain qualified individuals or its recruiting and retention costs increase significantly, its financial condition and results of operations could be materially adversely impacted.
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
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2016, 6% of RiverSource Life’s invested assets had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 20% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2016. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
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
RiverSource Life uses reinsurance to mitigate its risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K - “Business - Reinsurance.” Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders and contractholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit and performance risk with respect to its reinsurers, including Genworth Life Insurance Company with whom RiverSource Life finalized various confidential enhancements in July 2016 that have been shared, in the normal course of regular reviews, with RiverSource Life’s domiciliary regulator and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have a material adverse effect on RiverSource Life’s financial condition and results of operations. See Notes 2 and 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding reinsurance.
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
RiverSource Life provides investment securities as collateral to its derivative counterparties which they may sell, pledge, or rehypothecate. RiverSource Life has exposure, under the relevant arrangement, if the collateral is not returned to RiverSource Life to the extent that the fair value of the collateral exceeds RiverSource Life’s liability. Additionally, RiverSource Life may also accept investment securities as collateral from its derivative counterparties, which RiverSource Life may sell, pledge, or rehypothecate. If the counterparties that RiverSource Life pledges the collateral to are not able to return these investment securities under the terms of the relevant arrangements, RiverSource Life would be required to deliver alternative investments or cash to its derivative counterparty, which could impact RiverSource Life’s liquidity and could adversely impact its financial condition or results of operations.
If RiverSource Life’s reserves for future policy benefits and claims are inadequate, it may be required to increase its reserve liabilities, which would adversely affect its financial condition and results of operations.
RiverSource Life establishes reserves as estimates of its liabilities to provide for future obligations under its insurance policies and annuities contracts. Reserves do not represent an exact calculation of the liability, but rather are estimates of contract benefits and related expenses RiverSource Life expects to incur over time. The assumptions and estimates RiverSource Life makes in establishing reserves require certain judgments about future experience and, therefore, are inherently uncertain. RiverSource Life cannot determine with precision the actual amounts that it will pay for contract benefits, the timing of payments, or whether the assets supporting its stated reserves will increase to the levels it estimates before payment of benefits or claims. RiverSource Life monitors its reserve levels continually. If RiverSource Life were to conclude that its reserves are insufficient to cover actual or expected contract benefits, it would be required to increase its reserves and incur income statement charges for the period in which it makes the determination, which would adversely affect its financial condition and results of operations. For more information on how RiverSource Life sets its reserves, see Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Morbidity rates or mortality rates that differ significantly from RiverSource Life’s pricing expectations would negatively affect profitability.
RiverSource Life sets prices for its life, DI and LTC insurance and some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, including morbidity and mortality rates. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. For example, if morbidity rates are higher or mortality rates are lower than its pricing assumptions, RiverSource Life could be required to make greater payments under DI insurance policies, chronic care riders and immediate annuity contracts than it had projected. The same holds true for LTC policies RiverSource Life previously underwrote to the extent of the risks that RiverSource Life retained. If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.
The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals. As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance. RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting its present LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers and also RiverSource Life has implemented rate increases on certain in force policies as described in Item 1 of this Annual Report on Form 10-K - “Business - Insurance: Product Features and Risks - Long Term Care Insurance.” RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.
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
For more information regarding DAC, see Part II, Item 7 in this Annual Report on Form 10-K - “Management’s Narrative Analysis - Critical Accounting Estimates - Deferred Acquisition Costs.”
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
Misconduct by RiverSource Life’s employees and agents and its affiliates’ employees, financial advisors and agents could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct can occur in each of RiverSource Life’s businesses and could include:

•	binding RiverSource Life to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•	improperly using, disclosing, or otherwise compromising confidential information, including client confidential information;

•	recommending transactions that are not suitable;

•	engaging in fraudulent or otherwise improper activity, including the misappropriation of funds;

•	engaging in unauthorized or excessive trading to the detriment of customers; or

•	otherwise not complying with laws, regulations or RiverSource Life’s control procedures.
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
The business of RiverSource Life and its affiliates is reliant upon internal and third-party personnel and technology systems and networks to process, transmit and store information including sensitive client and proprietary information, and to conduct business activities and transactions with clients, distributors, vendors and other third parties. Maintaining the integrity of these systems and networks is critical to the success of RiverSource Life’s business operations, including RiverSource Life's reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these centrally controlled systems and networks; however, RiverSource Life and its affiliates routinely encounter and address such threats. For example, in past years, RiverSource Life and its affiliates and other financial institutions experienced distributed denial of service attacks intended to disrupt the centrally controlled systems that provide RiverSource Life’s clients’ online systems and information. While RiverSource Life was able to detect and respond to these incidents without loss of client assets or information, RiverSource Life enhanced its security capabilities and will continue to assess its ability to monitor for, prevent and respond to such threats. In addition to the foregoing, RiverSource Life’s experiences with cybersecurity and technology threats have included phishing scams, account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. Any such breaches or interference (including attempted breaches or interference) by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, reputation, financial condition or results of operations.
RiverSource Life and its affiliates are subject to international, federal and state regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and procedures designed to protect sensitive client, employee, contractor and vendor information. RiverSource Life and its affiliates have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee or service provider error or malfeasance. RiverSource Life’s affiliates have implemented policies that require AFSI’s independent franchisee advisors who locally control their own technology operations to do the same. RiverSource Life and its affiliates also contractually require third-party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with access to RiverSource Life’s systems and information pertaining to RiverSource Life’s business or its clients, to meet certain information security standards. RiverSource Life’s affiliates recommend through policies that AFSI’s independent franchisee advisors do the same. Changes in RiverSource Life’s client base or technology platforms changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in its systems, networks and data security measures. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the security measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity and technology risks, RiverSource Life cannot assure that the systems and networks of RiverSource Life and its affiliates will not be subject to attacks, breaches or interference. Nor can RiverSource Life assure that parties its affiliates do not control will do what RiverSource Life recommends in this regard. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect it against all cybersecurity-related losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, reputation, financial condition, or results of operations. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. RiverSource Life could also suffer harm to its business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems or third-party systems RiverSource Life uses, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with its products and services.
Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.
Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, or to operate compliance or risk management functions, causing harm to its business and reputation and resulting in loss of customers or revenue. Interruptions could be caused by operational failures arising from service provider or employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology. RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software equipment or systems and other events beyond its control. Although RiverSource Life has developed and maintains a comprehensive business continuity plan that covers potential disruptions to centrally controlled systems and platforms and requires key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed in the event of an actual event or crisis. Further, RiverSource Life cannot control the execution of any business continuity plans implemented by its service providers.
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions, and faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. For example, most of RiverSource Life’s applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of RiverSource Life’s web hosting operations, and RiverSource Life is subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.
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
RiverSource Life cannot predict the timing and frequency with which natural and man-made disasters and catastrophes may occur, nor can RiverSource Life predict the impact that changing climate conditions may have on the frequency and severity of natural disasters or on overall economic stability and sustainability. As such, RiverSource Life cannot be sure that its actions to identify and mitigate the risks associated with such disasters and catastrophes, including predictive modeling, establishing liabilities for expected claims, acquiring insurance and reinsurance and developing business continuity plans, will be effective.
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
In April 2016, the Department of Labor published regulations regarding the fiduciary status of investment advice providers to retirement investors (primarily account holders in 401(k) plans and IRAs and other types of ERISA clients) and new and amended prohibited transaction exemption for how ERISA investment advice fiduciaries can recommend products manufactured by RiverSource Life and unaffiliated insurers to retirement investors. These final regulations focus in large part on conflicts of interest related to investment recommendations made by financial advisors, registered investment advisors and other investment or insurance professionals to retirement investors, how financial advisors are able to discuss IRA rollovers, as well as how financial advisors and affiliates can transact with retirement investors. Qualified accounts, particularly IRAs, make up a significant portion of RiverSource Life’s annuity product sales. In light of the uncertainty regarding the fiduciary regulation, RiverSource Life prudently continues to prepare to comply with the Department of Labor’s investment fiduciary regulations and exemptions in the form in which they were adopted in April 2016, but also evaluate the impact to its clients and business should the Department of Labor decide to delay, rescind or revise the regulations per the developments since President Trump’s inauguration as has been generally described above. Depending on the span and substance of any final regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual was effective for companies domiciled in adopted states on January 1, 2017. Minnesota adopted the valuation manual in 2016 and New York has announced it will adopt the valuation manual in January 2018. RiverSource Life Insurance Company and RiverSource Life of NY are developing an implementation plan and will use the three-year transition period for implementation of this reserve standard. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life or its competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the domiciliary regulators of the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see Item 1 of this Annual Report on Form 10-K — “Regulation.”
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
The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Certain elements of the Dodd-Frank Act became effective immediately, though the details of other provisions remain subject to additional studies and will not be known until regulatory agencies adopt final rules. The full impact of the Dodd-Frank Act on RiverSource Life, the financial industry and the economy cannot be known until the rules and regulations called for under the Dodd-Frank Act have been finalized, and, in some cases, implemented over time.
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
Changes in and the adoption of accounting standards or inaccurate estimates or assumptions in applying accounting policies could have a material impact on RiverSource Life’s financial statements and change in the regulation of independent registered public accounting firms are present with increasing frequency in connection with broader market reforms.
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

RiverSource Life prepares financial statements in accordance with U.S. generally accepted accounting principles. From time to time, the Financial Accounting Standards Board, the SEC, and other regulators may change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In addition, the conduct of RiverSource Life’s independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding RiverSource Life’s independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in RiverSource Life restating prior period financial statements. It is possible that the changes could have a material adverse effect on RiverSource Life’s financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed RiverSource Life that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised RiverSource Life that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter is temporary and will expire 18 months after the issuance of the letter. If it was determined that PwC was not independent, or RiverSource Life does not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of RiverSource Life’s facts and circumstances, it is not aware of any facts that would preclude reliance by RiverSource Life, its affiliates and other entities within the Ameriprise Financial investment company complex on the no-action letter. PwC has also affirmed to RiverSource Life that they are able to exercise objective and impartial judgment in their audits of RiverSource Life, its affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as RiverSource Life’s independent registered public accounting firm. RiverSource Life has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the Public Company Accounting Oversight Board Rule 3520 Auditor Independence, and representations made to Ameriprise Financial’s Audit Committee (which is also RiverSource Life's Audit Committee) by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on River Source Life’s financial statements as the independent registered public accounting firm. Based on the foregoing, RiverSource Life does not believe that PwC is incapable of exercising objective and impartial judgment with respect to audit services.
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
ITEM 6. SELECTED FINANCIAL DATA
Item omitted pursuant to General Instructions I(2)(a) of Form 10-K.

ITEM 7. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-K as the “Company.” The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements,” “Item 1A - Risk Factors” and the Consolidated Financial Statements and Notes.
The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Management’s narrative analysis is presented pursuant to General Instructions I(2) (a) of Form 10-K in lieu of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
See “Item 1 - Business” and Note 1 to the Consolidated Financial Statements for a description of the business.
Critical Accounting Estimates
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
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. The fair value of the Company’s Available-for-Sale securities at December 31, 2016 was primarily obtained from third-party pricing sources. For a discussion of the Company’s accounting policies related to the valuation of its investments and other-than-temporary impairments, see Note 2 and Note 13 to the Consolidated Financial Statements.
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
The Company monitors principal deferred acquisition costs (“DAC”) amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC balance.
The analysis of the DAC balance and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.
Non-Traditional Long-Duration Products
For the Company’s non-traditional long-duration products (including variable and fixed annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be estimated gross profits (“EGPs”) after that date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions about financial markets, mortality levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for the Company’s annuity products are typically 30 to 50 years and for UL insurance products 50 years or longer.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6.6% for fixed income funds. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.
A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(21)	$(64)	$(85)

Decrease in future near-term equity fund growth returns by 100 basis points	$(21)	$(42)	$(63)
Decrease in future long-term equity fund growth returns by 100 basis points	(16)	(27)	(43)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(37)	$(69)	$(106)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For traditional long-duration products (including traditional life, disability income (“DI”) and long term care (“LTC”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing deems to be inadequate. Projection periods used for the Company’s traditional life insurance are up to 30 years. Projection periods for DI products can be up to 45 years. Projection periods for LTC are often 50 years or longer. During the third quarter of 2016, premium deficiency testing of LTC resulted in the impairment of all LTC DAC. The Company may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions.
See Note 2 to the Consolidated Financial Statements for further discussion of the Company’s DAC accounting policy.
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
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and the expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. See Note 10 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Liabilities for both EIA products and indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.
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
See the above table in the discussion of “Deferred Acquisition Costs” for the estimated impact to benefits and claims expense related to variable annuity and VUL insurance contracts resulting from a decrease of 100 basis points in separate account fund growth rate assumptions.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. In addition, embedded derivatives are impacted by an estimate of the Company’s current nonperformance risk adjustment. This estimate results in a spread over the LIBOR swap curve as of the balance sheet date. As the Company’s estimate of this spread over LIBOR widens or tightens, the liability will increase or decrease. See Note 13 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.

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
Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These unpaid amounts are calculated using anticipated claim continuance rates based on established industry tables, adjusted as appropriate for the Company’s experience. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts.
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
For term life, whole life, DI and LTC policies, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management’s best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
See Note 2 to the Consolidated Financial Statements for further discussion of the Company’s policyholder account balances, future policy benefits and claims accounting policy.
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
For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2, Note 13 and Note 17 to the Consolidated Financial Statements. For discussion of the Company’s market risk exposures and hedging program and related sensitivity testing, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
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
See Note 2 and Note 19 to the Consolidated Financial Statements for additional information on the Company’s accounting policies for income taxes and valuation allowance.
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
Policy and Contract Charges
Policy and contract charges include mortality and expense risk fees and certain other charges assessed on annuities and UL and VUL insurance, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for universal life insurance products) and administrative and surrender charges.
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
Benefits, Claims, Losses and Settlement Expenses
Benefits, claims, losses and settlement expenses consist of amounts paid and changes in liabilities held for anticipated future benefit payments under insurance policies and annuity contracts, along with costs to process and pay such amounts. Amounts are net of benefit payments recovered or expected to be recovered under reinsurance contracts. Benefits under variable annuity guarantees include the changes in fair value of GMWB and GMAB embedded derivatives and the derivatives hedging these benefits, as well as the changes in fair value of derivatives hedging GMDB provisions. Benefits, claims, losses and settlement expenses also include amortization of deferred sales inducement costs (“DSIC”).
Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with UL and VUL insurance and annuity contracts. The changes in fair value of EIA and IUL embedded derivatives and the derivatives hedging these products are included within interest credited to fixed accounts.
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

Consolidated Results of Operations for the Years Ended December 31, 2016 and 2015
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2016	2015
	(in millions)
Revenues
Premiums	$417	$406	$11	3%
Net investment income	1,128	1,218	(90)	(7)
Policy and contract charges	1,984	1,880	104	6
Other revenues	406	422	(16)	(4)
Net realized investment gains	26	4	22	NM
Total revenues	3,961	3,930	31	1
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,611	1,213	398	33
Interest credited to fixed accounts	623	668	(45)	(7)
Amortization of deferred acquisition costs	334	273	61	22
Other insurance and operating expenses	683	736	(53)	(7)
Total benefits and expenses	3,251	2,890	361	12
Pretax income	710	1,040	(330)	(32)
Income tax provision	24	145	(121)	(83)
Net income	$686	$895	$(209)	(23)%
NM Not Meaningful.
Overall
In the third quarter of the year, management updated its market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The unlocking process also includes premium deficiency testing for certain insurance products. The unfavorable unlocking impact of $219 million in the third quarter of 2016 primarily reflected continued low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs for the living benefit valuation and other model updates. The long-term interest rate assumption remains unchanged, but management extended the period it would take for rates to reach the long-term level from 3.5 years to 5.5 years. In addition, the review of the Company’s closed LTC business in the third quarter of 2016 resulted in a loss recognition of $31 million due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The $31 million is comprised of $58 million of amortization of DAC and the release of the related deferred reinsurance liability of $27 million. The favorable unlocking impact of $48 million in the third quarter of 2015 primarily reflected improved policyholder behavior, an update to market-related inputs related to the living benefit valuation and model changes that more than offset the difference between the Company’s previously assumed interest rates versus the low interest rate environment. The review of the Company’s LTC business in the third quarter of 2015 resulted in no loss recognition as better-than-expected premium increases, which were reflected in the projections, offset higher morbidity and lower interest rates.

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
(1) Includes a $16 million and $6 million net benefit related to the market impact on variable annuity guaranteed benefits and indexed universal life benefits for the years ended December 31, 2016 and 2015, respectively.
Net income decreased $209 million or 23% to $686 million for the year ended December 31, 2016 compared to $895 million for the prior year. Pretax income decreased $330 million or 32% to $710 million for the year ended December 31, 2016 compared to $1.0 billion for the prior year primarily due to the impact from unlocking, market depreciation and an unfavorable $29 million LTC reserve correction in 2016 partially offset by a $37 million favorable change in the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), the impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance, the market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) and a $14 million increase in LTC reserves in the prior year.
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $36 million for the year ended December 31, 2016 compared to an expense of $1 million for the prior year.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $18 million ($6 million for DAC, $2 million for DSIC and $10 million for insurance features in non-traditional long-duration contracts) for the year ended December 31, 2016 reflecting favorable bond fund returns compared to a net expense of $12 million ($15 million expense for DAC, $4 million expense for DSIC and a $7 million benefit for insurance features in non-traditional long-duration contracts) for the prior year reflecting unfavorable equity market and bond fund returns.
The Company expects an ongoing impact of $40 million per year to variable annuity earnings relating to assumption changes made during the third quarter unlocking process. This impact is primarily from an increase in the growth rate of the living benefit reserve. Results in the fourth quarter of 2016 included an $11 million negative impact from this change.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DAC and DSIC amortization) was an expense of $166 million for the year ended December 31, 2016 compared to an expense of $203 million for the prior year.
The Company’s variable annuity account balances increased 1% to $74.8 billion at December 31, 2016 compared to the prior year due to equity market appreciation partially offset by net outflows of $2.2 billion.
The Company’s fixed annuity account balances declined 6% to $10.0 billion at December 31, 2016 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed annuity book is expected to gradually run off and earnings on its fixed annuity business will trend down.
Revenues
Total revenues increased $31 million or 1% to $4.0 billion for the year ended December 31, 2016 compared to $3.9 billion for the prior year.
Net investment income decreased $90 million or 7% to $1.1 billion for the year ended December 31, 2016 compared to $1.2 billion for the prior year reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges increased $104 million or 6% to $2.0 billion for the year ended December 31, 2016 compared to $1.9 billion for the prior year primarily due to the impact from unlocking, the unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal life benefits, higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date, higher average fee rates on variable annuity guarantees and a $9 million unfavorable impact related to a life insurance premium correction in the prior year. Policy and contract charges for the year ended December 31, 2016 included a $64 million favorable impact from unlocking compared to $8 million in the prior year. The primary driver of the unlocking impact to policy and contract charges for the year ended December 31, 2016 was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience. The primary driver of the unlocking impact to policy and contract charges for the prior year was a positive impact from model updates related to the indexed universal life product partially offset by a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The unearned revenue amortization and the reinsurance accrual offset to the market impact on indexed universal benefits was a positive $24 million for the year ended December 31, 2016 compared to a positive $7 million for the prior year.
Other revenues decreased $16 million or 4% to $406 million for the year ended December 31, 2016 compared to $422 million for the prior year reflecting lower marketing support driven by lower average separate account balances and a $7 million gain on the sale of a building in the prior year. Average variable annuity account balances decreased $2.6 billion or 4% from the prior year primarily due to net outflows.
Net realized investment gains were $26 million for the year ended December 31, 2016 compared to $4 million for the prior year. For the year ended December 31, 2016, net realized gains of $18 million on Available-for-Sale securities due to sales, calls and tenders and a net realized gain of $10 million from the sale of certain residential mortgage loans were partially offset by a $3 million increase in the provision for loan losses on syndicated loans. For the year ended December 31, 2015, net realized gains of $12 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by other-than-temporary impairments recognized in earnings of $7 million which primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities and an increase in the provision for loan losses on syndicated loans of $1 million.
Benefits and Expenses
Total benefits and expenses increased $361 million or 12% to $3.3 billion for the year ended December 31, 2016 compared to $2.9 billion for the prior year primarily due to an increase in benefits, claims, losses and settlement expenses and amortization of DAC partially offset by a decrease in interest credited to fixed accounts and other insurance and operating expenses.
Benefits, claims, losses and settlement expenses increased $398 million, or 33% to $1.6 billion for the year ended December 31, 2016 compared to $1.2 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2016 included a $229 million expense from unlocking compared to a $58 million benefit in the prior year. The unlocking impact for the year ended December 31, 2016 primarily reflected continued low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to the living benefit valuation. The unlocking impact for the prior year primarily reflected an update to market-related inputs related to the living benefit valuation and a benefit from model changes that more than offset the difference between the Company’s previously assumed interest rates versus the low interest rate environment.

•
A $39 million increase in LTC reserves in 2016, which included a $29 million out-of-period correction related to the claim utilization assumption, a $5 million out-of-period correction related to the waiver of premium claim reserve and a $5 million impact from assumption changes for the active life reserve valuation as a result of loss recognition.

•	A $28 million favorable impact in the prior year from updating future experience assumptions related to life rider benefits.

•
A $24 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $9 million negative impact in the fourth quarter of 2016 from changes in assumptions in the third quarter unlocking process that result in ongoing increases to living benefit reserves.

•
A $5 million decrease in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $73 million for the year ended December 31, 2016 compared to a favorable impact of $68 million for the prior year.

•
A $19 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $771 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $755 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $3 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•	Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in lower expense in 2016 compared to 2015.

•
Equity market impacts on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a small benefit in 2016 compared to an expense in 2015.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year.

Interest credited to fixed accounts decreased $45 million or 7% to $623 million for the year ended December 31, 2016 compared to $668 million for the prior year primarily due to lower average fixed annuity account balances and the market impact on indexed universal life benefits, net of hedges, partially offset by higher average variable annuities fixed sub-account balances. The market impact on indexed universal life benefits, net of hedges was a benefit of $30 million for the year ended December 31, 2016 compared to an expense of $4 million for the prior year. Average fixed annuity account balances decreased $976 million or 9% to $10.3 billion for the year ended December 31, 2016 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Average variable annuities fixed sub-account balances increased $179 million, or 4% to $5.1 billion for the year ended December 31, 2016 compared to the prior year.
Amortization of DAC increased $61 million or 22% to $334 million for the year ended December 31, 2016 compared to $273 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was an expense of $81 million for the year ended December 31, 2016 compared to an expense of $15 million for the prior year. The unlocking impact for the year ended December 31, 2016 primarily reflected continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. The long-term interest rate assumption remains unchanged, but management extended the period it would take for rates to reach the long-term level from 3.5 years to 5.5 years. In connection with the loss recognition on LTC insurance products in the third quarter of 2016, the Company impaired $58 million of DAC due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases.

•
The DAC offset to the market impact on indexed universal life benefits (net of hedges, unearned revenue amortization and the reinsurance accrual) was an expense of $18 million for the year ended December 31, 2016 compared to an expense of $4 million for the prior year.

•
The impact on DAC from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $6 million for the year ended December 31, 2016 compared to an expense of $15 million for the prior year reflecting favorable bond fund returns in 2016 compared to unfavorable equity market and bond fund returns in the prior year.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $38 million for the year ended December 31, 2016 compared to a benefit of $25 million for the prior year.

Other insurance and operating expenses decreased $53 million or 7% to $683 million for the year ended December 31, 2016 compared to $736 million for the prior year period primarily due to a $27 million benefit related to the release of the deferred reinsurance liability in connection with the loss recognition on LTC insurance products in 2016 and a decrease in distribution expenses.
Income Taxes
The Company’s effective tax rate was 3.4% for the year ended December 31, 2016 compared to 14.0% for the prior year. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The decrease in the effective tax rate for the year ended December 31, 2016 compared to the prior year was primarily due to lower pretax income in relation to preferred items including the dividends received deduction and low income housing credits.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2016. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $287 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on December 31, 2016 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with its parent, Ameriprise Financial, Inc. (“Ameriprise Financial”), aggregating $987 million. See Note 11 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements at both December 31, 2016 and 2015 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2016, the Company had an estimated maximum borrowing capacity of $5.2 billion under the FHLB facility, of which $150 million was outstanding and is collateralized with commercial mortgage backed securities. As of December 31, 2015, the Company had borrowings of $150 million.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Cash dividends paid to Ameriprise Financial	$1,000	$800	$900
Cash dividends received from RiverSource Life of NY	50	25	24
Cash dividend received from RTA	15	—	30
Cash dividend received from RiverSource REO 1, LLC (1)	31	—	—
(1) RiverSource REO 1, LLC is a wholly owned subsidiary of RiverSource Life Insurance Company which holds foreclosed mortgage loans and real estate.
On February 8, 2017, the Company's board of directors declared a cash dividend of $300 million to Ameriprise Financial, payable on or before March 20, 2017, pending approval by the Minnesota Department of Commerce.
For dividends from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds. See Note 15 to the Consolidated Financial Statements for additional information.
During the year ended December 31, 2014, RiverSource Life Insurance Company made cash contributions to RTA of $15 million for ongoing funding commitments related to affordable housing partnership investments.

Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital		Regulatory Capital Requirement
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in millions)
RiverSource Life Insurance Company(1)(2)	$3,052	$3,800	$606	$589
RiverSource Life of NY(1)(2)	323	333	38	44
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
Contractual Commitments
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations. Estimated cash payments due by period as of December 31, 2016 were as follows:

	Total	2017	2018-2019	2020-2021	2022 and Thereafter
	(in millions)
Insurance and annuities(1)	$49,144	$2,322	$4,502	$4,130	$38,190
Deferred premium options(2)	1,623	251	461	341	570
Affordable housing and other real estate partnerships(3)	177	89	77	5	6
Total	$50,944	$2,662	$5,040	$4,476	$38,766

(1)
These scheduled payments are represented by reserves of approximately $29.5 billion at December 31, 2016 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability at December 31, 2016. Actual payment obligations may differ if experience varies from these assumptions. For estimated payments as of December 31, 2016, the Company increased the projected period for which cash payments will be made from 35 to 40 years. This change increased the contractual commitments for the 2022 and thereafter period compared to the disclosure at December 31, 2015. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)
The fair value of these commitments included on the Consolidated Balance Sheets was $1.5 billion as of December 31, 2016. See Note 17 to the Consolidated Financial Statements for more information about deferred premium options.

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

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $253 million at December 31, 2016. For additional information relating to these contractual commitments, see Note 20 to the Consolidated Financial Statements.
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

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2016:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(83)	$—	$(83)
DAC and DSIC amortization(1)(2)	(130)	—	(130)
Variable annuity riders:
GMDB and GMIB(2)	(35)	—	(35)
GMWB	(587)	436	(151)
GMAB	(43)	44	1
DAC and DSIC amortization(3)	N/A	N/A	1
Total variable annuity riders	(665)	480	(184)
Macro hedge program(4)	—	25	25
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	45	(34)	11
Total	$(832)	$470	$(361)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(28)	$—	$(28)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	988	(1,000)	(12)
GMAB	31	(30)	1
DAC and DSIC amortization(3)	N/A	N/A	5
Total variable annuity riders	1,019	(1,030)	(6)
Macro hedge program(4)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	95	—	95
Indexed universal life insurance	79	2	81
Total	$1,165	$(1,029)	$141
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
The above results compare to an estimated negative net impact to pretax income of $285 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $33 million related to a 100 basis point increase in interest rates as of December 31, 2015. The change in the equity price exposure is primarily the result of changes in market rates. The change in interest rate exposure related to variable annuity riders is primarily the result of changes in market rates. The change in interest rate exposure related to fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products is primarily due to assumption changes made as part of third quarter unlocking. The change in interest rate exposure related to indexed universal life insurance is primarily driven by higher balances at December 31, 2016 compared to December 31, 2015.

Net impacts shown in the above table from GMWB and GMAB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions and with discount rates increased to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. The Company’s hedging is based on its determination of economic risk, which excludes certain items in the liability valuation including the nonperformance spread risk.
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. At December 31, 2016, the value of these assets was $76.3 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
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
Variable Annuity Riders
The total contract value of all variable annuities at December 31, 2016 was $74.8 billion. These contract values include GMWB and GMAB contracts which were $42.1 billion and $3.5 billion, respectively, at December 31, 2016. At December 31, 2016, reserves for GMWB were liabilities of $1.0 billion and reserves for GMAB were assets of $24 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. At December 31, 2016, the reserve for GMDB and GMIB was a liability of $24 million.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company’s liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.5 billion in policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets at December 31, 2016, $21.7 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2018 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $2.8 billion and 5.2%, respectively, as of December 31, 2016. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.4 billion and had a weighted average yield of 3.4% as of December 31, 2016. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2016 was approximately 3.2%.
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
The following table presents the account values of fixed annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2016 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$2.2	$0.2	$0.4	$0.1	$2.9
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	9.0	—	—	—	9.0
4% - 5.00%	5.5	—	—	—	5.5
Total	$17.2	$0.2	$0.4	$0.1	$17.9
Percentage of Account Values That Reset In:
Next 12 months(1)	97%	70%	21%	17%	95%
> 12 months to 24 months(2)	3	9	9	52	3
> 24 months(2)	—	21	70	31	2
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.

(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index which is guaranteed for the initial seven-year term when the contract is held to full term. At December 31, 2016, the Company had $25 million in liabilities related to equity indexed annuities. The Company discontinued new sales of equity indexed annuities in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from equity indexed annuities are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial at December 31, 2016.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. At December 31, 2016, the Company had $932 million in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
Interest Rate Risk
As mentioned above, most of the proceeds received from IUL insurance are invested in fixed income securities with the return on those investments intended to fund the purchase of call spreads. There are two risks relating to interest rates. First, the Company has the risk that investment returns are such that it does not have enough investment income to purchase the needed call spreads. Second, in the event the policy is surrendered, the Company pays out a book value surrender amount and there is a risk that it will incur a loss upon having to sell the fixed income securities backing the liability (if interest rates have risen). This risk is not currently hedged.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2016, the Company’s largest reinsurance credit risk is related to a long term care coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor rule and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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

•	successfully cross-selling insurance and annuity products and services to Ameriprise Financial’s customer base;

•	the Company’s ability to effectively hedge risks relating to guaranteed benefit riders and certain other products;

•	the impact of intercompany allocations to the Company from Ameriprise Financial and its affiliates;

•	Ameriprise Financial’s ability to attract, recruit and retain qualified advisors and employees and its ability to distribute the Company’s products through current and future distribution channels;

•	changes in capital requirements that may be indicated, required or advised by regulators or rating agencies;

•	the impacts of Ameriprise Financial’s efforts to improve distribution economics and realize benefits from re-engineering and tax planning;

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein (such as the uncertain regulatory environment in the U.S. after the recent U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2016 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows present fairly, in all material respects, the financial position of RiverSource Life Insurance Company and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 23, 2017

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015 (1)
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2016, $21,464; 2015, $20,886)	$22,682	$21,772
Common stocks, at fair value (cost: 2016, $4; 2015, $2)	10	7
Mortgage loans, at amortized cost (less allowance for loan losses: 2016 and 2015, $19)	2,874	3,211
Policy loans	830	823
Other investments	998	998
Total investments	27,394	26,811
Cash and cash equivalents	323	370
Reinsurance recoverables	2,623	2,415
Other receivables	262	255
Accrued investment income	237	244
Deferred acquisition costs	2,611	2,693
Other assets	4,305	4,583
Separate account assets	76,298	76,004
Total assets	$114,053	$113,375

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,514	$29,029
Short-term borrowings	200	200
Other liabilities	4,253	4,103
Separate account liabilities	76,298	76,004
Total liabilities	110,265	109,336

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,465
Retained earnings	862	1,176
Accumulated other comprehensive income, net of tax	457	395
Total shareholder’s equity	3,788	4,039
Total liabilities and shareholder’s equity	$114,053	$113,375
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Revenues
Premiums	$417	$406	$423
Net investment income	1,128	1,218	1,294
Policy and contract charges	1,984	1,880	1,821
Other revenues	406	422	390
Net realized investment gains	26	4	38
Total revenues	3,961	3,930	3,966
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,611	1,213	1,046
Interest credited to fixed accounts	623	668	713
Amortization of deferred acquisition costs	334	273	293
Other insurance and operating expenses	683	736	740
Total benefits and expenses	3,251	2,890	2,792
Pretax income	710	1,040	1,174
Income tax provision	24	145	209
Net income	$686	$895	$965

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$(8)	$(6)
Portion of loss recognized in other comprehensive income (before taxes)	—	1	1
Net impairment losses recognized in net realized investment gains	$—	$(7)	$(5)
See Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Net income	$686	$895	$965
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	58	(338)	74
Net unrealized gains on derivatives	4	4	5
Total other comprehensive income (loss), net of tax	62	(334)	79
Total comprehensive income	$748	$561	$1,044
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com-prehensive Income	Total
	(in millions)
Balances at January 1, 2014 (1)	$3	$2,463	$1,016	$650	$4,132
Comprehensive income:
Net income	—	—	965	—	965
Other comprehensive income, net of tax	—	—	—	79	79
Total comprehensive income					1,044
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(900)	—	(900)
Balances at December 31, 2014 (1)	3	2,464	1,081	729	4,277
Comprehensive income:
Net income	—	—	895	—	895
Other comprehensive loss, net of tax	—	—	—	(334)	(334)
Total comprehensive income					561
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2015 (1)	3	2,465	1,176	395	4,039
Comprehensive income:
Net income	—	—	686	—	686
Other comprehensive income, net of tax	—	—	—	62	62
Total comprehensive income					748
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,000)	—	(1,000)
Balances at December 31, 2016	$3	$2,466	$862	$457	$3,788
(1) Prior period retained earnings have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Cash Flows from Operating Activities
Net income	$686	$895	$965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	40	18	8
Deferred income tax expense (benefit)	5	(91)	209
Contractholder and policyholder charges, non-cash	(348)	(334)	(329)
Loss from equity method investments	53	18	24
Net realized investment gains	(30)	(13)	(45)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	4	9	7
Changes in operating assets and liabilities:
Deferred acquisition costs	55	(2)	33
Policyholder account balances, future policy benefits and claims, net	338	703	1,375
Derivatives, net of collateral	93	69	(894)
Reinsurance recoverables	(212)	(132)	(107)
Other receivables	(12)	(9)	(4)
Accrued investment income	7	11	20
Other, net	188	407	(357)
Net cash provided by operating activities	867	1,549	905

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	297	158	309
Maturities, sinking fund payments and calls	2,318	2,589	2,848
Purchases	(3,174)	(2,279)	(1,589)
Proceeds from sales, maturities and repayments of mortgage loans	783	618	562
Funding of mortgage loans	(433)	(523)	(523)
Proceeds from sales and collections of other investments	156	115	140
Purchase of other investments	(164)	(158)	(304)
Purchase of land, buildings, equipment and software	(9)	(11)	(8)
Change in policy loans, net	(7)	(18)	(32)
Advance on line of credit to Ameriprise Financial, Inc.	—	—	(15)
Repayment from Ameriprise Financial, Inc. on line of credit	—	—	15
Other, net	82	4	5
Net cash provided by (used in) investing activities	(151)	495	1,408
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$2,086	$2,061	$2,042
Net transfers from (to) separate accounts	127	(171)	(216)
Surrenders and other benefits	(1,932)	(2,714)	(2,440)
Change in short-term borrowings, net	(1)	(1)	(301)
Proceeds from line of credit with Ameriprise Financial, Inc.	22	6	56
Payments on line of credit with Ameriprise Financial, Inc.	(22)	(6)	(206)
Tax adjustment on share-based incentive compensation plan	1	1	1
Cash received for purchased options with deferred premiums	276	16	13
Cash paid for purchased options with deferred premiums	(320)	(373)	(399)
Cash dividends to Ameriprise Financial, Inc.	(1,000)	(800)	(900)
Net cash used in financing activities	(763)	(1,981)	(2,350)
Net increase (decrease) in cash and cash equivalents	(47)	63	(37)
Cash and cash equivalents at beginning of period	370	307	344
Cash and cash equivalents at end of period	$323	$370	$307

Supplemental Disclosures:
Income taxes paid (received), net	$(120)	$(57)	$471
Interest paid on borrowings	1	1	1
Non-cash investing activity:
Partnership commitments not yet remitted	108	45	38
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
In the fourth quarter of 2016, the Company corrected the accrual of commission expense for periods prior to 2013 for certain insurance and annuity products. The balance sheet as of December 31, 2015 has been revised to reflect the immaterial impact of the correction which increased deferred acquisition costs (“DAC”) by $5 million, other assets by $15 million, other liabilities by $46 million, and decreased retained earnings by $26 million. The impact to prior period financial statements was not material.
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
The Company’s principal products are variable deferred annuities, universal life (“UL”) insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) insurance, which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with the universal life products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit riders to their contracts, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) riders.
The Company also offers immediate annuities, fixed deferred annuities, and traditional life and disability income (“DI”) insurance. The Company issues only non-participating life insurance policies which do not pay dividends to policyholders and contractholders.
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

2.	Summary of Significant Accounting Policies
Principles of Consolidation
Effective January 1, 2016, the Company adopted ASU 2015-02 - Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”) using the modified retrospective approach. See Note 3 for additional information on the adoption impact.
A variable interest entity (“VIE”) is an entity that either has equity investors that lack certain essential characteristics of a controlling financial interest (including substantive voting rights, the obligation to absorb the entity’s losses, or the rights to receive the entity’s returns) or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Voting interest entities (“VOEs”) are those entities that do not qualify as a VIE. The Company consolidates VOEs in which it holds a greater than 50% voting interest. The Company generally accounts for entities using the equity method when it holds a greater than 20% but less than 50% voting interest or when the Company exercises significant influence over the entity. All other investments that are not reported at fair value as trading or Available-for-Sale securities are accounted for under the cost method when the Company owns less than a 20% voting interest and does not exercise significant influence.
Pre-adoption of ASU 2015-02
A VIE that meets one of these criteria is assessed for consolidation under one of the following models:

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
Post-adoption of ASU 2015-02
A VIE is consolidated by the reporting entity that determines it has both:

•	the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and

•	the obligation to absorb potentially significant losses or the right to receive potentially significant benefits to the VIE.
All VIEs are assessed for consolidation under this framework. When evaluating entities for consolidation, the Company considers its contractual rights in determining whether it has the power to direct the activities of the VIE that most significantly impact the VIEs economic performance. In determining whether the Company has this power, it considers whether it is acting in a role that enables it to direct the activities that most significantly impact the economic performance of an entity or if it is acting in an agent role.
In determining whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers an analysis of its rights to receive benefits such as investment returns and its obligation to absorb losses associated with any investment in the VIE in conjunction with other qualitative factors. Management and incentive fees that are at market and commensurate with the level of services provided, and where the Company does not hold other interests in the VIE that would absorb more than an insignificant amount of the

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns, are not considered a variable interest and are excluded from the analysis.
The updated guidance has a scope exception for reporting entities with interests in registered money market funds which do not have an explicit support agreement.
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, DAC and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, LTC and DI, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. UL and VUL reinsurance premiums are reported as a reduction of policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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
At December 31, 2016 and 2015, land, buildings, equipment and software were $148 million and $153 million, respectively, net of accumulated depreciation of $144 million and $129 million, respectively. Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $14 million, $15 million and $15 million, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to AFSI advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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
Non-Traditional Long-Duration Products
For non-traditional long-duration products (including variable and fixed annuity contracts, UL and VUL insurance products), DAC are amortized based on projections of estimated gross profits (“EGPs”) over amortization periods equal to the approximate life of the business.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts) and are management’s best estimates. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions. These assumptions are updated whenever it appears that earlier estimates should be revised. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. Management reviews and, where appropriate, adjusts its assumptions with respect to client asset value growth rates on a regular basis. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance. DAC amortization expense recorded in a period when client asset value growth rates exceed management’s near-term estimate will typically be less than in a period when growth rates fall short of management’s near-term estimate.
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
The assumptions for LTC insurance products include interest rates, premium rate increases, persistency rates and morbidity rates. Prior to the third quarter of 2016, these assumptions were management's best estimate from previous loss recognition and thus no longer provided for adverse deviations in experience. In the third quarter of 2016, premium deficiency testing of LTC resulted in further loss recognition and the impairment of all LTC DAC.
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
Separate Account Assets and Liabilities
Separate account assets and liabilities are primarily funds held for the benefit of variable annuity contractholders and variable life insurance policyholders, who have a contractual right to receive the benefits of their contract or policy and bear the related investment risk. Gains and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Company’s Consolidated Statements of Income. Separate account assets are recorded at fair value. Changes in the fair value of separate account assets are offset by changes in the related separate account liabilities.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, liabilities for guaranteed benefits associated with variable annuities and embedded derivatives for variable annuities, EIA and IUL products.
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
Liabilities for both EIA products and indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.
The majority of the variable annuity contracts offered by the Company contain GMDB provisions. When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings, which are referred to as gain gross-up (“GGU”) benefits. In addition, the Company offers contracts containing GMWB and GMAB provisions, and until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions. See Note 10 for information regarding the variable annuity guarantees.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contracts. As with DAC, management reviews and, where appropriate, adjusts its assumptions each quarter. Unless management identifies a material deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuates based on equity, interest rate and credit markets and the estimate of the Company’s current nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. See Note 13 for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for unpaid amounts on reported DI and LTC claims include any periodic or other benefit amounts due and accrued, along with estimates of the present value of obligations for continuing benefit payments. These unpaid amounts are calculated using anticipated claim continuance rates based on established industry tables, adjusted as appropriate for the Company’s experience. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts.
Liabilities for estimated benefits payable on claims that have been incurred but not yet reported are based on periodic analysis of the actual time lag between when a claim occurs and when it is reported.
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC insurance policies are based on the net level premium method, using anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
For term life, whole life, DI and LTC policies, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a change to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management’s best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
See Note 9 for information regarding the liabilities for traditional long-duration products.
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using estimated gross profits, similar to DAC. The unearned revenue liability is recorded in other liabilities and the amortization is recorded in policy and contract charges.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 19 for additional information on the Company’s valuation allowance.
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
Mortality and expense risk fees are generated directly and indirectly based on a percentage of the fair value of assets held in the Company’s separate accounts and recognized when assessed. Variable annuity guaranteed benefit rider charges, cost of insurance charges on UL and VUL insurance and contract charges (net of reinsurance premiums and cost of reinsurance for universal life insurance products) and surrender charges on annuities and UL and VUL insurance are recognized as revenue when assessed.
Realized gains and losses on the sale of securities, other than equity method investments, are recognized using the specific identification method, on a trade date basis.
Fees received under marketing support and distribution services arrangements are recognized as revenue when earned.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Adoption of New Accounting Standards
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB updated the accounting standards related to the recognition of income tax impacts on intra-entity transfers. The update requires entities to recognize the income tax consequences of intra-entity transfers, other than inventory, upon the transfer of the asset. The update requires the selling entity to recognize a current tax expense or benefit and the purchasing entity to recognize a deferred tax asset or liability when the transfer occurs. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows. The update includes amendments to address diversity in practice for the classification of eight specific cash flow activities. The specific amendments the Company is evaluating include the classification of debt prepayment and extinguishment costs, contingent consideration payments, proceeds from insurance settlements and corporate owned life insurance settlements, distributions from equity method investees and the application of the predominance principle to separately identifiable cash flows. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and all amendments must be adopted during the same period. The Company will early adopt the standard for the interim period ending March 31, 2017 on a retrospective basis. The adoption of the standard will not have a material impact on the Company’s consolidated cash flows.
Financial Instruments – Measurement of Credit Losses
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
Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The update is not expected to have a material impact on the consolidated financial condition and results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the Company does not expect the update to have an impact on these revenues. The Company’s implementation efforts include the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company is reviewing certain payments received to determine whether they should be presented as revenue or as a reduction of expense. The Company does not expect a material impact to the timing of revenue recognition; however, the Company’s implementation effort to assess the impact of the standard on its consolidated financial condition, results of operations, and disclosure is still in process.

4.	Variable Interest Entities
The Company has variable interests in affordable housing partnerships for which it is not the primary beneficiary and therefore does not consolidate. The Company’s maximum exposure to loss as a result of its investments in affordable housing partnerships is limited to the carrying value of these investments. The carrying value is reflected in other investments and was $574 million and $517 million as of December 31, 2016 and 2015, respectively. The Company has no obligation to provide financial or other support to the affordable housing partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the affordable housing partnerships.
In addition, the Company has variable interests in partnerships that invest in multi-family residential properties that were originally developed with an affordable housing component. The purpose of the partnership is to improve the properties to be sold to affordable housing developers. The Company is not the primary beneficiary and therefore does not consolidate the partnerships. The Company’s maximum exposure to loss as a result of its investment in the partnerships is limited to the carrying value of the investment, which is reflected in other investments and was $20 million as of December 31, 2016. The Company has no obligation to provide financial or other support to the partnerships in addition to liabilities already recorded for future funding commitments nor has it provided any additional support to the partnerships.
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its carrying value. The carrying value is included in Available-for-Sale fixed maturities on the Consolidated Balance Sheets. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments. See Note 5 for additional information on these structured investments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,105	$1,060	$(53)	$14,112	$—
Residential mortgage backed securities	3,386	72	(43)	3,415	(4)
Commercial mortgage backed securities	2,837	58	(38)	2,857	—
State and municipal obligations	1,092	161	(24)	1,229	—
Asset backed securities	790	26	(11)	805	—
Foreign government bonds and obligations	251	17	(7)	261	—
U.S. government and agencies obligations	3	—	—	3	—
Total fixed maturities	21,464	1,394	(176)	22,682	(4)
Common stocks	4	6	—	10	3
Total	$21,468	$1,400	$(176)	$22,692	$(1)

Description of Securities	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,764	$891	$(281)	$14,374	$2
Residential mortgage backed securities	3,015	96	(36)	3,075	(8)
Commercial mortgage backed securities	2,081	68	(13)	2,136	—
State and municipal obligations	1,023	153	(27)	1,149	—
Asset backed securities	748	33	(5)	776	—
Foreign government bonds and obligations	217	17	(11)	223	—
U.S. government and agencies obligations	38	1	—	39	—
Total fixed maturities	20,886	1,259	(373)	21,772	(6)
Common stocks	2	5	—	7	3
Total	$20,888	$1,264	$(373)	$21,779	$(3)
 (1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2016 and 2015, investment securities with a fair value of $1.5 billion and $862 million, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $428 million and $408 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2016 and 2015, fixed maturity securities comprised approximately 83% and 81%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. At December 31, 2016 and 2015, approximately $944 million and $1.1 billion, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2016			December 31, 2015
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,671	$5,728	25%	$4,661	$4,806	22%
AA	1,013	1,177	5	1,010	1,185	5
A	3,767	4,167	19	3,749	4,101	19
BBB	9,584	10,190	45	9,964	10,278	47
Below investment grade	1,429	1,420	6	1,502	1,402	7
Total fixed maturities	$21,464	$22,682	100%	$20,886	$21,772	100%
At December 31, 2016 and 2015, approximately 40% and 47%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	114	$1,502	$(26)	33	$319	$(27)	147	$1,821	$(53)
Residential mortgage backed securities	56	1,282	(25)	56	324	(18)	112	1,606	(43)
Commercial mortgage backed securities	80	1,378	(37)	1	11	(1)	81	1,389	(38)
State and municipal obligations	18	66	(3)	2	105	(21)	20	171	(24)
Asset backed securities	23	231	(6)	12	114	(5)	35	345	(11)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Total	298	$4,489	$(98)	119	$896	$(78)	417	$5,385	$(176)

Description of Securities	December 31, 2015
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	253	$3,703	$(208)	35	$300	$(73)	288	$4,003	$(281)
Residential mortgage backed securities	36	535	(7)	59	526	(29)	95	1,061	(36)
Commercial mortgage backed securities	45	568	(12)	3	33	(1)	48	601	(13)
State and municipal obligations	9	40	(1)	2	101	(26)	11	141	(27)
Asset backed securities	21	241	(5)	—	—	—	21	241	(5)
Foreign government bonds and obligations	9	39	(2)	15	27	(9)	24	66	(11)
Total	373	$5,126	$(235)	114	$987	$(138)	487	$6,113	$(373)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a tightening of corporate bond credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	December 31,
	2016	2015	2014
	(in millions)
Beginning balance	$33	$33	$54
Credit losses for which an other-than-temporary impairment was not previously recognized	—	—	1
Reductions for securities sold during the period (realized)	(12)	—	(22)
Ending balance	$21	$33	$33
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Gross realized investment gains	$29	$30	$51
Gross realized investment losses	(12)	(17)	(6)
Other-than-temporary impairments	—	(7)	(5)
Total	$17	$6	$40
Other-than-temporary impairments for the years ended December 31, 2015 and 2014 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity at December 31, 2016 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$694	$704
Due after one year through five years	5,766	6,090
Due after five years through 10 years	4,282	4,386
Due after 10 years	3,709	4,425
	14,451	15,605
Residential mortgage backed securities	3,386	3,415
Commercial mortgage backed securities	2,837	2,857
Asset backed securities	790	805
Common stocks	4	10
Total	$21,468	$22,692
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of net investment income:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Fixed maturities	$997	$1,034	$1,112
Mortgage loans	149	177	183
Other investments	8	33	29
	1,154	1,244	1,324
Less: investment expenses	26	26	30
Total	$1,128	$1,218	$1,294
Net realized investment gains are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Fixed maturities	$17	$6	$40
Mortgage loans	10	—	—
Other investments	(1)	(2)	(2)
Total	$26	$4	$38

6.	Financing Receivables
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
The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2016	2015	2014
	(in millions)
Beginning balance	$25	$28	$28
Charge-offs	(3)	(4)	(2)
Provisions	3	1	2
Ending balance	$25	$25	$28

Individually evaluated for impairment	$2	$4	$9
Collectively evaluated for impairment	23	21	19
The recorded investment in financing receivables by impairment method was as follows:

	December 31,
	2016	2015
	(in millions)
Individually evaluated for impairment	$10	$25
Collectively evaluated for impairment	3,275	3,657
Total	$3,285	$3,682

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2016 and 2015, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $5 million and $12 million, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company purchased $73 million, $106 million and $180 million, respectively, and sold $250 million, $15 million and $13 million, respectively. The loans purchased consisted of syndicated loans. The loans sold during 2016 primarily consisted of residential mortgage loans, which were sold in the first quarter of 2016. See below for additional discussion on the sale of these loans. The loans sold during 2015 and 2014 primarily consisted of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2 million and $8 million as of December 31, 2016 and 2015, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil and 1% of total commercial mortgage loans at December 31, 2016 and 2015, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in millions)
South Atlantic	$753	$746	29%	28%
Pacific	722	709	28	27
Mountain	234	242	9	9
West North Central	212	217	8	8
East North Central	195	208	8	8
Middle Atlantic	191	203	7	8
West South Central	122	128	5	5
New England	84	115	3	4
East South Central	80	68	3	3
	2,593	2,636	100%	100%
Less: allowance for loan losses	19	19
Total	$2,574	$2,617

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in millions)
Retail	$916	$947	35%	36%
Office	473	522	18	20
Apartments	483	473	19	18
Industrial	430	444	17	17
Mixed use	42	35	2	1
Hotel	41	34	1	1
Other	208	181	8	7
	2,593	2,636	100%	100%
Less: allowance for loan losses	19	19
Total	$2,574	$2,617
Residential Mortgage Loans
The recorded investment in residential mortgage loans at December 31, 2016 and 2015 was $300 million and $594 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as LTV and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of December 31, 2016 and 2015, no allowance for loan losses was recorded.
On March 30, 2016, the Company sold $250 million (amortized cost, net of unamortized discount) of its residential mortgage loans to an unaffiliated third party. The Company received cash proceeds of $260 million and recognized a gain of $10 million. As a result of the sale, the Company’s unamortized discount related to its residential mortgage loans was reduced from $21 million at December 31, 2015 to nil at December 31, 2016.
As of December 31, 2016 and 2015, approximately 2% and 4%, respectively, of residential mortgage loans had FICO scores below 640. As of December 31, 2016 and 2015, nil and approximately 1%, respectively, of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans is in California representing 52% and 37% of the portfolio as of December 31, 2016 and 2015, respectively, and in Colorado and Washington representing 18% and 13%, respectively, of the portfolio as of December 31, 2016. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans at December 31, 2016 and 2015 was $392 million and $452 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans at December 31, 2016 and 2015 were $1 million and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of December 31, 2016, 2015 and 2014. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2016, 2015 and 2014. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

7.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations. To the extent that expectations change as a result of this review, management updates valuation assumptions. The impact of unlocking for the year ended December 31, 2016 primarily reflected continued low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business resulted in loss recognition due to continued low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The impact of unlocking for the year ended December 31, 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the low interest rate environment partially offset by improved persistency. The impact of unlocking for the year ended December 31, 2014 primarily reflected lower than previously assumed interest rates partially offset by improved persistency and mortality experience and a benefit from updating the Company’s variable annuity living benefit withdrawal utilization assumption.
The balances of and changes in DAC were as follows:

	2016		2015	2014
	(in millions)
Balance at January 1(1)	$2,693		$2,581	$2,638
Capitalization of acquisition costs	279	(2)	275	260
Amortization, excluding the impact of valuation assumptions review	(253)		(267)	(286)
Amortization, impact of valuation assumptions review	(81)	(3)	(6)	(7)
Impact of change in net unrealized securities (gains) losses	(27)		110	(24)
Balance at December 31(1)	$2,611		$2,693	$2,581
(1) Prior period DAC balances have been restated for the correction of the commission expense accrual for certain insurance and annuity products. See Note 1 for more information.
(2) Includes a $27 million benefit for the release of the deferred reinsurance liability in connection with the loss recognition on LTC business. The benefit was reported in other insurance and operating expenses on the Consolidated Statements of Income.
(3) Includes a $58 million expense related to the loss recognition on LTC business.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2016	2015	2014
	(in millions)
Balance at January 1	$334	$361	$409
Capitalization of sales inducement costs	5	4	5
Amortization, excluding the impact of valuation assumptions review	(42)	(52)	(52)
Amortization, impact of valuation assumptions review	4	1	(2)
Impact of change in net unrealized securities losses	—	20	1
Balance at December 31	$301	$334	$361

8.	Reinsurance
The Company reinsures a portion of the insurance risks associated with its traditional life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. Reinsurance contracts do not relieve the Company from its primary obligation to policyholders.
The Company generally reinsures 90% of the death benefit liability for new term life insurance policies beginning in 2001 (RiverSource Life of NY began in 2002) and new individual UL and VUL insurance policies beginning in 2002 (2003 for RiverSource Life of NY). Policies issued prior to these dates are not subject to these same reinsurance levels.
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to its universal life product with long term care benefits.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maximum amount of life insurance risk the Company will retain is $10 million on a single life and $10 million on any flexible premium survivorship life policy; however, reinsurance agreements are in place such that retaining more than $1.5 million of insurance risk on a single life or a flexible premium survivorship life policy is very unusual. Risk on UL and VUL policies is reinsured on a yearly renewable term basis. Risk on most term life policies starting in 2001 (2002 for RiverSource Life of NY) is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionally in all material risks and premiums associated with a policy.
The Company also has life insurance and fixed annuity risk previously assumed under reinsurance arrangements with unaffiliated insurance companies.
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only.
Generally, the Company retains at most $5,000 per month of risk per life on DI policies sold on policy forms introduced in most states starting in 2007 (2010 for RiverSource Life of NY) and reinsures the remainder of the risk on a coinsurance basis with unaffiliated reinsurance companies. The Company retains all risk for new claims on DI contracts sold on other policy forms introduced prior to 2007 (2010 for RiverSource Life of NY). The Company also retains all risk on accidental death benefit claims and substantially all risk associated with waiver of premium provisions.
At December 31, 2016 and 2015, traditional life and UL insurance in force aggregated $196.5 billion and $196.3 billion, respectively, of which $142.4 billion and $144.2 billion, respectively, were reinsured at the respective year ends. Life insurance in force is reported on a statutory basis.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Direct premiums	$642	$629	$645
Reinsurance ceded	(225)	(223)	(222)
Net premiums	$417	$406	$423
Policy and contract charges are presented on the Consolidated Statements of Income net of $110 million, $107 million and $94 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2016, 2015 and 2014, respectively.
Reinsurance recovered on all contracts was $318 million, $287 million and $253 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Reinsurance recoverables include approximately $2.0 billion and $1.9 billion related to LTC risk ceded to Genworth as of December 31, 2016 and 2015, respectively. Included in policyholder account balances, future policy benefits and claims is $529 million and $551 million related to previously assumed reinsurance arrangements as of December 31, 2016 and 2015, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2016		2015
	(in millions)
Policyholder account balances
Fixed annuities	$10,565		$11,239
Variable annuity fixed sub-accounts	5,211		4,912
VUL/UL insurance	3,007		2,897
IUL insurance	1,054		808
Other life insurance	758		794
Total policyholder account balances	20,595		20,650
Future policy benefits
Variable annuity GMWB	1,017		1,057
Variable annuity GMAB	(24)	(1)	—
Other annuity liabilities	64		31
Fixed annuities life contingent liabilities	1,497		1,501
EIA(2)	25		27
Life, DI and LTC insurance	5,556		5,112
VUL/UL and other life insurance additional liabilities	588		452
Total future policy benefits	8,723		8,180
Policy claims and other policyholders’ funds	196		199
Total policyholder account balances, future policy benefits and claims	$29,514		$29,029
 (1) Includes the fair value of GMAB embedded derivatives that was a net asset at December 31, 2016 reported as a contra liability.
(2) Includes approximately $23 million and $25 million of policyholder account balances as of December 31, 2016 and 2015, respectively.
Fixed Annuities
Fixed annuities include both deferred and payout contracts. Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.71% to 9.38% at December 31, 2016, depending on year of issue, with an average rate of approximately 4.37%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Company’s EIA product is a single premium deferred fixed annuity. The contract is issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500® Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to EIA. In 2007, the Company discontinued new sales of EIA.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
IUL is a universal life policy that includes an equity indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company currently hedges the interest rate risk related to the equity indexed account with derivative instruments. See Note 17 for additional information regarding the Company's derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as disability products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.
The liability for estimates of benefits that will become payable on future claims on term life, whole life, DI and LTC policies is based on the net level premium and includes the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 3% to 10% at December 31, 2016. Anticipated interest rates for DI policies ranged from 3% to 7.5% at December 31, 2016 and for LTC policies ranged from 5.9% to 6.5% at December 31, 2016.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.75% and 6.25% for DI and LTC claims, respectively, at December 31, 2016.
Portions of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the policy. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the policy. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges.
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2016	2015
	(in millions)
Variable annuity	$69,606	$69,333
VUL insurance	6,659	6,637
Other insurance	33	34
Total	$76,298	$76,004

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
The GMDB and GGU provisions provide a specified minimum return upon death of the contractholder. The death benefit payable is the greater of (i) the contract value less any purchase payment credits subject to recapture less a pro-rata portion of any rider fees, or (ii) the GMDB provisions specified in the contract. The Company has the following primary GMDB provisions:

•	Return of premium – provides purchase payments minus adjusted partial surrenders.

•
Reset – provides that the value resets to the account value every sixth contract anniversary minus adjusted partial surrenders. This provision was often provided in combination with the return of premium provision and is no longer offered.

•	Ratchet – provides that the value ratchets up to the maximum account value at specified anniversary intervals, plus subsequent purchase payments less adjusted partial surrenders.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2016				December 31, 2015
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$56,143	$54,145	$208	65	$54,716	$52,871	$297	65
Five/six-year reset	8,878	6,170	22	66	9,307	6,731	78	65
One-year ratchet	6,426	6,050	110	68	6,747	6,379	266	67
Five-year ratchet	1,542	1,483	7	64	1,613	1,556	20	63
Other	965	942	86	71	887	869	82	71
Total — GMDB	$73,954	$68,790	$433	65	$73,270	$68,406	$743	65

GGU death benefit	$1,047	$996	$108	68	$1,056	$1,004	$113	67

GMIB	$245	$227	$13	68	$270	$251	$17	68

GMWB:
GMWB	$2,650	$2,642	$2	70	$3,118	$3,109	$2	69
GMWB for life	39,436	39,282	495	66	37,301	37,179	330	66
Total — GMWB	$42,086	$41,924	$497	66	$40,419	$40,288	$332	66

GMAB	$3,484	$3,476	$21	59	$4,018	$4,006	$31	58
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2016		December 31, 2015
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,376	64	$6,601	63
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2014	$4	$6	$(383)	$(62)	$206
Incurred claims	9	1	1,076	21	75
Paid claims	(4)	—	—	—	(18)
Balance at December 31, 2014	9	7	693	(41)	263
Incurred claims	10	1	364	41	92
Paid claims	(5)	—	—	—	(23)
Balance at December 31, 2015	14	8	1,057	—	332
Incurred claims	11	1	(40)	(23)	127
Paid claims	(9)	(1)	—	(1)	(25)
Balance at December 31, 2016	$16	$8	$1,017	$(24)	$434
(1) The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2016	2015
	(in millions)
Mutual funds:
Equity	$40,622	$39,806
Bond	23,142	23,700
Other	5,326	5,241
Total mutual funds	$69,090	$68,747
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2016, 2015 and 2014.

11.	Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of December 31, 2016 and 2015.
RiverSource Life Insurance Co. of New York, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life Insurance Co. of New York’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of December 31, 2016 and 2015.
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of December 31, 2016 and 2015.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of December 31, 2016 and 2015, the Company has pledged $33 million and $30 million, respectively, of agency residential mortgage backed securities and $19 million and $22 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both December 31, 2016 and 2015 was $50 million. The remaining maturity of outstanding repurchase agreements was less than three months and less than one month as of December 31, 2016 and 2015, respectively. The weighted average annualized interest rate on the repurchase agreements held as of December 31, 2016 and 2015 was 0.9% and 0.5%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $771 million and $290 million as of December 31, 2016 and 2015, respectively. The amount of the Company’s liability including accrued interest as of both December 31, 2016 and 2015 was $150 million. The remaining maturity of outstanding FHLB advances was less than four months and less than three months as of December 31, 2016 and 2015, respectively. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2016 and 2015 was 0.8% and 0.5%, respectively.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,955	$1,157	$14,112
Residential mortgage backed securities	—	3,300	115	3,415
Commercial mortgage backed securities	—	2,857	—	2,857
State and municipal obligations	—	1,229	—	1,229
Asset backed securities	—	792	13	805
Foreign government bonds and obligations	—	261	—	261
U.S. government and agencies obligations	3	—	—	3
Total Available-for-Sale securities: Fixed maturities	3	21,394	1,285	22,682
Common stocks	6	4	—	10
Cash equivalents	—	302	—	302
Other assets:
Interest rate derivative contracts	—	1,735	—	1,735
Equity derivative contracts	42	1,481	—	1,523
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	—	80	—	80
Other derivative contracts	1	6	—	7
Total other assets	43	3,303	—	3,346
Separate account assets measured at NAV				76,298	(1)
Total assets at fair value	$52	$25,003	$1,285	$102,638

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(2)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(3)
Other liabilities:
Interest rate derivative contracts	1	964	—	965
Equity derivative contracts	2	1,986	—	1,988
Foreign exchange derivative contracts	2	45	—	47
Other derivative contracts	—	1	—	1
Total other liabilities	5	2,996	—	3,001
Total liabilities at fair value	$5	$3,001	$1,078	$4,084

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$13,139	$1,235	$14,374
Residential mortgage backed securities	—	3,054	21	3,075
Commercial mortgage backed securities	—	2,133	3	2,136
State and municipal obligations	—	1,149	—	1,149
Asset backed securities	—	643	133	776
Foreign government bonds and obligations	—	223	—	223
U.S. government and agencies obligations	4	35	—	39
Total Available-for-Sale securities: Fixed maturities	4	20,376	1,392	21,772
Common stocks	3	4	—	7
Cash equivalents	48	285	—	333
Other assets:
Interest rate derivative contracts	—	1,882	—	1,882
Equity derivative contracts	92	1,477	—	1,569
Credit derivative contracts	—	2	—	2
Foreign exchange derivative contracts	1	54	—	55
Total other assets	93	3,415	—	3,508
Separate account assets measured at NAV				76,004	(1)
Total assets at fair value	$148	$24,080	$1,392	$101,624

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	364	364
GMWB and GMAB embedded derivatives	—	—	851	851	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,215	1,220	(5)
Other liabilities:
Interest rate derivative contracts	—	948	—	948
Equity derivative contracts	45	1,930	—	1,975
Foreign exchange derivative contracts	1	16	—	17
Total other liabilities	46	2,894	—	2,940
Total liabilities at fair value	$46	$2,899	$1,215	$4,160
(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 3 for further information.
(2) The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position at December 31, 2016.
(3) The Company’s adjustment for nonperformance risk resulted in a $498 million cumulative decrease to the embedded derivatives at December 31, 2016.
(4) The fair value of the GMWB and GMAB embedded derivatives included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position at December 31, 2015.
(5) The Company’s adjustment for nonperformance risk resulted in a $398 million cumulative decrease to the embedded derivatives at December 31, 2015.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,235	$21	$3	$133	$1,392		$—
Total gains (losses) included in:
Net income	1	—	—	1	2	(1)	(2)	(4)
Other comprehensive income	(1)	(1)	—	—	(2)		—
Purchases	47	134	42	—	223		2
Settlements	(126)	(9)	(3)	(1)	(139)		—
Transfers into Level 3	1	—	—	12	13		—
Transfers out of Level 3	—	(30)	(42)	(132)	(204)		—
Balance, December 31, 2016	$1,157	$115	$—	$13	$1,285		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$1	$—	$—	$—	$1	(1)	$(2)	(4)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	13	(3)	(511)	(4)	(498)
Issues	115		295		410
Settlements	(28)		(21)		(49)
Balance, December 31, 2016	$464		$614		$1,078

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2016	$13	(3)	$(448)	(4)	$(435)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale Securities: Fixed Maturities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603		$1
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	—
Other comprehensive income	(21)	—	—	(2)	(23)		(1)
Purchases	153	67	32	16	268		—
Settlements	(238)	(4)	(7)	(2)	(251)		—
Transfers into Level 3	—	—	6	14	20		—
Transfers out of Level 3	(11)	(51)	(118)	(45)	(225)		—
Balance, December 31, 2015	$1,235	$21	$3	$133	$1,392		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2015	$(1)	$—	$—	$1	$—	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total losses included in:
Net income	27	(3)	105	(4)	132
Issues	114		271		385
Settlements	(19)		(4)		(23)
Balance, December 31, 2015	$364		$851		$1,215

Changes in unrealized losses relating to liabilities held at December 31, 2015	$27	(3)	$127	(4)	$154

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Available-for-Sale Securities: Fixed Maturities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2014	$1,516	$58	$30	$218	$1,822		$—
Total gains (losses) included in:
Net income	—	—	1	1	2	(2)	—
Other comprehensive income	(1)	—	(3)	3	(1)		—
Purchases	139	11	39	—	189		1
Sales	(17)	—	—	—	(17)		—
Settlements	(276)	(3)	(1)	(2)	(282)		—
Transfers into Level 3	—	—	78	—	78		1
Transfers out of Level 3	(8)	(57)	(54)	(69)	(188)		(1)
Balance, December 31, 2014	$1,353	$9	$90	$151	$1,603		$1

Changes in unrealized gains (losses) relating to assets held at December 31, 2014	$(1)	$—	$1	$1	$1	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2014	$125		$(575)		$(450)
Total losses included in:
Net income	40	(3)	811	(4)	851
Issues	90		254		344
Settlements	(13)		(11)		(24)
Balance, December 31, 2014	$242		$479		$721

Changes in unrealized losses relating to liabilities held at December 31, 2014	$40	(3)	$811	(4)	$851
(1) Included in net investment income in the Consolidated Statements of Income.
(2) Represents a $1 million gain included in net investment income and a $1 million gain in net realized investment gains in the Consolidated Statements of Income.
(3) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(4) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $98 million, $74 million and $124 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2016, 2015 and 2014, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,154	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	2.5%	1.3%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk(1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	75.6%
			Surrender rate	0.1%	-	66.4%
			Market volatility(3)	5.3%	-	21.2%
			Nonperformance risk(1)	82 bps

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,221	Discounted cash flow	Yield/spread to U.S. Treasuries	1.1%	-	3.8%	1.6%
IUL embedded derivatives	$364	Discounted cash flow	Nonperformance risk(1)	68 bps
GMWB and GMAB embedded derivatives	$851	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	75.6%
			Surrender rate	0.0%	-	59.1%
			Market volatility(3)	5.4%	-	21.5%
			Nonperformance risk(1)	68 bps
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge program. See Note 17 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial at December 31, 2016 and 2015. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 17 for further information on the macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial at December 31, 2016 and 2015. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value.

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,874	$—	$—	$2,865	$2,865
Policy loans	830	—	—	807	807
Other investments	402	—	364	43	407

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Short-term borrowings	200	—	200	—	200
Other liabilities	177	—	—	169	169
Separate account liabilities measured at NAV	341				341	(1)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$3,211	$—	$—	$3,254	$3,254
Policy loans	823	—	—	803	803
Other investments	463	—	416	33	449

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$11,523	$—	$—	$12,424	$12,424
Short-term borrowings	200	—	200	—	200
Other liabilities	117	—	—	113	113
Separate account liabilities measured at NAV	360				360	(1)

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. See Note 3 for further information.

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
CMIA is the investment advisor for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders. The Company provides marketing, administrative and shareholder services on behalf of CMIA and is compensated for the services it provides. For the years ended December 31, 2016, 2015 and 2014, the Company earned $313 million, $311 million and $295 million, respectively, from CMIA for these services.
Columbia Management Investment Distributors, Inc. (“CMID”), an affiliate of the Company, is the principal underwriter and distributor for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders. The Company provides distribution services to assist in the promotion, distribution and account servicing of shares of the portfolios of the Company’s variable products and is compensated for providing these services. For the years ended December 31, 2016, 2015 and 2014, the Company earned $158 million, $162 million and $158 million, respectively, from CMID for these services.
Columbia Management Investment Services Corp. (“CMIS”), an affiliate of the Company, is the transfer agent that processes transactions related to the Company’s variable products. The Company provides shareholder services related to these transactions and is compensated for providing these services. For the years ended December 31, 2016, 2015 and 2014, the Company earned $40 million, $41 million and $40 million, respectively, from CMIS for these services.
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $400 million, $437 million and $431 million for the years ended December 31, 2016, 2015 and 2014, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Cash dividends paid to Ameriprise Financial	$1,000	$800	$900
Cash dividends received from RiverSource Life of NY	50	25	24
Cash dividend received from RTA	15	—	30
Cash dividend received from RiverSource REO 1, LLC (1)	31	—	—
(1) RiverSource REO 1, LLC is a wholly owned subsidiary of RiverSource Life Insurance Company which holds foreclosed mortgage loans and real estate.
On February 8, 2017, the Company's board of directors declared a cash dividend of $300 million to Ameriprise Financial, payable on or before March 20, 2017, pending approval by the Minnesota Department of Commerce.
For dividends from the life insurance companies, advance notification was provided to state insurance regulators prior to all dividend payments. See Note 15 for additional information.
During the year ended December 31, 2014, RiverSource Life Insurance Company made cash contributions to RTA of $15 million for ongoing funding commitments related to affordable housing partnership investments.
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due to (from) Ameriprise Financial for federal income taxes was $168 million and $(88) million at December 31, 2016 and 2015, respectively, which is reflected in Other, net within operating activities on the Consolidated Statements of Cash Flows.

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
State insurance statutes contain limitations as to the amount of dividends or distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, dividends or distributions in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $275 million and $954 million as of December 31, 2016 and 2015, respectively.
In addition, dividends or distributions, whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $3.0 billion and $3.7 billion at December 31, 2016 and 2015, respectively.
Statutory net gain from operations and net income are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Statutory net gain from operations(1)	$834	$1,033	$1,412
Statutory net income(1)	322	633	1,154
(1) Statutory net gain (loss) from operations and statutory net income (loss) are significantly impacted by changes in reserves for variable annuity guaranteed benefits, however, these impacts are substantially offset by unrealized gains (losses) on derivatives which are not included in statutory income but are recorded directly to surplus.
Government debt securities of $4 million and $5 million at December 31, 2016 and 2015, respectively, were on deposit with various states as required by law.

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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,822	$—	$2,822	$(2,161)	$(374)	$(235)	$52
OTC cleared	510	—	510	(507)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	$3,346	$—	$3,346	$(2,670)	$(377)	$(235)	$64

	December 31, 2015
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,051	$—	$3,051	$(2,293)	$(354)	$(320)	$84
OTC cleared	417	—	417	(313)	(102)	—	2
Exchange-traded	40	—	40	(3)	—	—	37
Total derivatives	$3,508	$—	$3,508	$(2,609)	$(456)	$(320)	$123

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,481	$—	$2,481	$(2,161)	$—	$(312)	$8
OTC cleared	515	—	515	(507)	(8)	—	—
Exchange-traded	5	—	5	(2)	—	—	3
Total derivatives	3,001	—	3,001	(2,670)	(8)	(312)	11
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,051	$—	$3,051	$(2,670)	$(8)	$(362)	$11

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,624	$—	$2,624	$(2,293)	$—	$(331)	$—
OTC cleared	313	—	313	(313)	—	—	—
Exchange-traded	3	—	3	(3)	—	—	—
Total derivatives	2,940	—	2,940	(2,609)	—	(331)	—
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,990	$—	$2,990	$(2,609)	$—	$(381)	$—
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Repurchase agreements are reflected in short-term borrowings. See Note 17 for additional disclosures related to the Company’s derivative instruments and Note 12 for additional disclosures related to the Company’s repurchase agreements.

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$71,019	$1,735	$965	$62,591	$1,882	$948
Equity contracts	59,401	1,523	1,988	69,009	1,569	1,975
Credit contracts	1,039	1	—	600	2	—
Foreign exchange contracts	4,494	80	47	4,155	55	17
Other contracts	1,258	7	1	2,150	—	—
Total non-designated hedges	137,211	3,346	3,001	138,505	3,508	2,940

Embedded derivatives
GMWB and GMAB (3)	N/A	—	614	N/A	—	851
IUL	N/A	—	464	N/A	—	364
EIA	N/A	—	5	N/A	—	5
Total embedded derivatives	N/A	—	1,083	N/A	—	1,220
Total derivatives	$137,211	$3,346	$4,084	$138,505	$3,508	$4,160
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
(3) The fair value of the GMWB and GMAB embedded derivatives at December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives at December 31, 2015 included $994 million of individual contracts in a liability position and $143 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
At December 31, 2016 and 2015, investment securities with a fair value of $235 million and $323 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $118 million and $193 million, respectively, may be sold, pledged or rehypothecated by the Company. At December 31, 2016 and 2015, the Company had sold, pledged, or rehypothecated $19 million and nil, respectively, of these securities. In addition, at December 31, 2016 and 2015, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a summary of the impact of derivatives not designated as hedging instruments on the Consolidated Statements of Income:

	Net Investment Income	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Year Ended December 31, 2016
Interest rate contracts	$—	$—	$38
Equity contracts	—	20	(836)
Credit contracts	—	—	2
Other contracts	—	—	(23)
GMWB and GMAB embedded derivatives	—	—	237
IUL embedded derivatives	—	15	—
Total gain (loss)	$—	$35	$(582)

Year Ended December 31, 2015
Interest rate contracts	$—	$—	$241
Equity contracts	—	(10)	(304)
Credit contracts	—	—	(1)
Foreign exchange contracts	—	—	13
Other contracts	—	—	(14)
GMWB and GMAB embedded derivatives	—	—	(372)
IUL embedded derivatives	—	(8)	—
EIA embedded derivatives	—	1	—
Total loss	$—	$(17)	$(437)

Year Ended December 31, 2014
Interest rate contracts	$3	$—	$1,122
Equity contracts	—	21	(304)
Credit contracts	—	—	(33)
Foreign exchange contracts	—	—	(9)
Other contracts	—	—	(1)
GMWB and GMAB embedded derivatives	—	—	(1,054)
IUL embedded derivatives	—	(27)	—
EIA embedded derivatives	—	(2)	—
Total gain (loss)	$3	$(8)	$(279)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of December 31, 2016:

	Premiums Payable	Premiums Receivable
	(in millions)
2017	$251	$75
2018	208	128
2019	253	169
2020	175	98
2021	166	106
2022-2026	570	131
Total	$1,623	$707
Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses futures, options and swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are either interest rate contracts or equity contracts. The Company’s macro hedge derivatives are included in Other contracts in the tables above.
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
Cash Flow Hedges
During the year ended December 31, 2016, the Company held no derivatives that were designated as cash flow hedges. At December 31, 2016, the Company expects to reclassify $5 million of deferred loss on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the years ended December 31, 2016 and 2015, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2016, 2015 and 2014, the amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 18 for a summary of net unrealized losses included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. At December 31, 2016 and 2015,

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $206 million and $243 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2016 and 2015 was $198 million and $243 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position at December 31, 2016 and 2015 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $8 million and nil, respectively.

18.	Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Year Ended December 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$350	$(124)	$226
Reclassification of net securities gains included in net income (2)	(17)	6	(11)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(242)	85	(157)
Net unrealized securities gains	91	(33)	58

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	6	(2)	4
Net unrealized derivatives gains	6	(2)	4

Other comprehensive income	$97	$(35)	$62

	Year Ended December 31, 2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities losses:
Net unrealized securities losses arising during the period (1)	$(997)	$351	$(646)
Reclassification of net securities gains included in net income (2)	(6)	2	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	480	(168)	312
Net unrealized securities losses	(523)	185	(338)

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	6	(2)	4
Net unrealized derivatives gains	6	(2)	4

Other comprehensive loss	$(517)	$183	$(334)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2014
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$445	$(156)	$289
Reclassification of net securities gains included in net income (2)	(40)	14	(26)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(290)	101	(189)
Net unrealized securities gains	115	(41)	74

Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	7	(2)	5
Net unrealized derivatives gains	7	(2)	5

Other comprehensive income	$122	$(43)	$79
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains (Losses)		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, January 1, 2014	$667		$(17)	$650
OCI before reclassifications	100		—	100
Amounts reclassified from AOCI	(26)		5	(21)
Total OCI	74		5	79
Balance, December 31, 2014	741	(1)	(12)	729
OCI before reclassifications	(334)		—	(334)
Amounts reclassified from AOCI	(4)		4	—
Total OCI	(338)		4	(334)
Balance, December 31, 2015	403	(1)	(8)	395
OCI before reclassifications	69		—	69
Amounts reclassified from AOCI	(11)		4	(7)
Total OCI	58		4	62
Balance, December 31, 2016	$461	(1)	$(4)	$457
(1) Includes nil, $2 million and $2 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2016, 2015 and 2014, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in millions)
Current income tax
Federal	$18	$234	$2
State	1	2	(2)
Total current income tax	19	236	—
Deferred income tax
Federal	6	(91)	202
State	(1)	—	7
Total deferred income tax	5	(91)	209
Total income tax provision	$24	$145	$209
In December 2014, the Company received Internal Revenue Service (“IRS”) approval for a change in accounting method related to variable annuity hedging. Accordingly, the Company began using the approved method of accounting in the fourth quarter of 2014. The change to the approved method increased deferred tax expense and current tax receivables with a corresponding decrease to current tax expense and deferred tax assets of approximately $300 million in 2014.
The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% are as follows:

	Years Ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Dividend received deduction	(17.1)	(14.0)	(10.4)
Low income housing tax credits	(9.4)	(6.1)	(4.7)
Foreign tax credit, net of addback	(3.8)	—	(1.0)
State taxes, net of federal benefit	—	—	0.3
Taxes applicable to prior years	(2.0)	—	(0.4)
Other, net	0.7	(0.9)	(1.0)
Income tax provision	3.4%	14.0%	17.8%
The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The decrease in the effective tax rate for the year ended December 31, 2016 compared to 2015 was primarily due to lower pretax income in relation to preferred items including the dividends received deduction and low income housing credits. The decrease in the effective tax rate for the year ended December 31, 2015 compared to 2014 was primarily due to an increase in the dividends received deduction compared to 2014 and slightly lower pretax income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2016	2015
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$1,144	$1,357
Investment related	236	55
Other	13	15
Gross deferred income tax assets	1,393	1,427
Less: valuation allowance	8	8
Total deferred income tax assets	1,385	1,419

Deferred income tax liabilities
Deferred acquisition costs	695	709
Net unrealized gains on Available-for-Sale securities	251	217
Deferred sales inducement costs	113	125
Depreciation	23	23
Other	—	3
Gross deferred income tax liabilities	1,082	1,077
Net deferred income tax assets	$303	$342
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $7 million, net of federal benefit, which will expire beginning December 31, 2017. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets, primarily state net operating losses and therefore a valuation allowance of $8 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2016	2015	2014
	(in millions)
Balance at January 1	$95	$160	$144
Additions based on tax positions related to the current year	6	11	13
Additions for tax positions of prior years	31	29	21
Reductions for tax positions of prior years	(68)	(105)	(18)
Settlements	(5)	—	—
Balance at December 31	$59	$95	$160
If recognized, approximately $6 million, $9 million and $7 million, net of federal tax benefits, of unrecognized tax benefits at December 31, 2016, 2015 and 2014, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $50 million to $60 million in the next 12 months due to resolution of IRS examinations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $39 million, and a net increase of $1 million, and $4 million in interest and penalties for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the Company had a payable of $2 million and $41 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In 2016, the Company

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

received a settlement as final resolution to the 1997 through 2005 IRS audit. The IRS has completed its examination of the 2006 through 2011 tax returns and these years are effectively settled; however, the statutes of limitation, except for 2007, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 and 2013. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2014 and remain open for all years after 2014.

20.	Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2016	2015
	(in millions)
Commercial mortgage loans	$68	$73
Residential mortgage loans	185	447
Affordable housing and other real estate partnerships	177	117
Total funding commitments	$430	$637
The decrease in residential mortgage loan funding commitments at December 31, 2016 compared to the prior period is primarily due to the sale of loans. See Note 6 for additional information.
Since the Company expects many of the commitments related to residential mortgage loans to expire without being drawn, total commitment amounts do not necessarily represent the Company’s future liquidity requirements. In addition, residential mortgage loans include credit lines that are cancelable upon notification to the borrower.
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2016, these guarantees range from 1% to 5%.
Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. At December 31, 2016 and 2015, the estimated liability was $16 million and $13 million, respectively, and the related premium tax asset was $14 million and $12 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2016.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board of Directors of Ameriprise Financial has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2016 and 2015.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2016 and 2015 and other fees billed for other services rendered by PwC during those periods.

	2016	2015
	(in thousands)
Audit fees (1)	$2,410	$2,318
Audit-related fees (2)	20	20
Tax fees(3)	7	—
All other fees	—	—
Total	$2,437	$2,338
(1) Audit fees include audit work performed in the review of the financial statements, as well as services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.
(2) Audit-related fees include services provided by the independent auditor that are reasonably related to the performance or review of the audit.
(3) Tax fees include services provided by the independent auditor related to tax items.
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services. In 2016 and 2015, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) Consolidated Financial Statements and Financial Statement Schedules
The information required herein has been provided in Item 8.
(3)        Exhibits
See Exhibit Index on pages E-1 through E-2 hereof.
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date: February 23, 2017
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

Date: February 23, 2017
By /s/ John R. Woerner
————————————————————————————
John R. Woerner, Director, Chairman and President
(Principal Executive Officer)

Date: February 23, 2017
By /s/ Brian J. McGrane
————————————————————————————
Brian J. McGrane, Director, Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2017
By /s/ Gumer C. Alvero
————————————————————————————
Gumer C. Alvero, Director

Date: February 23, 2017
By /s/ David K. Stewart
————————————————————————————
David K. Stewart, Senior Vice President and Controller
(Principal Accounting Officer)

Date: February 23, 2017
By /s/ Steve M. Gathje
————————————————————————————
Steve M. Gathje, Director

Date: February 23, 2017
By /s/ Jeninne C. McGee
————————————————————————————
Jeninne C. McGee, Director

Date: February 23, 2017
By /s/ Jon S. Stenberg
————————————————————————————
Jon S. Stenberg, Director

Date: February 23, 2017
By /s/ Colin J. Lundgren
————————————————————————————
Colin J. Lundgren, Director

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

10.6*	Copy of Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective January 1, 2016.

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

101*
The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

*	Filed electronically herewith.

E-2