Form 10-Q
period 2017-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2017-05-03
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2017
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2017, $21,169; 2016, $21,464)	$22,410	$22,682
Common stocks, at fair value (cost: 2017 and 2016, $4)	8	10
Mortgage loans, at amortized cost (less allowance for loan losses: 2017 and 2016, $19)	2,862	2,874
Policy loans	830	830
Other investments	992	998
Total investments	27,102	27,394
Cash and cash equivalents	326	323
Reinsurance recoverables	2,642	2,623
Other receivables	202	262
Accrued investment income	226	237
Deferred acquisition costs	2,608	2,611
Other assets	3,747	4,305
Separate account assets	78,053	76,298
Total assets	$114,906	$114,053

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,067	$29,514
Short-term borrowings	200	200
Other liabilities	3,866	4,253
Separate account liabilities	78,053	76,298
Total liabilities	111,186	110,265

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	797	862
Accumulated other comprehensive income, net of tax	454	457
Total shareholder’s equity	3,720	3,788
Total liabilities and shareholder’s equity	$114,906	$114,053
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues
Premiums	$99	$102
Net investment income	271	290
Policy and contract charges	483	469
Other revenues	100	98
Net realized investment gains	17	9
Total revenues	970	968
Benefits and expenses
Benefits, claims, losses and settlement expenses	322	226
Interest credited to fixed accounts	162	146
Amortization of deferred acquisition costs	57	90
Other insurance and operating expenses	177	177
Total benefits and expenses	718	639
Pretax income	252	329
Income tax provision	17	54
Net income	$235	$275

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—
Net impairment losses recognized in net realized investment gains	$—	$—
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net income	$235	$275
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(3)	176
Net unrealized gains on derivatives	1	1
Other	(1)	—
Total other comprehensive income (loss), net of tax	(3)	177
Total comprehensive income	$232	$452
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2016(1)	$3	$2,465	$1,176	$395	$4,039
Comprehensive income:
Net income	—	—	275	—	275
Other comprehensive income, net of tax	—	—	—	177	177
Total comprehensive income					452
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at March 31, 2016(1)	$3	$2,465	$1,051	$572	$4,091

Balances at January 1, 2017	$3	$2,466	$862	$457	$3,788
Comprehensive income:
Net income	—	—	235	—	235
Other comprehensive loss, net of tax	—	—	—	(3)	(3)
Total comprehensive income					232
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at March 31, 2017	$3	$2,466	$797	$454	$3,720
(1) Prior period retained earnings were restated in the fourth quarter of 2016. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash Flows from Operating Activities
Net income	$235	$275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	13	8
Deferred income tax expense (benefit)	(13)	24
Contractholder and policyholder charges, non-cash	(90)	(86)
Loss from equity method investments	13	10
Net realized investment gains	(17)	(11)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains	—	2
Changes in operating assets and liabilities:
Deferred acquisition costs	3	27
Policyholder account balances, future policy benefits and claims, net	(352)	730
Derivatives, net of collateral	280	(348)
Reinsurance recoverables	(19)	(39)
Other receivables	36	(51)
Accrued investment income	11	—
Other, net	(73)	65
Net cash provided by operating activities	27	606

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	11	92
Maturities, sinking fund payments and calls	707	434
Purchases	(409)	(534)
Proceeds from sales, maturities and repayments of mortgage loans	115	408
Funding of mortgage loans	(103)	(113)
Proceeds from sales and collections of other investments	57	21
Purchase of other investments	(45)	(36)
Purchase of land, buildings, equipment and software	(1)	(2)
Change in policy loans, net	—	(5)
Other, net	23	(1)
Net cash provided by investing activities	355	264
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$502	$481
Net transfers (to) from separate accounts	(23)	33
Surrenders and other benefits	(507)	(497)
Proceeds from lines of credit with Ameriprise Financial, Inc.	5	10
Payments on lines of credit with Ameriprise Financial, Inc.	(5)	(10)
Cash received for purchased options with deferred premiums	—	33
Cash paid for purchased options with deferred premiums	(51)	(76)
Cash dividends to Ameriprise Financial, Inc.	(300)	(400)
Net cash used in financing activities	(379)	(426)
Net increase in cash and cash equivalents	3	444
Cash and cash equivalents at beginning of period	323	370
Cash and cash equivalents at end of period	$326	$814

Supplemental Disclosures:
Income taxes paid, net	$104	$1
Non-cash investing activity:
Partnership commitments not yet remitted	9	10
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
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for fair statement of the consolidated financial position and results of operations for the interim periods have been made. Except for the adjustment described below, all adjustments made were of a normal recurring nature.
In the first quarter of 2017, the Company recorded a $20 million decrease to income tax provision related to an out-of-period correction for a reversal of a tax reserve. The impact to prior period financial statements was not material.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017 (“2016 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
2. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments
In August 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows. The update includes amendments to address diversity in practice for the classification of eight specific cash flow activities. The specific amendments the Company evaluated include the classification of debt prepayment and extinguishment costs, contingent consideration payments, proceeds from insurance settlements and corporate owned life insurance settlements, distributions from equity method investees and the application of the predominance principle to separately identifiable cash flows. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and all amendments must be adopted during the same period. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. The adoption of the standard did not have a material impact on the Company’s operating, investing or financing cash flows.
Future Adoption of New Accounting Standards
Receivables - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, premiums are generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The update is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Leases – Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. The update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for certain provisions. Generally, the update should be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity at the beginning of the period of adoption. The update is not expected to have a material impact on the consolidated financial condition or results of operations.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the Company does not expect the update to have an impact on these revenues. The Company’s implementation efforts include the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The Company is reviewing certain payments received to determine whether they should be presented as revenue or as a reduction of expense. The Company does not expect a material impact to the timing of revenue recognition; however, the Company’s implementation effort to assess the impact of the standard on its consolidated financial condition, results of operations, and disclosures is still in process.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Variable Interest Entities
The Company is a limited partner in affordable housing partnerships that qualify for government-sponsored low income housing tax credit programs and partnerships that invest in multi-family residential properties that were originally developed with an affordable housing component. The Company has determined it is not the primary beneficiary and therefore does not consolidate these partnerships.
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $481 million and $482 million as of March 31, 2017 and December 31, 2016, respectively. The Company had a $134 million and $135 million liability recorded as of March 31, 2017 and December 31, 2016, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
The Company invests in structured investments which are considered VIEs for which it is not the sponsor. These structured investments typically invest in fixed income instruments and are managed by third parties and include asset backed securities, commercial mortgage backed securities and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its carrying value. The carrying value is included in Available-for-Sale fixed maturities on the Consolidated Balance Sheets. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments. See Note 4 for additional information on these structured investments.
4. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,941	$1,059	$(38)	$13,962	$—
Residential mortgage backed securities	3,320	66	(43)	3,343	(2)
Commercial mortgage backed securities	2,732	55	(36)	2,751	—
State and municipal obligations	1,102	164	(18)	1,248	—
Asset backed securities	822	25	(8)	839	—
Foreign government bonds and obligations	249	20	(5)	264	—
U.S. government and agencies obligations	3	—	—	3	—
Total fixed maturities	21,169	1,389	(148)	22,410	(2)
Common stocks	4	4	—	8	3
Total	$21,173	$1,393	$(148)	$22,418	$1

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,105	$1,060	$(53)	$14,112	$—
Residential mortgage backed securities	3,386	72	(43)	3,415	(4)
Commercial mortgage backed securities	2,837	58	(38)	2,857	—
State and municipal obligations	1,092	161	(24)	1,229	—
Asset backed securities	790	26	(11)	805	—
Foreign government bonds and obligations	251	17	(7)	261	—
U.S. government and agencies obligations	3	—	—	3	—
Total fixed maturities	21,464	1,394	(176)	22,682	(4)
Common stocks	4	6	—	10	3
Total	$21,468	$1,400	$(176)	$22,692	$(1)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2017 and December 31, 2016, investment securities with a fair value of $1.4 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $523 million and $428 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both March 31, 2017 and December 31, 2016, fixed maturity securities comprised approximately 83% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2017 and December 31, 2016, approximately $971 million and $944 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,573	$5,619	25%	$5,671	$5,728	25%
AA	1,050	1,220	6	1,013	1,177	5
A	3,636	4,040	18	3,767	4,167	19
BBB	9,522	10,128	45	9,584	10,190	45
Below investment grade	1,388	1,403	6	1,429	1,420	6
Total fixed maturities	$21,169	$22,410	100%	$21,464	$22,682	100%
As of March 31, 2017 and December 31, 2016, approximately 39% and 40%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	102	$1,331	$(21)	22	$193	$(17)	124	$1,524	$(38)
Residential mortgage backed securities	65	1,382	(28)	54	302	(15)	119	1,684	(43)
Commercial mortgage backed securities	78	1,288	(36)	2	13	—	80	1,301	(36)
State and municipal obligations	18	71	(3)	2	111	(15)	20	182	(18)
Asset backed securities	15	150	(5)	14	139	(3)	29	289	(8)
Foreign government bonds and obligations	4	10	—	14	21	(5)	18	31	(5)
Total	282	$4,232	$(93)	108	$779	$(55)	390	$5,011	$(148)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	114	$1,502	$(26)	33	$319	$(27)	147	$1,821	$(53)
Residential mortgage backed securities	56	1,282	(25)	56	324	(18)	112	1,606	(43)
Commercial mortgage backed securities	80	1,378	(37)	1	11	(1)	81	1,389	(38)
State and municipal obligations	18	66	(3)	2	105	(21)	20	171	(24)
Asset backed securities	23	231	(6)	12	114	(5)	35	345	(11)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Total	298	$4,489	$(98)	119	$896	$(78)	417	$5,385	$(176)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to a slight decline in interest rates on the long end of the interest rate curve and a modest tightening of credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended March 31,
	2017	2016
	(in millions)
Beginning balance	$21	$33
Credit losses for which an other-than-temporary impairment was previously recognized	—	—
Ending balance	$21	$33

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Gross realized investment gains	$17	$3
Gross realized investment losses	—	(3)
Total	$17	$—
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,035	$1,052
Due after one year through five years	5,364	5,659
Due after five years through 10 years	4,157	4,276
Due after 10 years	3,739	4,490
	14,295	15,477
Residential mortgage backed securities	3,320	3,343
Commercial mortgage backed securities	2,732	2,751
Asset backed securities	822	839
Common stocks	4	8
Total	$21,173	$22,418
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Fixed maturities	$242	$251
Mortgage loans	35	40
Other investments	—	6
	277	297
Less: investment expenses	6	7
Total	$271	$290

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
The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2017	2016
	(in millions)
Beginning balance	$25	$25
Provisions	—	1
Ending balance	$25	$26

Individually evaluated for impairment	$2	$4
Collectively evaluated for impairment	23	22
The recorded investment in financing receivables by impairment method was as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Individually evaluated for impairment	$18	$10
Collectively evaluated for impairment	3,252	3,275
Total	$3,270	$3,285
As of March 31, 2017 and December 31, 2016, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million and $5 million, respectively.
During the three months ended March 31, 2017 and 2016, the Company purchased $54 million and $13 million, respectively, of syndicated loans. On March 30, 2016, the Company sold $250 million (amortized cost, net of unamortized discount) of its residential mortgage loans to an unaffiliated third party. The Company received cash proceeds of $260 million and recognized a gain of $10 million.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2 million as of both March 31, 2017 and December 31, 2016. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and nil of total commercial mortgage loans as of March 31, 2017 and December 31, 2016, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
South Atlantic	$760	$753	29%	29%
Pacific	714	722	28	28
Mountain	235	234	9	9
West North Central	213	212	8	8
Middle Atlantic	188	191	7	7
East North Central	200	195	8	8
West South Central	124	122	5	5
New England	82	84	3	3
East South Central	79	80	3	3
	2,595	2,593	100%	100%
Less: allowance for loan losses	19	19
Total	$2,576	$2,574
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Retail	$897	$916	34%	35%
Office	458	473	18	18
Apartments	511	483	20	19
Industrial	436	430	17	17
Mixed use	44	42	2	2
Hotel	41	41	1	1
Other	208	208	8	8
	2,595	2,593	100%	100%
Less: allowance for loan losses	19	19
Total	$2,576	$2,574
Residential Mortgage Loans
The recorded investment in residential mortgage loans as of March 31, 2017 and December 31, 2016 was $285 million and $300 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of March 31, 2017 and December 31, 2016, no allowance for loan losses was recorded.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of both March 31, 2017 and December 31, 2016, approximately 2% of residential mortgage loans had FICO scores below 640. As of both March 31, 2017 and December 31, 2016, none of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentrations for residential mortgage loans are in California representing 53% and 52% of the portfolio as of March 31, 2017 and December 31, 2016, respectively. Colorado and Washington represent 17% and 13%, respectively, of the portfolio as of March 31, 2017 and 18% and 13%, respectively, as of December 31, 2016. No other state represents more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2017 and December 31, 2016 was $390 million and $392 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both March 31, 2017 and December 31, 2016 were $1 million.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of March 31, 2017 and December 31, 2016. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2017 and 2016. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2017	2016
	(in millions)
Balance at January 1	$2,611	$2,693	(1)
Capitalization of acquisition costs	54	63
Amortization	(57)	(90)
Impact of change in net unrealized securities gains	—	(47)
Balance at March 31	$2,608	$2,619	(1)
(1) DAC balances were restated for the correction of commission expense accrual for certain insurance and annuity products in the fourth quarter of 2016. See Note 1 in the 2016 10-K.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2017	2016
	(in millions)
Balance at January 1	$301	$334
Capitalization of sales inducement costs	2	1
Amortization	(10)	(12)
Impact of change in net unrealized securities gains	—	(8)
Balance at March 31	$293	$315

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2017		December 31, 2016
	(in millions)
Policyholder account balances
Fixed annuities	$10,400		$10,588
Variable annuity fixed sub-accounts	5,212		5,211
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,011		3,007
Indexed universal life (“IUL”) insurance	1,127		1,054
Other life insurance	747		758
Total policyholder account balances	20,497		20,618
Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	637		1,017
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(53)	(1)	(24)	(1)
Other annuity liabilities	71		66
Fixed annuities life contingent liabilities	1,488		1,497
Life, disability income and long term care insurance	5,610		5,556
VUL/UL and other life insurance additional liabilities	615		588
Total future policy benefits	8,368		8,700
Policy claims and other policyholders’ funds	202		196
Total policyholder account balances, future policy benefits and claims	$29,067		$29,514
(1) Includes the fair value of GMAB embedded derivatives that was a net asset as of both March 31, 2017 and December 31, 2016 reported as a contra liability.
Separate account liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(in millions)
Variable annuity	$71,154	$69,606
VUL insurance	6,867	6,659
Other insurance	32	33
Total	$78,053	$76,298
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2017				December 31, 2016
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$57,540	$55,555	$50	66	$56,143	$54,145	$208	65
Five/six-year reset	8,919	6,198	16	66	8,878	6,170	22	66
One-year ratchet	6,474	6,102	33	68	6,426	6,050	110	68
Five-year ratchet	1,560	1,501	2	64	1,542	1,483	7	64
Other	997	973	71	71	965	942	86	71
Total — GMDB	$75,490	$70,329	$172	66	$73,954	$68,790	$433	65
GGU death benefit	$1,070	$1,019	$115	69	$1,047	$996	$108	68
GMIB	$240	$222	$9	68	$245	$227	$13	68
GMWB:
GMWB	$2,615	$2,607	$2	70	$2,650	$2,642	$2	70
GMWB for life	40,729	40,594	221	66	39,436	39,282	495	66
Total — GMWB	$43,344	$43,201	$223	66	$42,086	$41,924	$497	66
GMAB	$3,385	$3,378	$4	59	$3,484	$3,476	$21	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2017		December 31, 2016
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,407	64	$6,376	64
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	4	—	649	31	22
Paid claims	(4)	—	—	—	(6)
Balance at March 31, 2016	$14	$8	$1,706	$31	$348

Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	1	—	(380)	(29)	23
Paid claims	(1)	(1)	—	—	(8)
Balance at March 31, 2017	$16	$7	$637	$(53)	$449

(1)	The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2017	December 31, 2016
	(in millions)
Mutual funds:
Equity	$42,276	$40,622
Bond	23,220	23,142
Other	5,145	5,326
Total mutual funds	$70,641	$69,090
9. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both March 31, 2017 and December 31, 2016, the Company has pledged $33 million of agency residential mortgage backed securities and $19 million of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both March 31, 2017 and December 31, 2016 was $50 million. The remaining maturity of outstanding repurchase agreements was less than four months as of March 31, 2017 and less than three months as of December 31, 2016. The weighted average annualized interest rate on the repurchase agreements held as of March 31, 2017 and December 31, 2016 was 1.1% and 0.9%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $769 million and $771 million as of March 31, 2017 and December 31, 2016, respectively. The amount of the Company’s liability including accrued interest as of both March 31, 2017 and December 31, 2016 was $150 million. The remaining maturity of outstanding FHLB advances was less than three months as of March 31, 2017 and less than four months as of December 31, 2016. The weighted average annualized interest rate on the FHLB advances held as of both March 31, 2017 and December 31, 2016 was 0.8%.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,777	$1,185	$13,962
Residential mortgage backed securities	—	3,186	157	3,343
Commercial mortgage backed securities	—	2,751	—	2,751
State and municipal obligations	—	1,248	—	1,248
Asset backed securities	—	790	49	839
Foreign government bonds and obligations	—	264	—	264
U.S. government and agencies obligations	3	—	—	3
Total Available-for-Sale securities: Fixed maturities	3	21,016	1,391	22,410
Common stocks	4	—	4	8
Cash equivalents	—	316	—	316
Other assets:
Interest rate derivative contracts	—	1,107	—	1,107
Equity derivative contracts	40	1,580	—	1,620
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	—	59	—	59
Total other assets	40	2,747	—	2,787
Separate account assets measured at net asset value (“NAV”)				78,053	(1)
Total assets at fair value	$47	$24,079	$1,395	$103,574

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$4	$—	$4
IUL embedded derivatives	—	—	493	493
GMWB and GMAB embedded derivatives	—	—	188	188	(2)
Total policyholder account balances, future policy benefits and claims	—	4	681	685	(3)
Other liabilities:
Interest rate derivative contracts	1	461	—	462
Equity derivative contracts	9	2,197	—	2,206
Foreign exchange derivative contracts	1	37	—	38
Other derivative contracts	—	4	—	4
Total other liabilities	11	2,699	—	2,710
Total liabilities at fair value	$11	$2,703	$681	$3,395

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,955	$1,157	$14,112
Residential mortgage backed securities	—	3,300	115	3,415
Commercial mortgage backed securities	—	2,857	—	2,857
State and municipal obligations	—	1,229	—	1,229
Asset backed securities	—	792	13	805
Foreign government bonds and obligations	—	261	—	261
U.S. government and agencies obligations	3	—	—	3
Total Available-for-Sale securities: Fixed maturities	3	21,394	1,285	22,682
Common stocks	6	4	—	10
Cash equivalents	—	302	—	302
Other assets:
Interest rate derivative contracts	—	1,735	—	1,735
Equity derivative contracts	42	1,481	—	1,523
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	—	80	—	80
Other derivative contracts	1	6	—	7
Total other assets	43	3,303	—	3,346
Separate account assets measured at NAV				76,298	(1)
Total assets at fair value	$52	$25,003	$1,285	$102,638

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(5)
Other liabilities:
Interest rate derivative contracts	1	964	—	965
Equity derivative contracts	2	1,986	—	1,988
Foreign exchange derivative contracts	2	45	—	47
Other derivative contracts	—	1	—	1
Total other liabilities	5	2,996	—	3,001
Total liabilities at fair value	$5	$3,001	$1,078	$4,084
(1) Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $585 million of individual contracts in a liability position and $397 million of individual contracts in an asset position as of March 31, 2017.
(3) The Company’s adjustment for nonperformance risk resulted in a $435 million cumulative decrease to the embedded derivatives as of March 31, 2017.
(4) The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position as of December 31, 2016.
(5) The Company’s adjustment for nonperformance risk resulted in a $498 million cumulative decrease to the embedded derivatives as of December 31, 2016.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,157	$115	$13	$—	$1,285
Purchases	50	67	49	—	166
Settlements	(22)	(2)	(13)	—	(37)
Transfers into Level 3	—	—	—	4	4
Transfers out of Level 3	—	(23)	—	—	(23)
Balance, March 31, 2017	$1,185	$157	$49	$4	$1,395

Changes in unrealized gains (losses) relating to assets held at March 31, 2017	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078
Total (gains) losses included in:
Net income	19	(1)	(499)	(2)	(480)
Issues	22		77		99
Settlements	(12)		(4)		(16)
Balance, March 31, 2017	$493		$188		$681

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2017	$19	(1)	$(484)	(2)	$(465)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,235	$21	$3	$133	$1,392
Total gains included in:
Other comprehensive income	16	—	—	—	16
Purchases	—	—	9	—	9
Settlements	(8)	(2)	(2)	—	(12)
Balance, March 31, 2016	$1,243	$19	$10	$133	$1,405

Changes in unrealized gains (losses) relating to assets held at March 31, 2016	$—	$—	$—	$—	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	(8)	(1)	602	(2)	594
Issues	32		68		100
Settlements	(6)		(6)		(12)
Balance, March 31, 2016	$382		$1,515		$1,897

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2016	$(8)	(1)	$616	(2)	$608

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(45) million and $189 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended March 31, 2017 and 2016, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,182	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	2.5%	1.3%
IUL embedded derivatives	$493	Discounted cash flow	Nonperformance risk (1)	80 bps
GMWB and GMAB embedded derivatives	$188	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	75.6%
			Surrender rate	0.1%	-	66.4%
			Market volatility (3)	5.0%	-	20.0%
			Nonperformance risk (1)	80 bps

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,154	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	2.5%	1.3%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk (1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	75.6%
			Surrender rate	0.1%	-	66.4%
			Market volatility (3)	5.3%	-	21.2%
			Nonperformance risk (1)	82 bps
(1) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Assets
Cash Equivalents
Cash equivalents include highly liquid investments with original maturities of 90 days or less. The Company’s cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, state and municipal obligations, asset backed securities and U.S. agency and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. Other derivative contracts consist of the Company’s macro hedge program. See Note 12 for further information on the

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

macro hedge program. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of March 31, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
During the reporting periods, there were no material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,862	$—	$—	$2,874	$2,874
Policy loans	830	—	—	791	791
Other investments	400	—	357	46	403

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,715	$—	$—	$11,247	$11,247
Short-term borrowings	200	—	200	—	200
Other liabilities	171	—	—	164	164
Separate account liabilities measured at NAV	347				347	(1)

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,874	$—	$—	$2,865	$2,865
Policy loans	830	—	—	807	807
Other investments	402	—	364	43	407

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Short-term borrowings	200	—	200	—	200
Other liabilities	177	—	—	169	169
Separate account liabilities measured at NAV	341				341	(1)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,752	$—	$2,752	$(2,202)	$(343)	$(201)	$6
OTC cleared (2)	21	—	21	(21)	—	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	$2,787	$—	$2,787	$(2,225)	$(343)	$(201)	$18

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,822	$—	$2,822	$(2,161)	$(374)	$(235)	$52
OTC cleared	510	—	510	(507)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	$3,346	$—	$3,346	$(2,670)	$(377)	$(235)	$64

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

(2) The decrease in OTC cleared derivatives from December 31, 2016 is a result of certain central clearing parties amending their rules resulting in variation margin payments being settlement payments, as opposed to collateral.
The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,684	$—	$2,684	$(2,202)	$(1)	$(460)	$21
OTC cleared (2)	23	—	23	(21)	—	—	2
Exchange-traded	3	—	3	(2)	—	—	1
Total derivatives	2,710	—	2,710	(2,225)	(1)	(460)	24
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,760	$—	$2,760	$(2,225)	$(1)	$(510)	$24

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,481	$—	$2,481	$(2,161)	$—	$(312)	$8
OTC cleared	515	—	515	(507)	(8)	—	—
Exchange-traded	5	—	5	(2)	—	—	3
Total derivatives	3,001	—	3,001	(2,670)	(8)	(312)	11
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,051	$—	$3,051	$(2,670)	$(8)	$(362)	$11

(1)
Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

(2) The decrease in OTC cleared derivatives from December 31, 2016 is a result of certain central clearing parties amending their rules resulting in variation margin payments being settlement payments, as opposed to collateral.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$69,800	$1,107	$462	$71,019	$1,735	$965
Equity contracts	58,967	1,620	2,206	59,401	1,523	1,988
Credit contracts	1,148	1	—	1,039	1	—
Foreign exchange contracts	4,520	59	38	4,494	80	47
Other contracts	3,436	—	4	1,258	7	1
Total non-designated hedges	137,871	2,787	2,710	137,211	3,346	3,001

Embedded derivatives
GMWB and GMAB (3)	N/A	—	188	N/A	—	614
IUL	N/A	—	493	N/A	—	464
EIA	N/A	—	4	N/A	—	5
Total embedded derivatives	N/A	—	685	N/A	—	1,083
Total derivatives	$137,871	$2,787	$3,395	$137,211	$3,346	$4,084
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2017 included $585 million of individual contracts in a liability position and $397 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2017 and December 31, 2016, investment securities with a fair value of $229 million and $235 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $124 million and $118 million, respectively, may be sold, pledged or rehypothecated by the Company. As of March 31, 2017 and December 31, 2016, the Company had sold, pledged, or rehypothecated $14 million and $19 million, respectively, of these securities. In addition, as of March 31, 2017 and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2017
Interest rate contracts	$—	$(75)
Equity contracts	19	(416)
Credit contracts	—	(8)
Foreign exchange contracts	—	(24)
Other contracts	—	(22)
GMWB and GMAB embedded derivatives	—	426
IUL embedded derivatives	(7)	—
Total gain (loss)	$12	$(119)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2016
Interest rate contracts	$—	$755
Equity contracts	(3)	(65)
Credit contracts	—	(16)
Foreign exchange contracts	—	(35)
GMWB and GMAB embedded derivatives	—	(664)
IUL embedded derivatives	14	—
Total gain (loss)	$11	$(25)
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
The deferred premium associated with certain of the above options is paid or received semi-annually over the life of the option contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options as of March 31, 2017:

	Premiums Payable	Premiums Receivable
	(in millions)
2017 (1)	$210	$68
2018	210	129
2019	255	171
2020	176	98
2021	167	107
2022-2026	580	182
Total	$1,598	$755
(1) 2017 amounts represent the amounts payable and receivable for the period from April 1, 2017 to December 31, 2017.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Actual timing and payment amounts may differ due to future contract settlements, modifications or exercises of options prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses futures, options, swaps and swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are either interest rate contracts or equity contracts. The Company’s macro hedge derivatives are included in Other contracts in the tables above.
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
Cash Flow Hedges
During the three months ended March 31, 2017, the Company held no derivatives that were designated as cash flow hedges.
As of March 31, 2017, the Company expects to reclassify $4 million of deferred losses on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the three months ended March 31, 2017 and 2016, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months ended March 31, 2017 and 2016, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 13 for a summary of net unrealized gains included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2017 and December 31, 2016, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $305 million and $206 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2017 and December 31, 2016 was $284 million and $198 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2017 and December 31, 2016 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $21 million and $8 million, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

13. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended March 31, 2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities losses:
Net unrealized securities gains arising during the period (1)	$38	$(13)	$25
Reclassification of net securities gains included in net income (2)	(17)	6	(11)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(26)	9	(17)
Net unrealized securities losses	(5)	2	(3)
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	2	(1)	1
Net unrealized derivatives gains	2	(1)	1
Other	(1)	—	(1)
Other comprehensive loss	$(4)	$1	$(3)

	Three Months Ended March 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains:
Net unrealized securities gains arising during the period (1)	$469	$(165)	$304
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(197)	69	(128)
Net unrealized securities gains	272	(96)	176
Net unrealized derivatives gains:
Reclassification of net derivative losses included in net income (3)	1	—	1
Net unrealized derivatives gains	1	—	1
Other comprehensive income	$273	$(96)	$177
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, January 1, 2017	$461		$(4)	$—	$457
OCI before reclassifications	8		—	(1)	7
Amounts reclassified from AOCI	(11)		1	—	(10)
Total OCI	(3)		1	(1)	(3)
Balance, March 31, 2017	$458	(1)	$(3)	$(1)	$454

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, January 1, 2016	$403		$(8)	$395
OCI before reclassifications	176		1	177
Amounts reclassified from AOCI	—		—	—
Total OCI	176		1	177
Balance, March 31, 2016	$579	(1)	$(7)	$572
(1) Includes $1 million and $(2) million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of March 31, 2017 and March 31, 2016, respectively.
14. Income Taxes
The Company’s effective tax rate was 6.7% and 16.4% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the prior year period is primarily due to a $20 million benefit for a reversal of a tax reserve related to prior years.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $8 million, net of federal benefit, which will expire beginning December 31, 2017.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $8 million as of both March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, the Company had $67 million and $59 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $6 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2017 and December 31, 2016, would affect the effective tax rate.
The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million and a net decrease of $39 million in interest and penalties for the three months ended March 31, 2017, and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had a payable of $3 million and $2 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. The IRS has completed its examination of the 2006 through 2011 tax returns, and these years are effectively settled; however, the statutes of limitation, except for 2007, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 through 2015. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 2010 through 2014.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2017 and December 31, 2016, the estimated liability was $16 million and the related premium tax asset was $14 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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

RIVERSOURCE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2017 (“2016 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
See Note 1 to the Consolidated Financial Statements for additional information.
A significant portion of the Company’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of the Company’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor published regulations in April 2016 that would expand the scope of who is considered an ERISA fiduciary and therefore subject to certain ERISA transaction prohibitions involving the assets of IRA and ERISA plan clients. The regulations introduced additional exemptions and various amendments and revocations to pre-existing exemptions and focus on investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts as well as how financial advisors are able to discuss IRA rollovers. To the extent the regulation becomes applicable, financial professionals who wish to be paid on a commission basis would need to comply with all of the conditions of an exemption in order to continue to recommend products to clients with IRAs and other retirement plans. While effective on June 7, 2016, these regulations are not scheduled to begin to become applicable until June 9, 2017, with full applicability of all requirements scheduled for January 1, 2018. As of February 3, 2017, per various memoranda and statements issued by President Trump and the Department of Labor, these regulations were under review by the Department of Labor. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016. In light of the uncertainty regarding the fiduciary regulation, while the Company prudently continues to prepare to comply with the Department of Labor’s investment fiduciary regulations and exemptions in the form in which they were adopted in April 2016, it is also evaluating the impact to its clients and business should the Department of Labor decide to rescind or revise the regulations per the developments since President Trump’s inauguration as generally described above.
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Estimates” in the Company’s 2016 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2017	2016
	(in millions)
Revenues
Premiums	$99	$102	$(3)	(3)%
Net investment income	271	290	(19)	(7)
Policy and contract charges	483	469	14	3
Other revenues	100	98	2	2
Net realized investment gains	17	9	8	89
Total revenues	970	968	2	—

Benefits and expenses
Benefits, claims, losses and settlement expenses	322	226	96	42
Interest credited to fixed accounts	162	146	16	11
Amortization of deferred acquisition costs	57	90	(33)	(37)
Other insurance and operating expenses	177	177	—	—
Total benefits and expenses	718	639	79	12
Pretax income	252	329	(77)	(23)
Income tax provision	17	54	(37)	(69)
Net income	$235	$275	$(40)	(15)%
Overall
Net income decreased $40 million or 15% to $235 million for the three months ended March 31, 2017 compared to $275 million for the prior year period. Pretax income decreased $77 million or 23% to $252 million for the three months ended March 31, 2017 compared to $329 million for the prior year period primarily due to the market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization), the market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual), an $11 million increase in life and disability income (“DI”) insurance claims and a negative impact from higher than expected lapses on variable annuities. These decreases were partially offset by market appreciation and the impact on DAC, DSIC and reserves for insurance features in non-traditional contracts from actual versus expected market performance based on the Company’s view of bond and equity performance.
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $36 million for the three months ended March 31, 2017 compared to a benefit of $24 million for the prior year period.
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was nil for the three months ended March 31, 2017 compared to a benefit of $19 million for the prior year period.
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $19 million ($9 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long-duration contracts) for the three months ended March 31, 2017 reflecting favorable equity market returns compared to an expense of $10 million ($6 million for DAC, $1 million for DSIC and $3 million for insurance features in non-traditional long-duration contracts) for the prior year period.
The Company’s variable annuity account balances increased 3% to $76.4 billion as of March 31, 2017 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.0 billion. Lapse rates were higher in the quarter, reflecting increased client asset transfers from variable annuities to fee-based investment advisory accounts, as well as from run-off of a closed block of policies distributed through third-parties.
The Company’s fixed annuity account balances declined 7% to $9.8 billion as of March 31, 2017 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed annuity book is expected to gradually run off and earnings on its fixed annuity business will trend down.

RIVERSOURCE LIFE INSURANCE COMPANY

Revenues
Total revenues increased by $2 million for the three months ended March 31, 2017 compared to the prior year period.
Net investment income decreased $19 million or 7% to $271 million for the three months ended March 31, 2017 compared to $290 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges increased $14 million or 3% to $483 million for the three months ended March 31, 2017 compared to $469 million for the prior year period primarily due to higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates.
Net realized investment gains were $17 million for the three months ended March 31, 2017 compared to $9 million for the prior year period. For the three months ended March 31, 2017, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $17 million. For the three months ended March 31, 2016, a net realized gain of $10 million from the sale of certain residential mortgage loans was partially offset by a $1 million increase in the provision for loan losses on syndicated loans.
Benefits and Expenses
Total benefits and expenses increased $79 million or 12% to $718 million for the three months ended March 31, 2017 compared to $639 million in the prior year period primarily due to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization).
Benefits, claims, losses and settlement expenses increased $96 million or 42% to $322 million for the three months ended March 31, 2017 compared to $226 million for the prior year period primarily reflecting the following items:

•
A $9 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $10 million negative impact in the first quarter of 2017 from changes in assumptions in the third quarter unlocking process that result in ongoing increases to living benefit reserves.

•	A $9 million increase in life and DI insurance claims in the first quarter of 2017 compared to the prior year period.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $10 million for the three months ended March 31, 2017 reflecting favorable equity market returns compared to an expense of $4 million for the prior year period.

•
A $284 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $65 million for the three months ended March 31, 2017 compared to a favorable impact of $219 million for the prior year period.

•
A $201 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.4 billion change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $1.2 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense in the first quarter of 2017 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit in the first quarter of 2017 compared to an expense in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense in the first quarter of 2017 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Interest credited to fixed accounts increased $16 million or 11% to $162 million for the three months ended March 31, 2017 compared to $146 million for the prior year period due to the market impact on indexed universal life benefits, net of hedges, which was nil for the three months ended March 31, 2017 compared to a benefit of $16 million for the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY

Amortization of DAC decreased $33 million or 37% to $57 million for the three months ended March 31, 2017 compared to $90 million for the prior year period primarily reflecting the following items:

•
The impact on DAC from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $9 million for the first quarter of 2017 reflecting favorable equity market returns compared to an expense of $6 million for the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $6 million for the first quarter of 2017 compared to an expense of $17 million for the prior year period.

Income Taxes
The Company’s effective tax rate was 6.7% for the three months ended March 31, 2017 compared to 16.4% for the three months ended March 31, 2016. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The decrease in the effective tax rate for the three months ended March 31, 2017 compared to the prior year period was primarily due to a $20 million benefit for a reversal of a tax reserve related to prior years.
Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its fixed annuities, fixed insurance and the fixed portion of its variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through March 31, 2019 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $3.3 billion and 5.3%, respectively, as of March 31, 2017. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.3 billion and had a weighted average yield of 3.4% as of March 31, 2017. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2017 was approximately 3.7%.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. The Company assesses this residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, the Company uses futures, options, swaps and swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2017:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(84)	$—	$(84)
DAC and DSIC amortization (1) (2)	(126)	—	(126)
Variable annuity riders:
GMDB and GMIB (2)	(31)	—	(31)
GMWB	(470)	315	(155)
GMAB	(33)	33	—
DAC and DSIC amortization (3)	N/A	N/A	(2)
Total variable annuity riders	(534)	348	(188)
Macro hedge program (4)	—	19	19
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	58	(44)	14
Total	$(685)	$322	$(365)

RIVERSOURCE LIFE INSURANCE COMPANY

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(28)	$—	$(28)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	906	(1,020)	(114)
GMAB	25	(27)	(2)
DAC and DSIC amortization (3)	N/A	N/A	35
Total variable annuity riders	931	(1,047)	(81)
Macro hedge program(4)	—	229	229
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	98	—	98
Indexed universal life insurance	84	2	86
Total	$1,085	$(816)	$304
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
The above results compare to an estimated negative net impact to pretax income of $361 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $141 million related to a 100 basis point increase in interest rates as of December 31, 2016. The change in interest rate exposure from December 31, 2016 is primarily the result of changes in market conditions.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk

RIVERSOURCE LIFE INSURANCE COMPANY

adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2017. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $253 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on March 31, 2017 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial, Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $990 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both March 31, 2017 and December 31, 2016 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of March 31, 2017, the Company had estimated maximum borrowing capacity of $5.2 billion under the FHLB facility, of which $150 million was outstanding and is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
In 2009, the Company established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with the Company’s domiciliary regulator and rating agencies. Management believes that this agreement and offsetting non LTC legacy arrangements with Genworth will enable the Company to recover on all net exposure in the event of an insolvency of GLIC.
Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash dividends paid to Ameriprise Financial	$300	$400
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital(1)		Regulatory Capital Requirements(2)
	March 31, 2017	December 31, 2016	December 31, 2016
	(in millions)
RiverSource Life Insurance Company	$2,729	$3,052	$606
RiverSource Life Insurance Co. of NY	328	323	38
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
Contractual Commitments
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2016 10-K.

RIVERSOURCE LIFE INSURANCE COMPANY

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems, or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

RIVERSOURCE LIFE INSURANCE COMPANY

•
general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, (such as the uncertain regulatory environment in the U.S. after the recent U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2016 10-K.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2017.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2016 10K.
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

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 3, 2017	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	May 3, 2017	By	/s/ Brian J. McGrane
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

10.1*
Copy of Amendment No. 2 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2017.

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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Shareholder’s Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

______________________________________
*   Filed electronically herewith.

E-1