Form 10-Q
period 2017-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2017-11-01
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2017
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2017, $20,732; 2016, $21,464)	$22,163	$22,682
Common stocks, at fair value (cost: 2017 and 2016, $4)	8	10
Mortgage loans (net of allowance for loan losses: 2017 and 2016, $19) (portion measured at fair value: 2017, $251; 2016, nil)	2,880	2,874
Policy loans	841	830
Other investments	957	998
Total investments	26,849	27,394
Cash and cash equivalents	734	323
Reinsurance recoverables	2,846	2,623
Other receivables	213	262
Accrued investment income	221	237
Deferred acquisition costs	2,624	2,611
Other assets	4,130	4,305
Separate account assets	80,654	76,298
Total assets	$118,271	$114,053

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,242	$29,514
Short-term borrowings	201	200
Other liabilities	4,369	4,253
Separate account liabilities	80,654	76,298
Total liabilities	114,466	110,265

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	848	862
Accumulated other comprehensive income, net of tax	488	457
Total shareholder’s equity	3,805	3,788
Total liabilities and shareholder’s equity	$118,271	$114,053
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues
Premiums	$99	$104	$304	$315
Net investment income	261	276	797	850
Policy and contract charges	444	557	1,415	1,501
Other revenues	103	104	308	303
Net realized investment gains (losses)	—	1	31	15
Total revenues	907	1,042	2,855	2,984
Benefits and expenses
Benefits, claims, losses and settlement expenses	236	590	920	1,148
Interest credited to fixed accounts	176	161	509	465
Amortization of deferred acquisition costs	32	144	142	299
Other insurance and operating expenses	176	149	527	505
Total benefits and expenses	620	1,044	2,098	2,417
Pretax income (loss)	287	(2)	757	567
Income tax provision (benefit)	34	(38)	71	33
Net income	$253	$36	$686	$534

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses recognized in net realized investment gains (losses)	$—	$—	$—	$—
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$253	$36	$686	$534
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(7)	(26)	29	340
Net unrealized gains (losses) on derivatives	1	1	3	3
Other	—	—	(1)	—
Total other comprehensive income (loss), net of tax	(6)	(25)	31	343
Total comprehensive income	$247	$11	$717	$877
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2016(1)	$3	$2,465	$1,176	$395	$4,039
Comprehensive income:
Net income	—	—	534	—	534
Other comprehensive income (loss), net of tax	—	—	—	343	343
Total comprehensive income					877
Tax adjustment on share-based incentive compensation plan	—	2	—	—	2
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at September 30, 2016(1)	$3	$2,467	$910	$738	$4,118

Balances at January 1, 2017	$3	$2,466	$862	$457	$3,788
Comprehensive income:
Net income	—	—	686	—	686
Other comprehensive income (loss), net of tax	—	—	—	31	31
Total comprehensive income					717
Cash dividends to Ameriprise Financial, Inc.	—	—	(700)	—	(700)
Balances at September 30, 2017	$3	$2,466	$848	$488	$3,805
(1) Prior period retained earnings were restated in the fourth quarter of 2016. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash Flows from Operating Activities
Net income	$686	$534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	36	30
Deferred income tax (benefit) expense	(71)	(5)
Contractholder and policyholder charges, non-cash	(268)	(260)
Loss from equity method investments	44	43
Net realized investment (gains) losses	(31)	(17)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains (losses)	—	2
Changes in operating assets and liabilities:
Deferred acquisition costs	(31)	87
Policyholder account balances, future policy benefits and claims, net	(118)	1,389
Derivatives, net of collateral	500	(658)
Reinsurance recoverables	(235)	(200)
Other receivables	50	(20)
Accrued investment income	16	11
Other, net	(55)	170
Net cash provided by (used in) operating activities	523	1,106

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	209	254
Maturities, sinking fund payments and calls	1,843	1,815
Purchases	(1,315)	(2,343)
Proceeds from sales, maturities and repayments of mortgage loans	341	679
Funding of mortgage loans	(352)	(327)
Proceeds from sales and collections of other investments	126	101
Purchase of other investments	(154)	(105)
Purchase of land, buildings, equipment and software	(7)	(7)
Change in policy loans, net	(11)	(12)
Other, net	31	23
Net cash provided by (used in) investing activities	711	78
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,538	$1,532
Net transfers from (to) separate accounts	(120)	113
Surrenders and other benefits	(1,413)	(1,448)
Proceeds from lines of credit with Ameriprise Financial, Inc.	5	10
Payments on lines of credit with Ameriprise Financial, Inc.	(5)	(10)
Cash received for purchased options with deferred premiums	43	242
Cash paid for purchased options with deferred premiums	(171)	(238)
Cash dividends to Ameriprise Financial, Inc.	(700)	(800)
Net cash provided by (used in) financing activities	(823)	(599)
Net increase (decrease) in cash and cash equivalents	411	585
Cash and cash equivalents at beginning of period	323	370
Cash and cash equivalents at end of period	$734	$955

Supplemental Disclosures:
Income taxes paid (received), net	$243	$(31)
Interest paid on borrowings	1	1
Non-cash investing activity:
Partnership commitments not yet remitted	9	75
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
In the third quarter of 2017, the Company recorded a $14 million out-of-period correction related to a variable annuity model assumption that decreased amortization of deferred acquisition costs (“DAC”) by $10 million and decreased benefits, claims, losses and settlement expenses by $4 million.
The impact to prior period financial statements of these out-of-period corrections was not material.
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
Future Adoption of New Accounting Standards
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Subsequent related updates provide clarification on certain revenue recognition guidance in the new standard. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company plans to adopt the revenue recognition guidance on a retrospective basis in the first quarter of 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the Company does not expect the update to have an impact on these revenues. The Company’s implementation efforts include the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

performance obligation and the associated timing of each performance obligation. The update is not expected to have a material impact on the consolidated financial condition and results of operations. The Company continues to evaluate the impact on disclosures.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $455 million and $482 million as of September 30, 2017 and December 31, 2016, respectively. The Company had a $114 million and $135 million liability recorded as of September 30, 2017 and December 31, 2016, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
4. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,415	$1,137	$(21)	$13,531	$—
Residential mortgage backed securities	3,065	66	(18)	3,113	—
Commercial mortgage backed securities	3,148	61	(25)	3,184	—
State and municipal obligations	1,109	196	(9)	1,296	—
Asset backed securities	710	30	(2)	738	—
Foreign government bonds and obligations	284	21	(5)	300	—
U.S. government and agencies obligations	1	—	—	1	—
Total fixed maturities	20,732	1,511	(80)	22,163	—
Common stocks	4	4	—	8	3
Total	$20,736	$1,515	$(80)	$22,171	$3

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,105	$1,060	$(53)	$14,112	$—
Residential mortgage backed securities	3,386	72	(43)	3,415	(4)
Commercial mortgage backed securities	2,837	58	(38)	2,857	—
State and municipal obligations	1,092	161	(24)	1,229	—
Asset backed securities	790	26	(11)	805	—
Foreign government bonds and obligations	251	17	(7)	261	—
U.S. government and agencies obligations	3	—	—	3	—
Total fixed maturities	21,464	1,394	(176)	22,682	(4)
Common stocks	4	6	—	10	3
Total	$21,468	$1,400	$(176)	$22,692	$(1)

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in accumulated other comprehensive income (“AOCI”). Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2017 and December 31, 2016, investment securities with a fair value of $1.6 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $697 million and $428 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both September 30, 2017 and December 31, 2016, fixed maturity securities comprised approximately 83% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2017 and December 31, 2016, approximately $962 million and $944 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$5,908	$5,988	27%	$5,671	$5,728	25%
AA	1,079	1,274	6	1,013	1,177	5
A	3,579	4,019	18	3,767	4,167	19
BBB	8,985	9,666	44	9,584	10,190	45
Below investment grade	1,181	1,216	5	1,429	1,420	6
Total fixed maturities	$20,732	$22,163	100%	$21,464	$22,682	100%
As of September 30, 2017 and December 31, 2016, approximately 37% and 40%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	53	$520	$(6)	21	$178	$(15)	74	$698	$(21)
Residential mortgage backed securities	43	833	(11)	26	249	(7)	69	1,082	(18)
Commercial mortgage backed securities	67	1,172	(19)	14	180	(6)	81	1,352	(25)
State and municipal obligations	19	55	—	5	123	(9)	24	178	(9)
Asset backed securities	11	113	(1)	9	63	(1)	20	176	(2)
Foreign government bonds and obligations	8	19	—	14	21	(5)	22	40	(5)
Total	201	$2,712	$(37)	89	$814	$(43)	290	$3,526	$(80)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	114	$1,502	$(26)	33	$319	$(27)	147	$1,821	$(53)
Residential mortgage backed securities	56	1,282	(25)	56	324	(18)	112	1,606	(43)
Commercial mortgage backed securities	80	1,378	(37)	1	11	(1)	81	1,389	(38)
State and municipal obligations	18	66	(3)	2	105	(21)	20	171	(24)
Asset backed securities	23	231	(6)	12	114	(5)	35	345	(11)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Total	298	$4,489	$(98)	119	$896	$(78)	417	$5,385	$(176)
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
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$—	$33	$21	$33
Reductions for securities sold during the period (realized)	—	—	(21)	—
Ending balance	$—	$33	$—	$33

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Gross realized investment gains	$5	$5	$38	$18
Gross realized investment losses	(2)	(3)	(4)	(11)
Total	$3	$2	$34	$7
See Note 13 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of September 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,560	$1,588
Due after one year through five years	5,213	5,466
Due after five years through 10 years	3,314	3,460
Due after 10 years	3,722	4,614
	13,809	15,128
Residential mortgage backed securities	3,065	3,113
Commercial mortgage backed securities	3,148	3,184
Asset backed securities	710	738
Common stocks	4	8
Total	$20,736	$22,171
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities	$237	$249	$717	$751
Mortgage loans	34	38	103	115
Other investments	(4)	(4)	(4)	4
	267	283	816	870
Less: investment expenses	6	7	19	20
Total	$261	$276	$797	$850
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
The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2017	2016
	(in millions)
Beginning balance	$25	$25
Charge-offs	—	(1)
Provisions	—	1
Ending balance	$25	$25

Individually evaluated for impairment	$3	$2
Collectively evaluated for impairment	22	23
The recorded investment in financing receivables by impairment method was as follows:

	September 30, 2017	December 31, 2016
	(in millions)
Individually evaluated for impairment	$18	$10
Collectively evaluated for impairment	3,271	3,275
Total	$3,289	$3,285
As of September 30, 2017 and December 31, 2016, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $13 million and $5 million, respectively.
During the three months ended September 30, 2017 and 2016, the Company purchased $14 million and $17 million, respectively, and sold $9 million and nil, respectively, of syndicated loans. During the nine months ended September 30, 2017 and 2016, the Company purchased $121 million and $54 million, respectively, of syndicated loans, and sold $12 million and $250 million, respectively, of loans. The $250 million (amortized cost, net of unamortized discount) of loans sold during the nine months ended September 30, 2016 consisted of residential mortgage loans sold on March 30, 2016 to an unaffiliated third party. The Company received cash proceeds of $260 million and recognized a gain of $10 million.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2 million as of both September 30, 2017 and December 31, 2016. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were 1% and nil of total commercial mortgage loans as of September 30, 2017 and December 31, 2016, respectively. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
South Atlantic	$738	$753	28%	29%
Pacific	754	722	28	28
Mountain	242	234	9	9
West North Central	205	212	8	8
Middle Atlantic	186	191	7	7
East North Central	231	195	9	8
West South Central	128	122	5	5
New England	79	84	3	3
East South Central	85	80	3	3
	2,648	2,593	100%	100%
Less: allowance for loan losses	19	19
Total	$2,629	$2,574
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
Retail	$896	$916	34%	35%
Office	485	473	18	18
Apartments	540	483	20	19
Industrial	442	430	17	17
Mixed use	42	42	2	2
Hotel	40	41	1	1
Other	203	208	8	8
	2,648	2,593	100%	100%
Less: allowance for loan losses	19	19
Total	$2,629	$2,574
Residential Mortgage Loans
The recorded investment in residential mortgage loans as of September 30, 2017 and December 31, 2016 was $251 million and $300 million, respectively. The Company considers the credit worthiness of borrowers (FICO score), collateral characteristics such as loan-to-value (“LTV”) and geographic concentration to determine when an amount for an allowance for loan losses for residential mortgage loans is appropriate. At a minimum, management updates FICO scores and LTV ratios semiannually. As of September 30, 2017 and December 31, 2016, no allowance for loan losses was recorded.
As of September 30, 2017 and December 31, 2016, approximately 1% and 2%, respectively, of residential mortgage loans had FICO scores below 640. As of both September 30, 2017 and December 31, 2016, none of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentrations for residential mortgage loans are in California representing 52% of the portfolio as of both September 30, 2017 and December 31, 2016. Colorado and Washington represent 18% and 13%, respectively, of the portfolio as of both September 30, 2017 and December 31, 2016. No other state represents more than 10% of the total residential mortgage loan portfolio.
During the third quarter of 2017, the Company entered into an agreement with an unaffiliated third party to sell its remaining $255 million of residential mortgage loans and recorded a $4 million loss to reflect the loans at fair value.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2017 and December 31, 2016 was $390 million and $392 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of September 30, 2017 and December 31, 2016 were $2 million and $1 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of September 30, 2017 and December 31, 2016. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2017 and 2016. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
6. Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updated market-related inputs and implemented model changes related to our living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in the third quarter of 2017 primarily reflected improved persistency and mortality on life insurance contracts and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking to DAC in the third quarter of 2016 primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business in the prior year period resulted in the write-off of DAC, which was included in the impact of unlocking.
The balances of and changes in DAC were as follows:

	2017	2016
	(in millions)
Balance at January 1	$2,611	$2,693	(1)
Capitalization of acquisition costs	173	212	(2)
Amortization, excluding the impact of valuation assumptions review	(154)	(218)
Amortization, impact of valuation assumptions review	12	(81)
Impact of change in net unrealized securities (gains) losses	(18)	(105)
Balance at September 30	$2,624	$2,501	(1)

(1)	DAC balances were restated for the correction of commission expense accrual for certain insurance and annuity products in the fourth quarter of 2016. See Note 1 in the 2016 10-K.

(2)	Includes a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC business.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2017	2016
	(in millions)
Balance at January 1	$301	$334
Capitalization of sales inducement costs	3	4
Amortization, excluding the impact of valuation assumptions review	(27)	(32)
Amortization, impact of valuation assumptions review	(1)	4
Impact of change in net unrealized securities (gains) losses	1	(14)
Balance at September 30	$277	$296

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2017		December 31, 2016
	(in millions)
Policyholder account balances
Fixed annuities (1)	$10,100		$10,588
Variable annuity fixed sub-accounts	5,187		5,211
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,028		3,007
Indexed universal life (“IUL”) insurance	1,290		1,054
Other life insurance	731		758
Total policyholder account balances	20,336		20,618

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	539		1,017
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(73)	(2)	(24)	(2)
Other annuity liabilities	85		66
Fixed annuity life contingent liabilities	1,482		1,497
Life, disability income and long term care insurance	6,027		5,556
VUL/UL and other life insurance additional liabilities	674		588
Total future policy benefits	8,734		8,700
Policy claims and other policyholders’ funds	172		196
Total policyholder account balances, future policy benefits and claims	$29,242		$29,514

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and equity indexed annuity (“EIA”) host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both September 30, 2017 and December 31, 2016 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(in millions)
Variable annuity	$73,467	$69,606
VUL insurance	7,154	6,659
Other insurance	33	33
Total	$80,654	$76,298
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2017				December 31, 2016
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk		Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$59,806	$57,840	$11	66	$56,143	$54,145	$208		65
Five/six-year reset	8,869	6,141	13	66	8,878	6,170	22		66
One-year ratchet	6,502	6,139	12	69	6,426	6,050	110		68
Five-year ratchet	1,562	1,504	1	65	1,542	1,483	7		64
Other	1,057	1,034	58	72	965	942	86		71
Total — GMDB	$77,796	$72,658	$95	66	$73,954	$68,790	$433		65
GGU death benefit	$1,103	$1,052	$126	69	$1,047	$996	$108		68
GMIB	$236	$219	$8	69	$245	$227	$13		68
GMWB:
GMWB	$2,525	$2,517	$2	71	$2,650	$2,642	$2		70
GMWB for life	42,933	42,813	160	67	39,436	39,282	289	(2)	66
Total — GMWB	$45,458	$45,330	$162	67	$42,086	$41,924	$291		66
GMAB	$3,157	$3,153	$—	59	$3,484	$3,476	$21		59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2017		December 31, 2016
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,443	65	$6,376	64
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	10	—	1,056	9	99
Paid claims	(7)	—	—	(1)	(18)
Balance at September 30, 2016	$17	$8	$2,113	$8	$413

Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	3	—	(478)	(49)	59
Paid claims	(3)	(1)	—	—	(22)
Balance at September 30, 2017	$16	$7	$539	$(73)	$471

(1)	The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2017	December 31, 2016
	(in millions)
Mutual funds:
Equity	$44,365	$40,622
Bond	23,481	23,142
Other	5,117	5,326
Total mutual funds	$72,963	$69,090
9. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of September 30, 2017 and December 31, 2016, the Company has pledged $32 million and $33 million of agency residential mortgage backed securities and $16 million and $19 million of commercial mortgage backed securities, respectively. The amount of the Company’s liability including accrued interest as of both September 30, 2017 and December 31, 2016 was $50 million. The remaining maturity of outstanding repurchase agreements was less than one month as of September 30, 2017 and less than three months as of December 31, 2016. The weighted average annualized interest rate on the repurchase agreements held as of September 30, 2017 and December 31, 2016 was 1.4% and 0.9%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $764 million and $771 million as of September 30, 2017 and December 31, 2016, respectively. The amount of the Company’s liability including accrued interest was $151 million and $150 million as of September 30, 2017 and December 31, 2016, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of September 30, 2017 and less than four months as of December 31, 2016. The weighted average annualized interest rate on the FHLB advances held as of September 30, 2017 and December 31, 2016 was 1.3% and 0.8%, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,385	$1,146	$13,531
Residential mortgage backed securities	—	3,024	89	3,113
Commercial mortgage backed securities	—	3,149	35	3,184
State and municipal obligations	—	1,296	—	1,296
Asset backed securities	—	738	—	738
Foreign government bonds and obligations	—	300	—	300
U.S. government and agencies obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,892	1,270	22,163
Common stocks	3	4	1	8
Cash equivalents	—	722	—	722
Other assets:
Interest rate derivative contracts	2	1,169	—	1,171
Equity derivative contracts	48	1,845	—	1,893
Credit derivative contracts	—	4	—	4
Foreign exchange derivative contracts	—	42	—	42
Total other assets	50	3,060	—	3,110
Separate account assets measured at net asset value (“NAV”)				80,654	(1)
Total assets at fair value	$54	$24,678	$1,271	$106,657

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$4	$—	$4
IUL embedded derivatives	—	—	577	577
GMWB and GMAB embedded derivatives	—	—	45	45	(2)
Total policyholder account balances, future policy benefits and claims	—	4	622	626	(3)
Other liabilities:
Interest rate derivative contracts	—	416	—	416
Equity derivative contracts	5	2,474	—	2,479
Foreign exchange derivative contracts	—	27	—	27
Total other liabilities	5	2,917	—	2,922
Total liabilities at fair value	$5	$2,921	$622	$3,548

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,955	$1,157	$14,112
Residential mortgage backed securities	—	3,300	115	3,415
Commercial mortgage backed securities	—	2,857	—	2,857
State and municipal obligations	—	1,229	—	1,229
Asset backed securities	—	792	13	805
Foreign government bonds and obligations	—	261	—	261
U.S. government and agencies obligations	3	—	—	3
Total Available-for-Sale securities: Fixed maturities	3	21,394	1,285	22,682
Common stocks	6	4	—	10
Cash equivalents	—	302	—	302
Other assets:
Interest rate derivative contracts	—	1,735	—	1,735
Equity derivative contracts	43	1,487	—	1,530
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	—	80	—	80
Total other assets	43	3,303	—	3,346
Separate account assets measured at NAV				76,298	(1)
Total assets at fair value	$52	$25,003	$1,285	$102,638

Liabilities
Policyholder account balances, future policy benefits and claims:
EIA embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(5)
Other liabilities:
Interest rate derivative contracts	1	964	—	965
Equity derivative contracts	2	1,987	—	1,989
Foreign exchange derivative contracts	2	45	—	47
Total other liabilities	5	2,996	—	3,001
Total liabilities at fair value	$5	$3,001	$1,078	$4,084

(1)
Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $494 million of individual contracts in a liability position and $449 million of individual contracts in an asset position as of September 30, 2017.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(376) million cumulative increase (decrease) to the embedded derivatives as of September 30, 2017.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position as of December 31, 2016.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(498) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2016.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, July 1, 2017	$1,190	$89	$—	$11	$—	$1,290
Total gains (losses) included in:
Net income	1	—	—	—	—	1	(1)
Other comprehensive income	(1)	1	—	—	—	—
Purchases	38	—	35	—	—	73
Settlements	(82)	(1)	—	—	—	(83)
Transfers into Level 3	—	—	—	—	1	1
Transfers out of Level 3	—	—	—	(11)	—	(11)
Balance, September 30, 2017	$1,146	$89	$35	$—	$1	$1,271

Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$1	$—	$—	$—	$—	$1	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2017	$527		$272		$799
Total (gains) losses included in:
Net income	35	(2)	(309)	(3)	(274)
Issues	26		84		110
Settlements	(11)		(2)		(13)
Balance, September 30, 2017	$577		$45		$622

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2017	$35	(2)	$(307)	(3)	$(272)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Other Derivative Contracts
	(in millions)
Balance, July 1, 2016	$1,197	$15	$—	$130	$1,342		$2
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	(2)	(3)
Other comprehensive income	(2)	—	—	—	(2)		—
Purchases	20	106	33	—	159		—
Settlements	(21)	(1)	—	(1)	(23)		—
Transfers out of Level 3	—	—	—	(12)	(12)		—
Balance, September 30, 2016	$1,193	$120	$33	$118	$1,464		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2016	$(1)	$—	$—	$1	$—	(1)	$(2)	(3)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2016	$408		$1,965		$2,373
Total (gains) losses included in:
Net income	12	(2)	(280)	(3)	(268)
Issues	25		77		102
Settlements	(7)		(6)		(13)
Balance, September 30, 2016	$438		$1,756		$2,194

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2016	$12	(2)	$(267)	(3)	$(255)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Common Stocks	Total
	(in millions)
Balance, January 1, 2017	$1,157	$115	$—	$13	$—	$1,285
Total gains (losses) included in:
Net income	1	—	—	—	—	1	(1)
Other comprehensive income	1	1	—	—	—	2
Purchases	96	67	35	49	—	247
Settlements	(109)	(5)	—	(13)	—	(127)
Transfers into Level 3	—	—	—	11	5	16
Transfers out of Level 3	—	(89)	—	(60)	(4)	(153)
Balance, September 30, 2017	$1,146	$89	$35	$—	$1	$1,271

Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$1	$—	$—	$—	$—	$1	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078
Total (gains) losses included in:
Net income	75	(2)	(798)	(3)	(723)
Issues	70		238		308
Settlements	(32)		(9)		(41)
Balance, September 30, 2017	$577		$45		$622

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2017	$75	(2)	$(771)	(3)	$(696)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total		Other Derivative Contracts
	(in millions)
Balance, January 1, 2016	$1,235	$21	$3	$133	$1,392		$—
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	(2)	(3)
Other comprehensive income	26	—	—	—	26		—
Purchases	34	106	42	—	182		2
Settlements	(101)	(7)	(3)	(1)	(112)		—
Transfers into Level 3	—	—	—	12	12		—
Transfers out of Level 3	—	—	(9)	(27)	(36)		—
Balance, September 30, 2016	$1,193	$120	$33	$118	$1,464		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2016	$(1)	$—	$—	$1	$—	(1)	$(2)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	8	(2)	708	(3)	716
Issues	86		215		301
Settlements	(20)		(18)		(38)
Balance, September 30, 2016	$438		$1,756		$2,194

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2016	$8	(2)	$830	(3)	$838

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(37) million and $8 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended September 30, 2017 and 2016, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(91) million and $295 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the nine months ended September 30, 2017 and 2016, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,144	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	-	2.3%	1.2%
IUL embedded derivatives	$577	Discounted cash flow	Nonperformance risk (1)	67 bps
GMWB and GMAB embedded derivatives	$45	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	42.0%
			Surrender rate	0.1%	-	74.7%
			Market volatility (3)	4.3%	-	15.9%
			Nonperformance risk (1)	67 bps

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,154	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	2.5%	1.3%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk (1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	75.6%
			Surrender rate	0.1%	-	66.4%
			Market volatility (3)	5.3%	-	21.2%
			Nonperformance risk (1)	82 bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of September 30, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of September 30, 2017 and December 31, 2016. See Note 11 and Note 12 for further information on the credit risk of derivative instruments and related collateral.
Loans held for sale are required to be recorded at the lower of cost or fair value. During the third quarter of 2017, the Company entered into an agreement with an unaffiliated third party to sell $255 million of residential mortgage loans at a $4 million loss.  The loans are measured at fair value on a nonrecurring basis. The fair value of the loans, which reflects the selling price negotiated with the third party, was $251 million as of September 30, 2017, and is classified as Level 3 as the valuation includes unobservable inputs.
During the reporting periods, there were no other material assets or liabilities measured at fair value on a nonrecurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,629	$—	$—	$2,648	$2,648
Policy loans	841	—	—	797	797
Other investments	401	—	352	51	403

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,415	$—	$—	$11,052	$11,052
Short-term borrowings	201	—	201	—	201
Other liabilities	145	—	—	140	140
Separate account liabilities measured at NAV	356				356	(1)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,874	$—	$—	$2,865	$2,865
Policy loans	830	—	—	807	807
Other investments	402	—	364	43	407

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Short-term borrowings	200	—	200	—	200
Other liabilities	177	—	—	169	169
Separate account liabilities measured at NAV	341				341	(1)

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
The fair value of residential mortgage loans as of December 31, 2016 is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, loss severity and credit loss estimates, with discount rates based on the Company’s estimate of current market conditions.
Given the significant unobservable inputs to the valuation of mortgage loans as of December 31, 2016, these measurements are classified as Level 3.
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
11. Offsetting Assets and Liabilities
Certain financial instruments and derivative instruments are eligible for offset in the Consolidated Balance Sheets. The Company’s derivative instruments and repurchase agreements are subject to master netting and collateral arrangements and qualify for offset. A master netting arrangement with a counterparty creates a right of offset for amounts due to and from that same counterparty that is enforceable in the event of a default or bankruptcy. The Company’s policy is to recognize amounts subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,079	$—	$3,079	$(2,327)	$(636)	$(109)	$7
OTC cleared (2)	13	—	13	(12)	—	—	1
Exchange-traded	18	—	18	(2)	—	—	16
Total derivatives	$3,110	$—	$3,110	$(2,341)	$(636)	$(109)	$24

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,822	$—	$2,822	$(2,161)	$(374)	$(235)	$52
OTC cleared	510	—	510	(507)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	$3,346	$—	$3,346	$(2,670)	$(377)	$(235)	$64

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,908	$—	$2,908	$(2,327)	$(1)	$(578)	$2
OTC cleared (2)	12	—	12	(12)	—	—	—
Exchange-traded	2	—	2	(2)	—	—	—
Total derivatives	2,922	—	2,922	(2,341)	(1)	(578)	2
Repurchase agreements	50	—	50	—	—	(48)	2
Total	$2,972	$—	$2,972	$(2,341)	$(1)	$(626)	$4

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,481	$—	$2,481	$(2,161)	$—	$(312)	$8
OTC cleared	515	—	515	(507)	(8)	—	—
Exchange-traded	5	—	5	(2)	—	—	3
Total derivatives	3,001	—	3,001	(2,670)	(8)	(312)	11
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,051	$—	$3,051	$(2,670)	$(8)	$(362)	$11

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$65,248	$1,171	$416	$71,019	$1,735	$965
Equity contracts	58,359	1,893	2,479	60,419	1,530	1,989
Credit contracts	718	4	—	1,039	1	—
Foreign exchange contracts	4,314	42	27	4,494	80	47
Other contracts	450	—	—	240	—	—
Total non-designated hedges	129,089	3,110	2,922	137,211	3,346	3,001

Embedded derivatives
GMWB and GMAB (3)	N/A	—	45	N/A	—	614
IUL	N/A	—	577	N/A	—	464
EIA	N/A	—	4	N/A	—	5
Total embedded derivatives	N/A	—	626	N/A	—	1,083
Total derivatives	$129,089	$3,110	$3,548	$137,211	$3,346	$4,084
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2017 included $494 million of individual contracts in a liability position and $449 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position.
See Note 10 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2017 and December 31, 2016, investment securities with a fair value of $122 million and $235 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $122 million and $118 million, respectively, may be sold, pledged or rehypothecated by the Company. As of September 30, 2017 and December 31, 2016, the Company had sold, pledged, or rehypothecated $12 million and $19 million, respectively, of these securities. In addition, as of September 30, 2017 and December 31, 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2017
Interest rate contracts	$—	$15
Equity contracts	18	(241)
Credit contracts	—	(3)
Foreign exchange contracts	—	1
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	227
IUL embedded derivatives	(24)	—
Total gain (loss)	$(6)	$(3)

Nine Months Ended September 30, 2017
Interest rate contracts	$—	$63
Equity contracts	50	(859)
Credit contracts	—	(22)
Foreign exchange contracts	—	(27)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	569
IUL embedded derivatives	(43)	—
Total gain (loss)	$7	$(278)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2016
Interest rate contracts	$—	$(13)
Equity contracts	12	(364)
Credit contracts	—	(3)
Foreign exchange contracts	—	(12)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	209
IUL embedded derivatives	(5)	—
Total gain (loss)	$7	$(185)

Nine Months Ended September 30, 2016
Interest rate contracts	$—	$1,191
Equity contracts	10	(525)
Credit contracts	—	(34)
Foreign exchange contracts	—	(66)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	(905)
IUL embedded derivatives	12	—
Total gain (loss)	$22	$(341)

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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2017:

	Premiums Payable	Premiums Receivable
	(in millions)
2017 (1)	$95	$25
2018	213	129
2019	275	170
2020	197	98
2021	168	107
2022-2026	669	182
Total	$1,617	$711
(1) 2017 amounts represent the amounts payable and receivable for the period from October 1, 2017 to December 31, 2017.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses futures, options, swaps and swaptions. Certain of the macro hedge derivatives contain settlement provisions linked to both equity returns and interest rates. The Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates are shown in Other contracts in the tables above.
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
Cash Flow Hedges
During the nine months ended September 30, 2017, the Company held no derivatives that were designated as cash flow hedges.
As of September 30, 2017, the Company expects to reclassify $3 million of deferred losses on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the nine months ended September 30, 2017 and 2016, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the nine months ended September 30, 2017 and 2016, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 13 for a summary of net unrealized gains included in AOCI related to previously designated cash flow hedges.
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is one year and relates to interest credited on forecasted fixed premium product sales.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 11 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2017 and December 31, 2016, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $368 million and $206 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2017 and December 31, 2016 was $366 million and $198 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2017 and December 31, 2016 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and $8 million, respectively.
13. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2017			2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$52	$(18)	$34	$75	$(25)	$50
Reclassification of net securities (gains) losses included in net income (2)	(3)	1	(2)	(1)	—	(1)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(61)	22	(39)	(114)	39	(75)
Net unrealized securities gains (losses)	(12)	5	(7)	(40)	14	(26)
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	1	—	1	1	—	1
Net unrealized derivatives gains (losses)	1	—	1	1	—	1
Other comprehensive income (loss)	$(11)	$5	$(6)	$(39)	$14	$(25)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2017			2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$245	$(85)	$160	$1,067	$(375)	$692
Reclassification of net securities (gains) losses included in net income (2)	(34)	12	(22)	(7)	2	(5)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(168)	59	(109)	(533)	186	(347)
Net unrealized securities gains (losses)	43	(14)	29	527	(187)	340
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	4	(1)	3	4	(1)	3
Net unrealized derivatives gains (losses)	4	(1)	3	4	(1)	3
Other	(1)	—	(1)	—	—	—
Other comprehensive income (loss)	$46	$(15)	$31	$531	$(188)	$343
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, July 1, 2017	$497		$(2)	$(1)	$494
OCI before reclassifications	(5)		—	—	(5)
Amounts reclassified from AOCI	(2)		1	—	(1)
Total OCI	(7)		1	—	(6)
Balance, September 30, 2017	$490	(1)	$(1)	$(1)	$488

Balance, January 1, 2017	$461		$(4)	$—	$457
OCI before reclassifications	51		—	(1)	50
Amounts reclassified from AOCI	(22)		3	—	(19)
Total OCI	29		3	(1)	31
Balance, September 30, 2017	$490	(1)	$(1)	$(1)	$488

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Total
	(in millions)
Balance, July 1, 2016	$769		$(6)	$763
OCI before reclassifications	(25)		—	(25)
Amounts reclassified from AOCI	(1)		1	—
Total OCI	(26)		1	(25)
Balance, September 30, 2016	$743	(1)	$(5)	$738

Balance, January 1, 2016	$403		$(8)	$395
OCI before reclassifications	345		—	345
Amounts reclassified from AOCI	(5)		3	(2)
Total OCI	340		3	343
Balance, September 30, 2016	$743	(1)	$(5)	$738
(1) Includes $2 million and $1 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of September 30, 2017 and September 30, 2016, respectively.
14. Income Taxes
The Company’s effective tax rate was 11.8% and 1,900.0% for the three months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate was 9.4% and 5.8% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The decrease in the effective tax rate for the three months ended September 30, 2017 compared to the prior year period is primarily due to pretax income in the third quarter of 2017 compared to a pretax loss in the third quarter of 2016. The increase in the effective tax rate for the nine months ended September 30, 2017 compared to the prior year period is primarily due to an increase in pretax income.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2017.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $10 million and $8 million as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, the Company had $62 million and $59 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $6 million, net of federal tax benefits, of unrecognized tax benefits as of both September 30, 2017 and December 31, 2016, would affect the effective tax rate.
The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase (decrease) of $(1) million and $1 million in interest and penalties for the three months and nine months ended September 30, 2017, respectively. The Company recognized a net increase (decrease) of nil and $(39) million for the three months and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had a payable of $3 million and $2 million, respectively, related to accrued interest and penalties.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the third quarter, the Company received final cash settlements for resolution of the 2006 and 2011 audits. The Internal Revenue Service (“IRS”) has completed its examination of the 2008 through 2010 tax returns, and these years are effectively settled; however, the statutes of limitation, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 through 2015. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of September 30, 2017 and December 31, 2016, the estimated liability was $15 million and $16 million, respectively, and the related premium tax asset was $12 million and $14 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
See Note 1 to the Consolidated Financial Statements for additional information.
A significant portion of the Company’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of the Company’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor published regulations in April 2016 that would expand the scope of who is considered an ERISA fiduciary and therefore subject to certain ERISA transaction prohibitions involving the assets of IRA and ERISA plan clients. The regulations introduced additional exemptions and various amendments and revocations to pre-existing exemptions and focus on investment recommendations made by financial advisors or registered investment advisors to clients holding qualified accounts as well as how financial advisors are able to discuss IRA rollovers. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. The Company’s affiliated selling firms adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to their affiliated advisors and staff. The second phase of the regulation puts into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation pertaining to a new “best interest contract exemption” is currently scheduled to become effective on January 1, 2018. These regulations are currently under review by the Department of Labor and the Department has proposed to delay the second phase of the regulations until July 1, 2019 which would give the Department of Labor more time to determine if further revisions to the regulations are advisable. However, as of November 1, the Department of Labor has not issued final guidance implementing a further delay. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016. In light of the uncertainty regarding the fiduciary regulation, while the Company prudently continues to prepare to comply with the second phase of the Department of Labor’s investment fiduciary regulations and exemptions in the form in which they were adopted in April 2016, it is also evaluating the impact to its clients and business should the Department of Labor decide to rescind or revise the regulations per the developments since President Trump’s inauguration as generally described above.
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

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 and 2016
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2017	2016
	(in millions)
Revenues
Premiums	$304	$315	$(11)	(3)%
Net investment income	797	850	(53)	(6)
Policy and contract charges	1,415	1,501	(86)	(6)
Other revenues	308	303	5	2
Net realized investment gains	31	15	16	NM
Total revenues	2,855	2,984	(129)	(4)

Benefits and expenses
Benefits, claims, losses and settlement expenses	920	1,148	(228)	(20)
Interest credited to fixed accounts	509	465	44	9
Amortization of deferred acquisition costs	142	299	(157)	(53)
Other insurance and operating expenses	527	505	22	4
Total benefits and expenses	2,098	2,417	(319)	(13)
Pretax income	757	567	190	34
Income tax provision	71	33	38	NM
Net income	$686	$534	$152	28%
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
The favorable unlocking impact in the third quarter of 2017 primarily reflected a positive impact from updates to market-related inputs to the living benefit valuation. In addition, premium deficiency testing of the Company’s closed long term care (“LTC”) business resulted in a loss recognition reserve of $57 million in the third quarter of 2017 primarily due to higher morbidity partially offset by premium increases.
The unfavorable unlocking impact in the third quarter of 2016 primarily reflected low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs related to the living benefit valuation and other model updates. The long-term interest rate assumption remained unchanged, but management extended the period it would take for rates to reach the long term level from 3.5 years to 5.5 years. In addition, the review of the Company’s closed LTC business in the third quarter of 2016 resulted in a loss recognition of $31 million due to low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The $31 million, which is included in the unlocking impact in the third quarter of 2016, was comprised of $58 million of amortization of DAC and the release of the related deferred reinsurance liability of $27 million.

RIVERSOURCE LIFE INSURANCE COMPANY

The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking for the nine months ended September 30:

Pretax Increase (Decrease)	2017	2016
	(in millions)
Policy and contract charges	$(47)	$64
Total revenues	(47)	64

Benefits, claims, losses and settlement expenses	(139)	229
Amortization of deferred acquisition costs	(12)	81
Other insurance and operating expenses	—	(27)
Total benefits and expenses	(151)	283
Total	$104	$(219)
Net income increased $152 million or 28% to $686 million for the nine months ended September 30, 2017 compared to $534 million for the prior year period. Pretax income increased $190 million or 34% to $757 million for the nine months ended September 30, 2017 compared to $567 million for the prior year period primarily due to the impact from unlocking, market appreciation and an unfavorable $29 million LTC reserve correction in the third quarter of 2016 partially offset by loss recognition of $57 million on LTC insurance products in the third quarter of 2017.
The following market-related impacts were also significant drivers of the year-over-year change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was an expense of $142 million for the nine months ended September 30, 2017 compared to an expense of $55 million for the prior year period.

•
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $16 million for the nine months ended September 30, 2017 compared to a benefit of $31 million for the prior year period.

•
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $63 million ($27 million for DAC, $6 million for DSIC and $30 million for insurance features in non-traditional long-duration contracts) for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $5 million ($3 million for DAC, $1 million for DSIC and $1 million for insurance features in non-traditional long-duration contracts) for the prior year period.

The Company’s variable annuity account balances increased 4% to $78.7 billion as of September 30, 2017 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.7 billion. Lapse rates were higher in the nine months ended September 30, 2017, reflecting increased client asset transfers from variable annuities to affiliated fee-based investment advisory accounts.
The Company’s fixed deferred annuity account balances declined 7% to $9.5 billion as of September 30, 2017 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down.
Revenues
Total revenues decreased by $129 million or 4% to $2.9 billion for the nine months ended September 30, 2017 compared to $3.0 billion the prior year period.
Net investment income decreased $53 million or 6% to $797 million for the nine months ended September 30, 2017 compared to $850 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower invested assets and continued low interest rates.
Policy and contract charges decreased $86 million or 6% to $1.4 billion for the nine months ended September 30, 2017 compared to $1.5 billion for the prior year period due to the impact of unlocking, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates. Policy and contract charges for the nine months ended September 30, 2017 included a $47 million unfavorable impact from unlocking compared to a $64 million favorable impact in the prior year period. The primary driver of the unlocking impact to policy and contract charges for the nine months ended September 30, 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to policy and contract charges for the prior year period was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.

RIVERSOURCE LIFE INSURANCE COMPANY

Net realized investment gains were $31 million for the nine months ended September 30, 2017 compared to $15 million for the prior year period. For the nine months ended September 30, 2017, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $34 million partially offset by a loss of $4 million related to the intent to sell residential mortgage loans. For the nine months ended September 30, 2016, net realized gains of $7 million on Available-for-Sale securities due to sales, calls and tenders and a net realized gain of $10 million from the sale of certain residential mortgage loans were partially offset by a $1 million increase in the provision for loan losses on syndicated loans.
Benefits and Expenses
Total benefits and expenses decreased $319 million or 13% to $2.1 billion for the nine months ended September 30, 2017 compared to $2.4 billion in the prior year period primarily due to the impact of unlocking.
Benefits, claims, losses and settlement expenses decreased $228 million or 20% to $920 million for the nine months ended September 30, 2017 compared to $1.1 billion for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2017 included a $139 million benefit from unlocking compared to a $229 million expense in the prior year period. The unlocking impact for the third quarter of 2017 primarily reflected a benefit from updates to market-related inputs to the living benefit valuation. The unlocking impact for the prior year period primarily reflected low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs to the living benefit valuation.

•	A $29 million increase in LTC reserves from a correction related to the claim utilization assumption in the third quarter of 2016.

•	A $57 million expense from loss recognition on LTC insurance products in the third quarter of 2017 primarily due to unfavorable morbidity experience partially offset by premium increases.

•
A $24 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $21 million negative impact for the nine months ended September 30, 2017 from changes in assumptions in the prior year unlocking process that result in ongoing increases to living benefit reserves.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $36 million for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $2 million for the prior year period.

•
A $459 million increase in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $122 million for the nine months ended September 30, 2017 compared to a favorable impact of $337 million for the prior year period.

•
A $345 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $1.7 billion change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $1.4 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2017 compared to the prior year period.

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the nine months ended September 30, 2017 compared to an expense in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the nine months ended September 30, 2017 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

Interest credited to fixed accounts increased $44 million or 9% to $509 million for the nine months ended September 30, 2017 compared to $465 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was an expense of $14 million for the nine months ended September 30, 2017 compared to a benefit of $25 million for the prior year period.
Amortization of DAC decreased $157 million or 53% to $142 million for the nine months ended September 30, 2017 compared to $299 million for the prior year period primarily reflecting the following items:

•
The impact of unlocking was a benefit of $12 million for the nine months ended September 30, 2017 compared to an expense of $81 million for the prior year period. The impact of unlocking in the third quarter of 2017 primarily reflected improved persistency and mortality on life insurance contracts and a $10 million benefit from a correction related to a variable annuity

RIVERSOURCE LIFE INSURANCE COMPANY

model assumption, partially offset by updates to the market-related inputs to the living benefit valuation. The impact of unlocking in the prior year period primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company wrote-off $58 million of DAC in connection with the loss recognition on LTC insurance products in the prior year period.

•
The impact on DAC from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $27 million for the nine months ended September 30, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $3 million for the prior year period.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $18 million for the nine months ended September 30, 2017 compared to an expense of $9 million for the prior year period.

Income Taxes
The Company’s effective tax rate was 9.4% for the nine months ended September 30, 2017 compared to 5.8% for the nine months ended September 30, 2016. The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The increase in the effective tax rate for the nine months ended September 30, 2017 compared to the prior year period was primarily due to higher levels of pretax income.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through September 30, 2019 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, was $3.5 billion and 5.4%, respectively, as of September 30, 2017. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.1 billion and had a weighted average yield of 3.3% as of September 30, 2017. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2017 was approximately 3.5%.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2017:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(89)	$—	$(89)
DAC and DSIC amortization (1) (2)	(129)	—	(129)
Variable annuity riders:
GMDB and GMIB (2)	(29)	—	(29)
GMWB	(379)	233	(146)
GMAB	(25)	26	1
DAC and DSIC amortization (3)	N/A	N/A	(3)
Total variable annuity riders	(433)	259	(177)
Macro hedge program (4)	—	27	27
Equity indexed annuities	1	(1)	—
Indexed universal life insurance	66	(49)	17
Total	$(584)	$236	$(351)

RIVERSOURCE LIFE INSURANCE COMPANY

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(28)	$—	$(28)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	983	(1,089)	(106)
GMAB	21	(23)	(2)
DAC and DSIC amortization (3)	N/A	N/A	18
Total variable annuity riders	1,004	(1,112)	(90)
Macro hedge program(4)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	99	—	99
Indexed universal life insurance	93	2	95
Total	$1,168	$(1,111)	$75
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders and indexed universal life insurance by updating

RIVERSOURCE LIFE INSURANCE COMPANY

certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2017. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to net income would be approximately $213 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 35%), based on September 30, 2017 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both September 30, 2017 and December 31, 2016 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of September 30, 2017, the Company had estimated maximum borrowing capacity of $5.6 billion under the FHLB facility, of which $151 million was outstanding and is collateralized with commercial mortgage backed securities.
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
Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash dividends paid to Ameriprise Financial	$700	$800
Cash dividends received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	50	50
Cash dividends received from RiverSource Tax Advantaged Investments, Inc.	20	15
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital(1)		Regulatory Capital Requirements(2)
	September 30, 2017	December 31, 2016	December 31, 2016
	(in millions)
RiverSource Life Insurance Company	$2,737	$3,052	$606
RiverSource Life Insurance Co. of NY	306	323	38
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.

RIVERSOURCE LIFE INSURANCE COMPANY

Insurance companies’ statutory capital is calculated in accordance with the accounting practices prescribed or permitted by domiciliary state insurance regulators. RiverSource Life Insurance Company received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2018, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory capital from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. The permitted practice allows RiverSource Life Insurance Company to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount will be amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. There was no immediate impact to statutory capital at the effective date for the permitted statutory accounting practice. As of September 30, 2017, application of this permitted practice resulted in a decrease to RiverSource Life Insurance Company’s statutory capital of approximately $21 million.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2017.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2016 10-K.

RIVERSOURCE LIFE INSURANCE COMPANY

ITEM 6. EXHIBITS
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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Shareholder’s Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 1, 2017	By	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	November 1, 2017	By	/s/ Brian J. McGrane
Brian J. McGrane
Executive Vice President and
Chief Financial Officer