Form 10-K
period 2017-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2018-02-22
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from __________ to __________
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2018
Common Stock (par value $30 per share)	100,000 shares
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
Annuities: Product Features and Risks
RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFSI. In 2017, sales for annuities sold through AFSI were $4.5 billion, of which $4.2 billion were for variable annuity sales and $300 million were for fixed annuity sales. In 2017, RiverSource Life had total sales for fixed annuities through third-party distributors of $9 million.
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
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. The underlying investment account options may include funds offered under affiliated trust funds, as well as variable portfolio funds offered through unaffiliated companies. Some variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% as of December 31, 2017.
Contract purchasers can choose to add optional benefits to their contracts for an additional fee, including but not limited to, certain guaranteed minimum death benefits (individually, “GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a guaranteed minimum accumulation benefit (“GMAB”). Approximately 99% of RiverSource Life’s overall variable annuity assets include an optional GMDB and approximately 62% of RiverSource Life’s overall variable annuity assets include an optional GMWB or GMAB. In general, these features can help protect contractholders and beneficiaries from a shortfall in death benefits, accumulation value or lifetime income due to a decline in the value of their underlying investment accounts.
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
Fixed Annuities
RiverSource Life’s fixed deferred annuity products provide a contractholder with contract value that increases by a fixed or indexed interest rate. RiverSource Life periodically resets rates at its discretion subject to certain contract terms establishing guaranteed minimum interest crediting rates. Revenues for RiverSource Life’s fixed deferred annuity products are primarily earned as net investment income on assets supporting fixed account balances with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% as of December 31, 2017. New contracts issued provide guaranteed minimum interest rates in compliance with state laws. Immediate annuity products provide a contractholder a guaranteed fixed income payment for life or the term of the contract.

Insurance: Product Features and Risks
RiverSource Life issues universal life insurance, indexed universal life (“IUL”) insurance, variable universal life insurance, traditional life insurance and disability income (“DI”) insurance. Universal life insurance is a form of permanent life insurance characterized by flexible premiums, flexible death benefits and unbundled pricing factors (i.e., mortality, interest and expenses). Variable universal life insurance combines the premium and death benefit flexibility of universal life with underlying fund investment flexibility and the risks associated therewith. Traditional life insurance refers to whole and term life insurance policies. Traditional life insurance typically pays a specified sum to a beneficiary upon death of the insured for a fixed premium. RiverSource Life also offers various riders and alternatives, such as an accelerated benefit rider for chronic illness on its new permanent insurance products and a universal life insurance product with long term care benefits.
RiverSource Life’s sales of individual life insurance in 2017, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 82% universal life, 16% variable universal life and 2% traditional life. RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. Reinsurance is utilized by RiverSource Life to mitigate this risk.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include funds offered under affiliated trust funds, an index-linked option, as well as variable portfolio funds offered through unaffiliated companies. Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2% to 4.5% as of December 31, 2017. RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance.
Universal Life Insurance and Traditional Whole Life Insurance
Universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource Life’s universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates. Universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% as of December 31, 2017. Approximately 14% of the face amount of RiverSource Life’s in force life insurance is universal life, which includes IUL, as described below. Certain universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. Approximately 26% of in force universal life contains a secondary guarantee that generates an additional liability.
RiverSource Life’s IUL insurance products provide lifetime insurance protection and asset growth through index-linked interest crediting. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest as well as a minimum guaranteed credited rate of interest.
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
Closed Block Long Term Care Insurance
Prior to December 31, 2002, RiverSource Life underwrote stand-alone long term care (“LTC”) insurance. RiverSource Life discontinued offering LTC insurance as of December 31, 2002. A large majority of the closed block LTC is comprised of nursing home indemnity LTC or comprehensive reimbursement LTC. Generally, RiverSource Life’s insureds are eligible for LTC benefits when they are cognitively impaired or unable to perform certain activities of daily living.

Nursing home indemnity LTC policies provide a predefined daily benefit when the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. The nursing home indemnity LTC policies were primarily sold from 1989 through 1998. As of December 31, 2017, the nursing home indemnity LTC block had approximately $84 million in in-force annual premium and future policyholder benefits and claim reserves of approximately $1.5 billion, net of reinsurance.
RiverSource Life’s comprehensive reimbursement LTC policies provide a predefined maximum daily benefit when the insured is confined to a nursing home covering a variety of LTC expenses including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. The comprehensive reimbursement LTC policies were primarily sold from 1997 through 2002. As of December 31, 2017, the comprehensive reimbursement LTC block had approximately $118 million in in-force annual premium and future policyholder benefits and claim reserves of approximately $1.1 billion, net of reinsurance.
RiverSource Life’s closed block LTC was sold on a guaranteed renewable basis which allows it to re-price in-force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage, and benefit increase option and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. RiverSource Life develops its assumptions based on its own claims and persistency experience. RiverSource Life has pursued nationwide premium rate increases for many years and expects to continue to pursue rate increases over the next several years. In general, since very little of RiverSource Life’s LTC business is subject to rate stability regulation, RiverSource Life has followed a policy of pursuing smaller, more frequent increases rather than single large increases in order to align policyholder and shareholder objectives. RiverSource Life also provides policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
For existing LTC policies, RiverSource Life has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. Under these agreements, RiverSource Life has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
For all policies, RiverSource Life holds active life reserves. These reserves reflect future benefits and expenses RiverSource Life expects to pay, net of the future premiums it expects to collect. In addition, a claim reserve is established when a claim is incurred. The claim reserve reflects RiverSource Life’s best estimate of the present value of the liability for future claim payments and claim adjustment expenses. A claim reserve is based on actual known facts regarding the claim, coverage considerations, and uses assumptions derived from RiverSource Life’s actual historical claim experience.
RiverSource Life undertakes an extensive review of active life future policy benefit reserve adequacy annually during the third quarter of each year, or more frequently if appropriate, using current best estimate assumptions as of the date of the review. RiverSource Life’s annual review process includes an analysis of its key reserve assumptions, including, at this time, those for morbidity, terminations (mortality and lapses), premium rate increases, and investment yields. Because RiverSource Life has a rigorous annual review of all key reserve assumptions, RiverSource Life believes it is materially less exposed to large one-time reserve adjustments.

•
Morbidity - A comprehensive morbidity experience study is performed annually using all company historical claim information, including paid claims and claim reserves. The experience study is split between age, duration, policy form series, nursing home, home care and lifetime and non-lifetime benefit periods. The results of these experience studies are used to adjust the morbidity assumption used in determining reserve adequacy. Recent experience studies support the observation that the morbidity for nursing home indemnity LTC policies, with an average policyholder attained age of 80, has stabilized as the data has become more statistically credible at older ages. The more recently issued comprehensive reimbursement LTC block, with an average policyholder attained age of 74, has somewhat less credible experience (that is, fewer claims). In 2017, RiverSource Life adjusted its claims expectations for the comprehensive reimbursement LTC block upward based on trending emerging experience.

•
Terminations - Termination, or mortality and lapse, experience studies are performed annually using all company historical death and lapse information and are evaluated considering issue age, duration, and lifetime and non-lifetime benefit periods. The termination assumptions have been stable for the last several years.

•
Premium Rate Increases - Future premium rate increases are considered in determining RiverSource Life’s reserve adequacy. For premium rate increases that RiverSource Life has initiated nationwide but have not yet been fully approved in all states, RiverSource Life reviews each policy form on a state-by-state basis to estimate the timing and amount it expects to be approved based on the historical experience of each state. Additionally, RiverSource Life’s analysis reflects management’s current best estimate assumption of one to two additional rate increases being pursued over the next four years with an estimate of varying success rates based on historical state approvals, regulatory restrictions and future anticipated state reaction. RiverSource Life is closely monitoring the industry and regulators to keep informed of possible changes to premium rate increase regulations. Given the current regulatory environment, management’s best estimate assumptions of future rate increase approvals are not overly aggressive and RiverSource Life believes are reasonable to support its benefit obligations.

•
Investment Yields - Current and projected investment yields are also evaluated and updated annually. Projected investment yields reflect management’s best estimate of future interest rates (consistent with all other GAAP projections) as well as RiverSource Life’s investment strategy.

As a result of RiverSource Life’s 2017 review of its reserve assumptions, RiverSource Life’s active life reserve was increased in the third quarter 2017 by $57 million, an increase of less than 3% when compared to its LTC reserves, net of reinsurance. These new assumptions will remain locked in as the basis for RiverSource Life’s reserve calculations as long as its annual review process indicates that the reserves are adequate.
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
In the general account, RiverSource Life, through its investment manager, Columbia Management Investment Advisers, LLC (“CMIA”), primarily invests in fixed maturity securities over a broad range of maturities for the purpose of providing a targeted rate of return on its investments while controlling risk. The majority of these fixed maturity securities are interest-bearing investments such as government obligations, mortgage backed obligations and various corporate debt instruments. RiverSource Life does not invest in securities to generate trading profits.
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
The interest rates credited to policyholders’ and contractholders’ fixed accounts generally reset towards new business rates; therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of RiverSource Life’s strategy includes the use of derivatives for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby lessening the impact of an increase in rates credited to policyholders’ and contractholders’ fixed accounts. Conversely, in a low interest rate environment, margins may be negatively impacted as the interest rates available on RiverSource Life’s invested assets approach guaranteed minimum interest rates on the insurance policies or annuity contracts in force. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment.
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
Generally, the separate accounts consist of a number of subaccounts, each of which invests in shares of a particular registered mutual fund called an underlying fund. Contractholders and policyholders can allocate their payments among these various subaccounts. The underlying funds which the subaccounts invest in are managed both by affiliated and unaffiliated third-party money managers. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of each subaccount fluctuates with the investment return of the underlying fund in which it invests. Under the subaccounts of each separate account, RiverSource Life credits or charges income, capital gains and losses only to that subaccount.
RiverSource Life earns fee-based revenue in the form of mortality and expense risk fees, administrative fees, fees charged for optional features elected by the contractholder and any surrender or withdrawal charges.
RiverSource Life receives payments from its affiliates, CMIA and Columbia Wanger Asset Management, LLC, for providing distribution and certain administrative services for the trust funds which are available as investment options under the variable annuity and life insurance products. RiverSource Life also receives payments from its affiliate, Columbia Management Investment Services Corp., for providing certain administrative services for the trust funds. In addition, RiverSource Life receives payments from its affiliate, Columbia Management Investment Distributors, Inc., to reimburse it for costs incurred in the distribution of trust fund shares through the variable annuity and life insurance products.
In addition to the revenues described above, RiverSource Life receives distribution payments and administrative service payments from unaffiliated companies’ funds included as investment options under its variable annuity and life insurance products. These fees are generally based on the level of separate account assets held in a particular fund and accordingly will vary based on market conditions.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework and providing periodic reports to the President and Congress. RiverSource Life monitors the FIO’s activity to identify and assess emerging regulatory priorities with potential application to its business.
Until late 2017, RiverSource Life owned a block of residential mortgage loans. As such, it was required to comply with applicable federal and state lending and foreclosure laws and was subject to the jurisdiction of the federal Consumer Finance Protection Bureau and certain state regulators relative to these mortgage loans. These regulatory obligations are largely terminated, with only trailing and immaterial requirements remaining.
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
As of December 31, 2017, RiverSource Life Insurance Company’s company action level RBC was $562 million, and the corresponding total adjusted capital was $2.5 billion, which represents 437% of company action level RBC.
As of December 31, 2017, RiverSource Life of NY’s company action level RBC was $36 million, and the corresponding total adjusted capital was $269 million, which represents 739% of company action level RBC.
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
A significant portion of RiverSource Life’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of RiverSource Life’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, as well as how financial advisors are able to discuss IRA rollovers and how financial advisors and affiliates can transact with retirement investors. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. The Company’s affiliated selling firms adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to their affiliated advisors and staff. The second phase of the regulation pertaining to a new “best interest contract exemption” would put into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation is currently scheduled to become effective on July 1, 2019. However, these regulations are currently under review by the Department of Labor to determine if further revisions to the regulations are advisable. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016. In addition, the Securities and Exchange Commission is also working on developing its own fiduciary standard that would apply to recommendations made by financial advisors who work on a commission basis and would apply regardless of the type of account (IRA or non-qualified) an investor holds. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. RiverSource Life is also seeing self-regulatory bodies like the Certified Financial Planner Board working on a fiduciary standard that would apply to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any final regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
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
ITEM 1A. RISK FACTORS
RiverSource Life’s operations and financial results are subject to various risks and uncertainties, including those described below, that could have a material adverse effect on RiverSource Life’s business, financial condition or results of operations. Based on the information currently known, RiverSource Life believes that the following information identifies the material factors affecting RiverSource Life. However, the risks and uncertainties RiverSource Life faces are not limited to those described below. Additional risks and uncertainties not presently known to RiverSource Life or which are currently believed to be immaterial may also adversely affect RiverSource Life’s business.
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
A significant market decline in equity price levels could also result in guaranteed minimum benefits under GMDB and guaranteed minimum income benefit (“GMIB”) provisions being higher than current account values would support, which could have an adverse effect on RiverSource Life’s financial condition and results of operations. RiverSource Life does not currently hedge, reinsure or sell GMIB provisions.
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
During periods of falling interest rates or stagnancy of low interest rates, RiverSource Life’s spread may be reduced or could become negative, primarily because some of these products have guaranteed minimum crediting rates. Due to the long-term nature of the liabilities associated with RiverSource Life’s LTC and universal life with secondary guarantees, as well as fixed annuities and guaranteed benefits on variable annuities, sustained declines in or stagnancy of low long-term interest rates may subject RiverSource Life to reinvestment risks and increased hedging costs. In addition, reduced or negative spreads may require RiverSource Life to accelerate amortization of DAC, which would increase its expenses and reduce its net income.
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
RiverSource Life’s liquidity needs are satisfied primarily through its reserves and the cash generated by its operations. RiverSource Life believes the level of cash and securities it maintains, when combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term benefit and claims payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may access financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing would depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, as well as the possibility that customers or potential third-party lenders could develop a negative perception of RiverSource Life’s long- or short-term financial prospects if it incurs large investment losses or if the level of its business activity decreases due to a market downturn. Similarly, RiverSource Life’s access to funds may be rendered more costly or impaired if regulatory authorities or rating organizations take actions against it. Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with the applicable revolving credit agreements and may be subject to the prior approval of (or notice to) state insurance regulators.
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
RiverSource Life is dependent on the financial advisors of AFSI for nearly all of the sales of its annuity and insurance products. A significant number of the financial advisors operate as independent contractors under a franchise agreement with AFSI. There can be no assurance that AFSI will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. From time to time, there are regulatory-driven or other trends and developments within the industry, such as the current uncertainty around the Protocol for Broker Recruiting, that could potentially impact the current competitive dynamics between RiverSource Life and RiverSource Life’s competitors and impact the number of advisors affiliated with AFSI. If AFSI is unable to attract and retain quality financial advisors, fewer advisors would be available to sell RiverSource Life’s annuity and insurance products and RiverSource Life’s financial condition and results of operations could be materially adversely affected.
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
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2017, 5% of RiverSource Life’s fixed maturity securities had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 19% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2017. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner, or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
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
RiverSource Life has historically set, and continues to set, prices for its life and DI insurance (and historically LTC insurance) as well as some annuity products based upon expected claim payment patterns, derived from assumptions RiverSource Life makes about its policyholders and contractholders, including morbidity and mortality rates. The long-term profitability of these products depends upon how RiverSource Life’s actual experience compares with its pricing assumptions. For example, if morbidity rates are higher or mortality rates are lower than its pricing assumptions, RiverSource Life could be required to make greater payments under DI insurance policies, chronic care riders and immediate annuity contracts than it had projected. The same holds true for LTC policies RiverSource Life previously underwrote to the extent of the risks that RiverSource Life retained. If mortality rates are higher than its pricing assumptions, RiverSource Life could be required to make greater payments under its life insurance policies and annuity contracts with GMDBs than it has projected.
The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals. As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance. RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting its present stand-alone LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers and also RiverSource Life has implemented rate increases on certain in-force policies. Certain estimates and assumptions used in setting RiverSource Life’s LTC reserves (which is an inherently uncertain and complex process) are described in Item 1 of this Annual Report on Form 10-K - “Business - Insurance: Product Features and Risks - Long Term Care Insurance.” RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.
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
For more information regarding DAC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading - “Management’s Narrative Analysis - Critical Accounting Estimates - Deferred Acquisition Costs.”
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
The business of RiverSource Life and its affiliates is reliant upon internal and third-party personnel, technology systems and networks to process, transmit and store information including sensitive client and proprietary information, and to conduct business activities and transactions with clients, distributors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks is critical to the success of RiverSource Life’s business operations, including RiverSource Life’s reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these centrally controlled systems and networks; however, RiverSource Life and its affiliates routinely face and address such threats. For example, in past years, RiverSource Life and its affiliates and other financial institutions experienced distributed denial of service attacks intended to disrupt the centrally controlled systems that provide RiverSource Life’s clients’ online systems and information. While RiverSource Life has been able to detect and respond to these incidents to date without loss of client assets or information, RiverSource Life enhanced its security capabilities and will continue to assess its ability to monitor for, detect, prevent, mitigate, respond to and recover from such threats. In addition to the foregoing, RiverSource Life’s experiences with cybersecurity and technology threats have included phishing scams, account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. Any successful breaches or interference (as well as attempted breaches or interference) by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, reputation, financial condition or results of operations.
RiverSource Life and its affiliates are subject to international, federal and state regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and procedures designed to protect sensitive client, employee, contractor and vendor information. RiverSource Life and its affiliates have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee or service provider error or malfeasance. RiverSource Life’s affiliates have implemented policies that require AFSI’s independent franchisee advisors who locally control their own technology operations to do the same. RiverSource Life and its affiliates also contractually require third-party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with access to RiverSource Life’s systems and information pertaining to RiverSource Life’s business or its clients, to meet certain information security standards. RiverSource Life’s affiliates recommend through policies that AFSI’s independent franchisee advisors do the same. Changes in RiverSource Life’s client base or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in its systems, networks and data security measures. While accessing RiverSource Life’s products and services, RiverSource Life’s customers may use computers and other devices that sit outside of its security control. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the security measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity and technology risks, RiverSource Life cannot assure that the systems and networks of RiverSource Life and its affiliates will not be subject to successful attacks, breaches or interference. Nor can RiverSource Life assure that parties its affiliates do not control will do what RiverSource Life recommends in this regard. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect it against all cybersecurity-related losses. Furthermore, RiverSource Life may be subject to indemnification costs and liability to third parties if RiverSource Life breaches any confidentiality obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, reputation, financial condition, or results of operations. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. RiverSource Life could also suffer harm to its business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems or third-party systems RiverSource Life uses, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with its products and services.
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
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions and other services, and faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. For example, most of RiverSource Life’s applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of RiverSource Life’s web hosting operations, and RiverSource Life is subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.

RiverSource Life’s risk management policies and procedures may not be fully effective in identifying or mitigating its risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.
RiverSource Life has devoted significant resources to develop its risk management policies and procedures and will continue to do so. Nonetheless, RiverSource Life’s policies and procedures to identify, monitor and manage risks may not be fully effective in mitigating its risk exposure in all market environments or against all types of risk. Many of its methods of managing risk and the associated exposures are based upon its use of observed historical market behavior or statistics based on historical models. During periods of market volatility or due to unforeseen events, the historically-derived correlations upon which these methods are based may not be valid. As a result, these methods may not predict future exposures accurately, which could be significantly greater than what its models indicate. This could cause RiverSource Life to incur investment losses or cause its hedging and other risk management strategies to be ineffective. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to RiverSource Life, which may not always be accurate, complete, up-to-date or properly evaluated.
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
A significant portion of RiverSource Life’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of RiverSource Life’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, as well as how financial advisors are able to discuss IRA rollovers and how financial advisors and affiliates can transact with retirement investors. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. RiverSource Life’s affiliated selling firms adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to their affiliated advisors and staff. The second phase of the regulation pertaining to a new “best interest contract exemption” would put into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation is currently scheduled to become effective on July 1, 2019. However, these regulations are currently under review by the Department of Labor to determine if further revisions to the regulations are advisable. As a result, it is unclear whether the Department of Labor will substantially rescind or revise the regulations as adopted in 2016. In addition, the Securities and Exchange Commission is also working on developing its own fiduciary standard that would apply to recommendations made by financial advisors who work on a commission basis and would apply regardless of the type of account (IRA or non-qualified) an investor holds. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. RiverSource Life is also seeing self-regulatory bodies like the Certified Financial Planner Board working on a fiduciary standard that would apply to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any final regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual was effective for companies domiciled in adopted states on January 1, 2017. Minnesota adopted the valuation manual in 2016 and New York announced it will adopt the valuation manual in January 2018 (although New York has not adopted the valuation manual as of this date). RiverSource Life Insurance Company and RiverSource Life of NY have developed an implementation plan and expect to have the capability to complete principles-based reserve valuation in December 2018 for a selected product and continue implementation for all life insurance products throughout the three-year transition period ending in 2020. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life or its competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the domiciliary regulators of the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see Item 1 of this Annual Report on Form 10-K — “Regulation.”
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
The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “CHOICE Act”) that would make sweeping changes to the financial regulatory system by amending, repealing and replacing certain portions of the Dodd-Frank Act. The prospects of this in the Senate are unclear and the CHOICE Act is not yet law and may not become law. However, the CHOICE Act is reflective of aspects of the current U.S. regulatory environment and the Trump Administration has indicated it intends to advance a variety of financial regulatory relief measures through Executive Branch action and to effect a potentially significant shift in the supervisory approach of agencies that has wide-ranging implications. The full impact of the Dodd-Frank Act (as well as any related reforms through the Trump Administration, the CHOICE Act or otherwise) on RiverSource Life, the financial industry and the economy cannot be known until such rules and regulations have been finalized, and, in some cases, implemented over time.
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
Changes in corporate tax laws and regulations (including recent U.S. federal tax reform) and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect RiverSource Life’s earnings and could make certain products less attractive to clients.
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

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act is complex and materially changes U.S. corporate income tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, and allows for the expensing of certain capital expenditures.
RiverSource Life continues to examine the impact the Tax Act may have on its business. Despite the beneficial impact in the corporate income tax rate, the full impact is uncertain and RiverSource Life’s business and financial condition could be adversely affected. For example, it is unclear what impact the Tax Act will have on RiverSource Life’s clients and competitors and therefore it is unclear how RiverSource Life may be advantaged or disadvantaged (such as client demand for lower pricing or competitors that are better situated to respond or adjust to the evolving marketplace and investor sentiment). Furthermore, many of the products RiverSource Life issues or on which RiverSource Life’s businesses are based receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain RiverSource Life products and thus make such products less attractive to clients and the Tax Act will cause a change in client demand and activity.
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
RiverSource Life prepares financial statements in accordance with U.S. generally accepted accounting principles. The Financial Accounting Standards Board, the SEC, and other regulators often change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In addition, the conduct of RiverSource Life’s independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding RiverSource Life’s independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in RiverSource Life restating prior period financial statements. It is possible that the changes could have a material adverse effect on RiverSource Life’s financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed RiverSource Life that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised RiverSource Life that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter was temporary and would expire 18 months after the issuance of the letter and on September 22, 2017, the SEC subsequently issued a letter extending the no-action relief until the SEC amends the Loan Rule to address concerns expressed in the no-action letter. If it was determined that PwC was not independent, or RiverSource Life does not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised us that, based on its knowledge and analyses of RiverSource Life’s facts and circumstances, it is not aware of any facts that would preclude reliance by RiverSource Life, its affiliates and other entities within the Ameriprise Financial investment company complex on the no-action letter. PwC has also affirmed to RiverSource Life that they are able to exercise objective and impartial judgment in their audits of RiverSource Life, its affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 and in their view can continue to serve as RiverSource Life’s independent registered public accounting firm. RiverSource Life has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the Public Company Accounting Oversight Board Rule 3520 Auditor Independence, and representations made to Ameriprise Financial’s Audit Committee (which is also RiverSource Life’s Audit Committee) by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on River Source Life’s financial statements as the independent registered public accounting firm. Based on the foregoing, RiverSource Life does not believe that PwC is incapable of exercising objective and impartial judgment with respect to audit services.
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
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. The fair value of the Company’s Available-for-Sale securities as of December 31, 2017 was primarily obtained from third-party pricing sources. For a discussion of the Company’s accounting policies related to the valuation of its investments and other-than-temporary impairments, see Note 2 and Note 13 to the Consolidated Financial Statements.
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial, Inc. (“Ameriprise Financial”), advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. See Note 2 to the Consolidated Financial Statements for further discussion of the Company’s deferred acquisition costs (“DAC”) accounting policy.
Non-Traditional Long-Duration Products
For the Company’s non-traditional long-duration products (including variable and fixed deferred annuity contracts, universal life (“UL”) and variable universal life (“VUL”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be estimated gross profits (“EGPs”) after that date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions about financial markets, mortality levels and contractholder and policyholder behavior over periods extending well into the future. Projection periods used for the Company’s annuity products are typically 30 to 50 years and for UL insurance products 50 years or longer.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The effect on the DAC balance that would result from the realization of unrealized gains (losses) is recognized with an offset to accumulated other comprehensive income on the Consolidated Balance Sheets.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6.8% for fixed income funds. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.

A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(24)	$(61)	$(85)

Decrease in future near-term equity fund growth returns by 100 basis points	$(23)	$(39)	$(62)
Decrease in future long-term equity fund growth returns by 100 basis points	(16)	(30)	(46)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(39)	$(69)	$(108)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For traditional long-duration products (including traditional life and disability income (“DI”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing deems to be inadequate. Projection periods used for the Company’s traditional life insurance are up to 30 years. Projection periods for DI products can be up to 45 years. The Company may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions.
Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, a portion of UL and VUL policies and the embedded derivatives related to variable annuity contracts, indexed annuities and indexed universal life (“IUL”) insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and long term care (“LTC”) insurance products.
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
The Company has approximately $80 billion of variable annuity account value that has been issued over a period of more than fifty years. The diversified variable annuity block consists of $30 billion of account value with no living benefit guarantees and $50 billion of account value with living benefit guarantees, primarily guaranteed minimum withdrawal benefit (“GMWB”) provisions. The business is predominately issued through AFSI’s financial advisor network. The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions. When market values of the customer’s accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”) benefits. In addition, the Company offers contracts with GMWB and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions.
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
Regarding the exposure to variable annuity living benefit guarantees, the source of behavioral risk is driven by changes in policyholder surrenders and utilization of guaranteed withdrawal benefits. The Company has extensive experience studies and analysis to monitor changes and trends in policyholder behavior. A significant volume of company-specific policyholder experience data is available and provides management with the ability to regularly analyze policyholder behavior. On a monthly basis, actual surrender and benefit utilization experience is compared to expectations. Experience data includes detailed policy information providing the opportunity to review impacts of multiple variables. The ability to analyze differences in experience, such as presence of a living benefit rider, existence of surrender charges, and tax qualifications provides the Company an effective approach in quickly detecting changes in policyholder behavior.
At least annually, the Company performs a thorough policyholder behavior analysis to validate the assumptions included in its benefit reserve, embedded derivative and DAC balances. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in reserve calculations. The extensive data derived from the Company’s variable annuity block highly informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances.
Additionally, the Company’s Corporate Actuarial Department calculates the fair value of the embedded derivatives on a monthly basis. During this process, control checks are performed to validate the completeness of the data. Actuarial management approves various components of the valuation along with the final results. The change in the fair value of the embedded derivatives is reviewed monthly with senior management.
See Note 10 to our Consolidated Financial Statements for further discussion of our variable annuity contracts.
See the table in the previous discussion of “Deferred Acquisition Costs” for the estimated impact to benefits and claims expense related to variable annuity and VUL insurance contracts resulting from a decrease of 100 basis points in separate account fund growth rate assumptions.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions, indexed annuities and IUL fluctuate based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. In addition, embedded derivatives are impacted by an estimate of the Company’s nonperformance risk adjustment. This estimate results in a spread over the LIBOR swap curve as of the balance sheet date. As the Company’s estimate of this spread over LIBOR widens or tightens, the liability will decrease or increase. See Note 13 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and DI policies are based on the net level premium and LTC policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on our experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
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
Policy and Contract Charges
Policy and contract charges include mortality and expense risk fees and certain other charges assessed on annuities and UL and VUL insurance, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL insurance products), administrative and surrender charges and distribution fees from affiliated fund underlying the Company’s variable annuity and VUL products.
Net Realized Investment Gains (Losses)
Net realized investment gains (losses) primarily include realized gains and losses on the sale of investments and charges for the other-than-temporary impairments of investments related to credit losses.
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
Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with UL and VUL insurance and annuity contracts. The changes in fair value of indexed annuities and IUL embedded derivatives and the derivatives hedging these products are included within interest credited to fixed accounts.
Amortization of DAC
Direct sales commissions and other costs capitalized as DAC are amortized over time. For annuity and UL contracts, DAC are amortized based on projections of EGPs over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.
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
Consolidated Results of Operations for the Years Ended December 31, 2017 and 2016
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2017	2016
	(in millions)
Revenues
Premiums	$410	$417	$(7)	(2)%
Net investment income	1,011	1,128	(117)	(10)
Policy and contract charges	1,927	1,984	(57)	(3)
Other revenues	416	406	10	2
Net realized investment gains	40	26	14	54
Total revenues	3,804	3,961	(157)	(4)
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,239	1,611	(372)	(23)
Interest credited to fixed accounts	656	623	33	5
Amortization of deferred acquisition costs	207	334	(127)	(38)
Other insurance and operating expenses	701	683	18	3
Total benefits and expenses	2,803	3,251	(448)	(14)
Pretax income	1,001	710	291	41
Income tax provision	260	24	236	NM
Net income	$741	$686	$55	8%
NM Not Meaningful.
Overall
Net income increased $55 million or 8% to $741 million for the year ended December 31, 2017 compared to $686 million for the prior year. Pretax income increased $291 million or 41% to $1.0 billion for the year ended December 31, 2017 compared to $710 million for the prior year primarily reflecting the impact from unlocking, market appreciation and a $39 million increase in LTC reserves in the prior year primarily due to out-of-period corrections partially offset by loss recognition of $57 million on LTC insurance products in 2017 and a $51 million impairment of the Company’s investment in affordable housing partnerships from the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).
The following market-related impacts were also significant drivers of the year-over-year change in pretax income:

•	The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $83 million ($36 million for DAC, $8 million for DSIC and $39 million for insurance features in non-traditional long-duration contracts) for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $18 million ($6 million expense for DAC, $2 million expense for DSIC and a $10 million benefit for insurance features in non-traditional long-duration contracts) for the prior year.

•
The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $4 million for the year ended December 31, 2017 compared to a benefit of $36 million for the prior year.

The Company’s variable annuity account balances increased 7% to $80.3 billion at December 31, 2017 compared to the prior year due to equity market appreciation partially offset by net outflows of $3.9 billion. Lapse rates were higher in the year, reflecting increased client asset transfers from variable annuities to affiliated fee-based investment advisory accounts.
The Company’s fixed deferred annuity account balances declined 7% to $9.3 billion at December 31, 2017 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down.
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
The favorable unlocking impact in 2017 primarily reflected a positive impact from updates to market-related inputs to the living benefit valuation.
The unfavorable unlocking impact in 2016 primarily reflected low interest rates and higher persistency on living benefit contracts that more than offset benefits from persistency on annuity contracts without living benefits, an update to market-related inputs for the living benefit valuation and other model updates. The review of the Company’s closed LTC business in the third quarter of 2016 resulted in a loss recognition of $31 million due to low interest rates, higher morbidity and higher reinsurance expenses, slightly offset by premium increases. The $31 million, which is included in the unlocking impact, was comprised of $58 million of amortization of DAC and the release of the related deferred reinsurance liability of $27 million.

The following table presents the impact from the enactment of the Tax Act for the year ended December 31, 2017:

Increase (Decrease)	(in millions)
Net investment income (1)	$(51)
Pretax income	(51)

Income tax provision
Remeasurement of deferred tax assets and liabilities	136
Remeasurement of tax contingencies	4
Total prior to tax effect of affordable housing partnership impairment	140
Tax effect of affordable housing partnership impairment	(17)
Total income tax provision	123

Net income	$(174)
(1) Includes the impairment of the Company’s investment in affordable housing partnerships due to the Tax Act’s change in statutory tax rate to 21%.
Revenues
Total revenues decreased $157 million or 4% to $3.8 billion for the year ended December 31, 2017 compared to $4.0 billion for the prior year.
Net investment income decreased $117 million or 10% to $1.0 billion for the year ended December 31, 2017 compared to $1.1 billion for the prior year primarily due to a $51 million impairment of the Company’s investment in affordable housing partnerships due to the enactment of the Tax Act and a decrease in investment income on fixed maturities primarily due to lower invested assets and lower earned interest rates.
Policy and contract charges decreased $57 million or 3% to $1.9 billion for the year ended December 31, 2017 compared to $2.0 billion for the prior year primarily due to the impact from unlocking, partially offset by higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date and higher average fee rates on variable annuity riders. Policy and contract charges for the year ended December 31, 2017 included a $47 million unfavorable impact from unlocking compared to $64 million favorable impact in the prior year. The primary driver of the unlocking impact to policy and contract charges for the year ended December 31, 2017 was a negative impact from lower projected gains on reinsurance contracts resulting from favorable mortality experience. The primary driver of the unlocking impact to policy and contract charges for the prior year was a positive impact from higher projected gains on reinsurance contracts resulting from unfavorable mortality experience.
Net realized investment gains were $40 million for the year ended December 31, 2017 compared to $26 million for the prior year. For the year ended December 31, 2017, net realized gains of $44 million on Available-for-Sale securities due to sales, calls and tenders partially offset by a net realized loss of $4 million from the sale of the remaining residential mortgage loans. For the year ended December 31, 2016, net realized gains of $18 million on Available-for-Sale securities due to sales, calls and tenders and a net realized gain of $10 million from the sale of certain residential mortgage loans were partially offset by a $3 million increase in the provision for loan losses on syndicated loans.
Benefits and Expenses
Total benefits and expenses decreased $448 million or 14% to $2.8 billion for the year ended December 31, 2017 compared to $3.3 billion for the prior year primarily due to the impact of unlocking.
Benefits, claims, losses and settlement expenses decreased $372 million, or 23% to $1.2 billion for the year ended December 31, 2017 compared to $1.6 billion for the prior year primarily reflecting the following items:

•
The year ended December 31, 2017 included a $139 million benefit from unlocking compared to a $229 million expense in the prior year. The unlocking impact for the year ended December 31, 2017 primarily reflected a benefit from updates to market-related inputs to the living benefit valuation. The unlocking impact for the prior year primarily reflected low interest rates and an unfavorable impact from persistency on living benefit reserves, partially offset by a benefit from updates to withdrawal utilization and fee assumptions, as well as market-related inputs related to the living benefit valuation.

•
A $39 million increase in LTC reserves in the prior year, which included a $29 million out-of-period correction related to the claim utilization factor, a $5 million out-of-period correction related to the waiver of premium claim reserve and a $5 million impact from assumption changes for the active life reserve valuation as a result of loss recognition.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $47 million for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $12 million for the prior year.

•
A $57 million expense from loss recognition on closed block LTC insurance products for the year ended December 31, 2017 primarily due to unfavorable morbidity experience partially offset by premium increases reflecting the cumulative impact of updating reserve assumptions to management’s current best estimate assumptions.

•
A $31 million increase in expense related to higher reserve funding driven by the impact of higher fees from variable annuity guarantee sales in the prior year where the fees start on the first anniversary date.

•	A $21 million negative impact in 2017 from changes in assumptions in the prior year unlocking process that resulted in ongoing increases to living benefit reserves.

•
A $180 million increase in expense compared to the prior year from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The unfavorable impact of the nonperformance credit spread was $107 million for the year ended December 31, 2017 compared to a favorable impact of $73 million for the prior year.

•
A $201 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $434 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $230 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $3 million DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Impacts from the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year. This favorable impact was partially offset by the following:

•	Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in higher expense in 2017 compared to 2016.

•
Equity market impacts on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense in 2017 compared to a small benefit in 2016.

•	Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for 2017 compared to 2016.
Interest credited to fixed accounts increased $33 million or 5% to $656 million for the year ended December 31, 2017 compared to $623 million for the prior year primarily due to the market impact on IUL benefits, net of hedges, and higher fixed account values associated with UL and VUL insurance. The market impact on IUL benefits, net of hedges, was a benefit of $3 million for the year ended December 31, 2017 compared to a benefit of $30 million for the prior year.
Amortization of DAC decreased $127 million or 38% to $207 million for the year ended December 31, 2017 compared to $334 million for the prior year primarily reflecting the following items:

•
The impact of unlocking was a benefit of $12 million for the year ended December 31, 2017 compared to an expense of $81 million for the prior year. The impact of unlocking for the year ended December 31, 2017 primarily reflected improved persistency and mortality on life insurance contracts and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking in the prior year primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company wrote-off $58 million of DAC in connection with the loss recognition on LTC insurance product in the prior year.

•
The DAC offset to the market impact on IUL benefits (net of hedges, unearned revenue amortization and the reinsurance accrual) was nil for the year ended December 31, 2017 compared to an expense of $18 million for the prior year.

•
The impact on DAC from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $36 million for the year ended December 31, 2017 reflecting favorable equity market and bond fund returns compared to a benefit of $6 million for the prior year.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $19 million for the year ended December 31, 2017 compared to a benefit of $38 million for the prior year.

Income Taxes
The Company’s effective tax rate was 26.0% for the year ended December 31, 2017 compared to 3.4% for the prior year. The increase in the effective tax rate for the year ended December 31, 2017 was primarily due to a $140 million expense in 2017 due to provisions of the Tax Act, including remeasurement of net deferred tax assets and remeasurement of tax contingencies partially offset by a decrease in the dividends received deduction and lower future tax benefits from low income housing assets.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2017. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $272 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2017 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial, aggregating $990 million. See Note 11 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both December 31, 2017 and 2016 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2017 and 2016, the Company had estimated maximum borrowing capacity of $5.9 billion and $5.2 billion under the FHLB facility, respectively, of which $150 million was outstanding as of both December 31, 2017 and 2016, and is collateralized with commercial mortgage backed securities.
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
Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Cash dividends paid to Ameriprise Financial	$700	$1,000	$800
Cash dividends received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	50	50	25
Cash dividend received from RiverSource Tax Advantaged Investments, Inc.	20	15	—
Cash dividend received from RiverSource REO 1, LLC (1)	—	31	—
(1) RiverSource REO 1, LLC is a wholly owned subsidiary of RiverSource Life Insurance Company which holds foreclosed mortgage loans and real estate.
On February 20, 2018, the Company’s board of directors declared a cash dividend of $200 million to Ameriprise Financial, payable on or before March 22, 2018, pending approval by the Minnesota Department of Commerce.

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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in millions)
RiverSource Life Insurance Company	$2,451	$3,052	$562	$606
RiverSource Life of NY	269	323	36	38
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
The new Tax Act had an unfavorable impact of approximately $0.3 billion on the Company’s actual capital as of December 31, 2017. While the Company took a one time charge in the fourth quarter for the new Tax Act, the Company expects ongoing benefit from tax reform to be positive as the lower tax rate will provide additional opportunity for further free cash and capital generation.
Contractual Commitments
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations. Estimated cash payments due by period as of December 31, 2017 were as follows:

	Total	2018	2019-2020	2021-2022	2023 and Thereafter
	(in millions)
Insurance and annuities(1)	$49,316	$2,469	$4,673	$4,225	$37,949
Deferred premium options(2)	1,558	213	474	399	472
Affordable housing and other real estate partnerships(3)	123	84	32	3	4
Total	$50,997	$2,766	$5,179	$4,627	$38,425

(1)
These scheduled payments are represented by reserves of approximately $29.2 billion at December 31, 2017 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability at December 31, 2017. Actual payment obligations may differ if experience varies from these assumptions. As of December 31, 2017, the projected period for which cash payments will be made is 40 years. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)
The fair value of these commitments included on the Consolidated Balance Sheets was $1.4 billion as of December 31, 2017. See Note 17 to the Consolidated Financial Statements for more information about deferred premium options.

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

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $31 million as of December 31, 2017. For additional information relating to these contractual commitments, see Note 20 to the Consolidated Financial Statements.
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
The Company has developed an asset/liability management approach with separate investment objectives to support specific product liabilities, such as insurance and annuities. As part of this approach, the Company develops specific investment guidelines that are designed to optimize trade-offs between risk and return and help ensure the Company is able to support future benefit payments under its insurance and annuity obligations. These same objectives must be consistent with management’s overall investment objectives for the general account investment portfolio.

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
Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its fixed deferred annuities, fixed insurance and fixed portion of its variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.
The guaranteed benefits associated with the Company’s variable annuities are GMWB, GMAB, GMDB and GMIB. Each of these benefits guarantees payouts to the annuity holder under certain specific conditions regardless of the performance of the underlying invested assets.
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
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. The Company assesses this residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, the Company uses a combination of options, futures and/or swaps. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.
To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, indexed annuities, IUL insurance and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.

The following tables present the Company’s estimate of the impact on pretax income from these hypothetical market movements as of December 31, 2017:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(92)	$—	$(92)
DAC and DSIC amortization(1)(2)	(128)	—	(128)
Variable annuity riders:
GMDB and GMIB(2)	(29)	—	(29)
GMWB	(361)	173	(188)
GMAB	(21)	21	—
DAC and DSIC amortization(3)	N/A	N/A	2
Total variable annuity riders	(411)	194	(215)
Macro hedge program(4)	—	22	22
Indexed annuities	1	(1)	—
IUL insurance	64	(50)	14
Total	$(566)	$165	$(399)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(27)	$—	$(27)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	979	(1,050)	(71)
GMAB	19	(20)	(1)
DAC and DSIC amortization(3)	N/A	N/A	12
Total variable annuity riders	998	(1,070)	(60)
Macro hedge program(4)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	88	—	88
IUL insurance	95	2	97
Total	$1,154	$(1,069)	$97
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
Net impacts shown in the above table from GMWB riders result largely from differences between the liability valuation basis and the hedging basis. Liabilities are valued using fair value accounting principles, with risk margins incorporated in contractholder behavior assumptions and with discount rates increased to reflect a current market estimate of the Company’s risk of nonperformance specific to these liabilities. The Company’s hedging is based on its determination of economic risk, which excludes certain items in the liability valuation including the nonperformance spread risk.

Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10%; that management does not increase assumed equity asset growth rates to anticipate recovery of the drop in equity values when valuing DAC, DSIC and the liability values associated with GMDB, GMIB and the life contingent benefits associated with GMWB; and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, the Company has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has the Company tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.
The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of December 31, 2017, the value of these assets was $82.6 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
DAC and DSIC Amortization
For annuity and UL products, DAC and DSIC are amortized on the basis of EGPs. EGPs are a proxy for pretax income prior to the recognition of DAC and DSIC amortization expense. When events occur that reduce or increase current period EGPs, DAC and DSIC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.
Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2017 was $80.3 billion. These contract values include GMWB and GMAB contracts which were $46.9 billion and $3.1 billion, respectively, as of December 31, 2017. As of December 31, 2017, reserves for GMWB were liabilities of $463 million and reserves for GMAB were assets of $80 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2017, the reserve for GMDB and GMIB was a liability of $23 million.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company’s liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.2 billion in policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets as of December 31, 2017, $21.1 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2019 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $3.4 billion and 5.3%, respectively, as of December 31, 2017. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.0 billion and had a weighted average yield of 3.3% as of December 31, 2017. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2017 was approximately 3.5%.
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
The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2017 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$1.8	$0.2	$0.4	$0.1	$2.5
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	8.7	—	—	—	8.7
4% - 5.00%	5.5	—	—	—	5.5
Total	$16.5	$0.2	$0.4	$0.1	$17.2
Percentage of Account Values That Reset In:
Next 12 months(1)	98%	80%	21%	63%	96%
> 12 months to 24 months(2)	2	1	17	32	2
> 24 months(2)	—	19	62	5	2
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with twelve or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than twelve months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2017, the Company had $22 million in liabilities related to EIA. The Company discontinued new sales of EIA in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk

Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2017.
Fixed Index Annuities
In November 2017, the Company began offering a fixed index annuity product which is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company offers S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The contractholder can choose to add a GMWB for life rider for an additional fee. As of December 31, 2017, the Company had $2 million in liabilities related to fixed index annuities.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. Most of the proceeds received from fixed index annuities are invested in fixed income securities. To hedge the equity exposure, a portion of the investment earnings received from the fixed income securities is used to purchase call spreads and futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk
As mentioned above, most of the proceeds received from fixed index annuities are invested in fixed income securities with the return on those investments intended to fund the purchase of call spreads. There are two risks relating to interest rates. First, the Company has the risk that investment returns are such that it does not have enough investment income to purchase the needed call spreads. Second, in the event the policy is surrendered, the Company pays out a book value surrender amount and there is a risk that it will incur a loss upon having to sell the fixed income securities backing the liability (if interest rates have risen). This risk is not currently hedged.
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2017, the Company had $1.3 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2017, the Company’s largest reinsurance credit risk is related to a LTC coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor and other rules and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts;

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

•
experience deviations from the Company’s assumptions regarding morbidity, mortality and persistency in certain annuity and insurance products (including, but not limited to, variable annuities and long term care policies), or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates assumed in the Company’s loss recognition testing of its LTC business;

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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion as Part I, Item 1A in the Company’s 2017 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 22, 2018
We have served as the Company’s auditor since 2010.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale:
Fixed maturities, at fair value (amortized cost: 2017, $20,764; 2016, $21,464)	$22,155	$22,682
Common stocks, at fair value (cost: 2017, $1; 2016, $4)	—	10
Mortgage loans, at amortized cost (less allowance for loan losses: 2017, $16; 2016, $19)	2,619	2,874
Policy loans	845	830
Other investments	900	998
Total investments	26,519	27,394
Cash and cash equivalents	1,062	323
Reinsurance recoverables	2,876	2,623
Other receivables	207	262
Accrued investment income	219	237
Deferred acquisition costs	2,639	2,611
Other assets	4,358	4,305
Separate account assets	82,560	76,298
Total assets	$120,440	$114,053

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,178	$29,514
Short-term borrowings	200	200
Other liabilities	4,674	4,253
Separate account liabilities	82,560	76,298
Total liabilities	116,612	110,265

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	903	862
Accumulated other comprehensive income, net of tax	456	457
Total shareholder’s equity	3,828	3,788
Total liabilities and shareholder’s equity	$120,440	$114,053
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Revenues
Premiums	$410	$417	$406
Net investment income	1,011	1,128	1,218
Policy and contract charges	1,927	1,984	1,880
Other revenues	416	406	422
Net realized investment gains (losses)	40	26	4
Total revenues	3,804	3,961	3,930
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,239	1,611	1,213
Interest credited to fixed accounts	656	623	668
Amortization of deferred acquisition costs	207	334	273
Other insurance and operating expenses	701	683	736
Total benefits and expenses	2,803	3,251	2,890
Pretax income (loss)	1,001	710	1,040
Income tax provision (benefit)	260	24	145
Net income	$741	$686	$895

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(8)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	1
Net impairment losses recognized in net realized investment gains (losses)	$—	$—	$(7)
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$741	$686	$895
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(3)	58	(338)
Net unrealized gains (losses) on derivatives	3	4	4
Other	(1)	—	—
Total other comprehensive income (loss), net of tax	(1)	62	(334)
Total comprehensive income	$740	$748	$561
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com-prehensive Income	Total
	(in millions)
Balances at January 1, 2015	$3	$2,464	$1,081	$729	$4,277
Comprehensive income:
Net income	—	—	895	—	895
Other comprehensive income (loss), net of tax	—	—	—	(334)	(334)
Total comprehensive income					561
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(800)	—	(800)
Balances at December 31, 2015	3	2,465	1,176	395	4,039
Comprehensive income:
Net income	—	—	686	—	686
Other comprehensive income (loss), net of tax	—	—	—	62	62
Total comprehensive income					748
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,000)	—	(1,000)
Balances at December 31, 2016	3	2,466	862	457	3,788
Comprehensive income:
Net income	—	—	741	—	741
Other comprehensive income (loss), net of tax	—	—	—	(1)	(1)
Total comprehensive income					740
Cash dividends to Ameriprise Financial, Inc.	—	—	(700)	—	(700)
Balances at December 31, 2017	$3	$2,466	$903	$456	$3,828
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Cash Flows from Operating Activities
Net income	$741	$686	$895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	48	40	18
Deferred income tax (benefit) expense	101	5	(91)
Contractholder and policyholder charges, non-cash	(359)	(348)	(334)
Loss from equity method investments	108	53	18
Net realized investment (gains) losses	(40)	(30)	(13)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains (losses)	—	4	9
Changes in operating assets and liabilities:
Deferred acquisition costs	(35)	55	(2)
Policyholder account balances, future policy benefits and claims, net	(121)	338	703
Derivatives, net of collateral	504	93	69
Reinsurance recoverables	(266)	(212)	(132)
Other receivables	42	(12)	(9)
Accrued investment income	18	7	11
Other, net	(33)	188	408
Net cash provided by (used in) operating activities	708	867	1,550

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	234	297	158
Maturities, sinking fund payments and calls	2,491	2,318	2,589
Purchases	(2,034)	(3,174)	(2,279)
Proceeds from sales, maturities and repayments of mortgage loans	690	783	618
Funding of mortgage loans	(439)	(433)	(523)
Proceeds from sales and collections of other investments	156	156	115
Purchase of other investments	(201)	(164)	(158)
Purchase of land, buildings, equipment and software	(9)	(9)	(11)
Change in policy loans, net	(15)	(7)	(18)
Advance on line of credit to Ameriprise Financial, Inc.	(15)	—	—
Repayment from Ameriprise Financial, Inc. on line of credit	15	—	—
Other, net	(4)	83	4
Net cash provided by (used in) investing activities	869	(150)	495
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$2,059	$2,086	$2,061
Net transfers from (to) separate accounts	(157)	127	(171)
Surrenders and other benefits	(1,893)	(1,932)	(2,714)
Change in short-term borrowings, net	—	(1)	(1)
Proceeds from line of credit with Ameriprise Financial, Inc.	20	22	6
Payments on line of credit with Ameriprise Financial, Inc.	(20)	(22)	(6)
Cash received for purchased options with deferred premiums	116	276	16
Cash paid for purchased options with deferred premiums	(263)	(320)	(373)
Cash dividends to Ameriprise Financial, Inc.	(700)	(1,000)	(800)
Net cash provided by (used in) financing activities	(838)	(764)	(1,982)
Net increase (decrease) in cash and cash equivalents	739	(47)	63
Cash and cash equivalents at beginning of period	323	370	307
Cash and cash equivalents at end of period	$1,062	$323	$370

Supplemental Disclosures:
Income taxes paid (received), net	$250	$(120)	$(57)
Interest paid on borrowings	2	1	1
Non-cash investing activity:
Partnership commitments not yet remitted	9	108	45
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
In 2017, the Company recorded the following out-of-period corrections:

•
a $12 million out-of-period correction related to a variable annuity model assumption that decreased amortization of deferred acquisition costs (“DAC”) by $8 million and decreased benefits, claims, losses and settlement expenses by $4 million.

•	a $20 million decrease to income tax provision for a reversal of a tax reserve.
In 2016, the Company recorded a $29 million increase to long term care (“LTC”) reserves for an out-of-period correction related to its claim utilization factor.
The impact of these out-of-period corrections was not material to current or prior period financial statements.
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
The Company’s principal products are variable deferred annuities, universal life (“UL”) insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) insurance, which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with the UL products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit riders to their contracts, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) riders.
The Company also offers immediate annuities, fixed deferred annuities, and traditional life and disability income (“DI”) insurance. The Company issues only non-participating life insurance policies which do not pay dividends to policyholders and contractholders.
Nearly all of the Company’s business is sold through the retail distribution channel of Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by the Company.

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
In determining whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers an analysis of its rights to receive benefits such as investment returns and its obligation to absorb losses associated with any investment in the VIE in conjunction with other qualitative factors. Management and incentive fees that are at market and commensurate with the level of services provided, and where the Company does not hold other interests in the VIE that would absorb more than an insignificant amount of the VIE’s expected losses or receive more than an insignificant amount of the VIE’s expected residual returns, are not considered a variable interest and are excluded from the analysis.
The consolidation guidance has a scope exception for reporting entities with interests in registered money market funds which do not have an explicit support agreement.
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
The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income (“OCI”), net of impacts to DAC, DSIC, unearned revenue, benefit reserves, reinsurance recoverables and income taxes. For Available-for-Sale securities that have recognized an other-than-temporary impairment through earnings, the difference between the amortized cost and the cash flows expected to be collected is accreted as interest income if through subsequent evaluation there is a sustained increase in the cash flow expected. Subsequent increases and decreases in the fair value of Available-for-Sale securities are included in OCI.
The Company provides a supplemental disclosure on the face of its Consolidated Statements of Income that presents: (i) total other-than-temporary impairment losses recognized during the period and (ii) the portion of other-than-temporary impairment losses recognized in OCI. The sum of these amounts represents the credit-related portion of other-than-temporary impairments that were recognized in earnings during the period. The portion of other-than-temporary losses recognized in OCI includes: (i) the portion of other-than-temporary impairment losses related to factors other than credit recognized during the period and (ii) reclassifications of other-than-temporary impairment losses previously determined to be related to factors other than credit that are determined to be credit-related in the current period. The amount presented on the Consolidated Statements of Income as the portion of other-than-temporary losses recognized in OCI excludes subsequent increases and decreases in the fair value of these securities.
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
Factors the Company considers in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: (i) the extent to which the market value is below amortized cost; (ii) the duration of time in which there has been a significant decline in value; (iii) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and (iv) market events that could impact credit ratings, economic and business climate, litigation and government actions, and similar external business factors. In order to determine the amount of the credit loss component for corporate debt securities considered other-than-

temporarily impaired, a best estimate of the present value of cash flows expected to be collected discounted at the security’s effective interest rate is compared to the amortized cost basis of the security. The significant inputs to cash flow projections consider potential debt restructuring terms, projected cash flows available to pay creditors and the Company’s position in the debtor’s overall capital structure.
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
Financing Receivables
Mortgage Loans and Syndicated Loans
Mortgage loans, net reflect the Company’s interest in commercial mortgage loans less the related allowance for loan losses and, as of December 31, 2016, residential mortgage loans.
Mortgage loans and syndicated loans are stated at amortized cost, net of allowances for loan losses.
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
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less.
Reinsurance
The Company cedes insurance risk to other insurers under reinsurance agreements. The Company evaluates the financial condition of its reinsurers prior to entering into new reinsurance contracts and on a periodic basis during the contract term.
Reinsurance premiums paid and benefits received are accounted for consistently with the basis used in accounting for the policies from which risk is reinsured and consistently with the terms of the reinsurance contracts. Reinsurance premiums for traditional life, LTC and DI, net of the change in any prepaid reinsurance asset, are reported as a reduction of premiums. UL and VUL reinsurance premiums are reported as a reduction of policy and contract charges. In addition, for UL and VUL insurance policies, the net cost of reinsurance ceded, which represents the discounted amount of the expected cash flows between the reinsurer and the Company, is classified as an asset or contra asset and amortized over the estimated life of the policies in proportion to the estimated gross profits (“EGPs”) and is subject to retrospective adjustment in a manner similar to retrospective adjustment of DAC. The assumptions used to project the expected cash flows are consistent with those used for DAC valuation for the same contracts. Changes in the net cost of reinsurance are reflected as a component of policy and contract charges. Reinsurance recoveries are reported as components of benefits, claims, losses and settlement expenses.
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
As of December 31, 2017 and 2016, land, buildings, equipment and software were $142 million and $148 million, respectively, net of accumulated depreciation of $159 million and $144 million, respectively. Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $15 million, $14 million and $15 million, respectively.
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
The equity component of indexed annuities and IUL obligations are considered embedded derivatives. Additionally, certain annuities contain GMAB and GMWB provisions. The GMAB and the non-life contingent benefits associated with GMWB provisions are also considered embedded derivatives.
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
The Company monitors other DAC amortization assumptions, such as persistency, mortality, morbidity, interest margin, variable annuity benefit utilization and maintenance expense levels each quarter and, when assessed independently, each could impact the Company’s DAC balances.
The analysis of DAC balances and the corresponding amortization is a dynamic process that considers all relevant factors and assumptions described previously. Unless the Company’s management identifies a significant deviation over the course of the quarterly monitoring, management reviews and updates these DAC amortization assumptions annually in the third quarter of each year.
Non-Traditional Long-Duration Products
For non-traditional long-duration products (including variable and fixed deferred annuity contracts, UL and VUL insurance products), DAC are amortized based on projections of EGPs over amortization periods equal to the approximate life of the business.
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts) and are management’s best estimates. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions. These assumptions are updated whenever it appears that earlier estimates should be revised. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. At each balance sheet date, the DAC balance is adjusted for the effect that would result from the realization of unrealized gains or losses impacting EGPs, with the related change recognized through AOCI.
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
Traditional Long-Duration Products
For traditional long-duration products (including traditional life and DI insurance products), DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium paying period. The assumptions made in calculating the DAC balance and DAC amortization expense are consistent with those used in determining the liabilities.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products. Reserves for non-traditional long-duration products include the liabilities related to guaranteed benefit provisions added to variable annuity contracts, variable and fixed annuity contracts and UL and VUL policies and the embedded derivatives related to variable annuity contracts, indexed annuities and IUL insurance. Reserves for traditional long-duration products are established to provide adequately for future benefits and expenses for term life, whole life, DI and LTC insurance products.
Changes in future policy benefits and claims are reflected in earnings in the period adjustments are made. Where applicable, benefit amounts expected to be recoverable from reinsurance companies who share in the risk are separately recorded as reinsurance recoverable within receivables.
Non-Traditional Long-Duration Products
The liabilities for non-traditional long-duration products include fixed account values on variable and fixed annuities and UL and VUL policies, liabilities for guaranteed benefits associated with variable annuities and embedded derivatives for variable annuities, indexed annuities and IUL products.
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
Liabilities for indexed annuity products and indexed accounts of IUL products are equal to the accumulation of host contract values covering guaranteed benefits and the fair value of embedded equity options.
The GMDB and gain gross-up (“GGU”) liability is determined by estimating the expected value of death benefits in excess of the projected contract accumulation value and recognizing the excess over the estimated life based on expected assessments (e.g., mortality and expense fees, contractual administrative charges and similar fees).
If elected by the contract owner and after a stipulated waiting period from contract issuance, a guaranteed minimum income benefit (“GMIB”) guarantees a minimum lifetime annuity based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The GMIB liability is determined each period by estimating the expected value of annuitization benefits in excess of the projected contract accumulation value at the date of annuitization and recognizing the excess over the estimated life based on expected assessments.

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
See Note 10 for information regarding variable annuity guarantees.
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions, indexed annuities and IUL fluctuate based on equity, interest rate and credit markets and the estimate of the Company’s nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. See Note 13 for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and DI insurance policies are based on the net level premium and LTC policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
For term life, whole life, DI and LTC policies, the Company utilizes best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, management performs premium deficiency tests using best estimate assumptions without provisions for adverse deviation annually in the third quarter of each year unless management identifies a material deviation over the course of quarterly monitoring. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC balance), the existing net reserves are adjusted by first reducing the DAC balance by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, then the net reserves are increased by the excess through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the date of the loss recognition are locked in and used in subsequent periods. The assumptions for LTC insurance products are management’s best estimate as of the date of loss recognition and thus no longer provide for adverse deviations in experience.
See Note 9 for information regarding the liabilities for traditional long-duration products.
Unearned Revenue Liability
The Company’s UL and VUL policies require payment of fees or other policyholder assessments in advance for services to be provided in future periods. These charges are deferred as unearned revenue and amortized using EGPs, similar to DAC. The unearned revenue liability is recorded in other liabilities and the amortization is recorded in policy and contract charges.
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
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in net income. See Note 19 for further discussion on the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) and the impact to the Company’s provision for income taxes for the year ended December 31, 2017.
Revenue Recognition
Premiums on traditional life, DI and LTC insurance products and immediate annuities with a life contingent feature are net of reinsurance ceded and are recognized as revenue when due.
Interest income is accrued as earned using the effective interest method, which makes an adjustment of the yield for security premiums and discounts on all performing fixed maturity securities classified as Available-for-Sale so that the related security or loan recognizes a constant rate of return on the outstanding balance throughout its term. When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and updated future payment assumptions and a catch-up adjustment is recorded in the current period. In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.
Mortality and expense risk fees are based on a percentage of the fair value of assets held in the Company’s separate accounts and recognized when assessed. Variable annuity guaranteed benefit rider charges, cost of insurance charges on UL and VUL insurance and contract charges (net of reinsurance premiums and cost of reinsurance for UL insurance products) and surrender charges on annuities and UL and VUL insurance are recognized as revenue when assessed.
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

Future Adoption of New Accounting Standards
Income Statement – Reporting Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in OCI. The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the Tax Act. The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. The Company is currently evaluating the impact of the update on its consolidated financial condition.
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
Receivables – Premium Amortization on Purchased Callable Debt Securities
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
Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory
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
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on the consolidated financial condition or results of operations.
Revenue from Contracts with Customers
In May 2014, the FASB updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The adoption of the standard did not have a material impact on the Company’s consolidated financial condition and results of operations.

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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $408 million and $482 million as of December 31, 2017 and 2016, respectively. The Company had a $97 million and $135 million liability recorded as of December 31, 2017 and 2016, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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

5.	Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,133	$1,125	$(25)	$13,233	$—
Residential mortgage backed securities	2,979	54	(22)	3,011	—
Commercial mortgage backed securities	3,554	47	(32)	3,569	—
State and municipal obligations	1,114	209	(9)	1,314	—
Asset backed securities	700	30	(2)	728	—
Foreign government bonds and obligations	283	20	(4)	299	—
U.S. government and agency obligations	1	—	—	1	—
Total fixed maturities	20,764	1,485	(94)	22,155	—
Common stocks	1	—	(1)	—	—
Total	$20,765	$1,485	$(95)	$22,155	$—

Description of Securities	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$13,105	$1,060	$(53)	$14,112	$—
Residential mortgage backed securities	3,386	72	(43)	3,415	(4)
Commercial mortgage backed securities	2,837	58	(38)	2,857	—
State and municipal obligations	1,092	161	(24)	1,229	—
Asset backed securities	790	26	(11)	805	—
Foreign government bonds and obligations	251	17	(7)	261	—
U.S. government and agency obligations	3	—	—	3	—
Total fixed maturities	21,464	1,394	(176)	22,682	(4)
Common stocks	4	6	—	10	3
Total	$21,468	$1,400	$(176)	$22,692	$(1)
 (1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2017 and 2016, investment securities with a fair value of 1.6 billion and $1.5 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $711 million and $428 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2017 and 2016, fixed maturity securities comprised approximately 84% and 83%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2017 and 2016, approximately $906 million and $944 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC (“CMIA”), an affiliate of the Company, using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,259	$6,303	28%	$5,671	$5,728	25%
AA	1,090	1,285	6	1,013	1,177	5
A	3,443	3,902	18	3,767	4,167	19
BBB	8,796	9,465	43	9,584	10,190	45
Below investment grade	1,176	1,200	5	1,429	1,420	6
Total fixed maturities	$20,764	$22,155	100%	$21,464	$22,682	100%
As of December 31, 2017 and 2016, approximately 35% and 40%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	82	$834	$(5)	39	$360	$(20)	121	$1,194	$(25)
Residential mortgage backed securities	36	546	(4)	41	657	(18)	77	1,203	(22)
Commercial mortgage backed securities	56	994	(10)	42	663	(22)	98	1,657	(32)
State and municipal obligations	19	35	—	8	138	(9)	27	173	(9)
Asset backed securities	15	116	—	12	76	(2)	27	192	(2)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common stocks	—	—	—	3	1	(1)	3	1	(1)
Total	211	$2,531	$(19)	160	$1,918	$(76)	371	$4,449	$(95)

Description of Securities	December 31, 2016
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	114	$1,502	$(26)	33	$319	$(27)	147	$1,821	$(53)
Residential mortgage backed securities	56	1,282	(25)	56	324	(18)	112	1,606	(43)
Commercial mortgage backed securities	80	1,378	(37)	1	11	(1)	81	1,389	(38)
State and municipal obligations	18	66	(3)	2	105	(21)	20	171	(24)
Asset backed securities	23	231	(6)	12	114	(5)	35	345	(11)
Foreign government bonds and obligations	7	30	(1)	15	23	(6)	22	53	(7)
Total	298	$4,489	$(98)	119	$896	$(78)	417	$5,385	$(176)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to tighter credit spreads.

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	December 31,
	2017	2016	2015
	(in millions)
Beginning balance	$21	$33	$33
Reductions for securities sold during the period (realized)	(21)	(12)	—
Ending balance	$—	$21	$33
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Gross realized investment gains	$48	$29	$30
Gross realized investment losses	(4)	(12)	(17)
Other-than-temporary impairments	—	—	(7)
Total	$44	$17	$6
Other-than-temporary impairments for the year ended December 31, 2015 primarily related to credit losses on corporate debt securities and non-agency residential mortgage backed securities.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,288	$1,305
Due after one year through five years	5,481	5,685
Due after five years through 10 years	3,039	3,154
Due after 10 years	3,723	4,703
	13,531	14,847
Residential mortgage backed securities	2,979	3,011
Commercial mortgage backed securities	3,554	3,569
Asset backed securities	700	728
Common stocks	1	—
Total	$20,765	$22,155
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities, as well as common stocks, were not included in the maturities distribution.
The following is a summary of net investment income:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities	$947	$997	$1,034
Mortgage loans	137	149	177
Other investments	(48)	8	33
	1,036	1,154	1,244
Less: investment expenses	25	26	26
Total	$1,011	$1,128	$1,218

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities	$44	$17	$6
Mortgage loans	(4)	10	—
Other investments	—	(1)	(2)
Total	$40	$26	$4

6.	Financing Receivables
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
The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2017	2016	2015
	(in millions)
Beginning balance	$25	$25	$28
Charge-offs	(3)	(3)	(4)
Provisions	—	3	1
Ending balance	$22	$25	$25

Individually evaluated for impairment	$—	$2	$4
Collectively evaluated for impairment	22	23	21
The recorded investment in financing receivables by impairment method was as follows:

	December 31,
	2017	2016
	(in millions)
Individually evaluated for impairment	$17	$10
Collectively evaluated for impairment	3,015	3,275
Total	$3,032	$3,285
As of December 31, 2017 and 2016, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million and $5 million, respectively.
During the years ended December 31, 2017, 2016 and 2015, the Company purchased $156 million, $73 million and $106 million, respectively, and sold $259 million, $250 million and $15 million, respectively. The loans purchased consisted of syndicated loans. The loans sold during 2017 and 2016 primarily consisted of residential mortgage loans. See below for additional discussion on the sales of these loans. The loans sold during 2015 primarily consisted of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $5 million and $2 million as of December 31, 2017 and 2016, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both December 31, 2017 and 2016. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in millions)
South Atlantic	$735	$753	28%	29%
Pacific	771	722	29	28
Mountain	242	234	9	9
West North Central	223	212	8	8
East North Central	209	195	8	8
Middle Atlantic	179	191	7	7
West South Central	125	122	5	5
New England	67	84	3	3
East South Central	84	80	3	3
	2,635	2,593	100%	100%
Less: allowance for loan losses	16	19
Total	$2,619	$2,574
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in millions)
Retail	$893	$916	34%	35%
Office	470	473	18	18
Apartments	536	483	20	19
Industrial	451	430	17	17
Mixed use	38	42	1	2
Hotel	39	41	2	1
Other	208	208	8	8
	2,635	2,593	100%	100%
Less: allowance for loan losses	16	19
Total	$2,619	$2,574
Residential Mortgage Loans
The recorded investment in residential mortgage loans as of December 31, 2017 and 2016 was nil and $300 million, respectively. During the years ended December 31, 2017 and 2016, the Company sold $249 million and $250 million, respectively, of residential mortgage loans and recorded a loss of $4 million and a gain of $10 million, respectively.
As of December 31, 2016, approximately 2% of residential mortgage loans had FICO scores below 640. As of December 31, 2016, none of the Company’s residential mortgage loans had LTV ratios greater than 90%. The Company’s most significant geographic concentration for residential mortgage loans was in California which represented 52% of the portfolio as of December 31, 2016. Colorado and Washington represented 18% and 13%, respectively, of the portfolio as of December 31, 2016. No other state represented more than 10% of the total residential mortgage loan portfolio.
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2017 and 2016 was $397 million and $392 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of December 31, 2017 and 2016 were $5 million and $1 million, respectively.

Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of December 31, 2017 and 2016. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2017, 2016 and 2015. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

7.	Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updated market-related inputs and implemented model changes related to the Company’s living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2017 primarily reflected improved persistency and mortality on life insurance contracts and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking to DAC for the year ended December 31, 2016 primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business in the prior year resulted in the write-off of DAC, which was included in the impact of unlocking. The impact of unlocking to DAC for the year ended December 31, 2015 primarily reflected the difference between the Company’s previously assumed interest rates versus the low interest rate environment partially offset by improved persistency.
The balances of and changes in DAC were as follows:

	2017	2016		2015
	(in millions)
Balance at January 1	$2,611	$2,693		$2,581
Capitalization of acquisition costs	242	279	(1)	275
Amortization, excluding the impact of valuation assumptions review	(219)	(253)		(267)
Amortization, impact of valuation assumptions review	12	(81)	(2)	(6)
Impact of change in net unrealized securities (gains) losses	(7)	(27)		110
Balance at December 31	$2,639	$2,611		$2,693
(1) Includes a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC business. The benefit was reported in other insurance and operating expenses on the Consolidated Statements of Income.
(2) Includes a $58 million expense related to the loss recognition on LTC business.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2017	2016	2015
	(in millions)
Balance at January 1	$301	$334	$361
Capitalization of sales inducement costs	4	5	4
Amortization, excluding the impact of valuation assumptions review	(37)	(42)	(52)
Amortization, impact of valuation assumptions review	(1)	4	1
Impact of change in net unrealized securities (gains) losses	6	—	20
Balance at December 31	$273	$301	$334

8.	Reinsurance
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
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to its universal life product with LTC benefits.

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
For existing LTC policies, the Company has continued ceding 50% of the risk on a coinsurance basis to subsidiaries of Genworth Financial, Inc. (“Genworth”) and retains the remaining risk. For RiverSource Life of NY, this reinsurance arrangement applies for 1996 and later issues only. Under these agreements, the Company has the right, but never the obligation, to recapture some, or all, of the risk ceded to Genworth.
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
As of December 31, 2017 and 2016, traditional life and UL insurance in force aggregated $195.9 billion and $196.5 billion, respectively, of which $142.4 billion as of both December 31, 2017 and 2016 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Direct premiums	$637	$642	$629
Reinsurance ceded	(227)	(225)	(223)
Net premiums	$410	$417	$406
Policy and contract charges are presented on the Consolidated Statements of Income net of $114 million, $110 million and $107 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2017, 2016 and 2015, respectively.
Reinsurance recovered on all contracts was $298 million, $318 million and $287 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Reinsurance recoverables include approximately $2.3 billion and $2.0 billion related to LTC risk ceded to Genworth as of December 31, 2017 and 2016, respectively. Policyholder account balances, future policy benefits and claims include $509 million and $529 million related to previously assumed reinsurance arrangements as of December 31, 2017 and 2016, respectively.

9.	Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2017		2016
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,934		$10,588
Variable annuity fixed sub-accounts	5,166		5,211
VUL/UL insurance	3,047		3,007
IUL insurance	1,384		1,054
Other life insurance	720		758
Total policyholder account balances	20,251		20,618

Future policy benefits
Variable annuity GMWB	463		1,017
Variable annuity GMAB	(80)	(2)	(24)	(2)
Other annuity liabilities	78		66
Fixed annuity life contingent liabilities	1,484		1,497
Life and DI insurance	1,221		1,204
LTC insurance	4,896		4,352
VUL/UL and other life insurance additional liabilities	688		588
Total future policy benefits	8,750		8,700
Policy claims and other policyholders’ funds	177		196
Total policyholder account balances, future policy benefits and claims	$29,178		$29,514

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both December 31, 2017 and 2016 reported as a contra liability.
Fixed Annuities
Fixed annuities include deferred, payout and indexed annuity contracts.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.71% to 9.38% as of December 31, 2017, depending on year of issue, with an average rate of approximately 4.09%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Company’s equity indexed annuity (“EIA”) product is a single premium fixed deferred annuity. The Company discontinued new sales of EIA in 2007. The contract was issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500® Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments.
In November 2017, the Company began offering a fixed index annuity product which is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company offers S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. The contractholder can choose to add a GMWB for life rider for an additional fee.
See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed annuities.
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
IUL is a universal life policy that includes an indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, unpaid reported claims, incurred but not reported claims and obligations for anticipated future claims.
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 3% to 10% as of December 31, 2017. Anticipated interest rates for DI policies ranged from 3.75% to 7.5% as of December 31, 2017 and for LTC policies ranged from 6% to 6.4% as of December 31, 2017.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 6.25% for DI and LTC claims, respectively, as of December 31, 2017.
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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2017	2016
	(in millions)
Variable annuity	$75,174	$69,606
VUL insurance	7,352	6,659
Other insurance	34	33
Total	$82,560	$76,298

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2017				December 31, 2016
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk		Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$61,418	$59,461	$9	66	$56,143	$54,145	$208		65
Five/six-year reset	8,870	6,149	12	66	8,878	6,170	22		66
One-year ratchet	6,548	6,187	11	69	6,426	6,050	110		68
Five-year ratchet	1,563	1,506	1	65	1,542	1,483	7		64
Other	1,099	1,075	50	72	965	942	86		71
Total — GMDB	$79,498	$74,378	$83	66	$73,954	$68,790	$433		65

GGU death benefit	$1,118	$1,067	$133	70	$1,047	$996	$108		68

GMIB	$233	$216	$7	69	$245	$227	$13		68

GMWB:
GMWB	$2,508	$2,500	$1	71	$2,650	$2,642	$2		70
GMWB for life	44,375	44,259	129	67	39,436	39,282	289	(2)	66
Total — GMWB	$46,883	$46,759	$130	67	$42,086	$41,924	$291		66

GMAB	$3,086	$3,083	$—	59	$3,484	$3,476	$21		59
(1) Individual variable annuity contracts may have more than one guarantee and therefore may be included in more than one benefit type. Variable annuity contracts for which the death benefit equals the account value are not shown in this table.
(2) Amount revised to reflect updated contractholder mortality assumptions as of December 31, 2016.

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2017		December 31, 2016
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,460	65	$6,376	64
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2015	$9	$7	$693	$(41)	$263
Incurred claims	10	1	364	41	92
Paid claims	(5)	—	—	—	(23)
Balance at December 31, 2015	14	8	1,057	—	332
Incurred claims	11	1	(40)	(23)	127
Paid claims	(9)	(1)	—	(1)	(25)
Balance at December 31, 2016	16	8	1,017	(24)	434
Incurred claims	5	—	(554)	(56)	84
Paid claims	(4)	(2)	—	—	(29)
Balance at December 31, 2017	$17	$6	$463	$(80)	$489
(1) The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2017	2016
	(in millions)
Mutual funds:
Equity	$46,038	$40,622
Bond	23,529	23,142
Other	5,109	5,326
Total mutual funds	$74,676	$69,090
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2017, 2016 and 2015.

11.	Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of December 31, 2017 and 2016.
RiverSource Life of NY, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of December 31, 2017 and 2016.
RTA has a revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this revolving credit agreement as of December 31, 2017 and 2016.
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of December 31, 2017 and 2016.

12.	Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of December 31, 2017 and 2016, the Company has pledged $43 million and $33 million, respectively, of agency residential mortgage backed securities and $8 million and $19 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both December 31, 2017 and 2016 was $50 million. The remaining maturity of outstanding repurchase agreements was less than one month and less than three months as of December 31, 2017 and 2016, respectively. The weighted average annualized interest rate on repurchase agreements held as of December 31, 2017 and 2016 was 1.4% and 0.9%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $750 million and $771 million as of December 31, 2017 and 2016, respectively. The amount of the Company’s liability including accrued interest as of both December 31, 2017 and 2016 was $150 million. The remaining maturity of outstanding FHLB advances was less than four months as of both December 31, 2017 and 2016. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2017 and 2016 was 1.5% and 0.8%, respectively.

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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,161	$1,072	$13,233
Residential mortgage backed securities	—	2,924	87	3,011
Commercial mortgage backed securities	—	3,569	—	3,569
State and municipal obligations	—	1,314	—	1,314
Asset backed securities	—	728	—	728
Foreign government bonds and obligations	—	299	—	299
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,995	1,159	22,155
Cash equivalents	—	1,030	—	1,030
Other assets:
Interest rate derivative contracts	—	1,081	—	1,081
Equity derivative contracts	62	2,305	—	2,367
Foreign exchange derivative contracts	1	34	—	35
Total other assets	63	3,420	—	3,483
Separate account assets at net asset value (“NAV”)				82,560	(1)
Total assets at fair value	$64	$25,445	$1,159	$109,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(2)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(3)
Other liabilities:
Interest rate derivative contracts	1	414	—	415
Equity derivative contracts	5	2,666	—	2,671
Foreign exchange derivative contracts	—	23	—	23
Credit derivative contracts	—	2	—	2
Total other liabilities	6	3,105	—	3,111
Total liabilities at fair value	$6	$3,110	$552	$3,668

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,955	$1,157	$14,112
Residential mortgage backed securities	—	3,300	115	3,415
Commercial mortgage backed securities	—	2,857	—	2,857
State and municipal obligations	—	1,229	—	1,229
Asset backed securities	—	792	13	805
Foreign government bonds and obligations	—	261	—	261
U.S. government and agency obligations	3	—	—	3
Total Available-for-Sale securities: Fixed maturities	3	21,394	1,285	22,682
Common stocks	6	4	—	10
Cash equivalents	—	302	—	302
Other assets:
Interest rate derivative contracts	—	1,735	—	1,735
Equity derivative contracts	43	1,487	—	1,530
Credit derivative contracts	—	1	—	1
Foreign exchange derivative contracts	—	80	—	80
Total other assets	43	3,303	—	3,346
Separate account assets at NAV				76,298	(1)
Total assets at fair value	$52	$25,003	$1,285	$102,638

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	464	464
GMWB and GMAB embedded derivatives	—	—	614	614	(4)
Total policyholder account balances, future policy benefits and claims	—	5	1,078	1,083	(5)
Other liabilities:
Interest rate derivative contracts	1	964	—	965
Equity derivative contracts	2	1,987	—	1,989
Foreign exchange derivative contracts	2	45	—	47
Total other liabilities	5	2,996	—	3,001
Total liabilities at fair value	$5	$3,001	$1,078	$4,084
(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position as of December 31, 2017.
(3) The Company’s adjustment for nonperformance risk resulted in a $(399) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2017.
(4) The fair value of the GMWB and GMAB embedded derivatives included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position as of December 31, 2016.
(5) The Company’s adjustment for nonperformance risk resulted in a $(498) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2016.

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total

Balance, January 1, 2017	$1,157	$115	$—	$13	$1,285		$—
Total gains (losses) included in:
Net income	1	—	—	—	1	(1)	—
Other comprehensive income (loss)	(8)	1	—	—	(7)		—
Purchases	124	67	36	49	276		—
Settlements	(202)	(7)	—	(13)	(222)		—
Transfers into Level 3	—	—	—	11	11		4
Transfers out of Level 3	—	(89)	(36)	(60)	(185)		(4)
Balance, December 31, 2017	$1,072	$87	$—	$—	$1,159		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$1	$—	$—	$—	$1	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078
Total (gains) losses included in:
Net income	87	(2)	(977)	(3)	(890)
Issues	92		326		418
Settlements	(42)		(12)		(54)
Balance, December 31, 2017	$601		$(49)		$552

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2017	$87	(2)	$(946)	(3)	$(859)

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,235	$21	$3	$133	$1,392		$—
Total gains (losses) included in:
Net income	1	—	—	1	2	(1)	(2)	(3)
Other comprehensive income (loss)	(1)	(1)	—	—	(2)		—
Purchases	47	134	42	—	223		2
Settlements	(126)	(9)	(3)	(1)	(139)		—
Transfers into Level 3	1	—	—	12	13		—
Transfers out of Level 3	—	(30)	(42)	(132)	(204)		—
Balance, December 31, 2016	$1,157	$115	$—	$13	$1,285		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$1	$—	$—	$—	$1	(1)	$(2)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	13	(2)	(511)	(3)	(498)
Issues	115		295		410
Settlements	(28)		(21)		(49)
Balance, December 31, 2016	$464		$614		$1,078

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2016	$13	(2)	$(448)	(3)	$(435)

	Available-for-Sale Securities: Fixed Maturities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2015	$1,353	$9	$90	$151	$1,603		$1
Total gains (losses) included in:
Net income	(1)	—	—	1	—	(1)	—
Other comprehensive income (loss)	(21)	—	—	(2)	(23)		(1)
Purchases	153	67	32	16	268		—
Settlements	(238)	(4)	(7)	(2)	(251)		—
Transfers into Level 3	—	—	6	14	20		—
Transfers out of Level 3	(11)	(51)	(118)	(45)	(225)		—
Balance, December 31, 2015	$1,235	$21	$3	$133	$1,392		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2015	$(1)	$—	$—	$1	$—	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2015	$242		$479		$721
Total (gains) losses included in:
Net income	27	(2)	105	(3)	132
Issues	114		271		385
Settlements	(19)		(4)		(23)
Balance, December 31, 2015	$364		$851		$1,215

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2015	$27	(2)	$127	(3)	$154
(1) Included in net investment income in the Consolidated Statements of Income.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(71) million, $98 million and $74 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,070	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	-	2.3%	1.1%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk(1)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	42.0%
			Surrender rate	0.1%	-	74.7%
			Market volatility(3)	3.7%	-	16.1%
			Nonperformance risk(1)	71 bps

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,154	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	2.5%	1.3%
IUL embedded derivatives	$464	Discounted cash flow	Nonperformance risk(1)	82 bps
GMWB and GMAB embedded derivatives	$614	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	75.6%
			Surrender rate	0.1%	-	66.4%
			Market volatility(3)	5.3%	-	21.2%
			Nonperformance risk(1)	82 bps
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
Assets
Cash Equivalents
Cash equivalents include highly liquid investments with original or remaining maturities at the time of purchase of 90 days or less. The Company’s cash equivalents are classified as Level 2 and measured at amortized cost, which is a reasonable estimate of fair value because of the short time between the purchase of the instrument and its expected realization.
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, state and municipal obligations, asset backed securities and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities and certain asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2017 and 2016. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
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
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its indexed annuity and IUL products. Significant inputs to the EIA calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of the fixed index annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed index annuity and IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2017 and 2016. See Note 16 and Note 17 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). During the year ended December 31, 2017, the Company recognized $64 million of impairments on its investment in affordable housing partnerships primarily due to the enactment of the Tax Act. The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $166 million as of December 31, 2017 and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value.

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,619	$—	$—	$2,616	$2,616
Policy loans	845	—	—	801	801
Other investments	408	—	373	36	409

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Short-term borrowings	200	—	200	—	200
Other liabilities	123	—	—	119	119
Separate account liabilities at NAV	369				369	(1)

	December 31, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,874	$—	$—	$2,865	$2,865
Policy loans	830	—	—	807	807
Other investments	402	—	364	43	407

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,906	$—	$—	$11,417	$11,417
Short-term borrowings	200	—	200	—	200
Other liabilities	177	—	—	169	169
Separate account liabilities at NAV	341				341	(1)

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

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
The fair value of residential mortgage loans as of December 31, 2016 is determined by discounting estimated cash flows and incorporating adjustments for prepayment, administration expenses, loss severity and credit loss estimates, with discount rates based on the Company’s estimate of current market conditions. Given the significant unobservable inputs to the valuation of residential mortgage loans as of December 31, 2016, these measurements are classified as Level 3.
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
Policyholder Account Balances, Future Policy Benefits and Claims
The fair value of fixed annuities in deferral status is determined by discounting cash flows using a risk neutral discount rate with adjustments for profit margin, expense margin, early policy surrender behavior, a margin for adverse deviation from estimated early policy surrender behavior and the Company’s nonperformance risk specific to these liabilities. The fair value of non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts is determined in a similar manner. Given the use of significant unobservable inputs to these valuations, the measurements are classified as Level 3.
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
CMIA is the investment advisor for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders. The Company provides distribution and certain administrative services on behalf of CMIA and is compensated for the services it provides. For the years ended December 31, 2017, 2016 and 2015, the Company earned $322 million, $313 million and $311 million, respectively, from CMIA for these services.
Columbia Management Investment Distributors, Inc. (“CMID”), an affiliate of the Company, is the principal underwriter and distributor for the proprietary mutual funds used as investment options by the Company’s variable annuity contractholders and variable life insurance policyholders. The Company provides certain administrative services to assist in the promotion, distribution and account servicing of shares of the portfolios of the Company’s variable products and is compensated for providing these services. For the years ended December 31, 2017, 2016 and 2015, the Company earned $167 million, $158 million and $162 million, respectively, from CMID for these services.
Columbia Management Investment Services Corp. (“CMIS”), an affiliate of the Company, is the transfer agent that processes transactions related to the Company’s variable products. The Company provides administrative services related to these transactions and is compensated for providing these services. For the years ended December 31, 2017, 2016 and 2015, the Company earned $42 million, $40 million and $41 million, respectively, from CMIS for these services.
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $390 million, $400 million and $437 million for the years ended December 31, 2017, 2016 and 2015, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Cash dividends paid to Ameriprise Financial	$700	$1,000	$800
Cash dividends received from RiverSource Life of NY	50	50	25
Cash dividend received from RTA	20	15	—
Cash dividend received from RiverSource REO 1, LLC (1)	—	31	—
(1) RiverSource REO 1, LLC is a wholly owned subsidiary of RiverSource Life Insurance Company which holds foreclosed mortgage loans and real estate.
On February 20, 2018, the Company’s board of directors declared a cash dividend of $200 million to Ameriprise Financial, payable on or before March 22, 2018, pending approval by the Minnesota Department of Commerce.
For dividends from the life insurance companies, advance notification was provided to state insurance regulators prior to all dividend payments. See Note 15 for additional information.
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due to Ameriprise Financial for federal income taxes was $105 million and $168 million as of December 31, 2017 and 2016, respectively, which is reflected in Other, net within operating activities on the Consolidated Statements of Cash Flows.

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
RiverSource Life Insurance Company received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2018, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. The permitted practice allows RiverSource Life Insurance Company to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount is amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. There was no immediate impact to statutory surplus at the effective date for the permitted statutory accounting practice. As of December 31, 2017, application of this permitted practice resulted in a decrease to RiverSource Life Insurance Company’s statutory surplus of approximately $3 million.
State insurance statutes contain limitations as to the amount of dividends that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, dividends in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus (deficit) aggregated $(306) million and $275 million as of December 31, 2017 and 2016, respectively.
In addition, dividends whose fair market value, together with that of other dividends made within the preceding 12 months, exceeds the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $2.4 billion and $3.0 billion as of December 31, 2017 and 2016, respectively.
Statutory net gain from operations and net income (loss) are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Statutory net gain from operations	$958	$834	$1,033
Statutory net income (loss)	222	322	633
Government debt securities of $4 million as of both December 31, 2017 and 2016 were on deposit with various states as required by law.

16.	Offsetting Assets and Liabilities
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,440	$—	$3,440	$(2,599)	$(736)	$(88)	$17
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	$3,483	$—	$3,483	$(2,615)	$(736)	$(88)	$44

	December 31, 2016
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,822	$—	$2,822	$(2,161)	$(374)	$(235)	$52
OTC cleared	510	—	510	(507)	(3)	—	—
Exchange-traded	14	—	14	(2)	—	—	12
Total derivatives	$3,346	$—	$3,346	$(2,670)	$(377)	$(235)	$64

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,095	$—	$3,095	$(2,599)	$(1)	$(492)	$3
OTC cleared	15	—	15	(15)	—	—	—
Exchange-traded	1	—	1	(1)	—	—	—
Total derivatives	3,111	—	3,111	(2,615)	(1)	(492)	3
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,161	$—	$3,161	$(2,615)	$(1)	$(542)	$3

	December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,481	$—	$2,481	$(2,161)	$—	$(312)	$8
OTC cleared	515	—	515	(507)	(8)	—	—
Exchange-traded	5	—	5	(2)	—	—	3
Total derivatives	3,001	—	3,001	(2,670)	(8)	(312)	11
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,051	$—	$3,051	$(2,670)	$(8)	$(362)	$11
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.
In the tables above, the amounts of assets or liabilities presented are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual collateral may be greater than amounts presented in the tables.
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$64,790	$1,081	$415	$71,019	$1,735	$965
Equity contracts	56,649	2,367	2,671	60,419	1,530	1,989
Credit contracts	715	—	2	1,039	1	—
Foreign exchange contracts	3,996	35	23	4,494	80	47
Other contracts	450	—	—	240	—	—
Total non-designated hedges	126,600	3,483	3,111	137,211	3,346	3,001

Embedded derivatives
GMWB and GMAB (3)	N/A	—	(49)	N/A	—	614
IUL	N/A	—	601	N/A	—	464
Indexed annuities	N/A	—	5	N/A	—	5
Total embedded derivatives	N/A	—	557	N/A	—	1,083
Total derivatives	$126,600	$3,483	$3,668	$137,211	$3,346	$4,084
N/A  Not applicable.
(1) The fair value of freestanding derivative assets is included in Other assets on the Consolidated Balance Sheets.
(2) The fair value of freestanding derivative liabilities is included in Other liabilities on the Consolidated Balance Sheets. The fair value of GMWB and GMAB, IUL, and indexed annuity embedded derivatives is included in Policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets.
(3) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2016 included $880 million of individual contracts in a liability position and $266 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2017 and 2016, investment securities with a fair value of $89 million and $235 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $89 million and $118 million, respectively, may be sold, pledged or rehypothecated by the Company. As of December 31, 2017 and 2016, the Company had sold, pledged, or rehypothecated nil and $19 million, respectively, of these securities. In addition, as of December 31, 2017 and 2016, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Year Ended December 31, 2017
Interest rate contracts	$—	$3
Equity contracts	75	(1,006)
Credit contracts	—	(22)
Foreign exchange contracts	—	(23)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	663
IUL embedded derivatives	(45)	—
Total gain (loss)	$30	$(387)

Year Ended December 31, 2016
Interest rate contracts	$—	$38
Equity contracts	20	(857)
Credit contracts	—	2
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	237
IUL embedded derivatives	15	—
Total gain (loss)	$35	$(582)

Year Ended December 31, 2015
Interest rate contracts	$—	$232
Equity contracts	(10)	(308)
Credit contracts	—	(1)
Foreign exchange contracts	—	13
Other contracts	—	(1)
GMWB and GMAB embedded derivatives	—	(372)
IUL embedded derivatives	(8)	—
Indexed annuity embedded derivatives	1	—
Total gain (loss)	$(17)	$(437)
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

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2017:

	Premiums Payable	Premiums Receivable
	(in millions)
2018	$213	$129
2019	276	170
2020	198	98
2021	168	107
2022	231	147
2023-2026	472	59
Total	$1,558	$710
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company uses a combination of futures, options, swaps and swaptions. Certain of the macro hedge derivatives contain settlement provisions linked to both equity returns and interest rates. The Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates are shown in Other contracts in the tables above.
Indexed annuity and IUL products have returns tied to the performance of equity markets. As a result of fluctuations in equity markets, the obligation incurred by the Company related to indexed annuity and IUL products will positively or negatively impact earnings over the life of these products. The equity component of indexed annuity and IUL product obligations are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. As a means of economically hedging its obligations under the provisions of these products, the Company enters into index options and futures contracts.
Cash Flow Hedges
During the year ended December 31, 2017, the Company held no derivatives that were designated as cash flow hedges. As of December 31, 2017, the Company expects to reclassify $2 million of deferred losses on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the years ended December 31, 2017 and 2016, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2017, 2016 and 2015, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 18 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2017 and 2016, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $299 million and $206 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2017 and 2016 was $296 million and $198 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2017 and 2016 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $3 million and $8 million, respectively.

18.	Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Years Ended December 31, 2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$210	$(61)	$149
Reclassification of net securities (gains) losses included in net income (2)	(44)	15	(29)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(180)	57	(123)
Net unrealized securities gains (losses)	(14)	11	(3)
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	5	(2)	3
Net unrealized derivatives gains (losses)	5	(2)	3
Other	(1)	—	(1)
Total other comprehensive income (loss)	$(10)	$9	$(1)

	Years Ended December 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$350	$(124)	$226
Reclassification of net securities (gains) losses included in net income (2)	(17)	6	(11)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(242)	85	(157)
Net unrealized securities gains (losses)	91	(33)	58
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	6	(2)	4
Net unrealized derivatives gains (losses)	6	(2)	4
Total other comprehensive income (loss)	$97	$(35)	$62

	Years Ended December 31, 2015
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(997)	$351	$(646)
Reclassification of net securities (gains) losses included in net income (2)	(6)	2	(4)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	480	(168)	312
Net unrealized securities gains (losses)	(523)	185	(338)
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	6	(2)	4
Net unrealized derivatives gains (losses)	6	(2)	4
Total other comprehensive income (loss)	$(517)	$183	$(334)
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains (Losses)		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, January 1, 2015	$741		$(12)	$—	$729
OCI before reclassifications	(334)		—	—	(334)
Amounts reclassified from AOCI	(4)		4	—	—
Total OCI	(338)		4	—	(334)
Balance, December 31, 2015	403	(1)	(8)	—	395
OCI before reclassifications	69		—	—	69
Amounts reclassified from AOCI	(11)		4	—	(7)
Total OCI	58		4	—	62
Balance, December 31, 2016	461	(1)	(4)	—	457
OCI before reclassifications	26		—	(1)	25
Amounts reclassified from AOCI	(29)		3	—	(26)
Total OCI	(3)		3	(1)	(1)
Balance, December 31, 2017	$458	(1)	$(1)	$(1)	$456
(1) Includes nil, nil and $2 million of noncredit related impairments on securities and net unrealized securities losses on previously impaired securities at December 31, 2017, 2016 and 2015, respectively.

19.	Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in millions)
Current income tax
Federal	$158	$18	$234
State	1	1	2
Total current income tax	159	19	236
Deferred income tax
Federal	103	6	(91)
State	(2)	(1)	—
Total deferred income tax	101	5	(91)
Total income tax provision	$260	$24	$145
On December 22, 2017, the Tax Act was signed into law. The provision for income taxes for the year ended December 31, 2017 includes an expense of $140 million due to the enactment of the Tax Act. The $140 million expense includes a $136 million expense for the remeasurement of deferred tax assets and liabilities to the Tax Act’s statutory rate of 21% and a $4 million expense for the remeasurement of tax contingencies, specifically state tax contingencies and interest accrued for tax contingencies.
The Company considers the expenses related to the remeasurement of deferred tax assets and liabilities to be provisional amounts based on reasonable estimates as discussed below.

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rate of 35% were as follows:

	Years Ended December 31,
	2017	2016	2015
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Changes in taxes resulting from:
Impact of Tax Act	14.0	—	—
Dividend received deduction	(12.9)	(17.1)	(14.0)
Low income housing tax credits	(7.4)	(9.4)	(6.1)
Foreign tax credit, net of addback	(2.7)	(3.8)	—
Taxes applicable to prior years	—	(2.0)	—
Other, net	—	0.7	(0.9)
Income tax provision	26.0%	3.4%	14.0%
The effective tax rates are lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing credits. The increase in the effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to a $140 million expense in 2017 due to provisions of the Tax Act, including remeasurement of net deferred tax assets and remeasurement of tax contingencies. The decrease in the effective tax rate for the year ended December 31, 2016 compared to 2015 was primarily due to lower pretax income in relation to preferred items including the dividends received deduction and low income housing tax credits.
As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act; however, the Company is able to provide reasonable estimates of the Tax Act’s impact. The Company’s provision for income taxes for the year ended December 31, 2017 is based in part on a reasonable estimate of the remeasurement of deferred tax assets and liabilities under the Tax Act. The Company recognized a provisional tax amount of $140 million, which is included as a component of provision for income taxes from continuing operations. The Company considers the accounting for the Tax Act’s expense related to the remeasurement of tax contingencies to be final and complete. The Company recorded a provisional tax amount of $136 million to remeasure certain deferred tax assets and liabilities as a result of the enactment of the Tax Act. The Company is still analyzing certain aspects of the Tax Act and is refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or give rise to new deferred tax amounts. In addition, further guidance from federal and state taxing authorities may change the provisional tax liability or the accounting treatment of the provisional tax liability.

Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at 21% as of December 31, 2017 and 35% as of December 31, 2016. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2017	2016
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$599	$1,144
Investment related	251	236
Other	29	13
Gross deferred income tax assets	879	1,393
Less: valuation allowance	11	8
Total deferred income tax assets	868	1,385

Deferred income tax liabilities
Deferred acquisition costs	431	695
Net unrealized gains on Available-for-Sale securities	150	251
Deferred sales inducement costs	62	113
Depreciation	13	23
Other	1	—
Gross deferred income tax liabilities	657	1,082
Net deferred income tax assets	$211	$303
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2018. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state deferred tax assets, primarily state net operating losses and therefore a valuation allowance of $11 million has been established.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2017	2016	2015
	(in millions)
Balance at January 1	$59	$95	$160
Additions based on tax positions related to the current year	5	6	11
Additions for tax positions of prior years	—	31	29
Reductions for tax positions of prior years	(50)	(68)	(105)
Settlements	—	(5)	—
Balance at December 31	$14	$59	$95
If recognized, approximately $5 million, $6 million and $9 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2017, 2016 and 2015, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $9 million to $10 million in the next 12 months due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of $1 million, a net decrease of $39 million, and a net increase of $1 million in interest and penalties for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had a payable of $1 million and $2 million, respectively, related to accrued interest and penalties.
The Company or one or more of its subsidiaries files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the third quarter of 2017, the Company received final cash settlements for resolution of the 2006 and 2011 audits. The IRS has completed its examination of the 2008 through 2010 tax returns, and these years are effectively settled; however, the statutes of limitation, remain open for certain carryover adjustments. The IRS is currently auditing the Company’s U.S. income tax returns for 2012 through 2015. The Company’s or certain of its subsidiaries’ state income tax returns are currently under examination by various jurisdictions for years ranging from 2011 through 2015.

20.	Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2017	2016
	(in millions)
Commercial mortgage loans	$31	$68
Residential mortgage loans	—	185
Affordable housing and other real estate partnerships	123	177
Total funding commitments	$154	$430
The decrease in residential mortgage loan funding commitments as of December 31, 2017 compared to the prior year is primarily due to the sale of loans. See Note 6 for additional information.
Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2017, these guarantees range from 1% to 5%.
Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of December 31, 2017 and 2016, the estimated liability was $14 million and $16 million, respectively, and the related premium tax asset was $12 million and $14 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2017.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the Board of Directors of Ameriprise Financial, Inc. (“Ameriprise Financial”) has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2017 and 2016.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2017 and 2016 and other fees billed for other services rendered by PwC during those periods.

	2017	2016
	(in thousands)
Audit fees (1)	$2,394	$2,410
Audit-related fees (2)	17	20
Tax fees(3)	—	7
All other fees	—	—
Total	$2,411	$2,437
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
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services. In 2017 and 2016, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)	Consolidated Financial Statements and Financial Statement Schedules The information required herein has been provided in Item 8.
(3)	Exhibit Index The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference.

Exhibit	Description

3.1	Certificate of Incorporation of IDS Life Insurance Company filed as Exhibit 3.1 to Post-Effective Amendment No. 5 to Registration Statement No. 33-28976 is incorporated by reference.
3.1.1	Certificate of Amendment of Certificate of Incorporation of IDS Life Insurance Company dated June 22, 2006, filed as Exhibit 3.1 to Form 8-K filed on Jan. 5, 2007 is incorporated by reference.
3.2
Amended and Restated By-Laws of RiverSource Life Insurance Company dated June 22, 2006, filed as Exhibit 27(f)(2) to Post-Effective Amendment No. 28 to Registration Statement No. 333-69777, is incorporated by reference.

4.1	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-92297.
4.2	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-139763.
4.3	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-73958.
4.4	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-139759.
4.5	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-74865.
4.6	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-139760.
4.7	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-82149.
4.8	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-139761.
4.9	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-85567.
4.10	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-139762.
4.11	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 33-47302.
4.12	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-79311.
4.13	Instruments defining the rights of security holders are incorporated by reference to Registration Statement No. 333-114888.
10.1
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

Exhibit	Description

10.5
Federal Income Tax Sharing Agreement between or among Ameriprise Financial, Inc. and certain subsidiaries, including RiverSource Life Insurance Company and RiverSource Life Insurance Co. of New York effective December 1, 2010, filed as Exhibit 10.5 to Form 10-K filed on February 23, 2011, is incorporated by reference.

10.6
Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective January 1, 2016, filed as Exhibit 10.6 to Form 10-K on February 23, 2017, is incorporated by reference.

10.7*	Amendment No. 1 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective October 15, 2017.
10.8
Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2011, filed as Exhibit 10.7 to Form 10-K filed on February 23, 2011, is incorporated by reference.

10.9
Services Agreement by and between Columbia Management Investment Distributors, Inc. and RiverSource Life Insurance Company effective September 1, 2012, filed as Exhibit 10.1 to Form 10-Q filed on November 2, 2015, is incorporated by reference.

10.10
Amendment No. 1 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective October 1, 2014, filed as Exhibit 10.1 to Form 10-Q filed on November 3, 2014, is incorporated by reference.

10.11
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

10.13
Fund Accounting Service Agreement by and between Columbia Management Investment Advisers, LLC and RiverSource Life Insurance Company effective February 1, 2011, filed as Exhibit 10.3 to Form 10-Q filed on August 3, 2015, is incorporated by reference.

10.14
Amendment No. 2 to the Amended and Restated Management, Service & Marketing Support Agreement by and between Columbia Management Investments Advisers, LLC, Columbia Management Investment Services Corp. and RiverSource Life Insurance Company effective January 1, 2017, filed as Exhibit 10.1 to Form 10-Q filed on May 3, 2017, is incorporated by reference.

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

101*
The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewith.
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date: February 22, 2018	By	/s/ John R. Woerner
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

Date: February 22, 2018	By	/s/ John R. Woerner
John R. Woerner, Director, Chairman and President (Principal Executive Officer)

Date: February 22, 2018	By	/s/ Brian J. McGrane
Brian J. McGrane, Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 22, 2018	By	/s/ Gumer C. Alvero
Gumer C. Alvero Director

Date: February 22, 2018	By	/s/ David K. Stewart
David K. Stewart, Senior Vice President and Controller (Principal Accounting Officer)

Date: February 22, 2018	By	/s/ Steve M. Gathje
Steve M. Gathje Director

Date: February 22, 2018	By	/s/ Jeninne C. McGee
Jeninne C. McGee Director

Date: February 22, 2018	By	/s/ Colin J. Lundgren
Colin J. Lundgren Director