Form 10-Q
period 2018-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2018-05-02
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2018
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2018, $20,610; 2017, $20,764)	$21,505	$22,155
Mortgage loans, at amortized cost (less allowance for loan losses: 2018 and 2017, $16)	2,586	2,619
Policy loans	843	845
Other investments	893	900
Total investments	25,827	26,519
Cash and cash equivalents	959	1,062
Reinsurance recoverables	2,912	2,876
Other receivables	216	207
Accrued investment income	211	219
Deferred acquisition costs	2,682	2,639
Other assets	3,949	4,358
Separate account assets	80,840	82,560
Total assets	$117,596	$120,440

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$28,652	$29,178
Short-term borrowings	201	200
Other liabilities	4,214	4,674
Separate account liabilities	80,840	82,560
Total liabilities	113,907	116,612

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	982	903
Accumulated other comprehensive income, net of tax	238	456
Total shareholder’s equity	3,689	3,828
Total liabilities and shareholder’s equity	$117,596	$120,440
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2018	2017 (1)
	(in millions)
Revenues
Premiums	$95	$99
Net investment income	258	271
Policy and contract charges	510	487
Other revenues	104	96
Net realized investment gains (losses)	5	17
Total revenues	972	970
Benefits and expenses
Benefits, claims, losses and settlement expenses	281	322
Interest credited to fixed accounts	141	162
Amortization of deferred acquisition costs	75	57
Other insurance and operating expenses	171	177
Total benefits and expenses	668	718
Pretax income (loss)	304	252
Income tax provision (benefit)	25	17
Net income	$279	$235

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—
Net impairment losses recognized in net realized investment gains (losses)	$—	$—
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income	$279	$235
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(219)	(3)
Net unrealized gains (losses) on derivatives	1	1
Other	—	(1)
Total other comprehensive income (loss), net of tax	(218)	(3)
Total comprehensive income	$61	$232
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(in millions)
Balances at January 1, 2017	$3	$2,466	$862	$457	$3,788
Comprehensive income:
Net income	—	—	235	—	235
Other comprehensive income (loss), net of tax	—	—	—	(3)	(3)
Total comprehensive income					232
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at March 31, 2017	$3	$2,466	$797	$454	$3,720

Balances at January 1, 2018	$3	$2,466	$903	$456	$3,828
Comprehensive income:
Net income	—	—	279	—	279
Other comprehensive income (loss), net of tax	—	—	—	(218)	(218)
Total comprehensive income					61
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2018	$3	$2,466	$982	$238	$3,689
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$279	$235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	12	13
Deferred income tax (benefit) expense	70	(13)
Contractholder and policyholder charges, non-cash	(91)	(90)
Loss from equity method investments	11	13
Net realized investment (gains) losses	(5)	(17)
Changes in operating assets and liabilities:
Deferred acquisition costs	12	3
Policyholder account balances, future policy benefits and claims, net	(219)	(352)
Derivatives, net of collateral	30	280
Reinsurance recoverables	(27)	(19)
Other receivables	4	36
Accrued investment income	8	11
Other, net	(92)	(73)
Net cash provided by (used in) operating activities	(8)	27

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	16	11
Maturities, sinking fund payments and calls	676	707
Purchases	(485)	(409)
Proceeds from sales, maturities and repayments of mortgage loans	72	115
Funding of mortgage loans	(39)	(103)
Proceeds from sales and collections of other investments	19	57
Purchase of other investments	(45)	(45)
Purchase of land, buildings, equipment and software	(2)	(1)
Change in policy loans, net	2	—
Advance on line of credit to Ameriprise Financial, Inc.	(24)	—
Repayment from Ameriprise Financial, Inc. on line of credit	24	—
Other, net	(9)	23
Net cash provided by (used in) investing activities	205	355
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$444	$502
Net transfers from (to) separate accounts	(28)	(23)
Surrenders and other benefits	(501)	(507)
Proceeds from line of credit with Ameriprise Financial, Inc.	—	5
Payments on line of credit with Ameriprise Financial, Inc.	—	(5)
Cash received for purchased options with deferred premiums	24	—
Cash paid for purchased options with deferred premiums	(39)	(51)
Cash dividends to Ameriprise Financial, Inc.	(200)	(300)
Net cash provided by (used in) financing activities	(300)	(379)
Net increase (decrease) in cash and cash equivalents	(103)	3
Cash and cash equivalents at beginning of period	1,062	323
Cash and cash equivalents at end of period	$959	$326

Supplemental Disclosures:
Income taxes paid (received), net	$38	$104
Interest paid on borrowings	1	—
Non-cash investing activity:
Partnership commitments not yet remitted	—	9
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
The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for fair statement of the consolidated financial position and results of operations for the interim periods have been made. Except for the out-of-period correction described below and the prior period adjustments for the retrospective adoption of the new revenue recognition accounting standard, all adjustments made were of a normal recurring nature.
In the first quarter of 2017, the Company recorded a $20 million decrease to income tax provision related to an out-of-period correction for a reversal of a tax reserve.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018 (“2017 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. See Note 2 and Note 3 for further information on the new accounting standard and the Company’s revenue from contracts with customers. The impact to the consolidated statements of income for the three months ended March 31, 2017 was a $4 million increase to policy and contract charges and a $4 million decrease to other revenues.
2. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted for interim and annual periods beginning after December 15, 2016. The standard may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The adoption of the standard resulted in the reclassification of certain revenues within total revenues. See Note 3 for new disclosures on revenue from contracts with customers.
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of these financial instruments. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated financial condition or results of operations.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB updated the accounting standards related to the recognition of income tax impacts on intra-entity transfers. The update requires entities to recognize the income tax consequences of intra-entity transfers, other than inventory, upon the transfer of the asset. The update requires the selling entity to recognize a current tax expense or benefit and the purchasing entity to recognize a deferred tax asset or liability when the transfer occurs. The standard is effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018. The adoption of the standard did not have an impact on the Company’s consolidated financial condition or results of operations.
Future Adoption of New Accounting Standards
Income Statement – Reporting Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in other comprehensive income (“OCI”). The update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. The Company is currently evaluating whether it will elect to reclassify the stranded tax effects and the potential impact to the consolidated financial condition.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
3. Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new accounting standard for revenue from contracts with customers on a retrospective basis.
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income. Revenues related to manufacturing of insurance and annuity products or financial instruments are not in the scope of this standard and are included in the table below under the heading Revenue from other sources. See Note 2 for additional information on the adoption of the new accounting standard.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Policy and contract charges
Affiliated	$43	$40
Unaffiliated	4	4
Total	47	44

Other revenues
Administrative fees
Affiliated	11	10
Unaffiliated	5	5
	16	15
Other fees
Affiliated	86	79
Unaffiliated	1	1
	87	80
Total	103	95
Total revenue from contracts with customers	150	139
Revenue from other sources (1)	822	831
Total revenues	$972	$970
(1) Revenues not included in the scope of the revenue from contracts with customers standard.
The following discussion describes the nature, timing, and uncertainty of revenues and cash flows arising from the Company’s contracts with customers.
Policy and contract charges
The Company earns revenue for providing distribution-related services to mutual funds that are available as underlying investments in its variable annuity and variable life insurance products. The performance obligation is satisfied at the time the mutual fund is distributed. Revenue is recognized over the time the mutual fund is held in the variable product and is generally earned based on a fixed rate applied, as a percentage, to the net asset value of the fund. The revenue is not recognized at the time of sale because it is variably constrained due to factors outside the Company’s control, including market volatility and how long the fund(s) remain in the insurance policy or annuity contract. The revenue will not be recognized until it is probable that a significant reversal will not occur. These fees are accrued and collected on a monthly basis.
Other revenues
Administrative fees
The Company earns revenue for providing customer support, contract servicing and administrative services for affiliated and unaffiliated mutual funds. The transfer agent and administration revenue is earned daily based on a fixed rate applied, as a percentage,

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

to assets under management. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.
Other fees
The Company earns revenue for providing affiliated and unaffiliated partners an opportunity to educate the financial advisors of its affiliate, Ameriprise Financial Services, Inc., that sell the Company's products as well as product and marketing personnel to support the offer, sale and servicing of funds within the Company's variable annuity and life products. These payments allow the parties to train and support the advisors, explain the features of their products, and distribute marketing and educational materials. The affiliated revenue is earned based on a rate, updated at least annually, which is applied, as a percentage, to the market value of assets invested. The unaffiliated revenue is earned based on a fixed rate applied, as a percentage, to the market value of assets invested. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $54 million as of both March 31, 2018 and December 31, 2017.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $397 million and $408 million as of March 31, 2018 and December 31, 2017, respectively. The Company had an $80 million and a $97 million liability recorded as of March 31, 2018 and December 31, 2017, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,004	$851	$(80)	$12,775	$—
Residential mortgage backed securities	2,895	34	(49)	2,880	—
Commercial mortgage backed securities	3,611	23	(92)	3,542	—
State and municipal obligations	1,114	184	(7)	1,291	—
Asset backed securities	711	26	(4)	733	—
Foreign government bonds and obligations	274	14	(5)	283	—
U.S. government and agency obligations	1	—	—	1	—
Total	$20,610	$1,132	$(237)	$21,505	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,133	$1,125	$(25)	$13,233	$—
Residential mortgage backed securities	2,979	54	(22)	3,011	—
Commercial mortgage backed securities	3,554	47	(32)	3,569	—
State and municipal obligations	1,114	209	(9)	1,314	—
Asset backed securities	700	30	(2)	728	—
Foreign government bonds and obligations	283	20	(4)	299	—
U.S. government and agency obligations	1	—	—	1	—
Total fixed maturities	20,764	1,485	(94)	22,155	—
Common stocks	1	—	(1)	—	—
Total	$20,765	$1,485	$(95)	$22,155	$—

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2018 and December 31, 2017, investment securities with a fair value of $1.5 billion and $1.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $627 million and $711 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of March 31, 2018 and December 31, 2017, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2018 and December 31, 2017, approximately $863 million and $906 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,315	$6,229	29%	$6,259	$6,303	28%
AA	1,003	1,163	6	1,090	1,285	6
A	3,205	3,504	16	3,443	3,902	18
BBB	8,966	9,487	44	8,796	9,465	43
Below investment grade	1,121	1,122	5	1,176	1,200	5
Total fixed maturities	$20,610	$21,505	100%	$20,764	$22,155	100%
As of March 31, 2018 and December 31, 2017, approximately 34% and 35%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. No holdings of any other issuer were greater than 10% of total equity.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	211	$3,106	$(49)	38	$346	$(31)	249	$3,452	$(80)
Residential mortgage backed securities	65	1,138	(18)	38	613	(31)	103	1,751	(49)
Commercial mortgage backed securities	107	1,932	(56)	41	628	(36)	148	2,560	(92)
State and municipal obligations	28	78	(1)	8	141	(6)	36	219	(7)
Asset backed securities	19	173	(2)	11	73	(2)	30	246	(4)
Foreign government bonds and obligations	13	46	(1)	12	19	(4)	25	65	(5)
Total	443	$6,473	$(127)	148	$1,820	$(110)	591	$8,293	$(237)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	82	$834	$(5)	39	$360	$(20)	121	$1,194	$(25)
Residential mortgage backed securities	36	546	(4)	41	657	(18)	77	1,203	(22)
Commercial mortgage backed securities	56	994	(10)	42	663	(22)	98	1,657	(32)
State and municipal obligations	19	35	—	8	138	(9)	27	173	(9)
Asset backed securities	15	116	—	12	76	(2)	27	192	(2)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common stocks	—	—	—	3	1	(1)	3	1	(1)
Total	211	$2,531	$(19)	160	$1,918	$(76)	371	$4,449	$(95)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a rise in interest rates as well as widening credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Beginning balance	$—	$21
Reductions for securities sold during the period (realized)	—	—
Ending balance	$—	$21

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Gross realized investment gains	$5	$17
Gross realized investment losses	—	—
Total	$5	$17
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2018 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,458	$1,478
Due after one year through five years	5,110	5,206
Due after five years through 10 years	3,096	3,120
Due after 10 years	3,729	4,546
	13,393	14,350
Residential mortgage backed securities	2,895	2,880
Commercial mortgage backed securities	3,611	3,542
Asset backed securities	711	733
Total	$20,610	$21,505
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Fixed maturities	$229	$242
Mortgage loans	30	35
Other investments	5	—
	264	277
Less: investment expenses	6	6
Total	$258	$271

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2018	2017
	(in millions)
Beginning balance	$22	$25
Provisions	—	—
Ending balance	$22	$25

Individually evaluated for impairment	$—	$2
Collectively evaluated for impairment	22	23
The recorded investment in financing receivables by impairment method was as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Individually evaluated for impairment	$17	$17
Collectively evaluated for impairment	2,987	3,015
Total	$3,004	$3,032
As of both March 31, 2018 and December 31, 2017, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million.
During the three months ended March 31, 2018 and 2017, the Company purchased $25 million and $54 million, respectively, of syndicated loans and sold $3 million and nil, respectively, of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $5 million as of both March 31, 2018 and December 31, 2017. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both March 31, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
South Atlantic	$717	$735	28%	28%
Pacific	761	771	29	29
Mountain	238	242	9	9
West North Central	220	223	8	8
East North Central	207	209	8	8
Middle Atlantic	176	179	7	7
West South Central	135	125	5	5
New England	65	67	3	3
East South Central	83	84	3	3
	2,602	2,635	100%	100%
Less: allowance for loan losses	16	16
Total	$2,586	$2,619
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Retail	$887	$893	34%	34%
Office	448	470	17	18
Apartments	538	536	21	20
Industrial	447	451	17	17
Mixed use	38	38	1	1
Hotel	39	39	2	2
Other	205	208	8	8
	2,602	2,635	100%	100%
Less: allowance for loan losses	16	16
Total	$2,586	$2,619
Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2018 and December 31, 2017 was $402 million and $397 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both March 31, 2018 and December 31, 2017 were $5 million.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of March 31, 2018 and December 31, 2017. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months ended March 31, 2018 and 2017. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in deferred acquisition costs (“DAC”) were as follows:

	2018	2017
	(in millions)
Balance at January 1	$2,639	$2,611
Capitalization of acquisition costs	63	54
Amortization	(75)	(57)
Impact of change in net unrealized securities (gains) losses	55	—
Balance at March 31	$2,682	$2,608
The balances of and changes in deferred sales inducement costs (“DSIC”), which is included in other assets, were as follows:

	2018	2017
	(in millions)
Balance at January 1	$273	$301
Capitalization of sales inducement costs	1	2
Amortization	(11)	(10)
Impact of change in net unrealized securities (gains) losses	9	—
Balance at March 31	$272	$293
8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2018		December 31, 2017
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,765		$9,934
Variable annuity fixed sub-accounts	5,139		5,166
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,041		3,047
Indexed universal life (“IUL”) insurance	1,469		1,384
Other life insurance	709		720
Total policyholder account balances	20,123		20,251

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	202		463
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(76)	(2)	(80)	(2)
Other annuity liabilities	31		78
Fixed annuity life contingent liabilities	1,473		1,484
Life and disability income insurance	1,217		1,221
Long term care insurance	4,860		4,896
VUL/UL and other life insurance additional liabilities	646		688
Total future policy benefits	8,353		8,750
Policy claims and other policyholders’ funds	176		177
Total policyholder account balances, future policy benefits and claims	$28,652		$29,178

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both March 31, 2018 and December 31, 2017 reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Separate account liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Variable annuity	$73,592	$75,174
VUL insurance	7,215	7,352
Other insurance	33	34
Total	$80,840	$82,560
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2018				December 31, 2017
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,402	$58,458	$30	66	$61,418	$59,461	$9	66
Five/six-year reset	8,603	5,890	18	66	8,870	6,149	12	66
One-year ratchet	6,330	5,970	43	69	6,548	6,187	11	69
Five-year ratchet	1,507	1,451	2	65	1,563	1,506	1	65
Other	1,088	1,066	64	72	1,099	1,075	50	72
Total — GMDB	$77,930	$72,835	$157	66	$79,498	$74,378	$83	66

GGU death benefit	$1,093	$1,041	$126	70	$1,118	$1,067	$133	70

GMIB	$219	$202	$8	69	$233	$216	$7	69

GMWB:
GMWB	$2,386	$2,378	$1	71	$2,508	$2,500	$1	71
GMWB for life	43,837	43,729	194	67	44,375	44,259	129	67
Total — GMWB	$46,223	$46,107	$195	67	$46,883	$46,759	$130	67

GMAB	$2,914	$2,911	$2	59	$3,086	$3,083	$—	59

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2018		December 31, 2017
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,464	65	$6,460	65
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	1	—	(380)	(29)	23
Paid claims	(1)	(1)	—	—	(8)
Balance at March 31, 2017	$16	$7	$637	$(53)	$449

Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	1	—	(261)	4	26
Paid claims	(1)	—	—	—	(7)
Balance at March 31, 2018	$17	$6	$202	$(76)	$508

(1)	The incurred claims for GMWB and GMAB represent the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2018	December 31, 2017
	(in millions)
Mutual funds:
Equity	$44,619	$46,038
Bond	22,867	23,529
Other	5,631	5,109
Total mutual funds	$73,117	$74,676
10. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of March 31, 2018 and December 31, 2017, the Company has pledged $45 million and $43 million, respectively, of agency residential mortgage backed securities and $7 million and $8 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both March 31, 2018 and December 31, 2017 was $50 million. The remaining maturity of outstanding repurchase agreements was less than two months as of March 31, 2018 and less than one month as of December 31, 2017. The weighted average annualized interest rate on repurchase agreements held as of March 31, 2018 and December 31, 2017 was 1.7% and 1.4%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $732 million and $750 million as of March 31, 2018 and December 31, 2017, respectively. The amount of the Company’s liability including accrued interest as of March 31, 2018 and December 31, 2017 was $151 million and $150 million, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of March 31, 2018 and less than four months as of December 31, 2017. The weighted average annualized interest rate on outstanding borrowings as of March 31, 2018 and December 31, 2017 was 1.7% and 1.5%, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$11,747	$1,028	$12,775
Residential mortgage backed securities	—	2,796	84	2,880
Commercial mortgage backed securities	—	3,542	—	3,542
State and municipal obligations	—	1,291	—	1,291
Asset backed securities	—	733	—	733
Foreign government bonds and obligations	—	283	—	283
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,392	1,112	21,505
Cash equivalents	—	880	—	880
Other assets:
Interest rate derivative contracts	1	803	—	804
Equity derivative contracts	106	2,162	—	2,268
Foreign exchange derivative contracts	—	33	—	33
Total other assets	107	2,998	—	3,105
Separate account assets at net asset value (“NAV”)				80,840	(1)
Total assets at fair value	$108	$24,270	$1,112	$106,330

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$4	$3	$7
IUL embedded derivatives	—	—	585	585
GMWB and GMAB embedded derivatives	—	—	(329)	(329)	(2)
Total policyholder account balances, future policy benefits and claims	—	4	259	263	(3)
Other liabilities:
Interest rate derivative contracts	—	511	—	511
Equity derivative contracts	74	2,501	—	2,575
Foreign exchange derivative contracts	—	22	—	22
Credit derivative contracts	—	2	—	2
Total other liabilities	74	3,036	—	3,110
Total liabilities at fair value	$74	$3,040	$259	$3,373

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,161	$1,072	$13,233
Residential mortgage backed securities	—	2,924	87	3,011
Commercial mortgage backed securities	—	3,569	—	3,569
State and municipal obligations	—	1,314	—	1,314
Asset backed securities	—	728	—	728
Foreign government bonds and obligations	—	299	—	299
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,995	1,159	22,155
Cash equivalents	—	1,030	—	1,030
Other assets:
Interest rate derivative contracts	—	1,081	—	1,081
Equity derivative contracts	62	2,305	—	2,367
Foreign exchange derivative contracts	1	34	—	35
Total other assets	63	3,420	—	3,483
Separate account assets at NAV				82,560	(1)
Total assets at fair value	$64	$25,445	$1,159	$109,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(4)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(5)
Other liabilities:
Interest rate derivative contracts	1	414	—	415
Equity derivative contracts	5	2,666	—	2,671
Foreign exchange derivative contracts	—	23	—	23
Credit derivative contracts	—	2	—	2
Total other liabilities	6	3,105	—	3,111
Total liabilities at fair value	$6	$3,110	$552	$3,668

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $309 million of individual contracts in a liability position and $638 million of individual contracts in an asset position as of March 31, 2018.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(432) million cumulative increase (decrease) to the embedded derivatives as of March 31, 2018.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position as of December 31, 2017.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(399) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2017.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,072	$87	$1,159
Total gains (losses) included in:
Other comprehensive income	(15)	(1)	(16)
Settlements	(29)	(2)	(31)
Balance, March 31, 2018	$1,028	$84	$1,112

Changes in unrealized gains (losses) relating to assets held at March 31, 2018	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552
Total (gains) losses included in:
Net income	—	(25)	(1)	(356)	(2)	(381)
Issues	3	20		83		106
Settlements	—	(11)		(7)		(18)
Balance, March 31, 2018	$3	$585		$(329)		$259

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2018	$—	$(25)	(1)	$(348)	(2)	$(373)

	Available-for-Sale Securities: Fixed Maturities				Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2017	$1,157	$115	$13	$1,285	$—
Purchases	50	67	49	166	—
Settlements	(22)	(2)	(13)	(37)	—
Transfers into Level 3	—	—	—	—	4
Transfers out of Level 3	—	(23)	—	(23)	—
Balance, March 31, 2017	$1,185	$157	$49	$1,391	$4

Changes in unrealized gains (losses) relating to assets held at March 31, 2017	$—	$—	$—	$—	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078
Total (gains) losses included in:
Net income	19	(1)	(499)	(2)	(480)
Issues	22		77		99
Settlements	(12)		(4)		(16)
Balance, March 31, 2017	$493		$188		$681

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2017	$19	(1)	$(484)	(2)	$(465)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $33 million and $(45) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended March 31, 2018 and 2017, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,026	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	-	2.2%	1.1%
IUL embedded derivatives	$585	Discounted cash flow	Nonperformance risk (1)	88 bps
Indexed annuity embedded derivatives	$3	Discounted cash flow	Surrender rate	0.0%	-	50.0%
			Nonperformance risk (1)	88 bps
GMWB and GMAB embedded derivatives	$(329)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	42.0%
			Surrender rate	0.1%	-	74.7%
			Market volatility (3)	4.0%	-	16.2%
			Nonperformance risk (1)	88 bps

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,070	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	-	2.3%	1.1%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk (1)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	42.0%
			Surrender rate	0.1%	-	74.7%
			Market volatility (3)	3.7%	-	16.1%
			Nonperformance risk (1)	71 bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the indexed annuity embedded derivatives in isolation would result in a significantly lower (higher) liability value.
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
Available-for-Sale Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities primarily include U.S. Treasuries. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, state and municipal obligations, asset backed securities and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds and non-agency residential

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

mortgage backed securities. The fair value of corporate bonds and non-agency residential mortgage backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of March 31, 2018 and December 31, 2017. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its indexed annuity and IUL products. Significant inputs to the equity indexed annuity calculation include observable interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of fixed index annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed index annuity and IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

March 31, 2018 and December 31, 2017. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $157 million and $166 million as of March 31, 2018 and December 31, 2017, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,586	$—	$—	$2,563	$2,563
Policy loans	843	—	—	798	798
Other investments	412	—	374	41	415

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,074	$—	$—	$10,295	$10,295
Short-term borrowings	201	—	201	—	201
Other liabilities	103	—	—	100	100
Separate account liabilities at NAV	356				356	(1)

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,619	$—	$—	$2,616	$2,616
Policy loans	845	—	—	801	801
Other investments	408	—	373	36	409

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Short-term borrowings	200	—	200	—	200
Other liabilities	123	—	—	119	119
Separate account liabilities at NAV	369				369	(1)

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

See Note 6 for additional information on mortgage loans and policy loans. Other investments include syndicated loans and the Company’s membership in the FHLB. See Note 6 for additional information on syndicated loans.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Policyholder account balances, future policy benefit and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 8 for additional information on these liabilities. Short-term borrowings include include repurchase agreement and FHLB borrowings. See Note 10 for further information on short-term borrowings. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities relate to investment contracts.

12.	Regulatory Requirements
Insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life Insurance Company received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2018, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. As of March 31, 2017 and December 31, 2017, application of this permitted practice resulted in an increase (decrease) to RiverSource Life Insurance Company’s statutory surplus of approximately $214 million and $(3) million, respectively.
13. Offsetting Assets and Liabilities
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,037	$—	$3,037	$(2,566)	$(413)	$(15)	$43
OTC cleared	24	—	24	(17)	—	—	7
Exchange-traded	44	—	44	(2)	—	—	42
Total derivatives	$3,105	$—	$3,105	$(2,585)	$(413)	$(15)	$92

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,440	$—	$3,440	$(2,599)	$(736)	$(88)	$17
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	$3,483	$—	$3,483	$(2,615)	$(736)	$(88)	$44

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,085	$—	$3,085	$(2,566)	$(4)	$(512)	$3
OTC cleared	17	—	17	(17)	—	—	—
Exchange-traded	8	—	8	(2)	—	—	6
Total derivatives	3,110	—	3,110	(2,585)	(4)	(512)	9
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,160	$—	$3,160	$(2,585)	$(4)	$(562)	$9

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,095	$—	$3,095	$(2,599)	$(1)	$(492)	$3
OTC cleared	15	—	15	(15)	—	—	—
Exchange-traded	1	—	1	(1)	—	—	—
Total derivatives	3,111	—	3,111	(2,615)	(1)	(492)	3
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,161	$—	$3,161	$(2,615)	$(1)	$(542)	$3

(1)
Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

In the tables above, the amount of assets or liabilities presented are offset first by financial instruments that have the right of offset under master netting or similar arrangements, then any remaining amount is reduced by the amount of cash and securities collateral. The actual collateral may be greater than amounts presented in the tables.
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Repurchase agreements are reflected in short-term borrowings. See Note 14 for additional disclosures related to the Company’s derivative instruments and Note 10 for additional disclosures related to the Company’s repurchase agreements.
14. Derivatives and Hedging Activities
Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.
The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 13 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$62,596	$804	$511	$64,790	$1,081	$415
Equity contracts	55,597	2,268	2,575	56,649	2,367	2,671
Credit contracts	853	—	2	715	—	2
Foreign exchange contracts	4,188	33	22	3,996	35	23
Other contracts	—	—	—	450	—	—
Total non-designated hedges	123,234	3,105	3,110	126,600	3,483	3,111

Embedded derivatives
GMWB and GMAB (3)	N/A	—	(329)	N/A	—	(49)
IUL	N/A	—	585	N/A	—	601
Indexed annuities	N/A	—	7	N/A	—	5
Total embedded derivatives	N/A	—	263	N/A	—	557
Total derivatives	$123,234	$3,105	$3,373	$126,600	$3,483	$3,668
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2018 included $309 million of individual contracts in a liability position and $638 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2018 and December 31, 2017, investment securities with a fair value of $15 million and $89 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $15 million and $89 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2018 and December 31, 2017, the Company had sold, pledged, or rehypothecated nil of these securities. In addition, as of March 31, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2018
Interest rate contracts	$—	$(399)
Equity contracts	(8)	26
Credit contracts	—	12
Foreign exchange contracts	—	2
GMWB and GMAB embedded derivatives	—	280
IUL embedded derivatives	36	—
Total gain (loss)	$28	$(79)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2017
Interest rate contracts	$—	$(82)
Equity contracts	19	(431)
Credit contracts	—	(8)
Foreign exchange contracts	—	(24)
GMWB and GMAB embedded derivatives	—	426
IUL embedded derivatives	(7)	—
Total gain (loss)	$12	$(119)
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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2018:

	Premiums Payable	Premiums Receivable
	(in millions)
2018 (1)	$180	$76
2019	279	172
2020	199	131
2021	169	119
2022	234	198
2023-2026	489	60
Total	$1,550	$756
(1) 2018 amounts represent the amounts payable and receivable for the period from April 1, 2018 to December 31, 2018.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company may use a combination of futures, options, swaps and swaptions. Certain of the macro hedge derivatives contain settlement provisions linked to both equity returns and interest rates. The Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates are shown in Other contracts in the tables above.
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
Cash Flow Hedges
During the three months ended March 31, 2018, the Company held no derivatives that were designated as cash flow hedges.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of March 31, 2018, the Company expects to reclassify $1 million of deferred losses on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the three months ended March 31, 2018 and 2017, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the three months ended March 31, 2018 and 2017, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 15 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is one year and relates to interest credited on forecasted fixed premium product sales.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 13 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2018 and December 31, 2017, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $277 million and $299 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2018 and December 31, 2017 was $275 million and $296 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2018 and December 31, 2017 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $2 million and $3 million, respectively.
15. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended March 31,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(490)	$104	$(386)	$38	$(13)	$25
Reclassification of net securities (gains) losses included in net income (2)	(5)	1	(4)	(17)	6	(11)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	216	(45)	171	(26)	9	(17)
Net unrealized securities gains (losses)	(279)	60	(219)	(5)	2	(3)
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	1	—	1	2	(1)	1
Net unrealized derivatives gains (losses)	1	—	1	2	(1)	1
Other	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(278)	$60	$(218)	$(4)	$1	$(3)
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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, January 1, 2018	$458		$(1)	$(1)	$456
OCI before reclassifications	(215)		—	—	(215)
Amounts reclassified from AOCI	(4)		1	—	(3)
Total OCI	(219)		1	—	(218)
Balance, March 31, 2018	$239	(1)	$—	$(1)	$238

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, January 1, 2017	$461		$(4)	$—	$457
OCI before reclassifications	8		—	(1)	7
Amounts reclassified from AOCI	(11)		1	—	(10)
Total OCI	(3)		1	(1)	(3)
Balance, March 31, 2017	$458	(1)	$(3)	$(1)	$454
(1) Includes nil and $1 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of March 31, 2018 and March 31, 2017, respectively.
16. Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The Company’s effective tax rate was 8.2% and 6.7% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the first quarter of 2018 is lower than the statutory rate as a result of tax preferred items including foreign tax credits, low income housing tax credits and the dividends received deduction. The effective tax rate for the first quarter of 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $20 million benefit related to an out-of-period correction for a reversal of a tax reserve.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2018.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $11 million as of both March 31, 2018 and December 31, 2017.
As of March 31, 2018 and December 31, 2017, the Company had $15 million and $14 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $5 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2018 and December 31, 2017, would affect the effective tax rate.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by $9 million to $10 million in the next 12 months primarily due to resolution of audits and statute expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil and a net increase of $1 million in interest and penalties for the three months ended March 31, 2018 and 2017, respectively. As of both March 31, 2018 and December 31, 2017, the Company had a payable of $1 million, related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the first quarter of 2018, the Company received cash settlements for final resolution of the 2008 through 2010 Internal Revenue Service (“IRS”) audits. Ameriprise Financial’s audits are resolved through 2011. Ameriprise Financial’s 2012 and 2013 tax returns are at IRS appeals due to an unagreed issue. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2014 and 2015. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2005 through 2015.
17. Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2018 and December 31, 2017, the estimated liability was $14 million, and the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

RIVERSOURCE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2018 (“2017 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
See Note 1 to the Consolidated Financial Statements for additional information.
A significant portion of the Company’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of the Company’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, as well as how financial advisors are able to discuss IRA rollovers and how financial advisors and affiliates can transact with retirement investors. The first phase of the regulations went into effect on June 9, 2017 and requires financial advisors to make recommendations related to assets held in IRAs and employer sponsored retirement plans in accordance with the following impartial conduct standards: recommendations must be in the best interest of the client, compensation paid for the recommendations must be reasonable and the financial advisor must not make any misleading statements. The Company’s affiliated selling firms adopted policies and procedures designed to comply with the impartial conduct standards and communicated those policies and procedures to their affiliated advisors and staff. The second phase of the regulation pertaining to a new “best interest contract exemption” would put into place a number of additional requirements including entering into a best interest contract with clients, enhanced disclosure of fees and conflicts of interest, limits on differential commissions within a product category, the adoption of policies and procedures to ensure the best interest standard is met, and findings related to platforms that are limited to products that pay third-party payments and/or include proprietary products. The second phase of the regulation is currently scheduled to become effective on July 1, 2019. However, on March 15, 2018 the United States Court of Appeals for the Fifth Circuit issued a decision vacating the Department’s regulations in its entirety. The Fifth Circuit’s decision would be effective as of the date the court files its mandate (currently scheduled for May 7, 2018). Recently, several interested parties have filed a request to intervene and to have the case reheard by the Fifth Circuit en banc. It is not clear whether the Fifth Circuit will grant either of these motions.
In addition, the SEC recently proposed its own fiduciary standard that would apply to recommendations made by financial advisors who work on a commission basis and would apply regardless of the type of account (IRA or non-qualified) an investor holds. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has issued its own fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, the Company continues to exert significant efforts to evaluate and prepare to comply with each rule.
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Estimates” in the Company’s 2017 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and 2017
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2018	2017
	(in millions)
Revenues
Premiums	$95	$99	$(4)	(4)%
Net investment income	258	271	(13)	(5)
Policy and contract charges	510	487	23	5
Other revenues	104	96	8	8
Net realized investment gains	5	17	(12)	(71)
Total revenues	972	970	2	—

Benefits and expenses
Benefits, claims, losses and settlement expenses	281	322	(41)	(13)
Interest credited to fixed accounts	141	162	(21)	(13)
Amortization of deferred acquisition costs	75	57	18	32
Other insurance and operating expenses	171	177	(6)	(3)
Total benefits and expenses	668	718	(50)	(7)
Pretax income	304	252	52	21
Income tax provision	25	17	8	47
Net income	$279	$235	$44	19%
NM Not Meaningful.
Overall
Net income increased $44 million or 19% to $279 million for the three months ended March 31, 2018 compared to $235 million for the prior year period. Pretax income increased $52 million or 21% to $304 million for the three months ended March 31, 2018 compared to $252 million for the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was an expense of $5 million for the three months ended March 31, 2018 compared to an expense of $36 million for the prior year period.

•
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $25 million for the three months ended March 31, 2018 compared to nil for the prior year period.

•
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance based on the Company’s view of bond and equity performance was a benefit of $6 million (nil for DAC, nil for DSIC and $6 million for insurance features in non-traditional long-duration contracts) for the three months ended March 31, 2018 compared to a benefit of $19 million ($9 million for DAC, $2 million for DSIC and $8 million for insurance features in non-traditional long-duration contracts) for the prior year period.

The Company’s variable annuity account balances increased 3% to $78.7 billion as of March 31, 2018 compared to the prior year period due to market appreciation, partially offset by net outflows of $3.7 billion. Variable annuity net outflows for the first quarter of 2018 were lower than the prior year period driven by a 20% increase in sales, as well as lower lapses.
The Company’s fixed deferred annuity account balances declined 7% to $9.1 billion as of March 31, 2018 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down.
Revenues
Net investment income decreased $13 million or 5% to $258 million for the three months ended March 31, 2018 compared to $271 million for the prior year period reflecting a decrease in investment income on fixed maturities primarily due to lower average invested assets and continued low interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY

Policy and contract charges increased $23 million or 5% to $510 million for the three months ended March 31, 2018 compared to $487 million for the prior year period due to higher average fee rates on variable annuities.
Net realized investment gains were $5 million for the three months ended March 31, 2018 compared to $17 million for the prior year period and are related to net realized gains on Available-for-Sale securities due to sales, calls and tenders.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $41 million or 13% to $281 million for the three months ended March 31, 2018 compared to $322 million for the prior year period primarily reflecting the following items:

•
A $78 million decrease in expense compared to the prior year period from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense. The favorable impact of the nonperformance credit spread was $13 million for the three months ended March 31, 2018 compared to an unfavorable impact of $65 million for the prior year period.

•
A $37 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $221 million change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $186 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $2 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2018 compared to a benefit in the prior year period.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the three months ended March 31, 2018 compared to an expense in the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

Interest credited to fixed accounts decreased $21 million or 13% to $141 million for the three months ended March 31, 2018 compared to $162 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was a benefit of $21 million for the three months ended March 31, 2018 compared to nil for the prior year period.
Amortization of DAC increased $18 million or 32% to $75 million for the three months ended March 31, 2018 compared to $57 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was an expense of $4 million for the three months ended March 31, 2018 compared to a benefit of $6 million for the prior year period.

•
The DAC offset to the market impact on indexed universal life benefits (net of hedges, unearned revenue amortization and the reinsurance accrual) was an expense of $9 million for the three months ended March 31, 2018 compared to an expense of $1 million for the prior year period.

•
The impact on DAC from actual versus expected market performance based on our view of bond and equity performance was nil for the three months ended March 31, 2018 compared to a benefit of $9 million for the prior year period reflecting favorable equity market returns.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $7 million.
Income Taxes
The Company’s effective tax rate was 8.2% for the three months ended March 31, 2018 compared to 6.7% for the prior year period. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
Market Risk
The Company’s primary market risk exposures are interest rate, equity price and credit risk. Equity price and interest rate fluctuations can have a significant impact on the Company’s results of operations, primarily due to the effects on asset-based fees and expenses, the “spread” income generated on its fixed deferred annuities, fixed insurance and the fixed portion of its variable annuities and variable insurance contracts, the value of DAC and DSIC assets, the value of liabilities for guaranteed benefits associated with its variable annuities and the value of derivatives held to hedge these benefits.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through March 31, 2020 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $3.1 billion and 5.3%, respectively, as of March 31, 2018. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.9 billion and had a weighted average yield of 3.3% as of March 31, 2018. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2018 was approximately 4.0%.
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
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. The Company assesses this residual risk under a range of scenarios in creating and executing the macro hedge program. As a means of economically hedging these risks, the Company may use a combination of futures, options, swaps and swaptions. Certain of the macro hedge derivatives used contain settlement provisions linked to both equity returns and interest rates; the remaining are interest rate contracts or equity contracts. The macro hedge program could result in additional earnings volatility as changes in the value of the macro hedge derivatives, which are designed to reduce statutory capital volatility, may not be closely aligned to changes in the variable annuity guarantee embedded derivatives.
To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, indexed annuities, indexed universal life insurance and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.

RIVERSOURCE LIFE INSURANCE COMPANY

The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2018:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(85)	$—	$(85)
DAC and DSIC amortization (1) (2)	(128)	—	(128)
Variable annuity riders:
GMDB and GMIB (2)	(30)	—	(30)
GMWB	(385)	227	(158)
GMAB	(20)	20	—
DAC and DSIC amortization (3)	N/A	N/A	(2)
Total variable annuity riders	(435)	247	(190)
Macro hedge program (4)	—	21	21
Indexed annuities	1	(1)	—
Indexed universal life insurance	59	(48)	11
Total	$(588)	$219	$(371)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(31)	$—	$(31)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	833	(679)	154
GMAB	16	(12)	4
DAC and DSIC amortization (3)	N/A	N/A	(22)
Total variable annuity riders	849	(691)	136
Macro hedge program (4)	—	(1)	(1)
Indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	90	—	90
Indexed universal life insurance	95	2	97
Total	$1,002	$(690)	$290
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
The above results compare to an estimated negative net impact to pretax income of $399 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $97 million related to a 100 basis point increase in interest rates as of December 31, 2017. The change in interest rate exposure was driven by variable annuity riders primarily due to changes in market rates.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2018. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $295 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2018 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial, Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $996 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both March 31, 2018 and December 31, 2017 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of March 31, 2018, the Company had estimated maximum borrowing capacity of $5.8 billion under the FHLB facility, of which $151 million was outstanding and is collateralized with commercial mortgage backed securities.
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

RIVERSOURCE LIFE INSURANCE COMPANY

Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Cash dividends paid to Ameriprise Financial	$200	$300
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	March 31, 2018	December 31, 2017	December 31, 2017
	(in millions)
RiverSource Life Insurance Company	$2,934	$2,451	$562
RiverSource Life Insurance Co. of NY	290	269	36
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.
Contractual Commitments
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2017 10-K.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor and other rules and exemptions pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts (as well as similar SEC, Certified Financial Planner Board and state fiduciary rules and standards);

•	the Company’s investment management performance and consumer acceptance of the Company’s products;

•	effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;

•
changes to the Company’s reputation that may arise from employee or Ameriprise Financial Services, Inc. advisor misconduct, legal or regulatory actions, cybersecurity incidents, improper management of conflicts of interest or otherwise;

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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, (such as the uncertain regulatory environment in the U.S. after the recent U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2017 10-K.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2018.
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

RIVERSOURCE LIFE INSURANCE COMPANY

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 17 to the Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.
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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 2, 2018	By:	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	May 2, 2018	By:	/s/ Brian J. McGrane
Brian J. McGrane
Executive Vice President and
Chief Financial Officer