Form 10-Q
period 2018-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2018-08-06
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2018, $20,888; 2017, $20,764)	$21,525	$22,155
Mortgage loans, at amortized cost (less allowance for loan losses: 2018 and 2017, $16)	2,553	2,619
Policy loans	851	845
Other investments	873	900
Total investments	25,802	26,519
Cash and cash equivalents	706	1,062
Reinsurance recoverables	2,923	2,876
Other receivables	259	207
Accrued investment income	214	219
Deferred acquisition costs	2,730	2,639
Other assets	3,744	4,358
Separate account assets	80,391	82,560
Total assets	$116,769	$120,440

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$28,513	$29,178
Short-term borrowings	201	200
Other liabilities	4,123	4,674
Separate account liabilities	80,391	82,560
Total liabilities	113,228	116,612

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	956	903
Accumulated other comprehensive income, net of tax	116	456
Total shareholder’s equity	3,541	3,828
Total liabilities and shareholder’s equity	$116,769	$120,440
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
	(in millions)
Revenues
Premiums	$100	$106	$195	$205
Net investment income	256	265	514	536
Policy and contract charges	493	492	1,003	979
Other revenues	105	101	209	197
Net realized investment gains (losses)	5	14	10	31
Total revenues	959	978	1,931	1,948
Benefits and expenses
Benefits, claims, losses and settlement expenses	373	362	654	684
Interest credited to fixed accounts	180	171	321	333
Amortization of deferred acquisition costs	47	53	122	110
Other insurance and operating expenses	173	174	344	351
Total benefits and expenses	773	760	1,441	1,478
Pretax income (loss)	186	218	490	470
Income tax provision (benefit)	12	20	37	37
Net income	$174	$198	$453	$433

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses recognized in net realized investment gains (losses)	$—	$—	$—	$—
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$174	$198	$453	$433
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(122)	39	(341)	36
Net unrealized gains (losses) on derivatives	—	1	1	2
Other	—	—	—	(1)
Total other comprehensive income (loss), net of tax	(122)	40	(340)	37
Total comprehensive income	$52	$238	$113	$470
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2017	$3	$2,466	$862	$457	$3,788
Comprehensive income:
Net income	—	—	433	—	433
Other comprehensive income (loss), net of tax	—	—	—	37	37
Total comprehensive income					470
Cash dividends to Ameriprise Financial, Inc.	—	—	(500)	—	(500)
Balances at June 30, 2017	$3	$2,466	$795	$494	$3,758

Balances at January 1, 2018	$3	$2,466	$903	$456	$3,828
Comprehensive income:
Net income	—	—	453	—	453
Other comprehensive income (loss), net of tax	—	—	—	(340)	(340)
Total comprehensive income					113
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2018	$3	$2,466	$956	$116	$3,541
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$453	$433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	22	25
Deferred income tax (benefit) expense	26	(23)
Contractholder and policyholder charges, non-cash	(183)	(179)
Loss from equity method investments	25	27
Net realized investment (gains) losses	(10)	(31)
Changes in operating assets and liabilities:
Deferred acquisition costs	(8)	(5)
Policyholder account balances, future policy benefits and claims, net	(240)	(204)
Derivatives, net of collateral	181	399
Reinsurance recoverables	(32)	(42)
Other receivables	6	45
Accrued investment income	5	8
Other, net	(19)	(179)
Net cash provided by (used in) operating activities	226	274

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	40	155
Maturities, sinking fund payments and calls	1,439	1,327
Purchases	(1,603)	(817)
Proceeds from sales, maturities and repayments of mortgage loans	153	237
Funding of mortgage loans	(87)	(233)
Proceeds from sales and collections of other investments	88	91
Purchase of other investments	(115)	(126)
Purchase of land, buildings, equipment and software	(4)	(4)
Change in policy loans, net	(6)	(6)
Advance on line of credit to Ameriprise Financial, Inc.	(65)	—
Repayment from Ameriprise Financial, Inc. on line of credit	65	—
Other, net	(37)	8
Net cash provided by (used in) investing activities	(132)	632
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$985	$1,042
Net transfers from (to) separate accounts	(59)	(71)
Surrenders and other benefits	(977)	(987)
Change in short-term borrowings, net	1	—
Proceeds from line of credit with Ameriprise Financial, Inc.	—	5
Payments on line of credit with Ameriprise Financial, Inc.	—	(5)
Cash received for purchased options with deferred premiums	119	39
Cash paid for purchased options with deferred premiums	(119)	(124)
Cash dividends to Ameriprise Financial, Inc.	(400)	(500)
Net cash provided by (used in) financing activities	(450)	(601)
Net increase (decrease) in cash and cash equivalents	(356)	305
Cash and cash equivalents at beginning of period	1,062	323
Cash and cash equivalents at end of period	$706	$628

Supplemental Disclosures:
Income taxes paid (received), net	$60	$270
Interest paid on borrowings	2	1
Non-cash investing activity:
Partnership commitments not yet remitted	—	9
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
On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. See Note 2 and Note 3 for further information on the new accounting standard and the Company’s revenue from contracts with customers. The impact to the consolidated statements of income for the three months and six months ended June 30, 2017 was an increase of $4 million and $8 million, respectively, to policy and contract charges, and a decrease of $4 million and $8 million, respectively, to other revenues.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Policy and contract charges
Affiliated	$43	$41	$86	$81
Unaffiliated	4	4	8	8
Total	47	45	94	89

Other revenues
Administrative fees
Affiliated	11	11	22	21
Unaffiliated	7	6	12	11
	18	17	34	32
Other fees
Affiliated	85	81	171	160
Unaffiliated	1	1	2	2
	86	82	173	162
Total	104	99	207	194
Total revenue from contracts with customers	151	144	301	283
Revenue from other sources (1)	808	834	1,630	1,665
Total revenues	$959	$978	$1,931	$1,948
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $54 million as of both June 30, 2018 and December 31, 2017.
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
A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $385 million and $408 million as of June 30, 2018 and December 31, 2017, respectively. The Company had a $66 million and a $97 million liability recorded as of June 30, 2018 and December 31, 2017, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,127	$690	$(127)	$12,690	$—
Residential mortgage backed securities	2,938	27	(53)	2,912	—
Commercial mortgage backed securities	3,738	18	(112)	3,644	—
State and municipal obligations	1,107	174	(4)	1,277	—
Asset backed securities	711	26	(4)	733	—
Foreign government bonds and obligations	266	10	(8)	268	—
U.S. government and agency obligations	1	—	—	1	—
Total	$20,888	$945	$(308)	$21,525	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,133	$1,125	$(25)	$13,233	$—
Residential mortgage backed securities	2,979	54	(22)	3,011	—
Commercial mortgage backed securities	3,554	47	(32)	3,569	—
State and municipal obligations	1,114	209	(9)	1,314	—
Asset backed securities	700	30	(2)	728	—
Foreign government bonds and obligations	283	20	(4)	299	—
U.S. government and agency obligations	1	—	—	1	—
Total fixed maturities	20,764	1,485	(94)	22,155	—
Common stocks	1	—	(1)	—	—
Total	$20,765	$1,485	$(95)	$22,155	$—

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of both June 30, 2018 and December 31, 2017, investment securities with a fair value of $1.6 billion were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $693 million and $711 million as of June 30, 2018 and December 31, 2017, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2018 and December 31, 2017, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2018 and December 31, 2017, approximately $853 million and $906 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,535	$6,408	30%	$6,259	$6,303	28%
AA	1,006	1,154	5	1,090	1,285	6
A	3,158	3,416	16	3,443	3,902	18
BBB	9,213	9,578	44	8,796	9,465	43
Below investment grade	976	969	5	1,176	1,200	5
Total fixed maturities	$20,888	$21,525	100%	$20,764	$22,155	100%
As of June 30, 2018 and December 31, 2017, approximately 34% and 35%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $457 million in AT&T, Inc., which were greater than 10% of total equity as of June 30, 2018. There were no other holdings of any other issuer greater than 10% of total equity as of June 30, 2018 and December 31, 2017.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	268	$4,324	$(94)	37	$360	$(33)	305	$4,684	$(127)
Residential mortgage backed securities	77	1,265	(23)	37	581	(30)	114	1,846	(53)
Commercial mortgage backed securities	114	2,048	(71)	42	666	(41)	156	2,714	(112)
State and municipal obligations	26	77	(2)	7	103	(2)	33	180	(4)
Asset backed securities	24	270	(3)	10	48	(1)	34	318	(4)
Foreign government bonds and obligations	15	48	(3)	13	16	(5)	28	64	(8)
Total	524	$8,032	$(196)	146	$1,774	$(112)	670	$9,806	$(308)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	82	$834	$(5)	39	$360	$(20)	121	$1,194	$(25)
Residential mortgage backed securities	36	546	(4)	41	657	(18)	77	1,203	(22)
Commercial mortgage backed securities	56	994	(10)	42	663	(22)	98	1,657	(32)
State and municipal obligations	19	35	—	8	138	(9)	27	173	(9)
Asset backed securities	15	116	—	12	76	(2)	27	192	(2)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common stocks	—	—	—	3	1	(1)	3	1	(1)
Total	211	$2,531	$(19)	160	$1,918	$(76)	371	$4,449	$(95)
As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to an increase in interest rates as well as widening credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Beginning balance	$—	$21	$—	$21
Reductions for securities sold during the period (realized)	—	(21)	—	(21)
Ending balance	$—	$—	$—	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Gross realized investment gains	$5	$16	$10	$33
Gross realized investment losses	—	(2)	—	(2)
Total	$5	$14	$10	$31
See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of June 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,324	$1,344
Due after one year through five years	4,996	5,041
Due after five years through 10 years	3,287	3,262
Due after 10 years	3,894	4,589
	13,501	14,236
Residential mortgage backed securities	2,938	2,912
Commercial mortgage backed securities	3,738	3,644
Asset backed securities	711	733
Total	$20,888	$21,525
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities	$230	$238	$459	$480
Mortgage loans	29	34	59	69
Other investments	3	—	8	—
	262	272	526	549
Less: investment expenses	6	7	12	13
Total	$256	$265	$514	$536

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
The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2018	2017
	(in millions)
Beginning balance	$22	$25
Charge-offs	(2)	—
Ending balance	$20	$25

Individually evaluated for impairment	$—	$2
Collectively evaluated for impairment	20	23
The recorded investment in financing receivables by impairment method was as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Individually evaluated for impairment	$13	$17
Collectively evaluated for impairment	2,952	3,015
Total	$2,965	$3,032
As of June 30, 2018 and December 31, 2017, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $13 million and $17 million, respectively.
During the three months ended June 30, 2018 and 2017, the Company purchased $63 million and $53 million, respectively, of syndicated loans and sold $27 million and $3 million, respectively, of syndicated loans.
During the six months ended June 30, 2018 and 2017, the Company purchased $88 million and $107 million, respectively, of syndicated loans and sold $30 million and $3 million, respectively, of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $2 million and $5 million as of June 30, 2018 and December 31, 2017, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both June 30, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
South Atlantic	$712	$735	28%	28%
Pacific	773	771	30	29
Mountain	232	242	9	9
West North Central	212	223	8	8
East North Central	199	209	8	8
Middle Atlantic	177	179	7	7
West South Central	128	125	5	5
New England	56	67	2	3
East South Central	80	84	3	3
	2,569	2,635	100%	100%
Less: allowance for loan losses	16	16
Total	$2,553	$2,619
Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Retail	$870	$893	34%	34%
Office	428	470	17	18
Apartments	543	536	21	20
Industrial	437	451	17	17
Mixed use	39	38	2	1
Hotel	38	39	1	2
Other	214	208	8	8
	2,569	2,635	100%	100%
Less: allowance for loan losses	16	16
Total	$2,553	$2,619
Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2018 and December 31, 2017 was $396 million and $397 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of June 30, 2018 and December 31, 2017 were $2 million and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of June 30, 2018 and December 31, 2017. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and six months ended June 30, 2018 and 2017. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in deferred acquisition costs (“DAC”) were as follows:

	2018	2017
	(in millions)
Balance at January 1	$2,639	$2,611
Capitalization of acquisition costs	130	115
Amortization	(122)	(110)
Impact of change in net unrealized securities (gains) losses	83	(15)
Balance at June 30	$2,730	$2,601
The balances of and changes in deferred sales inducement costs (“DSIC”), which is included in other assets, were as follows:

	2018	2017
	(in millions)
Balance at January 1	$273	$301
Capitalization of sales inducement costs	1	3
Amortization	(20)	(20)
Impact of change in net unrealized securities (gains) losses	14	—
Balance at June 30	$268	$284
8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2018		December 31, 2017
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,624		$9,934
Variable annuity fixed sub-accounts	5,130		5,166
Variable universal life (“VUL”)/universal life (“UL”) insurance	3,047		3,047
Indexed universal life (“IUL”) insurance	1,563		1,384
Other life insurance	698		720
Total policyholder account balances	20,062		20,251

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	128		463
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(75)	(2)	(80)	(2)
Other annuity liabilities	26		78
Fixed annuity life contingent liabilities	1,470		1,484
Life and disability income insurance	1,216		1,221
Long term care insurance	4,861		4,896
VUL/UL and other life insurance additional liabilities	665		688
Total future policy benefits	8,291		8,750
Policy claims and other policyholders’ funds	160		177
Total policyholder account balances, future policy benefits and claims	$28,513		$29,178

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both June 30, 2018 and December 31, 2017 reported as a contra liability.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Separate account liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Variable annuity	$73,155	$75,174
VUL insurance	7,204	7,352
Other insurance	32	34
Total	$80,391	$82,560
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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2018				December 31, 2017
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,264	$58,324	$31	67	$61,418	$59,461	$9	66
Five/six-year reset	8,478	5,760	16	66	8,870	6,149	12	66
One-year ratchet	6,212	5,857	48	69	6,548	6,187	11	69
Five-year ratchet	1,472	1,415	2	65	1,563	1,506	1	65
Other	1,098	1,078	68	72	1,099	1,075	50	72
Total — GMDB	$77,524	$72,434	$165	67	$79,498	$74,378	$83	66

GGU death benefit	$1,092	$1,041	$125	70	$1,118	$1,067	$133	70

GMIB	$213	$196	$8	69	$233	$216	$7	69

GMWB:
GMWB	$2,295	$2,288	$1	72	$2,508	$2,500	$1	71
GMWB for life	43,883	43,781	238	67	44,375	44,259	129	67
Total — GMWB	$46,178	$46,069	$239	67	$46,883	$46,759	$130	67

GMAB	$2,793	$2,789	$2	59	$3,086	$3,083	$—	59

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2018		December 31, 2017
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,489	65	$6,460	65
The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.
Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	1	—	(278)	(33)	52
Paid claims	(1)	(1)	—	—	(16)
Balance at June 30, 2017	$16	$7	$739	$(57)	$470

Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	3	—	(335)	5	53
Paid claims	(3)	—	—	—	(13)
Balance at June 30, 2018	$17	$6	$128	$(75)	$529

(1)	The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2018	December 31, 2017
	(in millions)
Mutual funds:
Equity	$43,724	$46,038
Bond	22,577	23,529
Other	6,401	5,109
Total mutual funds	$72,702	$74,676
10. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of June 30, 2018 and December 31, 2017, the Company has pledged $53 million and $43 million, respectively, of agency residential mortgage backed securities and nil and $8 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of June 30, 2018 and December 31, 2017 was $51 million and $50 million, respectively. The remaining maturity of outstanding repurchase agreements was less than three months as of June 30, 2018 and less than one month as of December 31, 2017. The weighted average annualized interest rate on repurchase agreements held as of June 30, 2018 and December 31, 2017 was 2.1% and 1.4%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $794 million and $750 million as of June 30, 2018 and December 31, 2017, respectively. The amount of the Company’s liability including accrued interest as of both June 30, 2018 and December 31, 2017 was $150 million. The remaining maturity of outstanding FHLB advances was less than four months as of both June 30, 2018 and December 31, 2017. The weighted average annualized interest rate on outstanding borrowings as of June 30, 2018 and December 31, 2017 was 2.1% and 1.5%, respectively.

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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$11,692	$998	$12,690
Residential mortgage backed securities	—	2,843	69	2,912
Commercial mortgage backed securities	—	3,632	12	3,644
State and municipal obligations	—	1,277	—	1,277
Asset backed securities	—	723	10	733
Foreign government bonds and obligations	—	268	—	268
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,435	1,089	21,525
Cash equivalents	—	682	—	682
Other assets:
Interest rate derivative contracts	—	704	—	704
Equity derivative contracts	59	2,102	—	2,161
Foreign exchange derivative contracts	1	35	—	36
Credit derivative contracts	—	4	—	4
Other derivative contracts	—	—	2	2
Total other assets	60	2,845	2	2,907
Separate account assets at net asset value (“NAV”)				80,391	(1)
Total assets at fair value	$61	$23,962	$1,091	$105,505

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$4	$8	$12
IUL embedded derivatives	—	—	620	620
GMWB and GMAB embedded derivatives	—	—	(425)	(425)	(2)
Total policyholder account balances, future policy benefits and claims	—	4	203	207	(3)
Other liabilities:
Interest rate derivative contracts	—	544	—	544
Equity derivative contracts	23	2,483	—	2,506
Foreign exchange derivative contracts	—	25	—	25
Total other liabilities	23	3,052	—	3,075
Total liabilities at fair value	$23	$3,056	$203	$3,282

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,161	$1,072	$13,233
Residential mortgage backed securities	—	2,924	87	3,011
Commercial mortgage backed securities	—	3,569	—	3,569
State and municipal obligations	—	1,314	—	1,314
Asset backed securities	—	728	—	728
Foreign government bonds and obligations	—	299	—	299
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,995	1,159	22,155
Cash equivalents	—	1,030	—	1,030
Other assets:
Interest rate derivative contracts	—	1,081	—	1,081
Equity derivative contracts	62	2,305	—	2,367
Foreign exchange derivative contracts	1	34	—	35
Total other assets	63	3,420	—	3,483
Separate account assets at NAV				82,560	(1)
Total assets at fair value	$64	$25,445	$1,159	$109,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(4)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(5)
Other liabilities:
Interest rate derivative contracts	1	414	—	415
Equity derivative contracts	5	2,666	—	2,671
Foreign exchange derivative contracts	—	23	—	23
Credit derivative contracts	—	2	—	2
Total other liabilities	6	3,105	—	3,111
Total liabilities at fair value	$6	$3,110	$552	$3,668

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $265 million of individual contracts in a liability position and $690 million of individual contracts in an asset position as of June 30, 2018.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(444) million cumulative increase (decrease) to the embedded derivatives as of June 30, 2018.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position as of December 31, 2017.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(399) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2017.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2018	$1,028	$84	$—	$—	$1,112		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(1)	(2)
Other comprehensive income	(11)	2	—	—	(9)		—
Purchases	15	—	12	10	37		3
Settlements	(33)	(2)	—	—	(35)		—
Transfers out Level 3	—	(15)	—	—	(15)		—
Balance, June 30, 2018	$998	$69	$12	$10	$1,089		$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$(1)	$—	$—	$—	$(1)	(1)	$(1)	(2)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2018	$3	$585		$(329)		$259
Total (gains) losses included in:
Net income	—	26	(3)	(175)	(2)	(149)
Issues	5	21		84		110
Settlements	—	(12)		(5)		(17)
Balance, June 30, 2018	$8	$620		$(425)		$203

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2018	$—	$26	(3)	$(173)	(2)	$(147)

	Available-for-Sale Securities: Fixed Maturities				Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2017	$1,185	$157	$49	$1,391	$4
Total gains (losses) included in:
Other comprehensive income	2	—	—	2	—
Purchases	8	—	—	8	—
Settlements	(5)	(2)	—	(7)	—
Transfers into Level 3	—	—	11	11	—
Transfers out of Level 3	—	(66)	(49)	(115)	(4)
Balance, June 30, 2017	$1,190	$89	$11	$1,290	$—

Changes in unrealized gains (losses) relating to assets held at June 30, 2017	$—	$—	$—	$—	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2017	$493		$188		$681
Total (gains) losses included in:
Net income	21	(3)	10	(2)	31
Issues	22		77		99
Settlements	(9)		(3)		(12)
Balance, June 30, 2017	$527		$272		$799

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2017	$21	(3)	$20	(2)	$41

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,072	$87	$—	$—	$1,159		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(1)	(2)
Other comprehensive income	(26)	1	—	—	(25)		—
Purchases	15	—	12	10	37		3
Settlements	(62)	(4)	—	—	(66)		—
Transfers out of Level 3	—	(15)	—	—	(15)		—
Balance, June 30, 2018	$998	$69	$12	$10	$1,089		$2

Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$(1)	$—	$—	$—	$(1)	(1)	$(1)	(2)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552
Total (gains) losses included in:
Net income	—	1	(3)	(531)	(2)	(530)
Issues	8	41		167		216
Settlements	—	(23)		(12)		(35)
Balance, June 30, 2018	$8	$620		$(425)		$203

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2018	$—	$1	(3)	$(521)	(2)	$(520)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities				Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2017	$1,157	$115	$13	$1,285	$—
Total gains (losses) included in:
Other comprehensive income	2	—	—	2	—
Purchases	58	67	49	174	—
Settlements	(27)	(4)	(13)	(44)	—
Transfers into Level 3	—	—	11	11	4
Transfers out of Level 3	—	(89)	(49)	(138)	(4)
Balance, June 30, 2017	$1,190	$89	$11	$1,290	$—

Changes in unrealized gains (losses) relating to assets held at June 30, 2017	$—	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078
Total (gains) losses included in:
Net income	40	(3)	(489)	(2)	(449)
Issues	44		154		198
Settlements	(21)		(7)		(28)
Balance, June 30, 2017	$527		$272		$799

Changes in unrealized (gains) losses relating to liabilities held at June 30, 2017	$40	(3)	$(464)	(2)	$(424)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $15 million and $(9) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended June 30, 2018 and 2017, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $48 million and $(54) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the six months ended June 30, 2018 and 2017, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$997	Discounted cash flow	Yield/spread to U.S. Treasuries	0.9%	-	2.5%	1.3%
Other derivative contracts	$2	Option pricing model	Implied correlation (1)	33.3%	-	40.1%	38.0%
IUL embedded derivatives	$620	Discounted cash flow	Nonperformance risk (2)	93 bps
Indexed annuity embedded derivatives	$8	Discounted cash flow	Surrender rate	0.0%	-	50.0%
			Nonperformance risk (2)	93 bps
GMWB and GMAB embedded derivatives	$(425)	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	-	42.0%
			Surrender rate	0.1%	-	74.7%
			Market volatility (4)	3.8%	-	15.8%
			Nonperformance risk (2)	93 bps

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,070	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	-	2.3%	1.1%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk (2)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals (3)	0.0%	-	42.0%
			Surrender rate	0.1%	-	74.7%
			Market volatility (4)	3.7%	-	16.1%
			Nonperformance risk (2)	71 bps

(1)	Represents the implied correlation between equity returns and interest rates used in the valuation of the derivative contract.
(2) The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(3)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(4)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in the implied correlation used in the fair value measurement of Level 3 derivatives in isolation would result in a significantly (lower) higher fair value measurement.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates. See Note 14 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of June 30, 2018 and December 31, 2017. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of June 30, 2018 and December 31, 2017. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $121 million and $166 million as of June 30, 2018 and December 31, 2017, respectively, and is classified as Level 3 in the fair value hierarchy.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,553	$—	$—	$2,518	$2,518
Policy loans	851	—	—	805	805
Other investments	407	—	359	49	408

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,920	$—	$—	$10,005	$10,005
Short-term borrowings	201	—	201	—	201
Other liabilities	88	—	—	84	84
Separate account liabilities at NAV	355				355	(1)

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,619	$—	$—	$2,616	$2,616
Policy loans	845	—	—	801	801
Other investments	408	—	373	36	409

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Short-term borrowings	200	—	200	—	200
Other liabilities	123	—	—	119	119
Separate account liabilities at NAV	369				369	(1)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.	Regulatory Requirements
Insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life Insurance Company received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. As of June 30, 2018 and December 31, 2017, application of this permitted practice resulted in an increase (decrease) to RiverSource Life Insurance Company’s statutory surplus of approximately $278 million and $(3) million, respectively.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,881	$—	$2,881	$(2,507)	$(366)	$(3)	$5
OTC cleared	7	—	7	(7)	—	—	—
Exchange-traded	19	—	19	(1)	—	—	18
Total derivatives	$2,907	$—	$2,907	$(2,515)	$(366)	$(3)	$23

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,440	$—	$3,440	$(2,599)	$(736)	$(88)	$17
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	$3,483	$—	$3,483	$(2,615)	$(736)	$(88)	$44

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,065	$—	$3,065	$(2,507)	$(1)	$(554)	$3
OTC cleared	8	—	8	(7)	—	—	1
Exchange-traded	2	—	2	(1)	—	—	1
Total derivatives	3,075	—	3,075	(2,515)	(1)	(554)	5
Repurchase agreements	51	—	51	—	—	(51)	—
Total	$3,126	$—	$3,126	$(2,515)	$(1)	$(605)	$5

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,095	$—	$3,095	$(2,599)	$(1)	$(492)	$3
OTC cleared	15	—	15	(15)	—	—	—
Exchange-traded	1	—	1	(1)	—	—	—
Total derivatives	3,111	—	3,111	(2,615)	(1)	(492)	3
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,161	$—	$3,161	$(2,615)	$(1)	$(542)	$3

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$60,202	$704	$544	$64,790	$1,081	$415
Equity contracts	50,972	2,161	2,506	56,649	2,367	2,671
Credit contracts	756	4	—	715	—	2
Foreign exchange contracts	4,058	36	25	3,996	35	23
Other contracts	1,350	2	—	450	—	—
Total non-designated hedges	117,338	2,907	3,075	126,600	3,483	3,111

Embedded derivatives
GMWB and GMAB (3)	N/A	—	(425)	N/A	—	(49)
IUL	N/A	—	620	N/A	—	601
Indexed annuities	N/A	—	12	N/A	—	5
Total embedded derivatives	N/A	—	207	N/A	—	557
Total derivatives	$117,338	$2,907	$3,282	$126,600	$3,483	$3,668
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2018 included $265 million of individual contracts in a liability position and $690 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2018 and December 31, 2017, investment securities with a fair value of $3 million and $89 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $3 million and $89 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2018 and December 31, 2017, the Company had sold, pledged, or rehypothecated nil of these securities. In addition, as of June 30, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended June 30, 2018
Interest rate contracts	$—	$(135)
Equity contracts	11	(124)
Credit contracts	—	6
Foreign exchange contracts	—	(3)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	96
IUL embedded derivatives	(14)	—
Total gain (loss)	$(3)	$(162)

Six Months Ended June 30, 2018
Interest rate contracts	$—	$(534)
Equity contracts	3	(98)
Credit contracts	—	18
Foreign exchange contracts	—	(1)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	376
IUL embedded derivatives	22	—
Total gain (loss)	$25	$(241)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended June 30, 2017
Interest rate contracts	$—	$130
Equity contracts	13	(187)
Credit contracts	—	(11)
Foreign exchange contracts	—	(4)
GMWB and GMAB embedded derivatives	—	(84)
IUL embedded derivatives	(12)	—
Total gain (loss)	$1	$(156)

Six Months Ended June 30, 2017
Interest rate contracts	$—	$48
Equity contracts	32	(618)
Credit contracts	—	(19)
Foreign exchange contracts	—	(28)
GMWB and GMAB embedded derivatives	—	342
IUL embedded derivatives	(19)	—
Total gain (loss)	$13	$(275)

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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2018:

	Premiums Payable	Premiums Receivable
	(in millions)
2018 (1)	$94	$36
2019	275	170
2020	197	131
2021	168	118
2022	231	198
2023-2026	486	59
Total	$1,451	$712
(1) 2018 amounts represent the amounts payable and receivable for the period from July 1, 2018 to December 31, 2018.
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
Cash Flow Hedges
During the six months ended June 30, 2018, the Company held no derivatives that were designated as cash flow hedges.
As of June 30, 2018, the Company expects to reclassify nil of deferred losses on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the six months ended June 30, 2018 and 2017, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the six months ended June 30, 2018 and 2017, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 15 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
Currently, the longest period of time over which the Company is hedging exposure to the variability in future cash flows is less than one year and relates to interest credited on forecasted fixed premium product sales.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2018 and December 31, 2017, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $301 million and $299 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2018 and December 31, 2017 was $297 million and $296 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2018 and December 31, 2017 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $4 million and $3 million, respectively.
15. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(253)	$54	$(199)	$155	$(54)	$101
Reclassification of net securities (gains) losses included in net income (2)	(5)	1	(4)	(14)	5	(9)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	103	(22)	81	(81)	28	(53)
Net unrealized securities gains (losses)	(155)	33	(122)	60	(21)	39
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	—	—	—	1	—	1
Net unrealized derivatives gains (losses)	—	—	—	1	—	1
Total other comprehensive income (loss)	$(155)	$33	$(122)	$61	$(21)	$40

	Six Months Ended June 30,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(743)	$158	$(585)	$193	$(67)	$126
Reclassification of net securities (gains) losses included in net income (2)	(10)	2	(8)	(31)	11	(20)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	319	(67)	252	(107)	37	(70)
Net unrealized securities gains (losses)	(434)	93	(341)	55	(19)	36
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	1	—	1	3	(1)	2
Net unrealized derivatives gains (losses)	1	—	1	3	(1)	2
Other	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(433)	$93	$(340)	$57	$(20)	$37
(1) Includes other-than-temporary impairment losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Pretax amounts are recorded in net realized investment gains (losses).
(3) Pretax amounts are recorded in net investment income.

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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, April 1, 2018	$239		$—	$(1)	$238
OCI before reclassifications	(118)		—	—	(118)
Amounts reclassified from AOCI	(4)		—	—	(4)
Total OCI	(122)		—	—	(122)
Balance, June 30, 2018	$117	(1)	$—	$(1)	$116

Balance, January 1, 2018	$458		$(1)	$(1)	$456
OCI before reclassifications	(333)		—	—	(333)
Amounts reclassified from AOCI	(8)		1	—	(7)
Total OCI	(341)		1	—	(340)
Balance, June 30, 2018	$117	(1)	$—	$(1)	$116

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, April 1, 2017	$458		$(3)	$(1)	$454
OCI before reclassifications	48		—	—	48
Amounts reclassified from AOCI	(9)		1	—	(8)
Total OCI	39		1	—	40
Balance, June 30, 2017	$497	(1)	$(2)	$(1)	$494

Balance, January 1, 2017	$461		$(4)	$—	$457
OCI before reclassifications	56		—	(1)	55
Amounts reclassified from AOCI	(20)		2	—	(18)
Total OCI	36		2	(1)	37
Balance, June 30, 2017	$497	(1)	$(2)	$(1)	$494
(1) Includes nil and $2 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of June 30, 2018 and June 30, 2017, respectively.
16. Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The Company’s effective tax rate was 6.5% and 9.2% for the three months ended June 30, 2018 and 2017, respectively. The Company’s effective tax rate was 7.6% and 7.9% for the six months ended June 30, 2018 and 2017, respectively.
The effective tax rates for the three months and six months ended June 30, 2018 are lower than the statutory rates as a result of tax preferred items including foreign tax credits, low income housing tax credits and the dividends received deduction.
The effective tax rate for the three months ended June 30, 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The effective tax rate for the six months ended June 30, 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $20 million benefit in the first quarter of 2017 related to an out-of-period correction for a reversal of a tax reserve.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $10 million, net of

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

federal benefit, which will expire beginning December 31, 2018.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $11 million as of both June 30, 2018 and December 31, 2017.
As of June 30, 2018 and December 31, 2017, the Company had $16 million and $14 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $6 million and $5 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2018 and December 31, 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by approximately $10 million in the next 12 months primarily due to resolution of audits and statute expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months and six months ended June 30, 2018. The Company recognized a net increase of $1 million and $2 million in interest and penalties for the three months and six months ended June 30, 2017, respectively. As of both June 30, 2018 and December 31, 2017, the Company had a payable of $1 million, related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the first quarter of 2018, the Company received cash settlements for final resolution of the 2008 through 2010 Internal Revenue Service (“IRS”) audits. Ameriprise Financial’s audits are resolved through 2011. Ameriprise Financial’s 2012 and 2013 tax returns are at IRS appeals due to an unagreed issue. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2014 and 2015. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2008 through 2016.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of June 30, 2018 and December 31, 2017, the estimated liability was $13 million and $14 million, respectively. As of both June 30, 2018 and December 31, 2017, the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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
See Note 1 to the Consolidated Financial Statements for additional information.
A significant portion of the Company’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of the Company’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary and these regulations focus in large part on investment recommendations made by financial advisors, registered investment advisors, and other investment professionals to retirement investors, as well as how financial advisors are able to discuss IRA rollovers and how financial advisors and affiliates can transact with retirement investors. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the Department’s regulations in its entirety. The Fifth Circuit’s decision became effective when it issued its mandate on June 21, 2018. While the Department’s fiduciary regulation has been vacated, the SEC recently proposed its own fiduciary standard that would apply to recommendations made by financial advisors who work on a commission basis and would apply regardless of the type of account (IRA or non-qualified) an investor holds. Furthermore, several states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has issued its own fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, the Company continues to exert significant efforts to evaluate and prepare to comply with each rule.
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

RIVERSOURCE LIFE INSURANCE COMPANY

Consolidated Results of Operations for the Six Months Ended June 30, 2018 and 2017
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,		Change
	2018	2017
	(in millions)
Revenues
Premiums	$195	$205	$(10)	(5)%
Net investment income	514	536	(22)	(4)
Policy and contract charges	1,003	979	24	2
Other revenues	209	197	12	6
Net realized investment gains	10	31	(21)	(68)
Total revenues	1,931	1,948	(17)	(1)

Benefits and expenses
Benefits, claims, losses and settlement expenses	654	684	(30)	(4)
Interest credited to fixed accounts	321	333	(12)	(4)
Amortization of deferred acquisition costs	122	110	12	11
Other insurance and operating expenses	344	351	(7)	(2)
Total benefits and expenses	1,441	1,478	(37)	(3)
Pretax income	490	470	20	4
Income tax provision	37	37	—	—
Net income	$453	$433	$20	5%
NM Not Meaningful.
Overall
Net income increased $20 million or 5% to $453 million for the six months ended June 30, 2018 compared to $433 million for the prior year period. Pretax income increased $20 million or 4% to $490 million for the six months ended June 30, 2018 compared to $470 million for the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was an expense of $73 million for the six months ended June 30, 2018 compared to an expense of $105 million for the prior year period.

•
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was a benefit of $5 million for the six months ended June 30, 2018 compared to an expense of $6 million for the prior year period.

•
The impact on DAC, DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $14 million ($3 million for DAC, nil for DSIC and $11 million for insurance features in non-traditional long-duration contracts) for the six months ended June 30, 2018 compared to a benefit of $36 million ($16 million for DAC, $4 million for DSIC and $16 million for insurance features in non-traditional long-duration contracts) for the prior year period.

The Company’s variable annuity account balances increased 1% to $78.3 billion as of June 30, 2018 compared to the prior year period due to market appreciation, partially offset by net outflows of $3.5 billion. Variable annuity net outflows for the six months ended June 30, 2018 were lower than the prior year period driven by an 18% increase in sales, as well as lower lapses.
The Company’s fixed deferred annuity account balances declined 7% to $9.0 billion as of June 30, 2018 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down.
Revenues
Premiums decreased $10 million or 5% to $195 million for the six months ended June 30, 2018 compared to $205 million for the prior year period primarily reflecting lower sales of immediate annuities with life contingencies.
Net investment income decreased $22 million or 4% to $514 million for the six months ended June 30, 2018 compared to $536 million for the prior year period reflecting a decrease in investment income on fixed maturities due to lower average invested assets and continued low interest rates.

RIVERSOURCE LIFE INSURANCE COMPANY

Other revenues increased $12 million or 6% to $209 million for the six months ended June 30, 2018 compared to $197 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $3.2 billion or 4% from the prior year period due to equity market appreciation partially offset by net outflows.
Net realized investment gains were $10 million for the six months ended June 30, 2018 compared to $31 million for the prior year period and are related to net realized gains on Available-for-Sale securities due to sales, calls and tenders.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $30 million or 4% to $654 million for the six months ended June 30, 2018 compared to $684 million for the prior year period primarily reflecting the following items:

•	An $8 million decrease in reserves for immediate annuities with life contingencies primarily due to lower sales. This impact is offset by a decrease in premiums.

•
An $83 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $11 million for the six months ended June 30, 2018 compared to an unfavorable impact of $72 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $42 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $38 million change in the market impact on variable annuity guaranteed living benefits reserves, no change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $4 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the six months ended June 30, 2018 compared to the prior year period.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the six months ended June 30, 2018 compared to an expense in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the six months ended June 30, 2018 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $11 million for the six months ended June 30, 2018 compared to a benefit of $20 million for the prior year period.

•	A $13 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Interest credited to fixed accounts decreased $12 million or 4% to $321 million for the six months ended June 30, 2018 compared to $333 million for the prior year period primarily due to the market impact on indexed universal life benefits, net of hedges, which was a benefit of $4 million for the six months ended June 30, 2018 compared to an expense of $6 million for the prior year period.
Amortization of DAC increased $12 million or 11% to $122 million for the six months ended June 30, 2018 compared to $110 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $5 million for the six months ended June 30, 2018 compared to a benefit of $14 million for the prior year period.

•
The DAC offset to the market impact on indexed universal life benefits (net of hedges, unearned revenue amortization and the reinsurance accrual) was an expense of $2 million for the six months ended June 30, 2018 compared to a benefit of $2 million for the prior year period.

•
The impact on DAC from actual versus expected market performance was a benefit of $3 million for the six months ended June 30, 2018 compared to a benefit of $16 million for the prior year period reflecting favorable equity market returns.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $8 million.

•	A favorable impact from a decrease in the estimated gross profits used to amortize DAC.
Income Taxes
The Company’s effective tax rate was 7.6% for the six months ended June 30, 2018 compared to 7.9% for the prior year period. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.

RIVERSOURCE LIFE INSURANCE COMPANY

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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through June 30, 2020 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.7 billion and 5.4%, respectively, as of June 30, 2018. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.9 billion and had a weighted average yield of 3.4% as of June 30, 2018. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2018 was approximately 4.1%.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2018:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(85)	$—	$(85)
DAC and DSIC amortization (1) (2)	(128)	—	(128)
Variable annuity riders:
GMDB and GMIB (2)	(31)	—	(31)
GMWB	(414)	252	(162)
GMAB	(19)	19	—
DAC and DSIC amortization (3)	N/A	N/A	(3)
Total variable annuity riders	(464)	271	(196)
Macro hedge program (4)	—	23	23
Indexed annuities	2	(2)	—
Indexed universal life insurance	69	(58)	11
Total	$(606)	$234	$(375)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(32)	$—	$(32)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	799	(641)	158
GMAB	15	(11)	4
DAC and DSIC amortization (3)	N/A	N/A	(23)
Total variable annuity riders	814	(652)	139
Macro hedge program (4)	—	(2)	(2)
Indexed annuities	(2)	—	(2)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	81	—	81
Indexed universal life insurance	101	3	104
Total	$962	$(651)	$288
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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

RIVERSOURCE LIFE INSURANCE COMPANY

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2018. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $303 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2018 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of June 30, 2018 and December 31, 2017 was $51 million and $50 million, respectively, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of June 30, 2018, the Company had estimated maximum borrowing capacity of $5.9 billion under the FHLB facility, of which $150 million was outstanding and is collateralized with commercial mortgage backed securities.
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

RIVERSOURCE LIFE INSURANCE COMPANY

The Company’s LTC insurance has two distinct blocks. The Company’s older generation nursing home indemnity LTC policies were written between 1989 and 1999 and represent half of its policies. As of June 30, 2018, this block had approximately $90 million in gross in-force annual premium and future policyholder benefits and claim reserves of $1.3 billion, net of reinsurance, which was 56% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 80 and the average attained age of policyholders on claim is 87. Fifty-four percent of the policies in this block have lifetime benefits.
The Company’s second generation comprehensive reimbursement LTC polices were written from 1997 until 2002. This block has higher premiums per policy than the nursing home indemnity LTC policies. Thirty-eight percent of the policies in this block have lifetime benefits. The average attained age is 75 overall and the average age of those on claim is 84 for this block. As of June 30, 2018, this block had approximately $116 million in gross in-force annual premium and future policyholder benefits and claim reserves of $1.0 billion, net of reinsurance.
The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach to steadily increasing rates since 2005, with cumulative rate increases of 138% on its nursing home indemnity LTC block and 63% on its comprehensive reimbursement LTC block. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. GAAP reserves include approximately $120 million benefit from future rate actions, of which approximately 30% has been approved by regulators. The Company does not assume any future morbidity improvements nor does the Company assume any future mortality improvements when calculating its GAAP reserves. The Company believes that estimating a 5% mortality improvement would have a marginal impact to its LTC GAAP reserves. The Company’s statutory reserves are approximately $400 million higher than its GAAP reserves and includes margins for key assumptions like morbidity and mortality, as well as $165 million in asset adequacy reserves. Lastly, the Company has prudently managed its investment portfolio by maintaining a liquid, investment grade portfolio that is currently in a net unrealized gain position. In the third quarter, the Company will complete its customary annual review of experience and update its assumptions in its loss recognition testing. Further discussion of the Company’s LTC business and review process of reserves is included in its 2017 10-K.
Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Cash dividends paid to Ameriprise Financial	$400	$500
Cash dividends received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	48	50
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	June 30, 2018	December 31, 2017	December 31, 2017
	(in millions)
RiverSource Life Insurance Company	$2,930	$2,451	$562
RiverSource Life Insurance Co. of NY	247	269	36
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

•
interruptions or other failures in the Company’s communications, technology and other operating systems, including errors or failures caused by third-party service providers, interference or failures caused by third-party attacks on the Company’s systems (or other cybersecurity incidents), or the failure to safeguard the privacy or confidentiality of sensitive information and data on such systems; and

•
general economic and political factors, including consumer confidence in the economy, the ability and inclination of consumers generally to invest, as well as their ability and inclination to invest in financial instruments and products other than cash and cash equivalents, the costs of products and services the Company consumes in the conduct of its business, and applicable legislation and regulation and changes therein, (such as the uncertain regulatory environment in the U.S. since the 2016 U.S. election), including tax laws, tax treaties, fiscal and central government treasury policy, and policies regarding the financial services industry and regulatory rulings and pronouncements.

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2018.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2017 10-K.
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

101*
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Equity for the three months and six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 6, 2018	By:	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	August 6, 2018	By:	/s/ Brian J. McGrane
Brian J. McGrane
Executive Vice President and
Chief Financial Officer