Form 10-Q
period 2018-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2018-11-05
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2018, $20,928; 2017, $20,764)	$21,472	$22,155
Mortgage loans, at amortized cost (less allowance for loan losses: 2018 and 2017, $16)	2,540	2,619
Policy loans	854	845
Other investments	848	900
Total investments	25,714	26,519
Cash and cash equivalents	675	1,062
Reinsurance recoverables	3,068	2,876
Other receivables	202	207
Accrued investment income	214	219
Deferred acquisition costs	2,793	2,639
Other assets	4,252	4,358
Separate account assets	81,688	82,560
Total assets	$118,606	$120,440

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$28,476	$29,178
Short-term borrowings	201	200
Other liabilities	4,702	4,674
Separate account liabilities	81,688	82,560
Total liabilities	115,067	116,612

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	1,005	903
Accumulated other comprehensive income, net of tax	65	456
Total shareholder’s equity	3,539	3,828
Total liabilities and shareholder’s equity	$118,606	$120,440
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (1)	2018	2017 (1)
	(in millions)
Revenues
Premiums	$101	$99	$296	$304
Net investment income	243	261	757	797
Policy and contract charges	576	448	1,579	1,427
Other revenues	104	99	313	296
Net realized investment gains (losses)	4	—	14	31
Total revenues	1,028	907	2,959	2,855
Benefits and expenses
Benefits, claims, losses and settlement expenses	480	236	1,134	920
Interest credited to fixed accounts	178	176	499	509
Amortization of deferred acquisition costs	11	32	133	142
Other insurance and operating expenses	168	176	512	527
Total benefits and expenses	837	620	2,278	2,098
Pretax income (loss)	191	287	681	757
Income tax provision (benefit)	(8)	34	29	71
Net income	$199	$253	$652	$686

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—	—
Net impairment losses recognized in net realized investment gains (losses)	$—	$—	$—	$—
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$199	$253	$652	$686
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(51)	(7)	(392)	29
Net unrealized gains (losses) on derivatives	—	1	1	3
Other	—	—	—	(1)
Total other comprehensive income (loss), net of tax	(51)	(6)	(391)	31
Total comprehensive income	$148	$247	$261	$717
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2017	$3	$2,466	$862	$457	$3,788
Comprehensive income:
Net income	—	—	686	—	686
Other comprehensive income (loss), net of tax	—	—	—	31	31
Total comprehensive income					717
Cash dividends to Ameriprise Financial, Inc.	—	—	(700)	—	(700)
Balances at September 30, 2017	$3	$2,466	$848	$488	$3,805

Balances at January 1, 2018	$3	$2,466	$903	$456	$3,828
Comprehensive income:
Net income	—	—	652	—	652
Other comprehensive income (loss), net of tax	—	—	—	(391)	(391)
Total comprehensive income					261
Cash dividends to Ameriprise Financial, Inc.	—	—	(550)	—	(550)
Balances at September 30, 2018	$3	$2,466	$1,005	$65	$3,539

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$652	$686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	31	36
Deferred income tax (benefit) expense	(25)	(71)
Contractholder and policyholder charges, non-cash	(274)	(268)
Loss from equity method investments	50	44
Net realized investment (gains) losses	(14)	(31)
Changes in operating assets and liabilities:
Deferred acquisition costs	(59)	(31)
Policyholder account balances, future policy benefits and claims, net	(251)	(118)
Derivatives, net of collateral	327	500
Reinsurance recoverables	(168)	(235)
Other receivables	8	50
Accrued investment income	5	16
Other, net	31	(55)
Net cash provided by (used in) operating activities	313	523

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	40	209
Maturities, sinking fund payments and calls	2,102	1,843
Purchases	(2,327)	(1,315)
Proceeds from sales, maturities and repayments of mortgage loans	222	341
Funding of mortgage loans	(143)	(352)
Proceeds from sales and collections of other investments	112	126
Purchase of other investments	(168)	(154)
Purchase of land, buildings, equipment and software	(6)	(7)
Change in policy loans, net	(9)	(11)
Advance on line of credit to Ameriprise Financial, Inc.	(65)	—
Repayment from Ameriprise Financial, Inc. on line of credit	65	—
Other, net	15	31
Net cash provided by (used in) investing activities	(162)	711
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,511	$1,538
Net transfers from (to) separate accounts	(89)	(120)
Surrenders and other benefits	(1,406)	(1,413)
Proceeds from line of credit with Ameriprise Financial, Inc.	10	5
Payments on line of credit with Ameriprise Financial, Inc.	(10)	(5)
Cash received for purchased options with deferred premiums	161	43
Cash paid for purchased options with deferred premiums	(165)	(171)
Cash dividends to Ameriprise Financial, Inc.	(550)	(700)
Net cash provided by (used in) financing activities	(538)	(823)
Net increase (decrease) in cash and cash equivalents	(387)	411
Cash and cash equivalents at beginning of period	1,062	323
Cash and cash equivalents at end of period	$675	$734

Supplemental Disclosures:
Income taxes paid (received), net	$93	$243
Interest paid on borrowings	3	1
Non-cash investing activity:
Partnership commitments not yet remitted	1	9
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
On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. See Note 2 and Note 3 for further information on the new accounting standard and the Company’s revenue from contracts with customers. The impact to the consolidated statements of income for the three months and nine months ended September 30, 2017 was an increase of $4 million and $12 million, respectively, to policy and contract charges, and a decrease of $4 million and $12 million, respectively, to other revenues.
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
Future Adoption of New Accounting Standards
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts. The guidance revises key elements of the measurement models and disclosure requirements for long-duration insurance contracts issued by insurers and reinsurers.
The guidance establishes a significant new category of benefit features called market risk benefits that protect the contract holder from other-than-nominal capital market risk and expose the insurer to that risk. Insurers will have to measure market risk benefits at fair value. Market risk benefits include variable annuity guaranteed benefits (i.e. guaranteed minimum death, withdrawal, withdrawal for life, accumulation and income benefits). The portion of the change in fair value attributable to a change in the instrument-specific credit risk of market risk benefits in a liability position will be recorded in other comprehensive income (“OCI”).
Significant changes also relate to the measurement of the liability for future policy benefits for nonparticipating traditional long-duration insurance contracts and immediate annuities with a life contingent feature include the following:

•
Insurers will be required to review and update the cash flow assumptions used to measure the liability for future policy benefits rather than using assumptions locked in at contract inception. The review of assumptions to measure the liability for all future policy benefits will be required annually at the same time each year, or more frequently if suggested by experience. The effect of updating assumptions will be measured on a retrospective catch-up basis and presented separate from the ongoing policyholder benefit expense in the statement of operations in the period the update is made. This new unlocking process will be required for the Company’s term and whole life insurance, disability income, long term care insurance and immediate annuities with a life contingent feature.

•
The discount rate used to measure the liability for future policy benefits will be standardized. The current requirement to use a discount rate reflecting expected investment yields will change to an upper-medium grade (low credit risk) fixed income corporate instrument yield (generally interpreted as an “A” rating) reflecting the duration characteristics of the liability. Entities will be required to update the discount rate at each reporting date with the effect of discount rate changes reflected in OCI.

•
The current premium deficiency test is being replaced with a net premium ratio cap of 100%. If the net premium ratio (i.e. the ratio of the present value of total expected benefits and related expenses to the present value of total expected premiums) exceeds 100%, insurers are required to recognize a loss in the statement of operations in the period. Contracts from different issue years will no longer be permitted to be grouped to determine contracts in a loss position.

In addition, the update requires deferred acquisition costs (“DAC”) and deferred sales inducement costs (“DSIC”) relating to all long-duration contracts and most investment contracts to be amortized on a straight-line basis over the expected life of the contract independent of profit emergence. Under the new guidance, interest will not accrue to the deferred balance and DAC and DSIC will not be subject to an impairment test.
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is effective for interim and annual periods beginning after December 15, 2020. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions that eliminate or modify disclosure requirements. The Company is currently evaluating the impact of the standard on its disclosures. The update does not have an impact on the Company’s consolidated financial condition or results of operations.
Intangibles – Goodwill and Other – Internal-Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB updated the accounting standards related to customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The update requires implementation costs for a CCA to be evaluated for capitalization using the same approach as implementation costs associated with internal-use software. The update also addresses presentation, measurement and impairment of capitalized implementation costs in a CCA that is a service contract. The update requires new disclosures on the nature of hosting arrangements that are service contracts, significant judgements made when applying the guidance and quantitative disclosures, including amounts capitalized, amortized and impaired. The update is effective for interim and annual periods beginning after December 15, 2019, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in OCI. The update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. The Company does not plan to reclassify the stranded tax effects in OCI. As such, the update will not have an impact on the Company’s consolidated financial condition and results of operations.
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
Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, premiums are generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. The update is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
Leases
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. Entities may elect to adopt the standard using a modified retrospective approach at either the beginning of the earliest period presented or as of the date of adoption. The Company plans to adopt the standard using a modified retrospective approach as of the date of adoption and is currently evaluating the impact of the standard on its consolidated financial condition and results of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Policy and contract charges
Affiliated	$43	$43	$129	$124
Unaffiliated	4	4	12	12
Total	47	47	141	136

Other revenues
Administrative fees
Affiliated	11	10	33	31
Unaffiliated	5	6	17	17
	16	16	50	48
Other fees
Affiliated	85	82	256	242
Unaffiliated	1	1	3	3
	86	83	259	245
Total	102	99	309	293
Total revenue from contracts with customers	149	146	450	429
Revenue from other sources (1)	879	761	2,509	2,426
Total revenues	$1,028	$907	$2,959	$2,855
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

variably constrained due to factors outside the Company’s control, including market volatility and how long the fund(s) remain in the insurance policy or annuity contract. The revenue will not be recognized until it is probable that a significant reversal will not occur. These fees are accrued and collected on a monthly basis.
Other revenues
Administrative fees
The Company earns revenue for providing customer support, contract servicing and administrative services for affiliated and unaffiliated mutual funds. The transfer agent and administration revenue is earned daily based on a fixed rate applied, as a percentage, to assets under management. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $54 million as of both September 30, 2018 and December 31, 2017.
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
A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $364 million and $408 million as of September 30, 2018 and December 31, 2017, respectively. The Company had a $57 million and a $97 million liability recorded as of September 30, 2018 and December 31, 2017, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,147	$658	$(126)	$12,679	$—
Residential mortgage backed securities	2,959	19	(71)	2,907	—
Commercial mortgage backed securities	3,748	15	(125)	3,638	—
State and municipal obligations	1,126	157	(5)	1,278	—
Asset backed securities	651	25	(5)	671	—
Foreign government bonds and obligations	296	10	(8)	298	—
U.S. government and agency obligations	1	—	—	1	—
Total	$20,928	$884	$(340)	$21,472	$—

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,133	$1,125	$(25)	$13,233	$—
Residential mortgage backed securities	2,979	54	(22)	3,011	—
Commercial mortgage backed securities	3,554	47	(32)	3,569	—
State and municipal obligations	1,114	209	(9)	1,314	—
Asset backed securities	700	30	(2)	728	—
Foreign government bonds and obligations	283	20	(4)	299	—
U.S. government and agency obligations	1	—	—	1	—
Total fixed maturities	20,764	1,485	(94)	22,155	—
Common stocks	1	—	(1)	—	—
Total	$20,765	$1,485	$(95)	$22,155	$—

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2018 and December 31, 2017, investment securities with a fair value of $1.8 billion and $1.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $902 million and $711 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both September 30, 2018 and December 31, 2017, fixed maturity securities comprised approximately 84% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2018 and December 31, 2017, approximately $773 million and $906 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,595	$6,427	30%	$6,259	$6,303	28%
AA	1,002	1,136	5	1,090	1,285	6
A	2,959	3,195	15	3,443	3,902	18
BBB	9,461	9,806	46	8,796	9,465	43
Below investment grade	911	908	4	1,176	1,200	5
Total fixed maturities	$20,928	$21,472	100%	$20,764	$22,155	100%

As of September 30, 2018 and December 31, 2017, approximately 34% and 35%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $456 million in AT&T, Inc., which were greater than 10% of total equity as of September 30, 2018. There were no other holdings of any other issuer greater than 10% of total equity as of both September 30, 2018 and December 31, 2017.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	271	$4,580	$(91)	48	$455	$(35)	319	$5,035	$(126)
Residential mortgage backed securities	85	1,522	(28)	44	733	(43)	129	2,255	(71)
Commercial mortgage backed securities	100	1,722	(57)	65	1,093	(68)	165	2,815	(125)
State and municipal obligations	27	117	(2)	16	112	(3)	43	229	(5)
Asset backed securities	24	295	(3)	12	58	(2)	36	353	(5)
Foreign government bonds and obligations	15	53	(3)	14	17	(5)	29	70	(8)
Total	522	$8,289	$(184)	199	$2,468	$(156)	721	$10,757	$(340)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	82	$834	$(5)	39	$360	$(20)	121	$1,194	$(25)
Residential mortgage backed securities	36	546	(4)	41	657	(18)	77	1,203	(22)
Commercial mortgage backed securities	56	994	(10)	42	663	(22)	98	1,657	(32)
State and municipal obligations	19	35	—	8	138	(9)	27	173	(9)
Asset backed securities	15	116	—	12	76	(2)	27	192	(2)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common stocks	—	—	—	3	1	(1)	3	1	(1)
Total	211	$2,531	$(19)	160	$1,918	$(76)	371	$4,449	$(95)

As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to an increase in interest rates as well as slightly wider credit spreads.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Beginning balance	$—	$—	$—	$21
Reductions for securities sold during the period (realized)	—	—	—	(21)
Ending balance	$—	$—	$—	$—

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Gross realized investment gains	$4	$5	$14	$38
Gross realized investment losses	—	(2)	—	(4)
Total	$4	$3	$14	$34

See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of September 30, 2018 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,320	$1,337
Due after one year through five years	4,853	4,876
Due after five years through 10 years	3,383	3,358
Due after 10 years	4,014	4,685
	13,570	14,256
Residential mortgage backed securities	2,959	2,907
Commercial mortgage backed securities	3,748	3,638
Asset backed securities	651	671
Total	$20,928	$21,472

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities	$227	$237	$686	$717
Mortgage loans	29	34	88	103
Other investments	(7)	(4)	1	(4)
	249	267	775	816
Less: investment expenses	6	6	18	19
Total	$243	$261	$757	$797

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
The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2018	2017
	(in millions)
Beginning balance	$22	$25
Charge-offs	(2)	—
Ending balance	$20	$25

Individually evaluated for impairment	$—	$3
Collectively evaluated for impairment	20	22

The recorded investment in financing receivables by impairment method was as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Individually evaluated for impairment	$14	$17
Collectively evaluated for impairment	2,937	3,015
Total	$2,951	$3,032
As of September 30, 2018 and December 31, 2017, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $8 million and $17 million, respectively.
During the three months ended September 30, 2018 and 2017, the Company purchased $21 million and $14 million, respectively, of syndicated loans and sold $13 million and $9 million, respectively, of syndicated loans. During the nine months ended September 30, 2018 and 2017, the Company purchased $109 million and $121 million, respectively, of syndicated loans and sold $43 million and $12 million, respectively, of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil and $5 million as of September 30, 2018 and December 31, 2017, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both September 30, 2018 and December 31, 2017. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
South Atlantic	$703	$735	27%	28%
Pacific	761	771	30	29
Mountain	228	242	9	9
West North Central	211	223	8	8
East North Central	204	209	8	8
Middle Atlantic	172	179	7	7
West South Central	132	125	5	5
New England	55	67	2	3
East South Central	90	84	4	3
	2,556	2,635	100%	100%
Less: allowance for loan losses	16	16
Total	$2,540	$2,619

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Retail	$856	$893	33%	34%
Office	419	470	16	18
Apartments	565	536	22	20
Industrial	424	451	17	17
Mixed use	38	38	2	1
Hotel	43	39	2	2
Other	211	208	8	8
	2,556	2,635	100%	100%
Less: allowance for loan losses	16	16
Total	$2,540	$2,619

Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2018 and December 31, 2017 was $394 million and $397 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of September 30, 2018 and December 31, 2017 were nil and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both September 30, 2018 and December 31, 2017. The troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the three months and nine months ended September 30, 2018 and 2017. There are no commitments to lend additional funds to borrowers whose loans have been restructured.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in the third quarter of 2018 primarily reflected updated mortality assumptions on universal life (“UL”) and variable universal life (“VUL”) insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking to DAC in the third quarter of 2017 primarily reflected improved persistency and mortality on UL and VUL insurance products and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation.
The balances of and changes in DAC were as follows:

	2018	2017
	(in millions)
Balance at January 1	$2,639	$2,611
Capitalization of acquisition costs	192	173
Amortization, excluding the impact of valuation assumptions review	(166)	(154)
Amortization, impact of valuation assumptions review	33	12
Impact of change in net unrealized (gains) losses on securities	95	(18)
Balance at September 30	$2,793	$2,624

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2018	2017
	(in millions)
Balance at January 1	$273	$301
Capitalization of sales inducement costs	2	3
Amortization, excluding the impact of valuation assumptions review	(26)	(27)
Amortization, impact of valuation assumptions review	—	(1)
Impact of change in net unrealized (gains) losses on securities	16	1
Balance at September 30	$265	$277

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2018		December 31, 2017
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,499		$9,934
Variable annuity fixed sub-accounts	5,127		5,166
VUL/UL insurance	3,057		3,047
Indexed universal life (“IUL”) insurance	1,649		1,384
Other life insurance	689		720
Total policyholder account balances	20,021		20,251

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	(125)	(2)	463
Variable annuity guaranteed minimum accumulation benefits (“GMAB”)	(83)	(3)	(80)	(3)
Other annuity liabilities	26		78
Fixed annuity life contingent liabilities	1,464		1,484
Life and disability income insurance	1,219		1,221
Long term care insurance	4,997		4,896
VUL/UL and other life insurance additional liabilities	807		688
Total future policy benefits	8,305		8,750
Policy claims and other policyholders’ funds	150		177
Total policyholder account balances, future policy benefits and claims	$28,476		$29,178

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.

(2)	Includes the fair value of GMWB embedded derivatives that was a net asset as of September 30, 2018 reported as a contra liability.

(3)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both September 30, 2018 and December 31, 2017 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(in millions)
Variable annuity	$74,317	$75,174
VUL insurance	7,338	7,352
Other insurance	33	34
Total	$81,688	$82,560

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2018				December 31, 2017
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$61,379	$59,441	$12	67	$61,418	$59,461	$9	66
Five/six-year reset	8,504	5,781	11	66	8,870	6,149	12	66
One-year ratchet	6,215	5,864	19	69	6,548	6,187	11	69
Five-year ratchet	1,471	1,416	1	65	1,563	1,506	1	65
Other	1,126	1,107	63	72	1,099	1,075	50	72
Total — GMDB	$78,695	$73,609	$106	67	$79,498	$74,378	$83	66

GGU death benefit	$1,105	$1,055	$129	70	$1,118	$1,067	$133	70

GMIB	$208	$192	$7	69	$233	$216	$7	69

GMWB:
GMWB	$2,252	$2,245	$1	72	$2,508	$2,500	$1	71
GMWB for life	44,871	44,776	217	68	44,375	44,259	129	67
Total — GMWB	$47,123	$47,021	$218	68	$46,883	$46,759	$130	67

GMAB	$2,762	$2,758	$—	59	$3,086	$3,083	$—	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2018		December 31, 2017
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,499	66	$6,460	65

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	3	—	(478)	(49)	59
Paid claims	(3)	(1)	—	—	(22)
Balance at September 30, 2017	$16	$7	$539	$(73)	$471

Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	5	—	(588)	(3)	171
Paid claims	(4)	—	—	—	(19)
Balance at September 30, 2018	$18	$6	$(125)	$(83)	$641

(1)	The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2018	December 31, 2017
	(in millions)
Mutual funds:
Equity	$44,968	$46,038
Bond	22,846	23,529
Other	6,059	5,109
Total mutual funds	$73,873	$74,676

10. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of September 30, 2018 and December 31, 2017, the Company has pledged $53 million and $43 million, respectively, of agency residential mortgage backed securities and nil and $8 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both September 30, 2018 and December 31, 2017 was $50 million. The remaining maturity of outstanding repurchase agreements was less than three months as of September 30, 2018 and less than one month as of December 31, 2017. The weighted average annualized interest rate on repurchase agreements held as of September 30, 2018 and December 31, 2017 was 2.3% and 1.4%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $788 million and $750 million as of September 30, 2018 and December 31, 2017, respectively. The amount of the Company’s liability including accrued interest as of September 30, 2018 and December 31, 2017 was $151 million and $150 million, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of September 30, 2018 and less than four months as of December 31, 2017. The weighted average annualized interest rate on outstanding borrowings as of September 30, 2018 and December 31, 2017 was 2.3% and 1.5%, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$11,729	$950	$12,679
Residential mortgage backed securities	—	2,842	65	2,907
Commercial mortgage backed securities	—	3,638	—	3,638
State and municipal obligations	—	1,278	—	1,278
Asset backed securities	—	671	—	671
Foreign government bonds and obligations	—	298	—	298
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,456	1,015	21,472
Equity securities	1	—	—	1
Cash equivalents	—	635	—	635
Other assets:
Interest rate derivative contracts	—	609	—	609
Equity derivative contracts	87	2,544	—	2,631
Foreign exchange derivative contracts	—	43	—	43
Credit derivative contracts	—	7	—	7
Total other assets	87	3,203	—	3,290
Separate account assets at net asset value (“NAV”)				81,688	(1)
Total assets at fair value	$89	$24,294	$1,015	$107,086

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$4	$11	$15
IUL embedded derivatives	—	—	684	684
GMWB and GMAB embedded derivatives	—	—	(686)	(686)	(2)
Total policyholder account balances, future policy benefits and claims	—	4	9	13	(3)
Other liabilities:
Interest rate derivative contracts	1	601	—	602
Equity derivative contracts	13	3,005	—	3,018
Foreign exchange derivative contracts	—	27	—	27
Total other liabilities	14	3,633	—	3,647
Total liabilities at fair value	$14	$3,637	$9	$3,660

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,161	$1,072	$13,233
Residential mortgage backed securities	—	2,924	87	3,011
Commercial mortgage backed securities	—	3,569	—	3,569
State and municipal obligations	—	1,314	—	1,314
Asset backed securities	—	728	—	728
Foreign government bonds and obligations	—	299	—	299
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,995	1,159	22,155
Cash equivalents	—	1,030	—	1,030
Other assets:
Interest rate derivative contracts	—	1,081	—	1,081
Equity derivative contracts	62	2,305	—	2,367
Foreign exchange derivative contracts	1	34	—	35
Total other assets	63	3,420	—	3,483
Separate account assets at NAV				82,560	(1)
Total assets at fair value	$64	$25,445	$1,159	$109,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(4)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(5)
Other liabilities:
Interest rate derivative contracts	1	414	—	415
Equity derivative contracts	5	2,666	—	2,671
Foreign exchange derivative contracts	—	23	—	23
Credit derivative contracts	—	2	—	2
Total other liabilities	6	3,105	—	3,111
Total liabilities at fair value	$6	$3,110	$552	$3,668

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $178 million of individual contracts in a liability position and $864 million of individual contracts in an asset position as of September 30, 2018.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(370) million cumulative increase (decrease) to the embedded derivatives as of September 30, 2018.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position as of December 31, 2017.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(399) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2017.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities					Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2018	$998	$69	$12	$10	$1,089	$2
Total gains (losses) included in:
Net income	—	—	—	—	—	(2)	(1)
Other comprehensive income	(2)	—	—	—	(2)	—
Settlements	(46)	(1)	—	—	(47)	—
Transfers out Level 3	—	(3)	(12)	(10)	(25)	—
Balance, September 30, 2018	$950	$65	$—	$—	$1,015	$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$—	$—	$—	$—	$—	$(2)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2018	$8	$620		$(425)		$203
Total (gains) losses included in:
Net income	—	55	(2)	(344)	(1)	(289)
Issues	3	24		90		117
Settlements	—	(15)		(7)		(22)
Balance, September 30, 2018	$11	$684		$(686)		$9

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2018	$—	$55	(2)	$(347)	(1)	$(292)

	Available-for-Sale Securities: Fixed Maturities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2017	$1,190	$89	$—	$11	$1,290		$—
Total gains (losses) included in:
Net income	1	—	—	—	1	(3)	—
Other comprehensive income	(1)	1	—	—	—		—
Purchases	38	—	35	—	73		—
Settlements	(82)	(1)	—	—	(83)		—
Transfers into Level 3	—	—	—	—	—		1
Transfers out of Level 3	—	—	—	(11)	(11)		—
Balance, September 30, 2017	$1,146	$89	$35	$—	$1,270		$1

Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$1	$—	$—	$—	$1	(3)	$—

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2017	$527		$272		$799
Total (gains) losses included in:
Net income	35	(2)	(309)	(1)	(274)
Issues	26		84		110
Settlements	(11)		(2)		(13)
Balance, September 30, 2017	$577		$45		$622

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2017	$35	(2)	$(307)	(1)	$(272)

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,072	$87	$—	$—	$1,159		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(3)	(3)	(1)
Other comprehensive income	(28)	1	—	—	(27)		—
Purchases	15	—	12	10	37		3
Settlements	(108)	(5)	—	—	(113)		—
Transfers out of Level 3	—	(18)	(12)	(10)	(40)		—
Balance, September 30, 2018	$950	$65	$—	$—	$1,015		$—

Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$(1)	$—	$—	$—	$(1)	(3)	$(3)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552
Total (gains) losses included in:
Net income	—	56	(2)	(875)	(1)	(819)
Issues	11	65		257		333
Settlements	—	(38)		(19)		(57)
Balance, September 30, 2018	$11	$684		$(686)		$9

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2018	$—	$56	(2)	$(868)	(1)	$(812)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2017	$1,157	$115	$—	$13	$1,285		$—
Total gains (losses) included in:
Net income	1	—	—	—	1	(3)	—
Other comprehensive income	1	1	—	—	2		—
Purchases	96	67	35	49	247		—
Settlements	(109)	(5)	—	(13)	(127)		—
Transfers into Level 3	—	—	—	11	11		5
Transfers out of Level 3	—	(89)	—	(60)	(149)		(4)
Balance, September 30, 2017	$1,146	$89	$35	$—	$1,270		$1

Changes in unrealized gains (losses) relating to assets held at September 30, 2017	$1	$—	$—	$—	$1	(3)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078
Total (gains) losses included in:
Net income	75	(2)	(798)	(1)	(723)
Issues	70		238		308
Settlements	(32)		(9)		(41)
Balance, September 30, 2017	$577		$45		$622

Changes in unrealized (gains) losses relating to liabilities held at September 30, 2017	$75	(2)	$(771)	(1)	$(696)

(1)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(2)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(3) Included in net investment income in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(58) million and $(37) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended September 30, 2018 and 2017, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(10) million and $(91) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the nine months ended September 30, 2018 and 2017, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$949	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	-	2.4%	1.2%
IUL embedded derivatives	$684	Discounted cash flow	Nonperformance risk (1)	83 bps
Indexed annuity embedded derivatives	$11	Discounted cash flow	Surrender rate	0.0%	-	50.0%
			Nonperformance risk (1)	83 bps
GMWB and GMAB embedded derivatives	$(686)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	36.0%
			Surrender rate	0.1%	-	73.4%
			Market volatility (3)	3.7%	-	15.5%
			Nonperformance risk (1)	83 bps

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,070	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	-	2.3%	1.1%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk (1)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	-	42.0%
			Surrender rate	0.1%	-	74.7%
			Market volatility (3)	3.7%	-	16.1%
			Nonperformance risk (1)	71 bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Available-for-Sale Securities and Equity Securities
When available, the fair value of securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from third-party pricing services, non-binding broker quotes, or other model-based valuation techniques. Level 1 securities includes U.S. Treasuries and equity securities. Level 2 securities primarily include corporate bonds, residential mortgage backed securities, commercial mortgage backed securities, state and municipal obligations, asset backed securities and foreign government securities. The fair value of these Level 2 securities is based on a market approach with prices obtained from third-party pricing services. Observable inputs used to value these securities can include, but are not limited to, reported trades, benchmark yields, issuer spreads and non-binding broker quotes. Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and commercial mortgage backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities and commercial mortgage backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. In addition to the general pricing controls, the Company reviews the broker prices to ensure that the broker quotes are reasonable and, when available, compares prices of privately issued securities to public issues from the same issuer to ensure that the implicit illiquidity premium applied to the privately placed investment is reasonable considering investment characteristics, maturity, and average life of the investment.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates. See Note 14 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2018 and December 31, 2017. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2018 and December 31, 2017. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $132 million and $166 million as of September 30, 2018 and December 31, 2017, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,540	$—	$—	$2,479	$2,479
Policy loans	854	—	—	805	805
Other investments	407	—	384	25	409

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,786	$—	$—	$9,846	$9,846
Short-term borrowings	201	—	201	—	201
Other liabilities	75	—	—	72	72
Separate account liabilities at NAV	371				371	(1)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,619	$—	$—	$2,616	$2,616
Policy loans	845	—	—	801	801
Other investments	408	—	373	36	409

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Short-term borrowings	200	—	200	—	200
Other liabilities	123	—	—	119	119
Separate account liabilities at NAV	369				369	(1)

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

12.
Insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life Insurance Company received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. As of September 30, 2018 and December 31, 2017, application of this permitted practice resulted in an increase (decrease) to RiverSource Life Insurance Company’s statutory surplus of approximately $377 million and $(3) million, respectively.

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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,263	$—	$3,263	$(2,850)	$(396)	$(4)	$13
OTC cleared	10	—	10	(9)	—	—	1
Exchange-traded	17	—	17	(1)	—	—	16
Total derivatives	$3,290	$—	$3,290	$(2,860)	$(396)	$(4)	$30

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,440	$—	$3,440	$(2,599)	$(736)	$(88)	$17
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	$3,483	$—	$3,483	$(2,615)	$(736)	$(88)	$44

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,636	$—	$3,636	$(2,850)	$(44)	$(742)	$—
OTC cleared	9	—	9	(9)	—	—	—
Exchange-traded	2	—	2	(1)	—	—	1
Total derivatives	3,647	—	3,647	(2,860)	(44)	(742)	1
Repurchase agreements	51	—	51	—	—	(51)	—
Total	$3,698	$—	$3,698	$(2,860)	$(44)	$(793)	$1

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,095	$—	$3,095	$(2,599)	$(1)	$(492)	$3
OTC cleared	15	—	15	(15)	—	—	—
Exchange-traded	1	—	1	(1)	—	—	—
Total derivatives	3,111	—	3,111	(2,615)	(1)	(492)	3
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,161	$—	$3,161	$(2,615)	$(1)	$(542)	$3

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$58,424	$609	$602	$64,790	$1,081	$415
Equity contracts	53,666	2,631	3,018	56,649	2,367	2,671
Credit contracts	859	7	—	715	—	2
Foreign exchange contracts	4,141	43	27	3,996	35	23
Other contracts	1,349	—	—	450	—	—
Total non-designated hedges	118,439	3,290	3,647	126,600	3,483	3,111

Embedded derivatives
GMWB and GMAB (3)	N/A	—	(686)	N/A	—	(49)
IUL	N/A	—	684	N/A	—	601
Indexed annuities	N/A	—	15	N/A	—	5
Total embedded derivatives	N/A	—	13	N/A	—	557
Total derivatives	$118,439	$3,290	$3,660	$126,600	$3,483	$3,668
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2018 included $178 million of individual contracts in a liability position and $864 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2018 and December 31, 2017, investment securities with a fair value of $5 million and $89 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $5 million and $89 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2018 and December 31, 2017, the Company had sold, pledged, or rehypothecated nil of these securities. In addition, as of both September 30, 2018 and December 31, 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2018
Interest rate contracts	$—	$(206)
Equity contracts	34	(210)
Credit contracts	—	4
Foreign exchange contracts	—	—
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	261
IUL embedded derivatives	(40)	—
Total gain (loss)	$(6)	$(153)

Nine Months Ended September 30, 2018
Interest rate contracts	$—	$(740)
Equity contracts	37	(308)
Credit contracts	—	22
Foreign exchange contracts	—	(1)
Other contracts	—	(4)
GMWB and GMAB embedded derivatives	—	637
IUL embedded derivatives	(18)	—
Total gain (loss)	$19	$(394)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2017
Interest rate contracts	$—	$15
Equity contracts	18	(241)
Credit contracts	—	(3)
Foreign exchange contracts	—	1
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	227
IUL embedded derivatives	(24)	—
Total gain (loss)	$(6)	$(3)

Nine Months Ended September 30, 2017
Interest rate contracts	$—	$63
Equity contracts	50	(859)
Credit contracts	—	(22)
Foreign exchange contracts	—	(27)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	569
IUL embedded derivatives	(43)	—
Total gain (loss)	$7	$(278)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Certain annuity contracts contain GMWB or GMAB provisions, which guarantee the right to make limited partial withdrawals each contract year regardless of the volatility inherent in the underlying investments or guarantee a minimum accumulation value of consideration received at the beginning of the contract period, after a specified holding period, respectively. The GMAB and non-life contingent GMWB provisions are considered embedded derivatives, which are bifurcated from their host contracts for valuation purposes and reported on the Consolidated Balance Sheets at fair value with changes in fair value reported in earnings. The Company economically hedges the exposure related to GMAB and non-life contingent GMWB provisions using options (equity index, interest rate swaptions, etc.), swaps (interest rate, total return, etc.) and futures.
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2018:

	Premiums Payable	Premiums Receivable
	(in millions)
2018 (1)	$51	$31
2019	274	169
2020	197	130
2021	168	118
2022	206	198
2023-2026	494	59
Total	$1,390	$705
(1) 2018 amounts represent the amounts payable and receivable for the period from October 1, 2018 to December 31, 2018.
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
Cash Flow Hedges
During the nine months ended September 30, 2018, the Company held no derivatives that were designated as cash flow hedges.
As of September 30, 2018, the Company expects to reclassify nil of deferred losses on derivative instruments from AOCI to earnings during the next 12 months that will be recorded in net investment income. These were originally losses on derivative instruments related to interest rate swaptions. During the nine months ended September 30, 2018 and 2017, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the nine months ended September 30, 2018 and 2017, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 15 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2018 and December 31, 2017, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $409 million and $299 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2018 and December 31, 2017 was $409 million and $296 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2018 and December 31, 2017 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $3 million, respectively.
15. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(89)	$19	$(70)	$52	$(18)	$34
Reclassification of net securities (gains) losses included in net income (2)	(4)	1	(3)	(3)	1	(2)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	28	(6)	22	(61)	22	(39)
Net unrealized securities gains (losses)	(65)	14	(51)	(12)	5	(7)
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	—	—	—	1	—	1
Net unrealized derivatives gains (losses)	—	—	—	1	—	1
Total other comprehensive income (loss)	$(65)	$14	$(51)	$(11)	$5	$(6)

	Nine Months Ended September 30,
	2018			2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized securities gains (losses):
Net unrealized securities gains (losses) arising during the period (1)	$(832)	$177	$(655)	$245	$(85)	$160
Reclassification of net securities (gains) losses included in net income (2)	(14)	3	(11)	(34)	12	(22)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	347	(73)	274	(168)	59	(109)
Net unrealized securities gains (losses)	(499)	107	(392)	43	(14)	29
Net unrealized derivatives gains (losses):
Reclassification of net derivative (gains) losses included in net income (3)	1	—	1	4	(1)	3
Net unrealized derivatives gains (losses)	1	—	1	4	(1)	3
Other	—	—	—	(1)	—	(1)
Total other comprehensive income (loss)	$(498)	$107	$(391)	$46	$(15)	$31

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
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, July 1, 2018	$117		$—	$(1)	$116
OCI before reclassifications	(48)		—	—	(48)
Amounts reclassified from AOCI	(3)		—	—	(3)
Total OCI	(51)		—	—	(51)
Balance, September 30, 2018	$66	(1)	$—	$(1)	$65

Balance, January 1, 2018	$458		$(1)	$(1)	$456
OCI before reclassifications	(381)		—	—	(381)
Amounts reclassified from AOCI	(11)		1	—	(10)
Total OCI	(392)		1	—	(391)
Balance, September 30, 2018	$66	(1)	$—	$(1)	$65

	Net Unrealized Securities Gains		Net Unrealized Derivatives Gains	Other	Total
	(in millions)
Balance, July 1, 2017	$497		$(2)	$(1)	$494
OCI before reclassifications	(5)		—	—	(5)
Amounts reclassified from AOCI	(2)		1	—	(1)
Total OCI	(7)		1	—	(6)
Balance, September 30, 2017	$490	(1)	$(1)	$(1)	$488

Balance, January 1, 2017	$461		$(4)	$—	$457
OCI before reclassifications	51		—	(1)	50
Amounts reclassified from AOCI	(22)		3	—	(19)
Total OCI	29		3	(1)	31
Balance, September 30, 2017	$490	(1)	$(1)	$(1)	$488

(1) Includes nil and $2 million of noncredit related impairments on securities and net unrealized securities gains (losses) on previously impaired securities as of September 30, 2018 and September 30, 2017, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Income Taxes
In December of 2017, the Tax Act reduced federal income tax rates from 35% to 21% for tax years after 2017. The Company’s effective tax rate was (4.2)% and 11.8% for the three months ended September 30, 2018 and 2017, respectively. The Company’s effective tax rate was 4.3% and 9.4% for the nine months ended September 30, 2018 and 2017, respectively.
The effective tax rate for the three months ended September 30, 2018 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, the dividends received deduction, an $8 million benefit related to the Internal Revenue Service’s (“IRS”) acceptance of a change in tax accounting method and foreign tax credits. The effective tax rate for the nine months ended September 30, 2018 is lower than the statutory rate as a result tax preferred items including low income housing tax credits, the dividends received deduction and foreign tax credits.
The effective tax rate for the three months ended September 30, 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits. The effective tax rate for the nine months ended September 30, 2017 was lower than the statutory rate as a result of tax preferred items including the dividends received deduction and low income housing tax credits, as well as a $20 million benefit in the first quarter of 2017 related to an out-of-period correction for a reversal of a tax reserve.
The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the prior period is primarily due to the reduced federal income tax rate, a decrease in pretax income and an $8 million benefit related to the IRS’s acceptance of a change in tax accounting method, partially offset by a decrease in the dividends received deduction.
The decrease in the effective tax rate for the nine months ended September 30, 2018 compared to the prior year period is primarily due to the reduced federal income tax rate and an increase in low income housing and foreign tax credits, partially offset by a decrease in the dividends received deduction and a $20 million benefit in the first quarter of 2017 related to an out-of-period correction for a reversal of a tax reserve.
As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act. However, the Company was able to provide reasonable estimates of the Tax Act’s impact; accordingly, the Company recorded a provisional tax amount of $136 million to remeasure certain deferred tax assets and liabilities as of December 31, 2017. In the third quarter of 2018, the Company finalized its accounting related to the Tax Act and determined no adjustment were necessary.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $10 million, net of federal benefit, which will expire beginning December 31, 2018.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $12 million and $11 million as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018 and December 31, 2017, the Company had $16 million and $14 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $6 million and $5 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2018 and December 31, 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. Based on the current audit position of the Company, it is estimated that the total amount of gross unrecognized tax benefits may decrease by approximately $10 million in the next 12 months primarily due to resolution of audits and statute expirations.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months and nine months ended September 30, 2018. The Company recognized a net increase (decrease) of $(1) million and $1 million in interest and penalties for the three months and nine months ended September 30, 2017, respectively. As of both September 30, 2018 and December 31, 2017, the Company had a payable of $1 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the first quarter of 2018, the Company received cash settlements for final resolution of the 2008 through 2010 IRS audits. In the third quarter of 2018, Ameriprise Financial reached an agreement with IRS appeals to resolve the 2012 and 2013 audit. Accordingly, Ameriprise Financial’s IRS audits are effectively settled through 2013. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2014 and 2015. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2016.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of September 30, 2018 and December 31, 2017, the estimated liability was $13 million and $14 million, respectively. As of both September 30, 2018 and December 31, 2017, the related premium tax asset was $12 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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
Consolidated Results of Operations for the Nine Months Ended September 30, 2018 and 2017
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2018	2017
	(in millions)
Revenues
Premiums	$296	$304	$(8)	(3)%
Net investment income	757	797	(40)	(5)
Policy and contract charges	1,579	1,427	152	11
Other revenues	313	296	17	6
Net realized investment gains	14	31	(17)	(55)
Total revenues	2,959	2,855	104	4

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,134	920	214	23
Interest credited to fixed accounts	499	509	(10)	(2)
Amortization of deferred acquisition costs	133	142	(9)	(6)
Other insurance and operating expenses	512	527	(15)	(3)
Total benefits and expenses	2,278	2,098	180	9
Pretax income	681	757	(76)	(10)
Income tax provision	29	71	(42)	(59)
Net income	$652	$686	$(34)	(5)%
NM Not Meaningful.
Overall
Net income decreased $34 million or 5% to $652 million for the nine months ended September 30, 2018 compared to $686 million for the prior year period. Pretax income decreased $76 million or 10% to $681 million for the nine months ended September 30, 2018 compared to $757 million for the prior year period primarily reflecting the impact of unlocking, partially offset by equity market appreciation.
In the third quarter of the year, management updated its market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of insurance and annuity valuation assumptions relative to

RIVERSOURCE LIFE INSURANCE COMPANY

current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. Management also reviewed its active life future policy benefit reserve adequacy for its long term care (“LTC”) business in the third quarter.
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the nine months ended September 30:

Pretax Increase (Decrease)	2018	2017
	(in millions)
Policy and contract charges	$78	$(47)
Total revenues	78	(47)

Benefits, claims, losses and settlement expenses:
LTC loss recognition	51	57
Unlocking impact	113	(139)
Total benefits, claims, losses and settlement expenses	164	(82)
Amortization of deferred acquisition costs	(33)	(12)
Total benefits and expenses	131	(94)
Pretax income	$(53)	$47
The following market impacts were significant drivers of the period-over-period change in pretax income:

•
The impact on deferred acquisition costs (“DAC”), deferred sales inducement costs (“DSIC”) and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $39 million ($12 million for DAC, $3 million for DSIC and $24 million for insurance features in non-traditional long-duration contracts) for the nine months ended September 30, 2018 compared to a benefit of $63 million ($27 million for DAC, $6 million for DSIC and $30 million for insurance features in non-traditional long-duration contracts) for the prior year period.

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $102 million for the nine months ended September 30, 2018 compared to an expense of $142 million for the prior year period.

•
The market impact on indexed universal life benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $8 million for the nine months ended September 30, 2018 compared to an expense of $16 million for the prior year period.

The Company’s variable annuity account balances increased 1% to $79.4 billion as of September 30, 2018 compared to the prior year period due to equity market appreciation, partially offset by net outflows of $3.4 billion.
The Company’s fixed deferred annuity account balances declined 7% to $8.9 billion as of September 30, 2018 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down.
Revenues
Net investment income decreased $40 million or 5% to $757 million for the nine months ended September 30, 2018 compared to $797 million for the prior year period reflecting a decrease in investment income on fixed maturities due to lower average invested assets and continued low interest rates.
Policy and contract charges increased $152 million or 11% to $1.6 billion for the nine months ended September 30, 2018 compared to $1.4 billion for the prior year period primarily due to the impact of unlocking and an increase in variable annuity guaranteed benefit rider charges driven by higher average fee rates on variable annuity guarantee sales and sales in the prior year where the fees start on the first anniversary date, partially offset by a $10 million expense related to a modification of costs within a reinsurance contract. Policy and contract charges for the nine months ended September 30, 2018 included a $78 million favorable impact from unlocking compared to a $47 million unfavorable impact in the prior year period. The primary driver of the unlocking impact to policy and contract charges for the nine months ended September 30, 2018 was higher projected gains on reinsurance contracts resulting from unfavorable mortality experience on universal life (“UL”) and variable universal life (“VUL”) insurance products. The primary driver of the unlocking impact to policy and contract charges for the prior year period was lower projected gains on reinsurance contracts resulting from favorable mortality experience on UL and VUL insurance products.
Other revenues increased $17 million or 6% to $313 million for the nine months ended September 30, 2018 compared to $296 million for the prior year period due to higher fees on variable annuities driven by higher average separate account balances. Average variable annuity account balances increased $2.6 billion or 4% from the prior year period due to equity market appreciation partially offset by net outflows.

RIVERSOURCE LIFE INSURANCE COMPANY

Net realized investment gains were $14 million for the nine months ended September 30, 2018 compared to $31 million for the prior year period. For the nine months ended September 30, 2018, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $14 million. For the nine months ended September 30, 2017, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $34 million partially offset by a loss of $4 million related to the intent to sell residential mortgage loans.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $214 million or 23% to $1.1 billion for the nine months ended September 30, 2018 compared to $920 million for the prior year period primarily reflecting the following items:

•
The nine months ended September 30, 2018 included a $113 million expense from unlocking compared to a $139 million benefit in the prior year period. The unlocking impact for the third quarter of 2018 primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The unlocking impact for the third quarter of 2017 primarily reflected a benefit from updates to market-related inputs to the living benefit valuation.

•	An $18 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was a benefit of $27 million for the nine months ended September 30, 2018 compared to a benefit of $36 million for the prior year period.

•
A $51 million expense from loss recognition on LTC insurance products in the third quarter of 2018 compared to a $57 million expense in the third quarter of 2017. The loss recognition in both periods was primarily due to unfavorable morbidity experience, partially offset by approved, pending and future expected premium increases.

•
A $62 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $60 million for the nine months ended September 30, 2018 compared to an unfavorable impact of $122 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $16 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $186 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits, a favorable $174 million change in the market impact on variable annuity guaranteed living benefits reserves, and an unfavorable $4 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2018 compared to a benefit for the prior year period.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a benefit for the nine months ended September 30, 2018 compared to an expense in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the nine months ended September 30, 2018 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year period.

•	A $15 million decrease in disability income claims, partially offset by a $4 million increase in life claims.
Amortization of DAC decreased $9 million or 6% to $133 million for the nine months ended September 30, 2018 compared to $142 million for the prior year period primarily reflecting the following items:

•
The impact of unlocking was a benefit of $33 million for the nine months ended September 30, 2018 compared to a benefit of $12 million for the prior year period. The impact of unlocking in the third quarter of 2018 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking in the third quarter of 2017 primarily reflected improved persistency and mortality on UL and VUL insurance products and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation.

•
The DAC offset to the market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC amortization) was a benefit of $9 million for the nine months ended September 30, 2018 compared to a benefit of $18 million for the prior year period.

•
The impact on DAC from actual versus expected market performance was a benefit of $12 million for the nine months ended September 30, 2018 compared to a benefit of $27 million for the prior year period.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $7 million.

RIVERSOURCE LIFE INSURANCE COMPANY

Income Taxes
The Company’s effective tax rate was 4.3% for the nine months ended September 30, 2018 compared to 9.4% for the prior year period. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through September 30, 2020 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.5 billion and 5.2%, respectively, as of September 30, 2018. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.9 billion and had a weighted average yield of 3.4% as of September 30, 2018. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2018 was approximately 4.1%.
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
The variable annuity guarantees continue to be managed by utilizing a hedging program which attempts to match the sensitivity of the assets with the sensitivity of the liabilities. This approach works with the premise that matched sensitivities will produce a highly effective hedging result. The Company’s comprehensive hedging program focuses mainly on first order sensitivities of assets and liabilities: Equity Market Level (Delta), Interest Rate Level (Rho) and Volatility (Vega). Additionally, various second order sensitivities are managed. The Company uses various options (equity index, interest rate swaptions, etc.), swaps (interest rate, total return, etc.) and futures to manage risk exposures. The exposures are measured and monitored daily and adjustments to the hedge portfolio are made as necessary.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2018:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(88)	$—	$(88)
DAC and DSIC amortization (1) (2)	(123)	—	(123)
Variable annuity riders:
GMDB and GMIB (2)	(29)	—	(29)
GMWB	(373)	231	(142)
GMAB	(16)	17	1
DAC and DSIC amortization (3)	N/A	N/A	(8)
Total variable annuity riders	(418)	248	(178)
Macro hedge program (4)	—	24	24
Indexed annuities	2	(2)	—
Indexed universal life insurance	76	(72)	4
Total	$(551)	$198	$(361)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(31)	$—	$(31)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	766	(532)	234
GMAB	14	(9)	5
DAC and DSIC amortization (3)	N/A	N/A	(36)
Total variable annuity riders	780	(541)	203
Macro hedge program (4)	—	(1)	(1)
Indexed annuities	—	—	—
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	65	—	65
Indexed universal life insurance	121	3	124
Total	$935	$(539)	$360
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and indexed universal life insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and indexed universal life insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2018. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $261 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2018 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both September 30, 2018 and December 31, 2017 was $50 million, which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of September 30, 2018, the Company had estimated maximum borrowing capacity of $5.9 billion under the FHLB facility, of which $151 million was outstanding and is collateralized with commercial mortgage backed securities.

RIVERSOURCE LIFE INSURANCE COMPANY

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
The Company’s LTC insurance has two distinct blocks. The Company’s older generation nursing home indemnity LTC policies were written between 1989 and 1999 and represent half of its policies. As of September 30, 2018, this block had approximately $90 million in gross in-force annual premium and future policyholder benefits and claim reserves of $1.3 billion, net of reinsurance, which was 56% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 81 and the average attained age of policyholders on claim is 87. Fifty-five percent of the policies in this block have lifetime benefits.
The Company’s second generation comprehensive reimbursement LTC polices were written from 1997 until 2002. This block has higher premiums per policy than the nursing home indemnity LTC policies. Thirty-eight percent of the policies in this block have lifetime benefits. The average attained age is 75 overall and the average age of those on claim is 83 for this block. As of September 30, 2018, this block had approximately $116 million in gross in-force annual premium and future policyholder benefits and claim reserves of $1.0 billion, net of reinsurance.
The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach to steadily increasing rates since 2005, with cumulative rate increases of 139% on its nursing home indemnity LTC block and 64% on its comprehensive reimbursement LTC block. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. As of December 31, 2017, the Company had 29,000 policies that were closed with claim activity, as well as 8,000 open claims. The Company applies this experience to its in-force policies, which were 112,000 as of December 31, 2017, at a very granular level by issue year, attained age and benefit features. The Company’s statutory reserves are approximately $370 million higher than its GAAP reserves and includes margins for key assumptions like morbidity and mortality, as well as $180 million in asset adequacy reserves. Lastly, the Company has prudently managed its investment portfolio by maintaining a liquid, investment grade portfolio that is currently in a net unrealized gain position.
Further discussion of the Company’s LTC business and review process of reserves is included in its 2017 10-K.
Capital Activity
Dividends paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Cash dividends paid to Ameriprise Financial	$550	$700
Cash dividends received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	48	50
Cash dividends received from RiverSource Tax Advantaged Investments, Inc.	45	20
Cash dividends received from RiverSource REO 1, LLC (1)	2	—
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	September 30, 2018	December 31, 2017	December 31, 2017
	(in millions)
RiverSource Life Insurance Company	$2,883	$2,451	$562
RiverSource Life Insurance Co. of NY	245	269	36
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

•
experience deviations from the Company’s assumptions regarding morbidity, mortality, persistency and premium rate increases in certain annuity and insurance products (including, but not limited to, variable annuities and long term care policies), or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates or asset yield assumed in the Company’s loss recognition testing of its long term care business;

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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2018.
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

101
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Equity for the three months and nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 5, 2018	By:	/s/ John R. Woerner
John R. Woerner
Chairman and President

Date:	November 5, 2018	By:	/s/ Brian J. McGrane
Brian J. McGrane
Executive Vice President and
Chief Financial Officer