Form 10-K
period 2018-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2019-02-27
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2019
Common Stock (par value $30 per share)	100,000 Shares
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
Nearly all of RiverSource Life’s business is sold through the retail channel of Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.
Annuities: Product Features and Risks
RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFSI. In 2018, sales for annuities sold through AFSI were $4.9 billion, of which $4.5 billion were for variable annuity sales and $400 million were for fixed annuity sales. In 2018, RiverSource Life had total sales for fixed annuities through third-party distributors of $6 million.
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
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. The underlying investment account options may include funds offered under affiliated trust funds, as well as variable portfolio funds offered through unaffiliated companies. Some variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% as of December 31, 2018.
Contract purchasers can choose to add optional benefits to their contracts for an additional fee, including but not limited to, certain guaranteed minimum death benefits (individually, “GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a guaranteed minimum accumulation benefit (“GMAB”). Approximately 99% of RiverSource Life’s overall variable annuity assets include a GMDB and approximately 63% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB. In general, these features can help protect contractholders and beneficiaries from a shortfall in death benefits, accumulation value or lifetime income due to a decline in the value of their underlying investment accounts.
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
Fixed Annuities
RiverSource Life’s fixed deferred annuity products provide a contractholder with contract value that increases by a fixed or indexed interest rate. RiverSource Life periodically resets rates at its discretion subject to certain contract terms establishing guaranteed minimum interest crediting rates. Revenues for RiverSource Life’s fixed deferred annuity products are primarily earned as net investment income on assets supporting fixed account balances with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% as of December 31, 2018. New contracts issued provide guaranteed minimum interest rates in compliance with state laws. Immediate annuity products provide a contractholder a guaranteed fixed income payment for life or the term of the contract.

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
RiverSource Life’s sales of individual life insurance in 2018, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 79% universal life, 19% variable universal life and 2% traditional life. RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. Reinsurance is utilized by RiverSource Life to mitigate this risk.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include funds offered under affiliated trust funds, an index-linked option, as well as variable portfolio funds offered through unaffiliated companies. Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2% to 4.5% as of December 31, 2018. RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance charges.
Universal Life Insurance and Traditional Whole Life Insurance
Universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource Life’s universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates. Universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% as of December 31, 2018. Approximately 15% of the face amount of RiverSource Life’s in force life insurance is universal life, which includes IUL, as described below. Certain universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. Approximately 25% of in force universal life contains a secondary guarantee that generates an additional liability.
RiverSource Life’s IUL insurance products provide lifetime insurance protection and asset growth through index-linked interest crediting. IUL is similar to universal life insurance in that it provides life insurance coverage and cash value that increases as a result of credited interest as well as a minimum guaranteed credited rate of interest.
RiverSource Life previously discontinued new sales of traditional whole life insurance; however, RiverSource Life continues to service existing policies. RiverSource Life’s in force traditional whole life insurance policies combine a death benefit with a cash value that generally increases gradually over a period of years.
Term Life Insurance
Term life insurance provides a death benefit but it does not build up cash value. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, RiverSource Life cannot raise premium rates (even if claims experience deteriorates and it would then make sense to raise premium rates as a result). At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value.
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

Nursing home indemnity LTC policies provide a predefined daily benefit when the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. RiverSource Life’s older generation nursing home indemnity LTC policies were written between 1989 and 1999 and represent half of its policies.
Comprehensive reimbursement LTC policies provide a predefined maximum daily benefit when the insured is confined to a nursing home covering a variety of LTC expenses including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. RiverSource Life’s second generation comprehensive reimbursement LTC policies were written from 1997 until 2002.
RiverSource Life’s closed block LTC was sold on a guaranteed renewable basis which allows it to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage, and benefit increase option and are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. RiverSource Life develops its assumptions based on its own claims and persistency experience. In line with the market, RiverSource Life has pursued nationwide premium rate increases for many years and expects to continue to pursue rate increases over the next several years. In general, since very little of RiverSource Life’s LTC business is subject to rate stability regulation, RiverSource Life has followed a policy of pursuing smaller, more frequent increases rather than single large increases in order to align policyholder and shareholder objectives. RiverSource Life also provides policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
For more information regarding LTC, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management’s Narrative Analysis - Liquidity and Capital Resources.”
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
The interest rates credited to policyholders’ and contractholders’ fixed accounts generally reset towards new business rates, although the majority are currently being credited the guaranteed minimum interest rate. Margins may be positively impacted by increases in the general level of interest rates. Conversely, in a low interest rate environment, margins may be negatively impacted as the interest rates available on RiverSource Life’s invested assets are near or below guaranteed minimum interest rates on the insurance policies or annuity contracts in force. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or pre-payable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment.
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
RiverSource Life receives payments from its affiliates, CMIA and Columbia Wanger Asset Management, LLC, for providing an opportunity to educate the financial advisors of its affiliate, AFSI, that sell RiverSource Life’s products as well as product and marketing personnel to support the offer, sale and servicing of funds within RiverSource Life’s variable annuity and life products. RiverSource Life also receives payments from its affiliate, Columbia Management Investment Services Corp., for providing customer support, contract servicing and administrative services for affiliated mutual funds. In addition, RiverSource Life receives payments from its affiliate, Columbia Management Investment Distributors, Inc., to reimburse it for costs incurred in providing distribution-related services to mutual funds that are available as underlying investments in its variable annuity and variable life insurance products.
In addition to the revenues described above, RiverSource Life receives payments for unaffiliated companies’ mutual funds included as investment options under its variable annuity and variable life insurance products.
The payments from affiliates and unaffiliated mutual funds are generally based on a fixed rate applied, as a percentage, to the market value of assets invested.
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
In addition to being regulated by the Minnesota Department of Commerce, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends or distributions and investment activities) may be subject to pre-approval and/or continuing evaluation by the regulators.
All states require participation in insurance guaranty associations which assess fees to insurance companies in order to fund claims of policyholders and contractholders of insolvent insurance companies subject to statutory limits. These assessments are generally based on a member insurer’s proportionate share of all premiums written by member insurers in the state during a specified period prior to an insurer’s insolvency. See Note 21 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding guaranty association assessments.
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
RiverSource Life Insurance Company would be subject to various levels of regulatory intervention should its total adjusted statutory capital fall below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2018:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$675	$3,382	501%
RiverSource Life of NY	40	266	661
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
A significant portion of RiverSource Life’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of RiverSource Life’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The Department of Labor (“DOL”) published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary when providing investment advice to tax qualified accounts. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the DOL’s regulations in its entirety. The Fifth Circuit’s decision became effective when it issued its mandate on June 21, 2018.
While the DOL’s fiduciary regulation has been vacated, the SEC has proposed its own best interest standard that would apply to recommendations made by financial advisors who work on a commission basis. Furthermore, New York and several other states have either issued their own fiduciary rules or are considering doing so and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has updated its professional standards of conduct to include a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any final regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
Certain aspects of RiverSource Life’s business are subject to comprehensive legal requirements by different functional regulators concerning the use and protection of personal information, including client information. This includes rules adopted pursuant to the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, and an ever increasing number of state laws and regulations such as the New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies and the California Consumer Privacy Act of 2018. RiverSource Life continues its efforts to safeguard the data entrusted to it in accordance with applicable laws and internal data protection policies, including taking steps to reduce the potential for identity theft or other improper use or disclosure of personal information, while seeking to collect only the data that is necessary to properly achieve its business objectives and to best serve its clients.
In addition, upon conversion of RiverSource Life’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial will be subject to ongoing supervision by the Board of Governors for the Federal Reserve System (“FRB”), including supervision and prudential standards, such as capital, liquidity and operational risk monitoring by management. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in insurance and business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, will need to remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (“CRA”). Failure to meet one or more of certain requirements and regulations would mean, depending on the requirements not met and any accord then reached with the FRB, that until cured Ameriprise Financial (and therefore RiverSource Life) could not undertake new activities, continue certain activities, or make certain acquisitions.
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
See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.
Item1A. Risk Factors
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
RiverSource Life’s financial condition and results of operations may be materially affected by market fluctuations and by economic and other factors. Such factors, which can be global, national, regional or local in nature, include: (i) political, social, economic and market conditions; (ii) the availability and cost of capital; (iii) the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; (iv) technological changes and events; (v) U.S. and foreign government fiscal and tax policies; (vi) U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; (vii) the availability and cost of credit; (viii) inflation; (ix) investor sentiment and confidence in the financial markets; (x) terrorism and armed conflicts; and (xi) natural disasters such as weather catastrophes and widespread health emergencies. In addition, during periods of unfavorable market or economic conditions, the level of consumer investing and insuring activity may also decrease, which may negatively impact the results of RiverSource Life’s business. Moreover, fluctuations in economic and market activity could impact the way then-existing customers allocate their available resources, which could affect RiverSource Life’s persistency, surrender and product cash value loan experience and could negatively impact its business.
Declines and volatility in U.S. and global market conditions have impacted RiverSource Life’s business in the past and may do so again. RiverSource Life’s business has been, and in the future may be, adversely affected by U.S. and global capital market and credit crises, the repricing of credit risk, equity market volatility and decline, and stress or recession in the U.S. and global economies generally.
Downturns and volatility in equity markets may have, and have in the past had, an adverse effect on RiverSource Life’s financial condition and results of operations. In addition, market downturns and volatility (as well as general regulatory or economic uncertainty) may cause, and have caused, potential new purchasers of RiverSource Life’s products to limit purchases of or to refrain from purchasing RiverSource Life’s variable annuities and variable universal life insurance products that have returns linked to the performance of the equity markets. Downturns and uncertainty may also cause contractholders in annuity products and policyholders in insurance products to withdraw cash values from those products. Downturns and volatility may also have an adverse effect on the performance of RiverSource Life’s investment portfolio. In addition, market downturns and volatility in equity markets may cause, and have caused, RiverSource Life to accelerate amortization of deferred acquisition costs (“DAC”), which increases its expenses and reduces its net income.
Additionally, downturns and volatility in equity markets can have, and have had, an adverse effect on RiverSource Life’s asset-based revenues because the value of equity-based separate account assets will be reduced.
The GMAB and the non-life contingent benefits associated with GMWB provisions offered with certain RiverSource Life variable annuities create obligations which are carried at fair value separately from the underlying host variable annuity contract. Changes in the fair value of these GMAB and GMWB obligations are recorded through earnings with fair value calculated by estimating the present value of future benefits, less applicable fees, using actuarial models, which simulate various economic scenarios. Changes in interest rates, equity prices and/or equity market volatility may impact the fair value of the GMAB and GMWB liabilities. Although RiverSource Life typically hedges against such changes, a significant change in either equity price levels or equity market volatility may result in a net adverse impact to current period financial statements. Further, RiverSource Life’s cost of hedging these guarantees has increased as a result of low interest rates and volatility in the equity markets and broad-based market and regulatory-driven changes in the collateral requirements of hedge trading counterparties. In addition, heightened volatility creates greater uncertainty for future hedging effectiveness.
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
RiverSource Life’s liquidity needs are satisfied primarily through its reserves and the cash generated by its operations. RiverSource Life believes the level of cash and securities it maintains, combined with expected cash inflows from investments and operations, is adequate to meet anticipated short-term and long-term payment obligations. In the event current resources are insufficient to satisfy RiverSource Life’s needs, it may access financing sources from its parent holding company, its other affiliates or third parties. The availability of additional financing would depend on a variety of factors such as market conditions, the availability of liquidity from RiverSource Life’s parent or other affiliates, the general availability of credit, the overall availability of credit to the financial services industry, RiverSource Life’s credit ratings and credit capacity, as well as the possibility that customers or potential third-party lenders could develop a negative perception of RiverSource Life’s long- or short-term financial prospects if it incurs large investment losses or if the level of its business activity decreases due to a market downturn. Similarly, RiverSource Life’s access to funds may be rendered more costly or impaired if regulatory authorities or rating organizations take actions against it. Also, transfers of cash or other assets from RiverSource Life’s parent or other affiliates must comply with the applicable revolving credit agreements and may be subject to the prior approval of (or notice to) state insurance regulators.
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
RiverSource Life operates in an intensely competitive industry. RiverSource Life competes based on a number of factors including name recognition, service, investment performance, product offerings and features, price, perceived financial strength, and claims-paying ability ratings. RiverSource Life’s competitors include insurers, asset managers and other financial institutions. RiverSource

Life may face competitors that have greater market share, offer a broader range of products, have greater financial resources or have higher claims-paying ability ratings than RiverSource Life does. Some of RiverSource Life’s competitors may possess or acquire intellectual property rights that could provide a competitive advantage to them in certain markets or for certain products, which could make it difficult for RiverSource Life to introduce new products and services. Some of RiverSource Life’s competitors’ proprietary products or technology could be similar to its own, and this could result in disputes that could impact RiverSource Life’s financial condition or results of operations. In addition, over time, certain sectors of the financial services industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms or distribution firms are seeking to limit the breadth of product offerings in order to simplify their regulatory and risk management. This convergence could result in RiverSource Life’s competitors gaining greater resources and RiverSource Life may experience downward pressures on its pricing and market share as a result of these factors and as some of RiverSource Life’s competitors seek to increase market share by reducing prices.
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
RiverSource Life believes that investment performance is an important factor in the growth of its variable annuity and variable life insurance business. Poor investment performance could impair revenues and earnings, as well as RiverSource Life’s prospects for growth, because RiverSource Life’s ability to attract funds from existing and new clients might diminish and existing clients might withdraw assets from RiverSource Life’s variable products in favor of better performing products of other companies, which would result in lower revenues. Poor investment performance could also result in additional benefits paid under certain annuity products (such as variable annuity living benefits and death benefits).
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
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2018, 4% of RiverSource Life’s fixed maturity securities had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.
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
The elimination of London Inter-Bank Offered Rate (“LIBOR”) may adversely affect the interest rates on and value of certain derivatives and floating rate securities RiverSource Life holds, the activities RiverSource Life conducts, and any other assets or liabilities whose value is tied to LIBOR.
On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, it remains unclear if, how and in what form, LIBOR will continue to exist. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for RiverSource Life and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which RiverSource Life has exposure or the activities in its business will vary depending on: (i) existing fallback provisions in individual contracts; and (ii) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities RiverSource Life holds, the activities RiverSource Life conducts in its business, and any other assets or liabilities (as well as contractual rights and obligations) whose value is tied to LIBOR. The value or profitability of these products and instruments, and RiverSource Life’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 18% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2018. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
The failure of other insurers could require RiverSource Life to pay higher assessments to state insurance guaranty funds.
RiverSource Life Insurance Company and RiverSource Life of NY are required by law to be a member of the guaranty fund association in every state where they are licensed to do business. In the event of insolvency of one or more unaffiliated insurance companies, RiverSource Life could be adversely affected by the requirement to pay assessments to the guaranty fund associations. Uncertainty and volatility in the U.S. economy and financial markets in recent years, plus the repercussions of a heightened regulatory environment, have weakened or may weaken the financial condition of numerous insurers, including insurers currently in receiverships, increasing the risk of triggering guaranty fund assessments. For more information regarding assessments from guaranty fund associations, see Note 21 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
If the counterparties to RiverSource Life’s reinsurance arrangements or to the derivative instruments it uses to hedge its business risks default or otherwise fail to fulfill their obligations, RiverSource Life may be exposed to risks it had sought to mitigate, which could adversely affect its financial condition and results of operations.
RiverSource Life uses reinsurance to mitigate its risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K - “Business - Reinsurance.” Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders and contractholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit and performance risk with respect to its reinsurers, including Genworth Life Insurance Company with whom RiverSource Life finalized various confidential enhancements in July 2016 that have been shared, in the normal course of regular reviews, with RiverSource Life’s domiciliary regulator and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have a material adverse effect on RiverSource Life’s financial condition and results of operations. See Note 2 and Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding reinsurance.
In addition, RiverSource Life uses a variety of derivative instruments (including options, swaps and futures) with a number of counterparties to hedge business risks. The amount and breadth of exposure to derivative counterparties, as well as the cost of derivative instruments, have increased significantly in connection with RiverSource Life’s strategies to hedge guaranteed benefit obligations under its variable annuity products. If RiverSource Life’s counterparties fail to honor their obligations under the derivative instruments in a timely manner, RiverSource Life’s hedges of the related risk will be ineffective. That failure could have a material adverse effect on RiverSource Life’s financial condition and results of operations. This risk of failure of RiverSource Life’s hedge transactions from counterparty default may be increased by capital market volatility.
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
The risk that RiverSource Life’s claims experience may differ significantly from its pricing assumptions is particularly significant for its LTC insurance products, notwithstanding RiverSource Life’s ability to implement future price increases with regulatory approvals. As with life insurance, LTC insurance policies provide for long-duration coverage and, therefore, its actual claims experience will emerge over many years. However, as a relatively new product in the market, LTC insurance does not have the extensive claims experience history of life insurance, and, as a result, RiverSource Life’s ability to forecast future claim rates for LTC insurance is more limited than for life insurance. RiverSource Life has sought to moderate these uncertainties to some extent by partially reinsuring LTC policies at the time the policies were underwritten and limiting its present stand-alone LTC insurance offerings to policies underwritten fully by unaffiliated third-party insurers and also RiverSource Life has implemented rate increases on certain in force policies. Certain estimates and assumptions used in setting RiverSource Life’s LTC reserves (which is an inherently uncertain and complex process) are described in Item 1 of this Annual Report on Form 10-K - “Business - Insurance: Product Features and Risks - Long Term Care Insurance.” RiverSource Life may be required to implement additional rate increases in the future and may or may not receive regulatory approval for the full extent and timing of any rate increases that RiverSource Life may seek.
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
The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct of employees, AFSI’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage RiverSource Life’s reputation among existing and potential clients, employees and distributors. Reputations may take decades to build, and any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
RiverSource Life’s reputation is also dependent on its continued identification of, and mitigation against, conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between RiverSource Life’s position as a manufacturer of insurance and annuity products and the position of AFSI, the distributor of these products. RiverSource Life and its affiliated entities have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest. However, identifying and appropriately addressing conflicts of interest is complex and RiverSource Life’s reputation could be damaged if it fails, or appears to fail, to address conflicts of interest appropriately. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make RiverSource Life’s clients less willing to enter into transactions in which such a conflict may occur, which would adversely affect RiverSource Life’s business.
RiverSource Life’s operational systems and networks have been, and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client or employee information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third-party technology systems and networks to process, transmit and store information including sensitive client and proprietary information, and to conduct business activities and transactions with clients, distributors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks, appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of RiverSource Life’s business operations, including RiverSource Life’s reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these centrally controlled systems and networks; however, RiverSource Life and its affiliates routinely face and address such threats. For example, in past years, RiverSource

Life and its affiliates and other financial institutions experienced distributed denial of service attacks intended to disrupt the centrally controlled systems that provide RiverSource Life’s clients’ online systems and information. While RiverSource Life has been able to detect and respond to these incidents to date without loss of client assets or information, RiverSource Life enhanced its security capabilities and cybersecurity incident response manual and will continue to assess its ability to monitor for, detect, prevent, mitigate, respond to and recover from such threats. In addition to the foregoing, RiverSource Life’s experiences with cybersecurity and technology threats have included phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. The number of attempted phishing attacks increased substantially in 2018 and RiverSource Life does not expect a reduction in the future as they are low-cost scams for their purveyors. Any successful breaches or interference (as well as attempted breaches or interference) by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, reputation, financial condition or results of operations.
RiverSource Life and its affiliates are subject to international, federal and state regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and procedures designed to protect sensitive client, employee, contractor and vendor information and respond to cybersecurity incidents. RiverSource Life and its affiliates have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee or service provider error or malfeasance. RiverSource Life’s affiliates have implemented policies that require AFSI’s independent franchisee advisors who locally control their own technology operations to do the same. RiverSource Life and its affiliates also contractually require third-party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with access to RiverSource Life’s systems and information pertaining to RiverSource Life’s business or its clients, to meet certain physical and information security standards. RiverSource Life’s affiliates recommend through policies that AFSI’s independent franchisee advisors do the same with their facilities, systems and third-party vendors. Changes in RiverSource Life’s client base or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in its systems, networks and data security and response measures. While accessing RiverSource Life’s products and services, RiverSource Life’s customers may use computers and other devices that sit outside of its security control. RiverSource Life’s affiliates through AFSI’s independent franchisee advisors provide tips for clients regarding safe online practices but cannot be sure clients will adopt some or all such advice. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the security and response measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain.
Despite the measures RiverSource Life and its affiliates have taken and may in the future take to address and mitigate cybersecurity, privacy and technology risks, RiverSource Life cannot assure that the systems and networks of RiverSource Life and its affiliates will not be subject to successful attacks, breaches or interference. Nor can RiverSource Life assure that parties its affiliates do not control will comply with RiverSource Life and its affiliates’ policies and procedures in this regard, or that clients will engage in safe online practices. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of RiverSource Life’s proprietary information or RiverSource Life’s client or employee personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of clients or other damage to its business. While RiverSource Life maintains cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect it against all cybersecurity-related losses. Furthermore, RiverSource Life may be subject to indemnification costs and liability to third parties if RiverSource Life breaches any confidentiality obligations regarding vendor data or for losses related to the data. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to RiverSource Life’s business, reputation, financial condition, or results of operations. Even if RiverSource Life successfully protected its technology infrastructure and the confidentiality of sensitive data and conduct appropriate incident response, RiverSource Life may incur significant expenses in connection with its responses to any such attacks as well as the adoption, implementation and maintenance of appropriate security measures. RiverSource Life could also suffer harm to its business and reputation if attempted security breaches are publicized regardless of whether or not harm was actually done to any client or client information or employee or employee information. RiverSource Life cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in its systems or third-party systems RiverSource Life uses, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with its products and services.
Protection from system interruptions and operating errors is important to RiverSource Life’s business. If RiverSource Life experienced a sustained interruption to its telecommunications or data processing systems or other failure in operational execution, it could harm its business.
Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, or to operate compliance or risk management functions, causing harm to its business and reputation and resulting in loss of customers or revenue. Interruptions could be caused by operational failures arising from service provider or employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology. RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software equipment or systems and other events beyond its control. Although RiverSource Life has developed and maintains a comprehensive business continuity plan and cybersecurity incident response manual that covers potential disruptions to centrally controlled systems and platforms and requires key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed in the event of an actual event or crisis. Further, RiverSource Life cannot control the execution of any business continuity or incident response plans implemented by its service providers.
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions and other services, and faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. For example, most of RiverSource Life’s applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for all mainframe, mid-range, computing network and storage operations, which includes a portion of RiverSource Life’s web hosting operations, and RiverSource Life is subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint or flawed response could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.
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
Some of the changes resulting from rules and regulations called for under the Dodd-Frank Act could present operational challenges and increase costs. For example, in the area of derivatives, higher margin and capital requirements, coupled with more restrictive collateral rules, could impact RiverSource Life’s ability to effectively manage and hedge risk. Ultimately, these complexities and increased costs could have an impact on RiverSource Life’s ability to offer cost-effective and innovative insurance products to its clients.
A significant portion of RiverSource Life’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. As a provider of products and services to tax-qualified retirement accounts, certain aspects of RiverSource Life’s business fall within the compliance oversight of the Departments of Labor and Treasury, particularly regarding the enforcement of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the tax reporting requirements applicable to such accounts. The DOL published regulations in April 2016 that expanded the scope of who is considered an ERISA fiduciary when providing investment advice to tax qualified accounts. However, on March 15, 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the DOL’s regulations in its entirety. The Fifth Circuit’s decision became effective when it issued its mandate on June 21, 2018. While the DOL’s fiduciary regulation has been vacated, the SEC has proposed its own best interest standard that would apply to recommendations made by financial advisors who work on a commission basis. Furthermore, New York and several other states have either issued their own fiduciary rules, or are considering doing so, and those rules may extend to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has updated its professional standards of conduct to include a fiduciary standard that applies to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any final regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual was effective for companies domiciled in adopted states on January 1, 2017. Minnesota adopted the valuation manual in 2016 and New York adopted the valuation manual in December 2018 to be effective January 2020. RiverSource Life Insurance Company and RiverSource Life of NY have developed an implementation plan and expect to report principles-based reserves for the majority of new business issued in 2019. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life or its competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the domiciliary regulators or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see Item 1 of this Annual Report on Form 10-K — “Regulation.”
State-level laws continue to evolve. Most recently, California passed its California Consumer Privacy Act of 2018, which is set to be effective on January 1, 2020. However, it has been amended multiple times since is passage, and the rulemaking process has only just started. Only when the final rules are published will RiverSource Life have a concrete idea about how they will get enforced, and RiverSource Life may not have a lot of time to implement changes prior to the effective date. Other states may follow suit and promulgate their own privacy legislation.
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
In addition, upon conversion of RiverSource Life’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial will be subject to ongoing supervision by the FRB, including supervision and prudential standards, such as capital, liquidity and operational risk monitoring by management. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in insurance and business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank will need to remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the CRA. Failure to meet one or more of these requirements would mean, depending on the requirements not met and any accord then reached with the FRB, that until cured Ameriprise Financial (and therefore RiverSource Life) could not undertake new activities, continue certain activities, or make certain acquisitions.
Changes in the supervision and regulation of the financial industry could materially impact RiverSource Life’s business.
The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Accordingly, while certain elements of these reforms could be changed under the Trump administration (such as through the May 2018 legislation that loosened aspects of the Dodd-Frank Act), the full impact of the Dodd-Frank Act or other new regulation on RiverSource Life, the financial industry and the economy cannot be known until such rules and regulations have been finalized, and, in some cases, implemented over time.
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

In recent years, other national and international authorities have also proposed measures intended to increase the intensity of regulation of financial institutions, requiring greater coordination among regulators and efforts to harmonize regulatory regimes. These measures have included enhanced RBC requirements, leverage limits, liquidity and transparency requirements, single counterparty exposure limits, governance requirements for risk management, stress-test requirements, debt-to-equity limits for certain companies, early remediation procedures, resolution and recovery planning and guidance for maintaining appropriate risk culture.
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
RiverSource Life prepares financial statements in accordance with U.S. generally accepted accounting principles. The Financial Accounting Standards Board, the SEC, and other regulators often change the financial accounting and reporting standards governing the preparation of RiverSource Life’s financial statements. In addition, the conduct of RiverSource Life’s independent registered public accounting firm is overseen by the Public Company Accounting Oversight Board (“PCAOB”). These and other regulators may make additional inquiries regarding, or change their application of, existing laws and regulations regarding RiverSource Life’s independent auditor, financial statements or other financial reports and the possibility of such additional inquiries or changes is increasing in frequency in connection with broader market reforms. These changes are difficult to predict, and could impose additional governance, internal control and disclosure demands. In some cases, RiverSource Life could be required to apply a new or revised standard retroactively, resulting in RiverSource Life restating prior period financial statements. It is possible that the changes could have a material adverse effect on RiverSource Life’s financial condition and results of operations. For example, PricewaterhouseCoopers LLP (“PwC”) informed RiverSource Life that it has identified a potential issue related to its independence under Rule 2-01(c)(1)(ii)(A) of Regulation S-X (referred to as the “Loan Rule”). The Loan Rule prohibits accounting firms, such as PwC, from being deemed independent if they have certain financial relationships with their audit clients or certain affiliates of those clients. Pursuant to the SEC’s application of the Loan Rule, PwC has advised RiverSource Life that certain relationships between PwC and its lenders who also are record owners of various funds in the Columbia Threadneedle family of funds (collectively, the “Columbia Threadneedle Funds”) or certain other entities within the Ameriprise Financial investment company complex, may implicate the Loan Rule. On June 20, 2016, the Staff of the SEC issued a “no-action” letter confirming that it would not recommend that the SEC commence enforcement action against an unrelated fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. The SEC Staff stated that the relief under the letter was temporary and would expire 18 months after the issuance of the letter and on September 22, 2017, the SEC subsequently issued a letter extending the no-action relief until the SEC amends the Loan Rule to address concerns expressed in the no-action letter. On May 2, 2018, the SEC proposed amendments to the Loan Rule, which, if adopted as proposed, would refocus the analysis that must be conducted to determine whether an audit firm is independent when the audit firm has a lending relationship with certain shareholders of an audit firm client at any time during an audit or professional engagement period. However, these amendments have not yet been finalized. If it was determined that PwC was not independent, or RiverSource Life does not receive some form of exemptive relief, among other things, the financial statements audited by PwC and the interim financial statements reviewed by PwC may have to be audited and reviewed, respectively, by another independent registered public accounting firm. PwC has advised RiverSource Life that, based on its knowledge and analyses of RiverSource Life’s facts and circumstances, it is not aware of any facts that would preclude reliance by RiverSource Life, its affiliates and other entities within the Ameriprise Financial investment company complex on the no-action letter. PwC has also affirmed to RiverSource Life that they are able to exercise objective and impartial judgment in their audits of RiverSource Life, its affiliates and the Columbia Threadneedle Funds, are independent accountants within the meaning of PCAOB Rule 3520 Auditor Independence and in their view can continue to serve as RiverSource Life’s independent registered public accounting firm. RiverSource Life has considered disclosures made to it by PwC of lending relationships described by PwC, PwC’s representation that it is independent within the meaning of the PCAOB Rule 3520, and representations made to Ameriprise Financial’s Audit Committee (which is also RiverSource Life’s Audit Committee) by PwC that PwC believes that a reasonable investor possessing all the facts regarding the lending relationships and audit relationships would conclude that PwC is able to exhibit the requisite objectivity and impartiality to report on River Source Life’s financial statements as the independent registered public accounting firm. Based on the foregoing, RiverSource Life does not believe that PwC is incapable of exercising objective and impartial judgment with respect to audit services provided to RiverSource Life.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
RiverSource Life Insurance Company owns and leases office space in Minneapolis, Minnesota. RiverSource Life of NY rents office space in Albany, New York. RiverSource Life believes that the facilities it occupies are suitable and adequate.
Item 3. Legal Proceedings
For a discussion of any material legal proceedings, see Note 21 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of RiverSource Life Insurance Company’s outstanding common stock is owned by Ameriprise Financial, Inc. There is no established public trading market for RiverSource Life Insurance Company’s common stock.
For discussion regarding RiverSource Life Insurance Company’s payment of dividends or distributions and restrictions on those payments, see Item 7 of this Annual Report on Form 10-K - “Management’s Narrative Analysis - Capital Activity” and Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. See Note 14 to the Consolidated Financial Statements for discussion of the fair value of Available-for-Sale securities.
Financial markets are subject to significant movements in valuation and liquidity, which can impact the Company’s ability to liquidate and the selling price that can be realized for its securities and increases the use of judgment in determining the estimated fair value of certain investments. The Company evaluates its Available-for-Sale securities and certain other investments for impairment on a quarterly basis. The methodology and factors considered to determine impairments is discussed further in Note 2 to the Consolidated Financial Statements.
Deferred Acquisition Costs
See Note 2 to the Consolidated Financial Statements for discussion of the Company’s deferred acquisition costs (“DAC”) accounting policy.
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
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts). Changes in these assumptions can be offsetting and the Company is unable to predict their movement or offsetting impact over time. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The effect on the DAC balance that would result from the realization of unrealized gains (losses) on securities is recognized with an offset to accumulated other comprehensive income on the Consolidated Balance Sheets.
The client asset value growth rates are the rates at which variable annuity and VUL insurance contract values invested in separate accounts are assumed to appreciate in the future. The rates used vary by equity and fixed income investments. The long-term client asset value growth rates are based on assumed gross annual returns of 9% for equity funds and 6.9% for fixed income funds. The Company typically uses a five-year mean reversion process as a guideline in setting near-term equity fund growth rates based on a long-term view of financial market performance as well as recent actual performance. The suggested near-term equity fund growth rate is reviewed quarterly to ensure consistency with management’s assessment of anticipated equity market performance.

A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(26)	$(70)	$(96)

Decrease in future near-term equity fund growth returns by 100 basis points	$(24)	$(43)	$(67)
Decrease in future long-term equity fund growth returns by 100 basis points	(18)	(33)	(51)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(42)	$(76)	$(118)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For traditional long-duration products (including traditional life and disability income (“DI”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing is inadequate. Projection periods used for the Company’s traditional life insurance are up to 30 years. Projection periods for DI products are up to 45 years. The Company may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and the expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. See Note 11 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Variable Annuities
The Company has approximately $72 billion of variable annuity account value that has been issued over a period of more than 50 years. The diversified variable annuity block consists of $27 billion of account value with no living benefit guarantees and $45 billion of account value with living benefit guarantees, primarily guaranteed minimum withdrawal benefit (“GMWB”) provisions. The business is predominately issued through the Ameriprise Financial Services, Inc. (“AFSI”) financial advisor network. The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (“GMDB”) provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as gain gross-up (“GGU”) benefits. In addition, the Company offers contracts with GMWB and guaranteed minimum accumulation benefit (“GMAB”) provisions and, until May 2007, the Company offered contracts containing guaranteed minimum income benefit (“GMIB”) provisions. See Note 11 to the Consolidated Financial Statements for further discussion of variable annuity contracts.
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
At least annually, the Company performs a thorough policyholder behavior analysis to validate the assumptions included in its benefit reserve, embedded derivative and DAC balances. The variable annuity assumptions and resulting reserve computations reflect multiple policyholder variables. Differentiation in assumptions by policyholder age, existence of surrender charges, guaranteed withdrawal utilization, and tax qualification are examples of factors recognized in establishing management’s assumptions used in reserve calculations. The extensive data derived from the Company’s variable annuity block informs management in confirming previous assumptions and revising the variable annuity behavior assumptions. Changes in assumptions are governed by a review and approval process to ensure an appropriate measurement of all impacted financial statement balances.
See the table in the previous discussion of “Deferred Acquisition Costs” for the estimated impact to benefits and claims expense related to variable annuity and VUL insurance contracts resulting from a decrease of 100 basis points in separate account fund growth rate assumptions.
Embedded Derivatives
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
See Note 14 to the Consolidated Financial Statements for information regarding the fair value measurement of embedded derivatives.
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

For further details on the types of derivatives the Company uses and how it accounts for them, see Note 2, Note 14 and Note 18 to the Consolidated Financial Statements. For discussion of the Company’s market risk exposures and hedging program and related sensitivity testing, see Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”
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
See Note 20 to the Consolidated Financial Statements for additional information on income taxes and the Company’s valuation allowance.
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
Policy and Contract Charges
Policy and contract charges include mortality and expense risk fees and certain other charges assessed on annuities and UL and VUL insurance, which consist of cost of insurance charges (net of reinsurance premiums and cost of reinsurance for UL insurance products), administrative and surrender charges and distribution fees from affiliated funds underlying the Company’s variable annuity and VUL products.
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

Amortization of DAC
Direct sales commissions and other costs capitalized as DAC are amortized over time. For annuity and UL/VUL contracts, DAC are amortized based on projections of EGPs over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.
Other Insurance and Operating Expenses
Other insurance and operating expenses include expenses allocated to the Company from its parent, Ameriprise Financial, Inc. (“Ameriprise Financial”), for the Company’s share of compensation, professional and consultant fees and expenses associated with information technology and communications, facilities and equipment, advertising and promotion and legal and regulatory costs. Also included are commissions, sales and marketing expenses and other operating expenses. These expenses are presented net of acquisition cost deferrals.
Consolidated Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2018	2017
	(in millions)
Revenues
Premiums	$396	$410	$(14)	(3)%
Net investment income	1,023	1,011	12	1
Policy and contract charges	2,081	1,943	138	7
Other revenues	411	400	11	3
Net realized investment gains	10	40	(30)	(75)
Total revenues	3,921	3,804	117	3

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,373	1,239	134	11
Interest credited to fixed accounts	674	656	18	3
Amortization of deferred acquisition costs	255	207	48	23
Other insurance and operating expenses	679	701	(22)	(3)
Total benefits and expenses	2,981	2,803	178	6
Pretax income	940	1,001	(61)	(6)
Income tax provision	35	260	(225)	(87)
Net income	$905	$741	$164	22%
Overall
Net income increased $164 million or 22% to $905 million for the year ended December 31, 2018 compared to $741 million for the prior year. Pretax income decreased $61 million or 6% to $940 million for the year ended December 31, 2018 compared to $1.0 billion for the prior year primarily due to the impact of unlocking.
The Company’s variable annuity account balances declined 10% to $72.0 billion as of December 31, 2018 compared to the prior year due to equity market depreciation and net outflows of $3.3 billion.
The Company’s fixed deferred annuity account balances declined 7% to $8.7 billion as of December 31, 2018 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down.
In the third quarter of the year, management updated its market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. Management also reviewed its active life future policy benefit reserve adequacy for its LTC business in the third quarter.

The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2018	2017
	(in millions)
Policy and contract charges	$78	$(47)
Total revenues	78	(47)

Benefits, claims, losses and settlement expenses:
LTC loss recognition	51	57
Unlocking impact	113	(139)
Total benefits, claims, losses and settlement expenses	164	(82)
Amortization of DAC	(33)	(12)
Total benefits and expenses	131	(94)
Total	$(53)	$47
The following table presents the impact from the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) for the year ended December 31, 2017:

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
Revenues
Total revenues increased $117 million or 3% to $3.9 billion for the year ended December 31, 2018 compared to $3.8 billion for the prior year.
Policy and contract charges increased $138 million or 7% to $2.1 billion for the year ended December 31, 2018 compared to $1.9 billion for the prior year primarily due to the impact from unlocking and an increase in variable annuity guaranteed benefit rider charges driven by higher average fee rates on variable annuity guarantee sales and sales in the prior year where the fees start on the first anniversary date, partially offset by a $7 million expense related to a modification of costs within a reinsurance contract. Policy and contract charges for the year ended December 31, 2018 included a $78 million favorable impact from unlocking compared to $47 million unfavorable impact in the prior year. The primary driver of the unlocking impact to policy and contract charges for the year ended December 31, 2018 was higher projected gains on reinsurance contracts resulting from unfavorable mortality experience on UL and VUL insurance products. The primary driver of the unlocking impact to policy and contract charges for the prior year was lower projected gains on reinsurance contracts resulting from favorable mortality experience on UL and VUL insurance products.
Net realized investment gains were $10 million for the year ended December 31, 2018 compared to $40 million for the prior year. For the year ended December 31, 2018, net realized gains were $9 million on Available-for-Sale securities due to sales, calls and tenders. For the year ended December 31, 2017, net realized gains of $44 million on Available-for-Sale securities due to sales, calls and tenders were partially offset by a net realized loss of $4 million from the sale of the remaining residential mortgage loans.
Benefits and Expenses
Total benefits and expenses increased $178 million or 6% to $3.0 billion for the year ended December 31, 2018 compared to $2.8 billion for the prior year primarily due to the impact of unlocking.

Benefits, claims, losses and settlement expenses increased $134 million, or 11% to $1.4 billion for the year ended December 31, 2018 compared to $1.2 billion for the prior year primarily reflecting the following items:

•
The impact of unlocking was an expense of $113 million for the year ended December 31, 2018 compared to a benefit of $139 million for the prior year. The unlocking impact for the year ended December 31, 2018 primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The unlocking impact for the prior year primarily reflected a benefit from updates to market-related inputs to the living benefit valuation.

•
The impact on DSIC and reserves for insurance features in non-traditional long-duration contracts from actual versus expected market performance was an expense of $12 million for the year ended December 31, 2018 compared to a benefit of $47 million for the prior year.

•	A $25 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.

•
The annual review of LTC active life future policy benefit reserve adequacy in the third quarter resulted in loss recognition of $51 million for the year ended December 31, 2018 compared to $57 million in the prior year. The loss recognition in both periods was primarily due to unfavorable morbidity experience, partially offset by approved, pending and future expected premium increases.

•
A $356 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $250 million for the year ended December 31, 2018 compared to an unfavorable impact of $106 million for the prior year. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $177 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.2 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $1.0 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits and an unfavorable $4 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

▪
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the year ended December 31, 2018 compared to a benefit for the prior year.

▪
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the year ended December 31, 2018 compared to the prior year.

▪
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the year ended December 31, 2018 compared to the prior year.

▪
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net unfavorable impact compared to the prior year.

Amortization of DAC increased $48 million or 23% to $255 million for the year ended December 31, 2018 compared to $207 million for the prior year primarily reflecting the following items:

•	The impact on DAC from actual versus expected market performance was an expense of $21 million for the year ended December 31, 2018 compared to a benefit of $36 million for the prior year.

•	The DAC offset to the market impact on variable annuity guaranteed benefits was an expense of $21 million for the year ended December 31, 2018 compared to a benefit of $19 million for the prior year.

•
The impact of unlocking was a benefit of $33 million for the year ended December 31, 2018 compared to a benefit of $12 million for the prior year. The impact of unlocking for the year ended December 31, 2018 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking for the prior year primarily reflected improved persistency and mortality on UL and VUL insurance products and a $10 million benefit from a correction related to a variable annuity model assumption, partially offset by updates to market-related inputs to the living benefit valuation.

•	The DAC offset to the market impact on IUL benefits was a benefit of $4 million for the year ended December 31, 2018 compared to nil for the prior year.

•	The positive impact on DAC from lower than expected lapses on variable annuities was $10 million.
Income Taxes
The Company’s effective tax rate was 3.7% for the year ended December 31, 2018 compared to 26.0% for the prior year. The decrease in the effective tax rate for the year ended December 31, 2018 compared to the prior year is primarily the result of the decrease in the federal statutory tax rate and a $140 million expense in 2017 due to provisions in the Tax Act and an increase in low income housing credits, partially offset by lower levels of the dividends received deduction.

Fair Value Measurements
The Company reports certain assets and liabilities at fair value; specifically, separate account assets, derivatives, embedded derivatives, most investments and cash equivalents. Fair value assumes the exchange of assets or liabilities occurs in orderly transactions and is not the result of a forced liquidation or distressed sale. The Company includes actual market prices, or observable inputs, in its fair value measurements to the extent available. Broker quotes are obtained when quotes from pricing services are not available. The Company validates prices obtained from third parties through a variety of means such as: price variance analysis, subsequent sales testing, stale price review, price comparison across pricing vendors and due diligence reviews of vendors. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s fair value measurements.
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2018. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $490 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2018 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial, aggregating $996 million. See Note 12 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both December 31, 2018 and 2017 was $50 million which is collateralized with agency residential mortgage backed securities and commercial mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of both December 31, 2018 and 2017, the Company had estimated maximum borrowing capacity of $5.9 billion under the FHLB facility, of which $151 million and $150 million was outstanding as of December 31, 2018 and 2017, respectively, and is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends or distributions to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
In 2009, the Company established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with the Company’s domiciliary regulator and rating agencies. Management believes that this agreement and offsetting non-LTC legacy arrangements with Genworth Financial, Inc. will enable the Company to recover on all net exposure in the event of an insolvency of GLIC.
As of December 31, 2018, the Company’s nursing home indemnity LTC block had approximately $88 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 55% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 81 and the average attained age of policyholders on claim is 87. Fifty-five percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2018, the Company’s comprehensive reimbursement LTC block had approximately $116 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.0 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 76 and the average attained age of policyholders on claim is 84. Thirty-eight percent of daily benefits in force in this block come from policies that have a lifetime benefit period.

The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 140% on its nursing home indemnity LTC block and 66% on its comprehensive reimbursement LTC block as of December 31, 2018. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. As of December 31, 2017, the Company had 29,000 policies that were closed with claim activity, as well as 8,000 open claims. The Company applies this experience to its in force policies, which were 108,000 as of December 31, 2018, at a very granular level by issue year, attained age and benefit features. The Company’s statutory reserves are approximately $403 million higher than its GAAP reserves and include margins for key assumptions like morbidity and mortality, as well as $210 million in asset adequacy reserves as of December 31, 2018. Lastly, the Company has prudently managed its investment portfolio by maintaining a liquid, investment grade portfolio that is currently in a net unrealized gain position.
The Company undertakes an extensive review of active life future policy benefit reserve adequacy annually during the third quarter of each year, or more frequently if appropriate, using current best estimate assumptions as of the date of the review. The annual review process includes an analysis of its key reserve assumptions, including, at this time, those for morbidity, terminations (mortality and lapses), premium rate increases, and investment yields. Because the Company has a rigorous annual review of all key reserve assumptions, the Company believes it is materially less exposed to large one-time reserve adjustments.
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Paid to Ameriprise Financial	$750	$700	$1,000
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	48	50	50
Received from RiverSource Tax Advantaged Investments, Inc.	45	20	15
Received from RiverSource REO 1, LLC (1)	2	—	31
(1) RiverSource REO 1, LLC is a wholly owned subsidiary of RiverSource Life Insurance Company which holds foreclosed mortgage loans and real estate.
For dividends or distributions from the life insurance companies, notifications to state insurance regulators were made in advance of payments in excess of statutorily defined thresholds. See Note 16 to the Consolidated Financial Statements for additional information.
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in millions)
RiverSource Life Insurance Company	$3,382	$2,451	$675	$562
RiverSource Life of NY	266	269	40	36
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.

Contractual Commitments
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations. Estimated cash payments due by period as of December 31, 2018 were as follows:

	Total	2019	2020-2021	2022-2023	2024 and Thereafter
	(in millions)
Insurance and annuities(1)	$50,685	$2,552	$4,921	$4,368	$38,844
Deferred premium options(2)	1,340	274	364	333	369
Affordable housing and other real estate partnerships(3)	59	47	6	4	2
Total	$52,084	$2,873	$5,291	$4,705	$39,215

(1)
These scheduled payments are represented by reserves of approximately $29.4 billion as of December 31, 2018 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability as of December 31, 2018. Actual payment obligations may differ if experience varies from these assumptions. As of December 31, 2018, the projected period for which cash payments will be made is 40 years. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)
The fair value of these commitments included on the Consolidated Balance Sheets was $1.2 billion as of December 31, 2018. See Note 18 to the Consolidated Financial Statements for more information about deferred premium options.

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

Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $50 million as of December 31, 2018. For additional information relating to these contractual commitments, see Note 21 to the Consolidated Financial Statements.
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
The Company has interest rate risk and equity market risk. Interest rate risk can result from investing in assets that do not exactly match the cash flow profile of the liabilities they support. The Company manages interest rate risk through the use of a variety of tools that include managing the duration of investments supporting its fixed annuities and insurance products. Additionally, the Company enters into derivative instruments, such as structured derivatives, options, futures and swaps, which change the interest rate characteristics of client liabilities or investment assets. Because certain of its investment activities are impacted by the value of its managed equity-based portfolios, from time to time the Company enters into risk management strategies that may include the use of equity derivative instruments, such as equity options, to mitigate its exposure to volatility in the equity markets.

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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2018:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(72)	$—	$(72)
DAC and DSIC amortization(1)(2)	(34)	—	(34)
Variable annuity riders:
GMDB and GMIB(2)	(21)	—	(21)
GMWB(2)	(407)	440	33
GMAB	(24)	26	2
DAC and DSIC amortization(3)	N/A	N/A	(7)
Total variable annuity riders	(452)	466	7
Macro hedge program(4)	—	29	29
Indexed annuities	1	(1)	—
IUL insurance	18	(20)	(2)
Total	$(539)	$474	$(72)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(32)	$—	$(32)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	912	(596)	316
GMAB	21	(9)	12
DAC and DSIC amortization(3)	N/A	N/A	(40)
Total variable annuity riders	933	(605)	288
Macro hedge program(4)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
IUL insurance	114	2	116
Total	$1,072	$(604)	$428
N/A Not Applicable.
(1) Market impact on DAC and DSIC amortization resulting from lower projected profits.
(2) For the fourth quarter of 2018, in estimating the impact to pretax income on DAC and DSIC amortization and additional insurance benefit reserves, the Company has adjusted its assumed equity asset growth rates to reflect what management would follow in its mean reversion guidelines.
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
Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, the Company has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has the Company tried to anticipate actions management might take to increase revenues or reduce expenses in these scenarios.
The selection of a 100 basis point interest rate increase as well as a 10% equity price decline should not be construed as a prediction of future market events. Impacts of larger or smaller changes in interest rates or equity prices may not be proportional to those shown for a 100 basis point increase in interest rates or a 10% decline in equity prices.
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of December 31, 2018, the value of these assets was $73.4 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
DAC and DSIC Amortization
For annuity and UL/VUL products, DAC and DSIC are amortized on the basis of EGPs. EGPs are a proxy for pretax income prior to the recognition of DAC and DSIC amortization expense. When events occur that reduce or increase current period EGPs, DAC and DSIC amortization expense is typically reduced or increased as well, somewhat mitigating the impact of the event on pretax income.

Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2018 was $72.0 billion. These contract values include GMWB and GMAB contracts which were $43.0 billion and $2.5 billion, respectively, as of December 31, 2018. As of December 31, 2018, reserves for GMWB were net liabilities of $875 million and reserves for GMAB were net assets of $19 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2018, the reserve for GMDB and GMIB was a net liability of $27 million.
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
The core derivative instruments with which the Company hedges the equity price risk of its GMWB and GMAB provisions are longer dated put and call options; these core instruments are supplemented with equity futures and total return swaps. See Note 18 to the Consolidated Financial Statements for further information on the Company’s derivative instruments.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company’s liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $29.4 billion in policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets as of December 31, 2018, $20.6 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2020 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.3 billion and 5.1%, respectively, as of December 31, 2018. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.9 billion and had a weighted average yield of 3.4% as of December 31, 2018. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2018 was approximately 4.1%.

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
The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2018 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$1.2	$0.4	$0.4	$0.1	$2.1
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	8.4	—	—	—	8.4
4% - 5.00%	5.5	—	—	—	5.5
Total	$15.6	$0.4	$0.4	$0.1	$16.5

Percentage of Account Values That Reset In:
Next 12 months(1)	98%	90%	40%	40%	96%
> 12 months to 24 months(2)	2	2	23	2	2
> 24 months(2)	—	8	37	58	2
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2018, the Company had $20 million in liabilities related to EIAs. The Company discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2018.

Fixed Index Annuities
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company offers S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The contractholder can choose to add a GMWB for life rider for an additional fee. As of December 31, 2018, the Company had $102 million in liabilities related to fixed index annuities.
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
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2018, the Company had $1.5 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2018, the Company’s largest reinsurance credit risk is related to a LTC coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 9 to the Consolidated Financial Statements for additional information on reinsurance.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act or in light of the U.S. Department of Labor’s fiduciary regulations (as well as state and other fiduciary rules, the Securities and Exchange Commission best interest standards, or similar standards such as the Certified Financial Planner Board standards) pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts and related issues;

•	the Company’s investment management performance and consumer acceptance of the Company’s products;

•	effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;

•
changes to the Company’s reputation that may arise from employee or AFSI advisor misconduct, legal or regulatory actions, cybersecurity incidents, improper management of conflicts of interest or otherwise;

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

•
experience deviations from the Company’s assumptions regarding morbidity, mortality, persistency and premium rate increases in certain annuity and insurance products (including, but not limited to, variable annuities and long term care policies), or from assumptions regarding market returns assumed in valuing or unlocking DAC and DSIC or market volatility underlying the Company’s valuation and hedging of guaranteed benefit annuity riders, or from assumptions regarding interest rates or asset yield assumed in the Company’s loss recognition testing of its LTC business;

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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion in Part I, Item 1A in the Company’s 2018 10-K.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 26, 2019

We have served as the Company's auditor since 2010.

RiverSource Life Insurance Company

Consolidated Balance Sheets

	December 31,
	2018	2017
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2018, $21,099; 2017, $20,764)	$21,528	$22,155
Mortgage loans, at amortized cost (less allowance for loan losses: 2018 and 2017, $16)	2,547	2,619
Policy loans	861	845
Other investments	838	900
Total investments	25,774	26,519
Cash and cash equivalents	1,085	1,062
Reinsurance recoverables	3,113	2,876
Other receivables	209	207
Accrued investment income	203	219
Deferred acquisition costs	2,742	2,639
Other assets	3,554	4,358
Separate account assets	73,393	82,560
Total assets	$110,073	$120,440

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,407	$29,178
Short-term borrowings	201	200
Other liabilities	3,500	4,674
Separate account liabilities	73,393	82,560
Total liabilities	106,501	116,612

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	1,058	903
Accumulated other comprehensive income, net of tax	45	456
Total shareholder’s equity	3,572	3,828
Total liabilities and shareholder’s equity	$110,073	$120,440

See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Income

	Years Ended December 31,
	2018	2017 (1)	2016 (1)
	(in millions)
Revenues
Premiums	$396	$410	$417
Net investment income	1,023	1,011	1,128
Policy and contract charges	2,081	1,943	2,000
Other revenues	411	400	390
Net realized investment gains (losses)	10	40	26
Total revenues	3,921	3,804	3,961
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,373	1,239	1,611
Interest credited to fixed accounts	674	656	623
Amortization of deferred acquisition costs	255	207	334
Other insurance and operating expenses	679	701	683
Total benefits and expenses	2,981	2,803	3,251
Pretax income (loss)	940	1,001	710
Income tax provision (benefit)	35	260	24
Net income	$905	$741	$686

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	—
Net impairment losses recognized in net realized investment gains (losses)	$—	$—	$—
(1) Certain prior period amounts have been restated. See Note 1 for more information.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$905	$741	$686
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	(412)	(3)	58
Net unrealized gains (losses) on derivatives	1	3	4
Other	—	(1)	—
Total other comprehensive income (loss), net of tax	(411)	(1)	62
Total comprehensive income	$494	$740	$748
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Shareholder’s Equity

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2016	$3	$2,465	$1,176	$395	$4,039
Comprehensive income:
Net income	—	—	686	—	686
Other comprehensive income (loss), net of tax	—	—	—	62	62
Total comprehensive income					748
Tax adjustment on share-based incentive compensation plan	—	1	—	—	1
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,000)	—	(1,000)
Balances at December 31, 2016	3	2,466	862	457	3,788
Comprehensive income:
Net income	—	—	741	—	741
Other comprehensive income (loss), net of tax	—	—	—	(1)	(1)
Total comprehensive income					740
Cash dividends to Ameriprise Financial, Inc.	—	—	(700)	—	(700)
Balances at December 31, 2017	3	2,466	903	456	3,828
Comprehensive income:
Net income	—	—	905	—	905
Other comprehensive income (loss), net of tax	—	—	—	(411)	(411)
Total comprehensive income					494
Cash dividends to Ameriprise Financial, Inc.	—	—	(750)	—	(750)
Balances at December 31, 2018	$3	$2,466	$1,058	$45	$3,572

See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Cash Flows from Operating Activities
Net income	$905	$741	$686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	37	48	40
Deferred income tax (benefit) expense	(3)	101	5
Contractholder and policyholder charges, non-cash	(368)	(359)	(348)
Loss from equity method investments	64	108	53
Net realized investment (gains) losses	(10)	(40)	(30)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains (losses)	—	—	4
Changes in operating assets and liabilities:
Deferred acquisition costs	1	(35)	55
Policyholder account balances, future policy benefits and claims, net	906	(121)	338
Derivatives, net of collateral	(170)	504	93
Reinsurance recoverables	(212)	(266)	(212)
Other receivables	14	42	(12)
Accrued investment income	16	18	7
Other, net	(1)	(33)	188
Net cash provided by (used in) operating activities	1,179	708	867

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	56	234	297
Maturities, sinking fund payments and calls	2,635	2,491	2,318
Purchases	(3,049)	(2,034)	(3,174)
Proceeds from sales, maturities and repayments of mortgage loans	280	690	783
Funding of mortgage loans	(208)	(439)	(433)
Proceeds from sales and collections of other investments	137	156	156
Purchase of other investments	(217)	(201)	(164)
Purchase of equipment and software	(8)	(9)	(9)
Change in policy loans, net	(16)	(15)	(7)
Advance on line of credit to Ameriprise Financial, Inc.	(273)	(15)	—
Repayment from Ameriprise Financial, Inc. on line of credit	273	15	—
Cash paid for written options with deferred premiums	(131)	(82)	(8)
Cash received from written options with deferred premiums	130	75	76
Other, net	(15)	3	15
Net cash provided by (used in) investing activities	(406)	869	(150)
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,933	$2,059	$2,086
Net transfers from (to) separate accounts	(75)	(157)	127
Surrenders and other benefits	(1,904)	(1,893)	(1,932)
Change in short-term borrowings, net	—	—	(1)
Proceeds from line of credit with Ameriprise Financial, Inc.	10	20	22
Repayments to Ameriprise Financial, Inc. on line of credit	(10)	(20)	(22)
Cash received for purchased options with deferred premiums	254	116	276
Cash paid for purchased options with deferred premiums	(208)	(263)	(320)
Cash dividends to Ameriprise Financial, Inc.	(750)	(700)	(1,000)
Net cash provided by (used in) financing activities	(750)	(838)	(764)
Net increase (decrease) in cash and cash equivalents	23	739	(47)
Cash and cash equivalents at beginning of period	1,062	323	370
Cash and cash equivalents at end of period	$1,085	$1,062	$323

Supplemental Disclosures:
Income taxes paid (received), net	$158	$250	$(120)
Interest paid on borrowings	4	2	1
Non-cash investing activity:
Partnership commitments not yet remitted	1	9	108
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
On January 1, 2018, the Company retrospectively adopted the new accounting standard for revenue recognition. See Note 3 and Note 4 for further information on the new accounting standard and the Company’s revenue from contracts with customers. The impact to the Consolidated Statements of Income for both the years ended December 31, 2017 and 2016 was an increase of $16 million to policy and contract charges and a decrease of $16 million to other revenues.
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
In 2016, the Company recorded an out-of-period correction for a $29 million increase to benefits, claims, losses and settlement expenses related to the claim utilization factor on long term care (“LTC”) reserves.
The impact of these out-of-period corrections was not material to current or prior period financial statements.
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which vary in certain respects from reporting practices prescribed or permitted by state insurance regulatory authorities as described in Note 16. Certain reclassifications of prior period amounts have been made to conform to the current presentation.
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
The Company’s principal products are variable deferred annuities, universal life (“UL”) insurance, including indexed universal life (“IUL”) and variable universal life (“VUL”) insurance, which are issued primarily to individuals. Waiver of premium and accidental death benefit riders are generally available with UL products, in addition to other benefit riders. Variable annuity contract purchasers can choose to add optional benefit riders to their contracts, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefit (“GMAB”) riders.
The Company also offers immediate annuities, fixed deferred annuities, and traditional life and disability income (“DI”) insurance. The Company issues only non-participating life insurance policies which do not pay dividends to policyholders and contractholders.
Nearly all of the Company’s business is sold through the retail channel of Ameriprise Financial Services, Inc. (“AFSI”), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by the Company.
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
Amounts Based on Estimates and Assumptions
Accounting estimates are an integral part of the Consolidated Financial Statements. In part, they are based upon assumptions concerning future events. Among the more significant are those that relate to investment securities valuation and recognition of other-than-temporary impairments, DAC and the corresponding recognition of DAC amortization, valuation of derivative instruments and hedging activities, litigation reserves, future policy benefits and claims reserves and income taxes and the recognition of deferred tax assets and liabilities. These accounting estimates reflect the best judgment of management and actual results could differ.
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
Other Investments
Other investments primarily reflect the Company’s interests in affordable housing partnerships and syndicated loans. As of January 1, 2018, marketable equity securities were reclassified from Available-for-Sale securities to other investments due to the adoption of a new accounting standard on the recognition and measurement of financial instruments. Subsequent to the adoption, marketable equity securities are recorded at fair value with changes in fair value reflected in net investment income. Prior to the adoption, changes in fair value were reflected in AOCI. Affordable housing partnerships are accounted for under the equity method.
Financing Receivables
Mortgage Loans and Syndicated Loans
Mortgage loans, net reflect the Company’s interest in commercial mortgage loans less the related allowance for loan losses. Syndicated loans represent the Company’s investment in below investment grade loan syndications. Mortgage loans and syndicated loans are stated at amortized cost, net of allowances for loan losses. Interest income is accrued on the unpaid principal balances of the loans as earned.
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
See Note 9 for additional information on reinsurance.
Land, Buildings, Equipment and Software
Land, buildings, equipment and internally developed or purchased software are carried at cost less accumulated depreciation or amortization and are reflected within other assets. The Company uses the straight-line method of depreciation and amortization over periods ranging from three to 39 years.
As of December 31, 2018 and 2017, land, buildings, equipment and software were $135 million and $142 million, respectively, net of accumulated depreciation of $174 million and $159 million, respectively. Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 was $15 million, $15 million and $14 million, respectively.
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
See Note 14 for information regarding the Company’s fair value measurement of derivative instruments and Note 18 for the impact of derivatives on the Consolidated Statements of Income.
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
EGPs vary based on persistency rates (assumptions at which contractholders and policyholders are expected to surrender, make withdrawals from and make deposits to their contracts), mortality levels, client asset value growth rates (based on equity and bond market performance), variable annuity benefit utilization and interest margins (the spread between earned rates on invested assets and rates credited to contractholder and policyholder accounts) and are management’s best estimates. Management regularly monitors financial market conditions and actual contractholder and policyholder behavior experience and compares them to its assumptions. These assumptions are updated whenever it appears that earlier estimates should be revised. When assumptions are changed, the percentage of EGPs used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in a decrease in the DAC balance and an increase in DAC amortization expense, while a decrease in amortization percentage will result in an increase in the DAC balance and a decrease in DAC amortization expense. The impact on results of operations of changing assumptions can be either positive or negative in any particular period and is reflected in the period in which such changes are made. At each balance sheet date, the DAC balance is adjusted for the effect that would result from the realization of unrealized gains (losses) on securities impacting EGPs, with the related change recognized through AOCI.
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
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined by estimating the death benefits in excess of account value and recognizing the excess over the estimated life based on expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). See Note 11 for information regarding the liability for contracts with secondary guarantees.

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
In determining the liabilities for GMDB, GGU, GMIB and the life contingent benefits associated with GMWB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency, benefit utilization and investment margins and are consistent with those used for DAC valuation for the same contracts. As with DAC, unless the Company’s management identifies a significant deviation over the course of quarterly monitoring, management reviews and updates these assumptions annually in the third quarter of each year.
See Note 11 for information regarding variable annuity guarantees.
Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates.
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions, indexed annuities and IUL fluctuate based on equity, interest rate and credit markets and the estimate of the Company’s nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. See Note 14 for information regarding the fair value measurement of embedded derivatives.
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
See Note 10 for information regarding the liabilities for traditional long-duration products.
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
The Company is required to establish a valuation allowance for any portion of its deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination: (i) future taxable income exclusive of reversing temporary differences and carryforwards; (ii) future reversals of existing taxable temporary differences; (iii) taxable income in prior carryback years; and (iv) tax planning strategies. Management may need to identify and implement appropriate planning strategies to ensure its ability to realize deferred tax assets and reduce the likelihood of the establishment of a valuation allowance with respect to such assets. See Note 20 for additional information on the Company’s valuation allowance.
Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in net income. See Note 20 for further discussion on the enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) and the impact to the Company’s provision for income taxes for the year ended December 31, 2017.
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
See Note 4 for further discussion of accounting policies on revenue from contracts with customers.

3. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for revenue from contracts with customers. The update provides a five step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are in the scope of other standards). The standard also updates the accounting for certain costs associated with obtaining and fulfilling a customer contract and requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The standard was effective for interim and annual periods beginning after December 15, 2017. The standard was permitted to be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company adopted the revenue recognition guidance on a retrospective basis on January 1, 2018. The update does not apply to revenue associated with the manufacturing of insurance and annuity products or financial instruments as these revenues are in the scope of other standards. Therefore, the update did not have an impact on these revenues. The Company’s implementation efforts included the identification of revenue within the guidance and the review of the customer contracts to determine the Company’s performance obligation and the associated timing of each performance obligation. The adoption of the standard resulted in the reclassification of certain revenues within total revenues. See Note 4 for new disclosures on revenue from contracts with customers.
Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting standards on the recognition and measurement of financial instruments. The update requires entities to carry marketable equity securities, excluding investments in securities that qualify for the equity method of accounting, at fair value with changes in fair value reflected in net income each reporting period. The update affects other aspects of accounting for equity instruments, as well as the accounting for financial liabilities utilizing the fair value option. The update eliminates the requirement to disclose the methods and assumptions used to estimate the fair value of financial assets or liabilities held at cost on the balance sheet and requires entities to use the exit price notion when measuring the fair value of these financial instruments. The standard was effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018 using a modified retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated financial condition or results of operations.
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The update does not have an impact on the Company’s consolidated financial condition or results of operations.
Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB updated the accounting standards related to the recognition of income tax impacts on intra-entity transfers. The update requires entities to recognize the income tax consequences of intra-entity transfers, other than inventory, upon the transfer of the asset. The update requires the selling entity to recognize a current tax expense or benefit and the purchasing entity to recognize a deferred tax asset or liability when the transfer occurs. The standard was effective for interim and annual periods beginning after December 15, 2017. The Company adopted the standard on January 1, 2018. The adoption of the standard did not have an impact on the Company’s consolidated financial condition or results of operations.
Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB updated the accounting standards related to classification of certain cash receipts and cash payments on the statement of cash flows. The update includes amendments to address diversity in practice for the classification of eight specific cash flow activities. The specific amendments the Company evaluated include the classification of debt prepayment and extinguishment costs, contingent consideration payments, proceeds from insurance settlements and corporate owned life insurance settlements, distributions from equity method investees and the application of the predominance principle to separately identifiable cash flows. The standard was effective for interim and annual periods beginning after December 15, 2017. The Company early adopted the standard for the interim period ended March 31, 2017 on a retrospective basis. The adoption of the standard did not have a material impact on the Company’s operating, investing or financing cash flows.

Future Adoption of New Accounting Standards
Leases - Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the FASB updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard will require most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. Entities may elect to adopt the standard using a modified retrospective approach at either the beginning of the earliest period presented or as of the date of adoption. The Company adopted the standard using a modified retrospective approach as of January 1, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the accounting standard that allows entities to carryforward their historical lease classification and to not reassess contracts for embedded leases among other things. The adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in AOCI. The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the Tax Act. The update is optional and entities may elect not to reclassify the stranded tax effects. The update is effective for fiscal years beginning after December 15, 2018. Entities may elect to record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. Early adoption is permitted in any period. The Company adopted the standard on January 1, 2019 and elected not to reclassify the stranded tax effects in AOCI. The stranded effects are released from AOCI when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach). As such, the update did not have an impact on the Company’s consolidated financial condition and results of operations.
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis. The Company adopted the standard on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.
Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, premiums are generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard is effective for interim and annual periods beginning after December 15, 2018, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the standard on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.
Financial Services – Insurance – Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB updated the accounting standard related to long-duration insurance contracts. The guidance revises key elements of the measurement models and disclosure requirements for long-duration insurance contracts issued by insurers and reinsurers.
The guidance establishes a significant new category of benefit features called market risk benefits that protect the contract holder from other-than-nominal capital market risk and expose the insurer to that risk. Insurers will have to measure market risk benefits at fair value. Market risk benefits include variable annuity guaranteed benefits (i.e. guaranteed minimum death, withdrawal, withdrawal for life, accumulation and income benefits). The portion of the change in fair value attributable to a change in the instrument-specific credit risk of market risk benefits in a liability position will be recorded in OCI.
Significant changes also relate to the measurement of the liability for future policy benefits for nonparticipating traditional long-duration insurance contracts and immediate annuities with a life contingent feature include the following:

•
Insurers will be required to review and update the cash flow assumptions used to measure the liability for future policy benefits rather than using assumptions locked in at contract inception. The review of assumptions to measure the liability for all future policy benefits will be required annually at the same time each year, or more frequently if suggested by experience. The effect of updating assumptions will be measured on a retrospective catch-up basis and presented separate from the ongoing policyholder benefit expense in the statement of operations in the period the update is made. This new unlocking process will be required for the Company’s term and whole life insurance, DI and LTC insurance and immediate annuities with a life contingent feature.

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

In addition, the update requires DAC and DSIC relating to all long-duration contracts and most investment contracts to be amortized on a straight-line basis over the expected life of the contract independent of profit emergence. Under the new guidance, interest will not accrue to the deferred balance and DAC and DSIC will not be subject to an impairment test.
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

4. Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new accounting standard for revenue from contracts with customers on a retrospective basis.
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income. Revenues related to manufacturing of insurance and annuity products or financial instruments are not in the scope of this standard and are included in the table below under the heading Revenue from other sources. See Note 3 for additional information on the adoption of the new accounting standard.

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Policy and contract charges
Affiliated (from Columbia Management Investment Distributors, Inc.)	$170	$167	$158
Unaffiliated	16	16	16
Total	186	183	174

Other revenues
Administrative fees
Affiliated (from Columbia Management Investment Services, Corp.)	44	42	40
Unaffiliated	22	23	24
	66	65	64
Other fees
Affiliated (from Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Wanger Asset Management, LLC)	336	325	316
Unaffiliated	3	4	3
	339	329	319
Total	405	394	383
Total revenue from contracts with customers	591	577	557
Revenue from other sources (1)	3,330	3,227	3,404
Total revenues	$3,921	$3,804	$3,961
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
Other fees
The Company earns revenue for providing affiliated and unaffiliated partners an opportunity to educate the financial advisors of its affiliate, AFSI, that sell the Company's products as well as product and marketing personnel to support the offer, sale and servicing of funds within the Company's variable annuity and variable life insurance products. These payments allow the parties to train and support the advisors, explain the features of their products, and distribute marketing and educational materials. The affiliated revenue is earned based on a rate, updated at least annually, which is applied, as a percentage, to the market value of assets invested. The unaffiliated revenue is earned based on a fixed rate applied, as a percentage, to the market value of assets invested. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $49 million and $54 million as of December 31, 2018 and 2017, respectively.
5.  Variable Interest Entities
The Company is a limited partner in affordable housing partnerships that qualify for government-sponsored low income housing tax credit programs and partnerships that invest in multi-family residential properties that were originally developed with an affordable housing component. The Company has determined it is not the primary beneficiary and therefore does not consolidate these partnerships. A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $352 million and $408 million as of December 31, 2018 and 2017, respectively. The Company had a $43 million and $97 million liability recorded as of December 31, 2018 and 2017, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
The Company invests in structured investments which are considered VIEs for which it is not generally the sponsor. These structured investments typically invest in fixed income instruments and are primarily managed by third parties and include asset backed securities, commercial and residential mortgage backed securities. The Company classifies these investments as Available-for-Sale securities. The Company has determined that it is not the primary beneficiary of these structures due to the lack of power to direct the activities that most significantly impact the economic performance, size of the Company’s investment in the entities and position in the capital structure of these entities. The Company’s maximum exposure to loss as a result of its investment in these structured investments is limited to its amortized cost. The Company has no obligation to provide financial or other support to the structured investments beyond its investment nor has the Company provided any support to the structured investments. See Note 6 for additional information on these structured investments. See Note 15 for information regarding investments in a VIE with an affiliate of the Company.
6.  Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,044	$554	$(207)	$12,391	$—
Residential mortgage backed securities	2,890	25	(44)	2,871	—
Commercial mortgage backed securities	3,737	17	(102)	3,652	—
State and municipal obligations	1,129	162	(8)	1,283	—
Asset backed securities	1,013	35	(3)	1,045	—
Foreign government bonds and obligations	285	9	(9)	285	—
U.S. government and agency obligations	1	—	—	1	—
Total	$21,099	$802	$(373)	$21,528	$—

Description of Securities	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,133	$1,125	$(25)	$13,233	$—
Residential mortgage backed securities	2,979	54	(22)	3,011	—
Commercial mortgage backed securities	3,554	47	(32)	3,569	—
State and municipal obligations	1,114	209	(9)	1,314	—
Asset backed securities	700	30	(2)	728	—
Foreign government bonds and obligations	283	20	(4)	299	—
U.S. government and agency obligations	1	—	—	1	—
Total fixed maturities	20,764	1,485	(94)	22,155	—
Common stocks	1	—	(1)	—	—
Total	$20,765	$1,485	$(95)	$22,155	$—
 (1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2018 and 2017, investment securities with a fair value of $1.4 billion and $1.6 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $405 million and $711 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of both December 31, 2018 and 2017, fixed maturity securities comprised approximately 84% of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2018 and 2017, approximately $706 million and $906 million, respectively, of securities were internally rated by CMIA, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,602	$6,499	30%	$6,259	$6,303	28%
AA	1,310	1,455	7	1,090	1,285	6
A	2,550	2,776	13	3,443	3,902	18
BBB	9,745	9,945	46	8,796	9,465	43
Below investment grade	892	853	4	1,176	1,200	5
Total fixed maturities	$21,099	$21,528	100%	$20,764	$22,155	100%

As of December 31, 2018 and 2017, approximately 34% and 35%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $382 million in AT&T, Inc., and holdings of $374 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, both which were greater than 10% of total equity as of December 31, 2018. There were no other holdings of any other issuer greater than 10% of total equity as of both December 31, 2018 and 2017.

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	286	$4,792	$(141)	93	$972	$(66)	379	$5,764	$(207)
Residential mortgage backed securities	54	826	(9)	57	897	(35)	111	1,723	(44)
Commercial mortgage backed securities	69	1,146	(25)	88	1,565	(77)	157	2,711	(102)
State and municipal obligations	6	88	(2)	24	129	(6)	30	217	(8)
Asset backed securities	11	149	(1)	17	124	(2)	28	273	(3)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	443	$7,087	$(182)	293	$3,704	$(191)	736	$10,791	$(373)

Description of Securities	December 31, 2017
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	82	$834	$(5)	39	$360	$(20)	121	$1,194	$(25)
Residential mortgage backed securities	36	546	(4)	41	657	(18)	77	1,203	(22)
Commercial mortgage backed securities	56	994	(10)	42	663	(22)	98	1,657	(32)
State and municipal obligations	19	35	—	8	138	(9)	27	173	(9)
Asset backed securities	15	116	—	12	76	(2)	27	192	(2)
Foreign government bonds and obligations	3	6	—	15	23	(4)	18	29	(4)
Common stocks	—	—	—	3	1	(1)	3	1	(1)
Total	211	$2,531	$(19)	160	$1,918	$(76)	371	$4,449	$(95)

As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to a rise in interest rates as well as wider credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for other-than-temporary impairments related to credit losses on Available-for-Sale securities for which a portion of the securities’ total other-than-temporary impairments was recognized in OCI:

	December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$—	$21	$33
Reductions for securities sold during the period (realized)	—	(21)	(12)
Ending balance	$—	$—	$21

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Gross realized investment gains	$16	$48	$29
Gross realized investment losses	(7)	(4)	(12)
Total	$9	$44	$17

See Note 19 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2018 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$1,157	$1,166
Due after one year through five years	4,887	4,889
Due after five years through 10 years	3,419	3,388
Due after 10 years	3,996	4,517
	13,459	13,960
Residential mortgage backed securities	2,890	2,871
Commercial mortgage backed securities	3,737	3,652
Asset backed securities	1,013	1,045
Total	$21,099	$21,528

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Fixed maturities	$919	$947	$997
Mortgage loans	117	137	149
Other investments	11	(48)	8
	1,047	1,036	1,154
Less: investment expenses	24	25	26
Total	$1,023	$1,011	$1,128

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Fixed maturities	$9	$44	$17
Mortgage loans	1	(4)	10
Other investments	—	—	(1)
Total	$10	$40	$26

7. Financing Receivables
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
The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2018	2017	2016
	(in millions)
Beginning balance	$22	$25	$25
Charge-offs	(2)	(3)	(3)
Provisions	—	—	3
Ending balance	$20	$22	$25

Individually evaluated for impairment	$—	$—	$2
Collectively evaluated for impairment	20	22	23
The recorded investment in financing receivables by impairment method was as follows:

	December 31,
	2018	2017
	(in millions)
Individually evaluated for impairment	$19	$17
Collectively evaluated for impairment	2,943	3,015
Total	$2,962	$3,032
As of December 31, 2018 and 2017, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $20 million and $17 million, respectively.
During the years ended December 31, 2018, 2017 and 2016, the Company purchased $137 million, $156 million and $73 million, respectively, and sold $44 million, $259 million and $250 million, respectively, of loans. The loans purchased consisted of syndicated loans. The loans sold during 2018 consisted of syndicated loans. The loans sold during 2017 and 2016 primarily consisted of residential mortgage loans. See below for additional discussion on the sales of these loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil and $5 million as of December 31, 2018 and 2017, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both December 31, 2018 and 2017. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in millions)
South Atlantic	$699	$735	27%	28%
Pacific	766	771	30	29
Mountain	224	242	9	9
West North Central	203	223	8	8
East North Central	208	209	8	8
Middle Atlantic	171	179	7	7
West South Central	139	125	5	5
New England	54	67	2	3
East South Central	99	84	4	3
	2,563	2,635	100%	100%
Less: allowance for loan losses	16	16
Total	$2,547	$2,619

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in millions)
Retail	$854	$893	33%	34%
Office	408	470	16	18
Apartments	583	536	23	20
Industrial	423	451	16	17
Mixed use	45	38	2	1
Hotel	43	39	2	2
Other	207	208	8	8
	2,563	2,635	100%	100%
Less: allowance for loan losses	16	16
Total	$2,547	$2,619

Residential Mortgage Loans
During the years ended December 31, 2017 and 2016, the Company sold $249 million and $250 million, respectively, of residential mortgage loans and recorded a loss of $4 million and a gain of $10 million, respectively.
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2018 and 2017 was $399 million and $397 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of December 31, 2018 and 2017 were nil and $5 million, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both December 31, 2018 and 2017. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2018, 2017 and 2016. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updated market-related inputs and implemented model changes related to the living benefit valuation. In addition, management conducted its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2018 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking to DAC for the year ended December 31, 2017 primarily reflected improved persistency and mortality on UL and VUL insurance products and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation. The impact of unlocking to DAC for the year ended December 31, 2016 primarily reflected low interest rates that more than offset benefits from persistency on annuity contracts without living benefits. In addition, the Company’s review of its closed LTC business in 2016 resulted in the write-off of DAC, which was included in the impact of unlocking.
The balances of and changes in DAC were as follows:

	2018	2017	2016
	(in millions)
Balance at January 1	$2,639	$2,611	$2,693
Capitalization of acquisition costs	254	242	279	(1)
Amortization, excluding the impact of valuation assumptions review	(288)	(219)	(253)
Amortization, impact of valuation assumptions review	33	12	(81)	(2)
Impact of change in net unrealized (gains) losses on securities	104	(7)	(27)
Balance at December 31	$2,742	$2,639	$2,611
(1) Includes a $27 million benefit related to the write-off of the deferred reinsurance liability in connection with the loss recognition on LTC business. The benefit was reported in other insurance and operating expenses on the Consolidated Statements of Income.
(2) Includes a $58 million expense related to the loss recognition on LTC business.
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2018	2017	2016
	(in millions)
Balance at January 1	$273	$301	$334
Capitalization of sales inducement costs	2	4	5
Amortization, excluding the impact of valuation assumptions review	(42)	(37)	(42)
Amortization, impact of valuation assumptions review	—	(1)	4
Impact of change in net unrealized (gains) losses on securities	16	6	—
Balance at December 31	$249	$273	$301

9. Reinsurance
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
As of December 31, 2018 and 2017, traditional life and UL insurance policies in force were $195.1 billion and $195.9 billion, respectively, of which $142.4 billion as of both December 31, 2018 and 2017 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Direct premiums	$621	$637	$642
Reinsurance ceded	(225)	(227)	(225)
Net premiums	$396	$410	$417

Policy and contract charges are presented on the Consolidated Statements of Income net of $126 million, $114 million and $110 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2018, 2017 and 2016, respectively.
The amount of claims recovered through reinsurance on all contracts was $331 million, $298 million and $318 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Reinsurance recoverables include approximately $2.5 billion and $2.3 billion related to LTC risk ceded to Genworth as of December 31, 2018 and 2017, respectively.
Policyholder account balances, future policy benefits and claims include $484 million and $509 million related to previously assumed reinsurance arrangements as of December 31, 2018 and 2017, respectively.
10. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2018	2017
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,338	$9,934
Variable annuity fixed sub-accounts	5,129	5,166
UL/VUL insurance	3,063	3,047
IUL insurance	1,728	1,384
Other life insurance	683	720
Total policyholder account balances	19,941	20,251

Future policy benefits
Variable annuity GMWB	875	463
Variable annuity GMAB (2)	(19)	(80)
Other annuity liabilities	26	78
Fixed annuity life contingent liabilities	1,459	1,484
Life and DI insurance	1,221	1,221
LTC insurance	4,981	4,896
UL/VUL and other life insurance additional liabilities	749	688
Total future policy benefits	9,292	8,750
Policy claims and other policyholders’ funds	174	177
Total policyholder account balances, future policy benefits and claims	$29,407	$29,178

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both December 31, 2018 and 2017 reported as a contra liability.

Fixed Annuities
Fixed annuities include deferred, payout and indexed annuity contracts.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.71% to 9.38% as of December 31, 2018, depending on year of issue, with an average rate of approximately 3.94%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
The Company’s equity indexed annuity (“EIA”) product is a single premium fixed deferred annuity. The Company discontinued new sales of EIAs in 2007. The contract was issued with an initial term of seven years and interest earnings are linked to the performance of the S&P 500® Index. This annuity has a minimum interest rate guarantee of 3% on 90% of the initial premium, adjusted for any surrenders. The Company generally invests the proceeds from the annuity contracts in fixed rate securities and hedges the equity risk with derivative instruments.
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company offers S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. The contractholder can choose to add a GMWB for life rider for an additional fee.
See Note 18 for additional information regarding the Company’s derivative instruments used to hedge the risk related to indexed annuities.
Variable Annuities
Purchasers of variable annuities can select from a variety of investment options and can elect to allocate a portion to a fixed account. A vast majority of the premiums received for variable annuity contracts are held in separate accounts where the assets are held for the exclusive benefit of those contractholders.
Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Note 2 and Note 11 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Note 14 and Note 18 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
Insurance Liabilities
UL/VUL is the largest group of insurance policies written by the Company. Purchasers of UL accumulate cash value that increases by a fixed interest rate. Purchasers of VUL can select from a variety of investment options and can elect to allocate a portion to a fixed account or a separate account. A vast majority of the premiums received for VUL policies are held in separate accounts where the assets are held for the exclusive benefit of those policyholders.
IUL is a universal life policy that includes an indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. See Note 18 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims and unpaid reported claims.
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 3% to 10% as of December 31, 2018. Anticipated interest rates for DI policies ranged from 4% to 7.5% as of December 31, 2018 and for LTC policies ranged from 5.9% to 6.8% as of December 31, 2018.
The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 6.2% for DI and LTC claims, respectively, as of December 31, 2018.

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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2018	2017
	(in millions)
Variable annuity	$66,913	$75,174
VUL insurance	6,451	7,352
Other insurance	29	34
Total	$73,393	$82,560

11. Variable Annuity and Insurance Guarantees
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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2018				December 31, 2017
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$55,810	$53,872	$417	67	$61,418	$59,461	$9	66
Five/six-year reset	7,670	4,941	112	67	8,870	6,149	12	66
One-year ratchet	5,560	5,210	417	70	6,548	6,187	11	69
Five-year ratchet	1,307	1,251	23	66	1,563	1,506	1	65
Other	1,033	1,014	148	72	1,099	1,075	50	72
Total — GMDB	$71,380	$66,288	$1,117	67	$79,498	$74,378	$83	66

GGU death benefit	$992	$940	$112	70	$1,118	$1,067	$133	70

GMIB	$180	$164	$12	69	$233	$216	$7	69

GMWB:
GMWB	$1,990	$1,984	$3	72	$2,508	$2,500	$1	71
GMWB for life	40,966	40,876	742	68	44,375	44,259	129	67
Total — GMWB	$42,956	$42,860	$745	68	$46,883	$46,759	$130	67

GMAB	$2,456	$2,450	$24	59	$3,086	$3,083	$—	59
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2018		December 31, 2017
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,513	66	$6,460	65

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2016	$14	$8	$1,057	$—	$332
Incurred claims	11	1	(40)	(23)	127
Paid claims	(9)	(1)	—	(1)	(25)
Balance at December 31, 2016	16	8	1,017	(24)	434
Incurred claims	5	—	(554)	(56)	84
Paid claims	(4)	(2)	—	—	(29)
Balance at December 31, 2017	17	6	463	(80)	489
Incurred claims	8	2	412	61	201
Paid claims	(6)	—	—	—	(31)
Balance at December 31, 2018	$19	$8	$875	$(19)	$659

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2018	2017
	(in millions)
Mutual funds:
Equity	$39,764	$46,038
Bond	21,190	23,529
Other	5,568	5,109
Total mutual funds	$66,522	$74,676

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2018, 2017 and 2016.
12. Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2018 and 2017.
RiverSource Life of NY, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2018 and 2017.
RTA has a revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2018 and 2017.
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2018 and 2017.

13. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of December 31, 2018 and 2017, the Company has pledged $52 million and $43 million, respectively, of agency residential mortgage backed securities and nil and $8 million, respectively, of commercial mortgage backed securities. The amount of the Company’s liability including accrued interest as of both December 31, 2018 and 2017 was $50 million. The remaining maturity of outstanding repurchase agreements was less than three months as of December 31, 2018 and less than one month as of December 31, 2017. The weighted average annualized interest rate on repurchase agreements held as of December 31, 2018 and 2017 was 2.6% and 1.4%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $780 million and $750 million as of December 31, 2018 and 2017, respectively. The amount of the Company’s liability including accrued interest was $151 million and $150 million as of December 31, 2018 and 2017, respectively. The remaining maturity of outstanding FHLB advances was less than three months as of December 31, 2018 and less than four months as of December 31, 2017. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2018 and 2017 was 2.6% and 1.5%, respectively.
14. Fair Values of Assets and Liabilities
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability is not exchanged subject to a forced liquidation or distressed sale.
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$11,520	$871	$12,391
Residential mortgage backed securities	—	2,807	64	2,871
Commercial mortgage backed securities	—	3,652	—	3,652
State and municipal obligations	—	1,283	—	1,283
Asset backed securities	—	671	374	1,045
Foreign government bonds and obligations	—	285	—	285
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,218	1,309	21,528
Cash equivalents	—	1,000	—	1,000
Other assets:
Interest rate derivative contracts	—	789	—	789
Equity derivative contracts	189	1,515	—	1,704
Foreign exchange derivative contracts	—	54	—	54
Total other assets	189	2,358	—	2,547
Separate account assets at net asset value (“NAV”)				73,393	(1)
Total assets at fair value	$190	$23,576	$1,309	$98,468

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(2)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(3)
Other liabilities:
Interest rate derivative contracts	—	422	—	422
Equity derivative contracts	77	1,901	—	1,978
Foreign exchange derivative contracts	2	32	—	34
Credit derivative contracts	—	18	—	18
Total other liabilities	79	2,373	—	2,452
Total liabilities at fair value	$79	$2,376	$970	$3,425

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities: Fixed maturities:
Corporate debt securities	$—	$12,161	$1,072	$13,233
Residential mortgage backed securities	—	2,924	87	3,011
Commercial mortgage backed securities	—	3,569	—	3,569
State and municipal obligations	—	1,314	—	1,314
Asset backed securities	—	728	—	728
Foreign government bonds and obligations	—	299	—	299
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities: Fixed maturities	1	20,995	1,159	22,155
Cash equivalents	—	1,030	—	1,030
Other assets:
Interest rate derivative contracts	—	1,081	—	1,081
Equity derivative contracts	62	2,305	—	2,367
Foreign exchange derivative contracts	1	34	—	35
Total other assets	63	3,420	—	3,483
Separate account assets at NAV				82,560	(1)
Total assets at fair value	$64	$25,445	$1,159	$109,228

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$5	$—	$5
IUL embedded derivatives	—	—	601	601
GMWB and GMAB embedded derivatives	—	—	(49)	(49)	(4)
Total policyholder account balances, future policy benefits and claims	—	5	552	557	(5)
Other liabilities:
Interest rate derivative contracts	1	414	—	415
Equity derivative contracts	5	2,666	—	2,671
Foreign exchange derivative contracts	—	23	—	23
Credit derivative contracts	—	2	—	2
Total other liabilities	6	3,105	—	3,111
Total liabilities at fair value	$6	$3,110	$552	$3,668

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position as of December 31, 2018.
(3) The Company’s adjustment for nonperformance risk resulted in a $(726) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2018.
(4) The fair value of the GMWB and GMAB embedded derivatives included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position as of December 31, 2017.
(5) The Company’s adjustment for nonperformance risk resulted in a $(399) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2017.

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,072	$87	$—	$—	$1,159		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(3)	(2)
Other comprehensive income (loss)	(26)	1	—	3	(22)		—
Purchases	15	—	12	381	408		3
Settlements	(189)	(6)	—	—	(195)		—
Transfers out of Level 3	—	(18)	(12)	(10)	(40)		—
Balance, December 31, 2018	$871	$64	$—	$374	$1,309		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$(1)	$—	$—	$—	$(1)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—		$601		$(49)		$552
Total (gains) losses included in:
Net income	(3)	(3)	(9)	(3)	49	(2)	37
Issues	17		90		350		457
Settlements	—		(54)		(22)		(76)
Balance, December 31, 2018	$14		$628		$328		$970

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2018	$—		$(9)	(3)	$47	(2)	$38

	Available-for-Sale Securities: Fixed Maturities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2017	$1,157	$115	$—	$13	$1,285		$—
Total gains (losses) included in:
Net income	1	—	—	—	1	(1)	—
Other comprehensive income (loss)	(8)	1	—	—	(7)		—
Purchases	124	67	36	49	276		—
Settlements	(202)	(7)	—	(13)	(222)		—
Transfers into Level 3	—	—	—	11	11		4
Transfers out of Level 3	—	(89)	(36)	(60)	(185)		(4)
Balance, December 31, 2017	$1,072	$87	$—	$—	$1,159		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$1	$—	$—	$—	$1	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078
Total (gains) losses included in:
Net income	87	(3)	(977)	(2)	(890)
Issues	92		326		418
Settlements	(42)		(12)		(54)
Balance, December 31, 2017	$601		$(49)		$552

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2017	$87	(3)	$(946)	(2)	$(859)

	Available-for-Sale Securities: Fixed Maturities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2016	$1,235	$21	$3	$133	$1,392		$—
Total gains (losses) included in:
Net income	1	—	—	1	2	(1)	(2)	(2)
Other comprehensive income (loss)	(1)	(1)	—	—	(2)		—
Purchases	47	134	42	—	223		2
Settlements	(126)	(9)	(3)	(1)	(139)		—
Transfers into Level 3	1	—	—	12	13		—
Transfers out of Level 3	—	(30)	(42)	(132)	(204)		—
Balance, December 31, 2016	$1,157	$115	$—	$13	$1,285		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2016	$1	$—	$—	$—	$1	(1)	$(2)	(2)

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2016	$364		$851		$1,215
Total (gains) losses included in:
Net income	13	(3)	(511)	(2)	(498)
Issues	115		295		410
Settlements	(28)		(21)		(49)
Balance, December 31, 2016	$464		$614		$1,078

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2016	$13	(3)	$(448)	(2)	$(435)

(1) Included in net investment income in the Consolidated Statements of Income.
(2) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
(3) Included in interest credited to fixed accounts in the Consolidated Statements of Income.

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $281 million, $(71) million and $98 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
	(in millions)
Corporate debt securities (private placements)	$871	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%		-	3.6%	1.5%
Asset backed securities	$374	Discounted cash flow	Annual default rate	2.5%
			Loss severity	25.0%
			Yield/spread to swap rates	85	bps	-	115 bps	87 bps
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk(1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%		-	50.0%
			Nonperformance risk(1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%		-	36.0%
			Surrender rate	0.1%		-	73.4%
			Market volatility(3)	4.0%		-	16.1%
			Nonperformance risk(1)	119 bps

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$1,070	Discounted cash flow	Yield/spread to U.S. Treasuries	0.7%	-	2.3%	1.1%
IUL embedded derivatives	$601	Discounted cash flow	Nonperformance risk(1)	71 bps
GMWB and GMAB embedded derivatives	$(49)	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%	-	42.0%
			Surrender rate	0.1%	-	74.7%
			Market volatility(3)	3.7%	-	16.1%
			Nonperformance risk(1)	71 bps
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
Uncertainty of Fair Value Measurements
Significant increases (decreases) in the yield/spread to U.S. Treasuries used in the fair value measurement of Level 3 corporate debt securities in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in the annual default rate used in the fair value measurement of Level 3 asset backed securities in isolation, generally, would have resulted in a significantly lower (higher) fair value measurement and significant increases (decreases) in loss severity in isolation would have resulted in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the yield/spread to swap rates in isolation would have resulted in a significantly lower (higher) fair value measurement.

Significant increases (decreases) in nonperformance risk used in the fair value measurement of the IUL embedded derivatives in isolation would have resulted in a significantly lower (higher) fair value measurement.
Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the indexed annuity embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value.
Significant increases (decreases) in utilization and volatility used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would have resulted in a significantly higher (lower) liability value. Significant increases (decreases) in nonperformance risk and surrender rate used in the fair value measurement of the GMWB and GMAB embedded derivatives in isolation would have resulted in a significantly lower (higher) liability value. Utilization of guaranteed withdrawals and surrender rates vary with the type of rider, the duration of the policy, the age of the contractholder, the distribution channel and whether the value of the guaranteed benefit exceeds the contract accumulation value.
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
Level 3 securities primarily include certain corporate bonds, non-agency residential mortgage backed securities and affiliated and unaffiliated asset backed securities. The fair value of corporate bonds, non-agency residential mortgage backed securities and unaffiliated asset backed securities classified as Level 3 is typically based on a single non-binding broker quote. The underlying inputs used for some of the non-binding broker quotes are not readily available to the Company. The Company’s privately placed corporate bonds are typically based on a single non-binding broker quote. The fair value of affiliated asset backed securities is determined using a discounted cash flow model. Inputs used to determine the expected cash flows include assumptions about discount rates and default, prepayment and recovery rates of the underlying assets. Given the significance of the unobservable inputs to this fair value measurement, the fair value of the investment in the affiliated asset backed securities is classified as Level 3.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The fair value of certain derivatives measured using pricing models which include significant unobservable inputs are classified as Level 3 within the fair value hierarchy. Other derivative contracts consist of the Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates. See Note 18 for further information on the macro hedge program. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2018 and 2017. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2018 and 2017. See Note 17 and Note 18 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be other-than-temporarily impaired are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $112 million and $166 million as of December 31, 2018 and 2017, respectively, and is classified as Level 3 in the fair value hierarchy.

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value.

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,547	$—	$—	$2,514	$2,514
Policy loans	861	—	—	810	810
Other investments	411	—	355	41	396

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Short-term borrowings	201	—	201	—	201
Other liabilities	59	—	—	57	57
Separate account liabilities at NAV	312				312	(1)

	December 31, 2017
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,619	$—	$—	$2,616	$2,616
Policy loans	845	—	—	801	801
Other investments	408	—	373	36	409

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$10,246	$—	$—	$10,755	$10,755
Short-term borrowings	200	—	200	—	200
Other liabilities	123	—	—	119	119
Separate account liabilities at NAV	369				369	(1)

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

See Note 7 for additional information on mortgage loans and policy loans. Other investments include syndicated loans and the Company’s membership in the FHLB. See Note 7 for additional information on syndicated loans.
Policyholder account balances, future policy benefit and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 10 for additional information on these liabilities. Short-term borrowings include include repurchase agreement and FHLB borrowings. See Note 13 for further information on short-term borrowings. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities relate to investment contracts.

15. Related Party Transactions
See Note 4 for information about revenues from contracts with customers earned by the Company from related party transactions with affiliates.
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $365 million, $390 million and $400 million for the years ended December 31, 2018, 2017 and 2016, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Paid to Ameriprise Financial	$750	$700	$1,000
Received from RiverSource Life of NY	48	50	50
Received from RTA	45	20	15
Received from RiverSource REO 1, LLC (1)	2	—	31

(1) RiverSource REO 1, LLC is a wholly owned subsidiary of RiverSource Life Insurance Company which holds foreclosed mortgage loans and real estate.
For dividends and other distributions from the life insurance companies, advance notification was provided to state insurance regulators prior to payments. See Note 16 for additional information.
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due from (to) Ameriprise Financial for federal income taxes was $60 million and $(105) million as of December 31, 2018 and 2017, respectively, which is reflected in Other, net within operating activities on the Consolidated Statements of Cash Flows.
In December 2018, the Company invested in AA and A rated asset backed securities issued by AAF, an affiliate of the Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFSI, an affiliated broker dealer. As of December 31, 2018, the fair value of these asset backed securities was $374 million and is reported in Investments: Available-for-Sale Fixed Maturities on the Company’s Consolidated Balance Sheets.
16. Regulatory Requirements
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
RiverSource Life Insurance Company received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. The permitted practice allows RiverSource Life Insurance Company to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount is amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. As of December 31, 2018 and 2017, application of this permitted practice resulted in an increase (decrease) to RiverSource Life Insurance Company’s statutory surplus of approximately $92 million and $(3) million, respectively.

State insurance statutes contain limitations as to the amount of dividends and other distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus (deficit) aggregated $642 million and $(306) million as of December 31, 2018 and 2017, respectively.
In addition, dividends or distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $3.3 billion and $2.4 billion as of December 31, 2018 and 2017, respectively.
Statutory net gain from operations and net income (loss) for RiverSource Life Insurance Company are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Statutory net gain from operations	$1,686	$958	$834
Statutory net income (loss)	1,628	222	322

Government debt securities of $4 million as of both December 31, 2018 and 2017 were on deposit with various states as required by law.
17. Offsetting Assets and Liabilities
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,499	$—	$2,499	$(2,066)	$(390)	$(26)	$17
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	14	—	14	(1)	—	—	13
Total derivatives	$2,547	$—	$2,547	$(2,090)	$(390)	$(26)	$41

	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$3,440	$—	$3,440	$(2,599)	$(736)	$(88)	$17
OTC cleared	21	—	21	(15)	—	—	6
Exchange-traded	22	—	22	(1)	—	—	21
Total derivatives	$3,483	$—	$3,483	$(2,615)	$(736)	$(88)	$44

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,419	$—	$2,419	$(2,066)	$(24)	$(328)	$1
OTC cleared	23	—	23	(23)	—	—	—
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,452	—	2,452	(2,090)	(24)	(328)	10
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,502	$—	$2,502	$(2,090)	$(24)	$(378)	$10

	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,095	$—	$3,095	$(2,599)	$(1)	$(492)	$3
OTC cleared	15	—	15	(15)	—	—	—
Exchange-traded	1	—	1	(1)	—	—	—
Total derivatives	3,111	—	3,111	(2,615)	(1)	(492)	3
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,161	$—	$3,161	$(2,615)	$(1)	$(542)	$3
(1) Represents the amount of liabilities that could be offset by assets with the same counterparty under master netting or similar arrangement

s that management elects not to offset on the Consolidated Balance Sheets.
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
Freestanding derivative instruments are reflected in other assets and other liabilities. Cash collateral pledged by the Company is reflected in other assets and cash collateral accepted by the Company is reflected in other liabilities. Repurchase agreements are reflected in short-term borrowings. See Note 18 for additional disclosures related to the Company’s derivative instruments and Note 13 for additional disclosures related to the Company’s repurchase agreements.
18. Derivatives and Hedging Activities
Derivative instruments enable the Company to manage its exposure to various market risks. The value of such instruments is derived from an underlying variable or multiple variables, including equity and interest rate indices or prices. The Company primarily enters into derivative agreements for risk management purposes related to the Company’s products and operations.
The Company’s freestanding derivative instruments are all subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 17 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$57,185	$789	$422	$64,790	$1,081	$415
Equity contracts	51,463	1,704	1,978	56,649	2,367	2,671
Credit contracts	1,206	—	18	715	—	2
Foreign exchange contracts	4,747	54	34	3,996	35	23
Other contracts	—	—	—	450	—	—
Total non-designated hedges	114,601	2,547	2,452	126,600	3,483	3,111

Embedded derivatives
GMWB and GMAB (3)	N/A	—	328	N/A	—	(49)
IUL	N/A	—	628	N/A	—	601
Indexed annuities	N/A	—	17	N/A	—	5
Total embedded derivatives	N/A	—	973	N/A	—	557
Total derivatives	$114,601	$2,547	$3,425	$126,600	$3,483	$3,668
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2017 included $443 million of individual contracts in a liability position and $492 million of individual contracts in an asset position.
See Note 14 for additional information regarding the Company’s fair value measurement of derivative instruments.

As of December 31, 2018 and 2017, investment securities with a fair value of $28 million and $89 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $28 million and $89 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2018 and 2017, the Company had sold, pledged, or rehypothecated nil of these securities. In addition, as of both December 31, 2018 and 2017, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Year Ended December 31, 2018
Interest rate contracts	$—	$(312)
Equity contracts	(49)	306
Credit contracts	—	7
Foreign exchange contracts	—	1
Other contracts	—	(4)
GMWB and GMAB embedded derivatives	—	(377)
IUL embedded derivatives	63	—
Indexed annuities embedded derivatives	3	—
Total gain (loss)	$17	$(379)

Year Ended December 31, 2017
Interest rate contracts	$—	$3
Equity contracts	75	(1,006)
Credit contracts	—	(22)
Foreign exchange contracts	—	(23)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	663
IUL embedded derivatives	(45)	—
Total gain (loss)	$30	$(387)

Year Ended December 31, 2016
Interest rate contracts	$—	$38
Equity contracts	20	(857)
Credit contracts	—	2
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	237
IUL embedded derivatives	15	—
Total gain (loss)	$35	$(582)

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

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2018:

	Premiums Payable	Premiums Receivable
	(in millions)
2019	$274	$168
2020	196	130
2021	168	118
2022	207	198
2023	126	43
2024-2028	369	17
Total	$1,340	$674

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
Cash Flow Hedges
During the year ended December 31, 2018, the Company held no derivatives that were designated as cash flow hedges. During the years ended December 31, 2018 and 2017, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2018, 2017 and 2016, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 19 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
Credit Risk
Credit risk associated with the Company’s derivatives is the risk that a derivative counterparty will not perform in accordance with the terms of the applicable derivative contract. To mitigate such risk, the Company has established guidelines and oversight of credit risk through a comprehensive enterprise risk management program that includes members of senior management. Key components of this program are to require preapproval of counterparties and the use of master netting and collateral arrangements whenever practical. See Note 17 for additional information on the Company’s credit exposure related to derivative assets.
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2018 and 2017, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $91 million and $299 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2018 and 2017 was $90 million and $296 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2018 and 2017 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million and $3 million, respectively.

19. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Years Ended December 31, 2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(952)	$203	$(749)
Reclassification of net (gains) losses on securities included in net income (2)	(9)	2	(7)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	435	(91)	344
Net unrealized gains (losses) on securities	(526)	114	(412)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	1	—	1
Net unrealized gains (losses) on derivatives	1	—	1
Total other comprehensive income (loss)	$(525)	$114	$(411)

	Years Ended December 31, 2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$210	$(61)	$149
Reclassification of net (gains) losses on securities included in net income (2)	(44)	15	(29)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(180)	57	(123)
Net unrealized gains (losses) on securities	(14)	11	(3)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	5	(2)	3
Net unrealized gains (losses) on derivatives	5	(2)	3
Other	(1)	—	(1)
Total other comprehensive income (loss)	$(10)	$9	$(1)

	Years Ended December 31, 2016
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$350	$(124)	$226
Reclassification of net (gains) losses on securities included in net income (2)	(17)	6	(11)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(242)	85	(157)
Net unrealized gains (losses) on securities	91	(33)	58
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	6	(2)	4
Net unrealized gains (losses) on derivatives	6	(2)	4
Total other comprehensive income (loss)	$97	$(35)	$62
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, January 1, 2016	$403		$(8)	$—	$395
OCI before reclassifications	69		—	—	69
Amounts reclassified from AOCI	(11)		4	—	(7)
Total OCI	58		4	—	62
Balance, December 31, 2016	461	(1)	(4)	—	457
OCI before reclassifications	26		—	(1)	25
Amounts reclassified from AOCI	(29)		3	—	(26)
Total OCI	(3)		3	(1)	(1)
Balance, December 31, 2017	458	(1)	(1)	(1)	456
OCI before reclassifications	(405)		—	—	(405)
Amounts reclassified from AOCI	(7)		1	—	(6)
Total OCI	(412)		1	—	(411)
Balance, December 31, 2018	$46	(1)	$—	$(1)	$45
(1) Includes nil, nil and nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of December 31, 2018, 2017 and 2016, respectively.
20. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2018	2017	2016
	(in millions)
Current income tax
Federal	$35	$158	$18
State	3	1	1
Total current income tax	38	159	19
Deferred income tax
Federal	(1)	103	6
State	(2)	(2)	(1)
Total deferred income tax	(3)	101	5
Total income tax provision	$35	$260	$24

On December 22, 2017, the Tax Act was signed into law. The provision for income taxes for the year ended December 31, 2017 included an expense of $140 million due to the enactment of the Tax Act. The $140 million expense included a $136 million expense for the remeasurement of deferred tax assets and liabilities to the Tax Act’s statutory rate of 21% and a $4 million expense for the remeasurement of tax contingencies, specifically state tax contingencies and interest accrued for tax contingencies. In 2018, the Company finalized its accounting related to the Tax Act and determined no adjustments were necessary.

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rates of 21% for 2018 and 35% for 2017 and 2016 were as follows:

	Years Ended December 31,
	2018	2017	2016
Tax at U.S. statutory rate	21.0%	35.0%	35.0%
Changes in taxes resulting from:
Low income housing tax credits	(8.5)	(7.4)	(9.4)
Dividend received deduction	(4.2)	(12.9)	(17.1)
Foreign tax credit, net of addback	(2.8)	(2.7)	(3.8)
Impact of Tax Act	(1.1)	14.0	—
Taxes applicable to prior years	(1.1)	—	(2.0)
Other, net	0.4	—	0.7
Income tax provision	3.7%	26.0%	3.4%

The decrease in the Company’s effective tax rate for the year ended December 31, 2018 compared to 2017 is primarily the result of the decrease in the federal statutory rate and a $140 million expense in 2017 due to provisions of the Tax Act and an increase in low income housing credits, partially offset by lower levels of the dividends received deduction. The increase in the Company’s effective tax rate for the year ended December 31, 2017 compared to 2016 was primarily due to a $140 million expense in 2017 due to provisions of the Tax Act, including remeasurement of net deferred tax assets and remeasurement of tax contingencies.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2018 and 2017. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2018	2017
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$705	$599
Investment related	144	251
Other	14	29
Gross deferred income tax assets	863	879
Less: valuation allowance	11	11
Total deferred income tax assets	852	868

Deferred income tax liabilities
Deferred acquisition costs	423	431
Deferred sales inducement costs	53	62
Net unrealized gains on Available-for-Sale securities	37	150
Depreciation	—	13
Other	12	1
Gross deferred income tax liabilities	525	657
Net deferred income tax assets	$327	$211

Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $10 million, net of federal benefit, which will expire beginning December 31, 2019. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses and state deferred tax assets; therefore, a valuation allowance of $11 million has been established.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2018	2017	2016
	(in millions)
Balance at January 1	$14	$59	$95
Additions based on tax positions related to the current year	5	5	6
Additions for tax positions of prior years	1	—	31
Reductions for tax positions of prior years	(1)	(50)	(68)
Audit settlements	—	—	(5)
Balance at December 31	$19	$14	$59

If recognized, approximately $8 million, $5 million and $6 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2018, 2017 and 2016, respectively, would affect the effective tax rate.
It is reasonably possible that the total amounts of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $10 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net decrease of nil, $1 million, and $39 million in interest and penalties for the years ended December 31, 2018, 2017 and 2016, respectively. As of both December 31, 2018 and 2017, the Company had a payable of $1 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the first quarter of 2018, the Company received cash settlements for final resolution of the 2008 through 2010 IRS audits. In the third quarter of 2018, Ameriprise Financial reached an agreement with IRS appeals to resolve the 2012 and 2013 audits. Accordingly, Ameriprise Financial’s IRS audits are effectively settled through 2013. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2014 and 2015. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.
21. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2018	2017
	(in millions)
Commercial mortgage loans	$50	$31
Affordable housing and other real estate partnerships	59	123
Total funding commitments	$109	$154

Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2018, these guarantees range from 1% to 5%.
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of December 31, 2018 and 2017, the estimated liability was $12 million and $14 million, respectively, and the related premium tax asset was $11 million and $12 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2018.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment and those criteria, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.
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
Item 10. Directors, Executive Officers and Corporate Governance
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 11. Executive Compensation
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Audit Committee of the Board of Directors of Ameriprise Financial, Inc. (“Ameriprise Financial”) has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2018 and 2017.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2018 and 2017 and other fees billed for other services rendered by PwC during those periods.

	2018	2017
	(in thousands)
Audit fees (1)	$2,367	$2,394
Audit-related fees (2)	17	17
Tax fees(3)	—	—
All other fees	—	—
Total	$2,384	$2,411
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
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services. In 2018 and 2017, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

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

10.7
Amendment No. 1 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company and Ameriprise India Private Limited effective October 15, 2017, filed as Exhibit 10.7 to Form 10-K filed on February 22, 2018, is incorporated by reference.

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

101
The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewith.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 26, 2019	By	/s/ John R. Woerner
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

Date:	February 26, 2019	By	/s/ John R. Woerner
John R. Woerner, Director, Chairman and President (Principal Executive Officer)

Date:	February 26, 2019	By	/s/ Brian J. McGrane
Brian J. McGrane, Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2019	By	/s/ Gumer C. Alvero
Gumer C. Alvero Director

Date:	February 26, 2019	By	/s/ David K. Stewart
David K. Stewart, Senior Vice President and Controller (Principal Accounting Officer)

Date:	February 26, 2019	By	/s/ Stephen P. Blaske
Stephen P. Blaske Director

Date:	February 26, 2019	By	/s/ Jeninne C. McGee
Jeninne C. McGee Director

Date:	February 26, 2019	By	/s/ Colin J. Lundgren
Colin J. Lundgren Director