Form 10-Q
period 2019-03-31
RIVERSOURCE LIFE INSURANCE CO
filed 2019-05-01
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Stock (par value $30 per share)	100,000 Shares
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2019, $19,622; 2018, $21,099)	$20,640	$21,528
Mortgage loans, at amortized cost (less allowance for loan losses: 2019 and 2018, $16)	2,529	2,547
Policy loans	854	861
Other investments	822	838
Total investments	24,845	25,774
Cash and cash equivalents	976	1,085
Reinsurance recoverables	3,125	3,113
Other receivables	1,817	209
Accrued investment income	198	203
Deferred acquisition costs	2,735	2,742
Other assets	3,829	3,554
Separate account assets	78,812	73,393
Total assets	$116,337	$110,073

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$29,460	$29,407
Short-term borrowings	201	201
Other liabilities	4,127	3,500
Separate account liabilities	78,812	73,393
Total liabilities	112,600	106,501

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	951	1,058
Accumulated other comprehensive income, net of tax	317	45
Total shareholder’s equity	3,737	3,572
Total liabilities and shareholder’s equity	$116,337	$110,073
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues
Premiums	$103	$95
Net investment income	256	258
Policy and contract charges	473	510
Other revenues	102	104
Net realized investment gains (losses)	10	5
Total revenues	944	972
Benefits and expenses
Benefits, claims, losses and settlement expenses	418	281
Interest credited to fixed accounts	204	141
Amortization of deferred acquisition costs	2	75
Other insurance and operating expenses	168	171
Total benefits and expenses	792	668
Pretax income (loss)	152	304
Income tax provision (benefit)	7	25
Net income	$145	$279

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(7)	$—
Portion of loss recognized in other comprehensive income (before taxes)	7	—
Net impairment losses recognized in net realized investment gains (losses)	$—	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Net income	$145	$279
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	272	(219)
Net unrealized gains (losses) on derivatives	—	1
Total other comprehensive income (loss), net of tax	272	(218)
Total comprehensive income	$417	$61
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2018	$3	$2,466	$903	$456	$3,828
Comprehensive income:
Net income	—	—	279	—	279
Other comprehensive income (loss), net of tax	—	—	—	(218)	(218)
Total comprehensive income					61
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at March 31, 2018	$3	$2,466	$982	$238	$3,689

Balances at January 1, 2019	$3	$2,466	$1,058	$45	$3,572
Cumulative effect of change in accounting policy	—	—	(2)	—	(2)
Comprehensive income:
Net income	—	—	145	—	145
Other comprehensive income (loss), net of tax	—	—	—	272	272
Total comprehensive income					417
Cash dividends to Ameriprise Financial, Inc.	—	—	(250)	—	(250)
Balances at March 31, 2019	$3	$2,466	$951	$317	$3,737

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash Flows from Operating Activities
Net income	$145	$279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	5	12
Deferred income tax (benefit) expense	(21)	70
Contractholder and policyholder charges, non-cash	(95)	(91)
Loss from equity method investments	16	11
Net realized investment (gains) losses	(10)	(5)
Changes in operating assets and liabilities:
Deferred acquisition costs	(52)	12
Policyholder account balances, future policy benefits and claims, net	(100)	(219)
Derivatives, net of collateral	296	30
Reinsurance recoverables	(14)	(27)
Other receivables	(10)	4
Accrued investment income	(3)	8
Other, net	20	(92)
Net cash provided by (used in) operating activities	177	(8)

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	82	16
Maturities, sinking fund payments and calls	645	676
Purchases	(511)	(485)
Proceeds from sales, maturities and repayments of mortgage loans	55	72
Funding of mortgage loans	(37)	(39)
Proceeds from sales and collections of other investments	26	19
Purchase of other investments	(46)	(45)
Purchase of equipment and software	(2)	(2)
Change in policy loans, net	7	2
Change in reinsurance deposit, net	(345)	—
Advance on line of credit to Ameriprise Financial, Inc.	—	(24)
Repayment from Ameriprise Financial, Inc. on line of credit	—	24
Cash paid for written options with deferred premiums	(42)	(57)
Cash received from written options with deferred premiums	34	53
Other, net	15	(5)
Net cash provided by (used in) investing activities	(119)	205
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$585	$444
Net transfers from (to) separate accounts	(1)	(28)
Surrenders and other benefits	(476)	(501)
Cash received for purchased options with deferred premiums	12	24
Cash paid for purchased options with deferred premiums	(37)	(39)
Cash dividends to Ameriprise Financial, Inc.	(250)	(200)
Net cash provided by (used in) financing activities	(167)	(300)
Net increase (decrease) in cash and cash equivalents	(109)	(103)
Cash and cash equivalents at beginning of period	1,085	1,062
Cash and cash equivalents at end of period	$976	$959

Supplemental Disclosures:
Income taxes paid (received), net	$(1)	$38
Interest paid on borrowings	1	1
Non-cash investing activity:
Investments transferred in connection with reinsurance transaction	1,265	—
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
The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019 (“2018 10-K”).
The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure through the date the financial statements were issued. No subsequent events or transactions were identified.
2. Recent Accounting Pronouncements
Adoption of New Accounting Standards
Leases - Recognition of Lease Assets and Liabilities on Balance Sheet
In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting standards for leases. The update was issued to increase transparency and comparability for the accounting of lease transactions. The standard requires most lease transactions for lessees to be recorded on the balance sheet as lease assets and lease liabilities and both quantitative and qualitative disclosures about leasing arrangements. The standard was effective for interim and annual periods beginning after December 15, 2018. Entities had the option to adopt the standard using a modified retrospective approach at either the beginning of the earliest period presented or as of the date of adoption. The Company adopted the standard using a modified retrospective approach as of January 1, 2019. The Company also elected the package of practical expedients permitted under the transition guidance within the accounting standard that allows entities to carryforward their historical lease classification and to not reassess contracts for embedded leases among other things. The adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.
Income Statement – Reporting Comprehensive Income – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB updated the accounting standards related to the presentation of tax effects stranded in accumulated other comprehensive income (“AOCI”). The update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The election of the update was optional. The update was effective for fiscal years beginning after December 15, 2018. Entities could record the impacts either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company adopted the standard on January 1, 2019 and elected not to reclassify the stranded tax effects in AOCI.
Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB updated the accounting standards to amend the hedge accounting recognition and presentation requirements. The objectives of the update are to better align the financial reporting of hedging relationships to the economic results of an entity’s risk management activities and simplify the application of the hedge accounting guidance. The update also adds new disclosures and amends existing disclosure requirements. The standard was effective for interim and annual periods beginning after December 15, 2018, and was required to be applied on a modified retrospective basis. The Company adopted the standard on January 1, 2019. The adoption did not have an impact on the Company’s consolidated financial condition or results of operations.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB updated the accounting standards to shorten the amortization period for certain purchased callable debt securities held at a premium. Under previous guidance, premiums were generally amortized over the contractual life of the security. The amendments require the premium to be amortized to the earliest call date. The update applies to securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. The standard was effective for interim and annual periods beginning after December 15, 2018, and was required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted the standard on January 1, 2019. The adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.
Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB updated the accounting standards related to disclosures for fair value measurements. The update eliminates the following disclosures: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy of timing of transfers between levels of the fair value hierarchy, and 3) the valuation processes for Level 3 fair value measurements. The new disclosures include changes in unrealized gains and losses for the period included in other comprehensive income (“OCI”) for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. The new disclosures are required on a prospective basis; all other provisions should be applied retrospectively. The update is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for the entire standard or only the provisions to eliminate or modify disclosure requirements. The Company early adopted the provisions of the standard to eliminate or modify disclosure requirements in the fourth quarter of 2018. The update does not have an impact on the Company’s consolidated financial condition or results of operations.
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
The guidance establishes a significant new category of benefit features called market risk benefits that protect the contractholder from other-than-nominal capital market risk and expose the insurer to that risk. Insurers will have to measure market risk benefits at fair value. Market risk benefits include variable annuity guaranteed benefits (i.e. guaranteed minimum death, withdrawal, withdrawal for life, accumulation and income benefits). The portion of the change in fair value attributable to a change in the instrument-specific credit risk of market risk benefits in a liability position will be recorded in OCI.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

	Three Months Ended March 31,
	2019	2018
	(in millions)
Policy and contract charges
Affiliated	$41	$43
Unaffiliated	4	4
Total	45	47

Other revenues
Administrative fees
Affiliated	10	11
Unaffiliated	4	5
	14	16
Other fees
Affiliated	83	86
Unaffiliated	1	1
	84	87
Total	98	103
Total revenue from contracts with customers	143	150
Revenue from other sources (1)	801	822
Total revenues	$944	$972
(1) Amounts primarily consist of revenue associated with insurance and annuity products or financial instruments.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following discussion describes the nature, timing, and uncertainty of revenues and cash flows arising from the Company’s contracts with customers.
Policy and contract charges
The Company earns revenue for providing distribution-related services to affiliated and unaffiliated mutual funds that are available as underlying investments in its variable annuity and variable life insurance products. The performance obligation is satisfied at the time the mutual fund is distributed. Revenue is recognized over the time the mutual fund is held in the variable product and is generally earned based on a fixed rate applied, as a percentage, to the net asset value of the fund. The revenue is not recognized at the time of sale because it is variably constrained due to factors outside the Company’s control, including market volatility and how long the fund(s) remain in the insurance policy or annuity contract. The revenue will not be recognized until it is probable that a significant reversal will not occur. These fees are accrued and collected on a monthly basis.
Other revenues
Administrative fees
The Company earns revenue for providing customer support, contract servicing and administrative services for affiliated and unaffiliated mutual funds that are available as underlying instruments in its variable annuity and variable life insurance products. The transfer agent and administration revenue is earned daily based on a fixed rate applied, as a percentage, to assets under management. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $52 million and $49 million as of March 31, 2019 and December 31, 2018, respectively.
4. Variable Interest Entities
The Company is a limited partner in affordable housing partnerships that qualify for government-sponsored low income housing tax credit programs and partnerships that invest in multi-family residential properties that were originally developed with an affordable housing component. The Company has determined it is not the primary beneficiary and therefore does not consolidate these partnerships. A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $339 million and $352 million as of March 31, 2019 and December 31, 2018, respectively. The Company had a $30 million and $43 million liability recorded as of March 31, 2019 and December 31, 2018, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the above mentioned funding commitments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$10,931	$809	$(54)	$11,686	$(7)
Residential mortgage backed securities	2,796	41	(22)	2,815	—
Commercial mortgage backed securities	3,484	31	(31)	3,484	—
State and municipal obligations	1,125	200	(4)	1,321	—
Asset backed securities	1,005	42	(1)	1,046	—
Foreign government bonds and obligations	280	13	(6)	287	—
U.S. government and agency obligations	1	—	—	1	—
Total	$19,622	$1,136	$(118)	$20,640	$(7)

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,044	$554	$(207)	$12,391	$—
Residential mortgage backed securities	2,890	25	(44)	2,871	—
Commercial mortgage backed securities	3,737	17	(102)	3,652	—
State and municipal obligations	1,129	162	(8)	1,283	—
Asset backed securities	1,013	35	(3)	1,045	—
Foreign government bonds and obligations	285	9	(9)	285	—
U.S. government and agency obligations	1	—	—	1	—
Total	$21,099	$802	$(373)	$21,528	$—

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of March 31, 2019 and December 31, 2018, investment securities with a fair value of $1.7 billion and $1.4 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $622 million and $405 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of March 31, 2019 and December 31, 2018, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of March 31, 2019 and December 31, 2018, approximately $646 million and $706 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

Ratings	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,344	$6,378	31%	$6,602	$6,499	30%
AA	1,266	1,433	7	1,310	1,455	7
A	2,490	2,823	14	2,550	2,776	13
BBB	8,595	9,085	44	9,745	9,945	46
Below investment grade	927	921	4	892	853	4
Total fixed maturities	$19,622	$20,640	100%	$21,099	$21,528	100%

As of March 31, 2019 and December 31, 2018, approximately 37% and 34%, respectively, of the securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $379 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, which was greater than 10% of total equity as of March 31, 2019. The Company had holdings of $382 million in AT&T, Inc. and holdings of $374 million in AAF, both which were greater than 10% of total equity as of December 31, 2018. There were no other holdings of any other issuer greater than 10% of total equity as of both March 31, 2019 and December 31, 2018.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	March 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	45	$450	$(10)	137	$1,799	$(44)	182	$2,249	$(54)
Residential mortgage backed securities	9	38	—	71	1,016	(22)	80	1,054	(22)
Commercial mortgage backed securities	5	43	—	93	1,758	(31)	98	1,801	(31)
State and municipal obligations	1	40	(1)	15	120	(3)	16	160	(4)
Asset backed securities	4	67	—	17	131	(1)	21	198	(1)
Foreign government bonds and obligations	2	3	—	22	48	(6)	24	51	(6)
Total	66	$641	$(11)	355	$4,872	$(107)	421	$5,513	$(118)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	286	$4,792	$(141)	93	$972	$(66)	379	$5,764	$(207)
Residential mortgage backed securities	54	826	(9)	57	897	(35)	111	1,723	(44)
Commercial mortgage backed securities	69	1,146	(25)	88	1,565	(77)	157	2,711	(102)
State and municipal obligations	6	88	(2)	24	129	(6)	30	217	(8)
Asset backed securities	11	149	(1)	17	124	(2)	28	273	(3)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	443	$7,087	$(182)	293	$3,704	$(191)	736	$10,791	$(373)

As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is primarily attributable to lower interest rates as well as tighter credit spreads.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

There were no amounts recognized in the Consolidated Statements of Income for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI during both the three months ended March 31, 2019 and 2018.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Gross realized investment gains	$19	$5
Gross realized investment losses	(9)	—
Total	$10	$5

See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of March 31, 2019 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$808	$813
Due after one year through five years	4,073	4,142
Due after five years through 10 years	3,292	3,398
Due after 10 years	4,164	4,942
	12,337	13,295
Residential mortgage backed securities	2,796	2,815
Commercial mortgage backed securities	3,484	3,484
Asset backed securities	1,005	1,046
Total	$19,622	$20,640

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Fixed maturities	$229	$229
Mortgage loans	29	30
Other investments	4	5
	262	264
Less: investment expenses	6	6
Total	$256	$258

6. Financing Receivables
The Company’s financing receivables include commercial mortgage loans, syndicated loans, policy loans and the reinsurance deposit receivable. Syndicated loans are reflected in other investments. The reinsurance deposit receivable is reflected in other receivables.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents a rollforward of the allowance for loan losses for the three months ended and the ending balance of the allowance for loan losses by impairment method:

	March 31,
	2019	2018
	(in millions)
Beginning balance	$20	$22
Charge-offs	—	—
Ending balance	$20	$22

Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	20	22

The recorded investment in financing receivables by impairment method was as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Individually evaluated for impairment	$17	$19
Collectively evaluated for impairment	2,927	2,943
Total	$2,944	$2,962
As of March 31, 2019 and December 31, 2018, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $17 million and $20 million, respectively.
During both the three months ended March 31, 2019 and 2018, the Company purchased $25 million of syndicated loans. During the three months ended March 31, 2019 and 2018, the Company sold $9 million and $3 million, respectively, of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of both March 31, 2019 and December 31, 2018. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were nil of total commercial mortgage loans as of both March 31, 2019 and December 31, 2018. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
South Atlantic	$691	$699	27%	27%
Pacific	757	766	30	30
Mountain	225	224	9	9
West North Central	199	203	8	8
East North Central	211	208	8	8
Middle Atlantic	172	171	7	7
West South Central	138	139	5	5
New England	50	54	2	2
East South Central	103	99	4	4
	2,546	2,563	100%	100%
Less: allowance for loan losses	16	16
Total	$2,530	$2,547

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Retail	$846	$854	33%	33%
Office	404	408	16	16
Apartments	592	583	23	23
Industrial	414	423	16	16
Mixed use	45	45	2	2
Hotel	42	43	2	2
Other	203	207	8	8
	2,546	2,563	100%	100%
Less: allowance for loan losses	16	16
Total	$2,530	$2,547

Syndicated Loans
The recorded investment in syndicated loans as of March 31, 2019 and December 31, 2018 was $398 million and $399 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both March 31, 2019 and December 31, 2018 were nil.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both March 31, 2019 and December 31, 2018. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for both the three months ended March 31, 2019 and 2018. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
Reinsurance Deposit Receivable
In the first quarter of 2019, the Company reinsured approximately $1.7 billion of fixed annuity polices sold through third parties, which is approximately 20% of in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to help meet the Company’s risk management objectives. The transaction was effective as of January 1, 2019.
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability related to insurance risk in accordance with applicable accounting standards. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits made are included in other receivables. As amounts are received, consistent with the underlying fixed annuity contracts, the reinsurance deposit receivable is adjusted. The reinsurance deposit receivable is accreted using the interest method and the adjustment is reported in other revenues.
The reinsurance deposit receivable was $1.6 billion as of March 31, 2019.
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2019	2018
	(in millions)
Balance at January 1	$2,742	$2,639
Capitalization of acquisition costs	54	63
Amortization	(2)	(75)
Impact of change in net unrealized (gains) losses on securities	(59)	55
Balance at March 31	$2,735	$2,682

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2019	2018
	(in millions)
Balance at January 1	$249	$273
Capitalization of sales inducement costs	—	1
Amortization	—	(11)
Impact of change in net unrealized (gains) losses on securities	(10)	9
Balance at March 31	$239	$272

8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,206	$9,338
Variable annuity fixed sub-accounts	5,127	5,129
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,060	3,063
Indexed universal life (“IUL”) insurance	1,785	1,728
Other life insurance	672	683
Total policyholder account balances	19,850	19,941

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	771	875
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(45)	(19)
Other annuity liabilities	50	26
Fixed annuity life contingent liabilities	1,459	1,459
Life and disability income insurance	1,222	1,221
Long term care insurance	5,088	4,981
UL/VUL and other life insurance additional liabilities	890	749
Total future policy benefits	9,435	9,292
Policy claims and other policyholders’ funds	175	174
Total policyholder account balances, future policy benefits and claims	$29,460	$29,407

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both March 31, 2019 and December 31, 2018 reported as a contra liability.
Separate account liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Variable annuity	$71,748	$66,913
VUL insurance	7,034	6,451
Other insurance	30	29
Total	$78,812	$73,393

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	March 31, 2019				December 31, 2018
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$59,779	$57,840	$36	67	$55,810	$53,872	$417	67
Five/six-year reset	8,026	5,296	16	67	7,670	4,941	112	67
One-year ratchet	5,891	5,545	48	70	5,560	5,210	417	70
Five-year ratchet	1,388	1,331	2	66	1,307	1,251	23	66
Other	1,113	1,093	84	72	1,033	1,014	148	72
Total — GMDB	$76,197	$71,105	$186	67	$71,380	$66,288	$1,117	67

GGU death benefit	$1,058	$1,006	$119	70	$992	$940	$112	70

GMIB	$190	$175	$8	70	$180	$164	$12	69

GMWB:
GMWB	$2,084	$2,078	$2	72	$1,990	$1,984	$3	72
GMWB for life	44,025	43,936	360	68	40,966	40,876	742	68
Total — GMWB	$46,109	$46,014	$362	68	$42,956	$42,860	$745	68

GMAB	$2,571	$2,565	$2	59	$2,456	$2,450	$24	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	March 31, 2019		December 31, 2018
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,496	66	$6,513	66

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	1	—	(261)	4	26
Paid claims	(1)	—	—	—	(7)
Balance at March 31, 2018	$17	$6	$202	$(76)	$508

Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	—	(1)	(104)	(26)	34
Paid claims	(2)	—	—	—	(17)
Balance at March 31, 2019	$17	$7	$771	$(45)	$676

(1)	The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	March 31, 2019	December 31, 2018
	(in millions)
Mutual funds:
Equity	$42,976	$39,764
Bond	22,622	21,190
Other	5,748	5,568
Total mutual funds	$71,346	$66,522

10. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both March 31, 2019 and December 31, 2018, the Company has pledged $52 million of agency residential mortgage backed securities. The amount of the Company’s liability including accrued interest as of both March 31, 2019 and December 31, 2018 was $50 million. The remaining maturity of outstanding repurchase agreements was less than four months as of March 31, 2019 and less than three months as of December 31, 2018. The weighted average annualized interest rate on repurchase agreements held as of March 31, 2019 and December 31, 2018 was 2.7% and 2.6%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $803 million and $780 million as of March 31, 2019 and December 31, 2018, respectively. The amount of the Company’s liability including accrued interest as of both March 31, 2019 and December 31, 2018 was $151 million. The remaining maturity of outstanding FHLB advances was less than three months as of both March 31, 2019 and December 31, 2018. The weighted average annualized interest rate on the FHLB advances held as of March 31, 2019 and December 31, 2018 was 2.7% and 2.6%, respectively.

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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,872	$814	$11,686
Residential mortgage backed securities	—	2,797	18	2,815
Commercial mortgage backed securities	—	3,484	—	3,484
State and municipal obligations	—	1,321	—	1,321
Asset backed securities	—	667	379	1,046
Foreign government bonds and obligations	—	287	—	287
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	19,428	1,211	20,640
Cash equivalents	—	952	—	952
Other assets:
Interest rate derivative contracts	1	926	—	927
Equity derivative contracts	82	1,898	—	1,980
Foreign exchange derivative contracts	1	46	—	47
Total other assets	84	2,870	—	2,954
Separate account assets at net asset value (“NAV”)				78,812	(1)
Total assets at fair value	$85	$23,250	$1,211	$103,358

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$23	$26
IUL embedded derivatives	—	—	745	745
GMWB and GMAB embedded derivatives	—	—	180	180	(2)
Total policyholder account balances, future policy benefits and claims	—	3	948	951	(3)
Other liabilities:
Interest rate derivative contracts	—	366	—	366
Equity derivative contracts	34	2,400	—	2,434
Foreign exchange derivative contracts	—	32	—	32
Credit derivative contracts	—	21	—	21
Total other liabilities	34	2,819	—	2,853
Total liabilities at fair value	$34	$2,822	$948	$3,804

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$11,520	$871	$12,391
Residential mortgage backed securities	—	2,807	64	2,871
Commercial mortgage backed securities	—	3,652	—	3,652
State and municipal obligations	—	1,283	—	1,283
Asset backed securities	—	671	374	1,045
Foreign government bonds and obligations	—	285	—	285
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	20,218	1,309	21,528
Cash equivalents	—	1,000	—	1,000
Other assets:
Interest rate derivative contracts	—	789	—	789
Equity derivative contracts	189	1,515	—	1,704
Foreign exchange derivative contracts	—	54	—	54
Total other assets	189	2,358	—	2,547
Separate account assets at NAV				73,393	(1)
Total assets at fair value	$190	$23,576	$1,309	$98,468

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(4)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(5)
Other liabilities:
Interest rate derivative contracts	—	422	—	422
Equity derivative contracts	77	1,901	—	1,978
Foreign exchange derivative contracts	2	32	—	34
Credit derivative contracts	—	18	—	18
Total other liabilities	79	2,373	—	2,452
Total liabilities at fair value	$79	$2,376	$970	$3,425

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $557 million of individual contracts in a liability position and $377 million of individual contracts in an asset position as of March 31, 2019.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(536) million cumulative increase (decrease) to the embedded derivatives as of March 31, 2019.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position as of December 31, 2018.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(726) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2018.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities		Residential Mortgage Backed Securities		Asset Backed Securities		Total
	(in millions)
Balance, January 1, 2019	$871		$64		$374		$1,309
Total gains (losses) included in:
Other comprehensive income (loss)	14		—		5		19
Settlements	(71)		(1)		—		(72)
Transfers out of Level 3	—		(45)		—		(45)
Balance, March 31, 2019	$814		$18		$379		$1,211

Changes in unrealized gains (losses) relating to assets held at March 31, 2019	$—		$—		$—		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	2	(1)	98	(1)	(230)	(2)	(130)
Issues	7		36		84		127
Settlements	—		(17)		(2)		(19)
Balance, March 31, 2019	$23		$745		$180		$948

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2019	$—		$98	(1)	$(230)	(2)	$(132)

			Available-for-Sale Securities
			Corporate Debt Securities		Residential Mortgage Backed Securities		Total
			(in millions)
Balance, January 1, 2018			$1,072		$87		$1,159
Total gains (losses) included in:
Other comprehensive income (loss)			(15)		(1)		(16)
Settlements			(29)		(2)		(31)
Balance, March 31, 2018			$1,028		$84		$1,112

Changes in unrealized gains (losses) relating to assets held at March 31, 2018			$—		$—		$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—		$601		$(49)		$552
Total (gains) losses included in:
Net income	—		(25)	(1)	(356)	(2)	(381)
Issues	3		20		83		106
Settlements	—		(11)		(7)		(18)
Balance, March 31, 2018	$3		$585		$(329)		$259

Changes in unrealized (gains) losses relating to liabilities held at March 31, 2018	$—		$(25)	(1)	$(348)	(2)	$(373)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(158) million and $33 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended March 31, 2019 and 2018, respectively.
Securities transferred from Level 3 primarily represent securities with fair values that are now obtained from a third-party pricing service with observable inputs.
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$814	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.8%	1.3%
Asset backed securities	$379	Discounted cash flow	Annual default rate	2.8%
			Loss severity	25.0%
			Yield/spread to swap rates	83.0%	–	110.0%	85.0%
IUL embedded derivatives	$745	Discounted cash flow	Nonperformance risk (1)	85 bps
Indexed annuity embedded derivatives	$23	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	85 bps
GMWB and GMAB embedded derivatives	$180	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	3.9%	–	15.4%
			Nonperformance risk (1)	85 bps

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$871	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.6%	1.5%
Asset backed securities	$374	Discounted cash flow	Annual default rate	2.5%
			Loss severity	25.0%
			Yield/spread to swap rates	85.0%	–	115.0%	87.0%
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk (1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	4.0%	–	16.1%
			Nonperformance risk (1)	119 bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Significant increases (decreases) in the annual default rate used in the fair value measurement of Level 3 asset backed securities in isolation, generally, would have resulted in a significantly lower (higher) fair value measurement and significant increases (decreases) in loss severity in isolation would have resulted in a significantly lower (higher) fair value measurement.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
Separate Account Assets
The fair value of assets held by separate accounts is determined by the NAV of the funds in which those separate accounts are invested. The NAV is used as a practical expedient for fair value and represents the exit price for the separate account assets. Separate account assets are excluded from classification in the fair value hierarchy.
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both March 31, 2019 and December 31, 2018. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
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
The Company uses various Black-Scholes calculations to determine the fair value of the embedded derivatives associated with the provisions of its fixed index annuity and IUL products. The Company uses a discounted cash flow model to determine the fair value of the embedded derivatives associated with the provisions of its equity index annuity product. The projected cash flows generated by this model are based on significant observable inputs related to interest rates, volatilities and equity index levels and, therefore, are classified as Level 2. The fair value of fixed index annuity and IUL embedded derivatives includes significant observable interest rates, volatilities and equity index levels and the significant unobservable estimate of the Company’s nonperformance risk. Given the significance of the nonperformance risk assumption to the fair value, the fixed index annuity and IUL embedded derivatives are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both March 31, 2019 and December 31, 2018. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for other-than-temporary impairment. The investments that are determined to be OTTI are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $104 million and $112 million as of March 31, 2019 and December 31, 2018, respectively, and is classified as Level 3 in the fair value hierarchy.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	March 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,529	$—	$—	$2,541	$2,541
Policy loans	854	—	—	802	802
Other investments	411	—	362	44	406
Other receivables	1,612	—	—	1,612	1,612

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,456	$—	$—	$9,867	$9,867
Short-term borrowings	201	—	201	—	201
Other liabilities	42	—	—	41	41
Separate account liabilities at NAV	339				339	(1)

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,547	$—	$—	$2,514	$2,514
Policy loans	861	—	—	810	810
Other investments	411	—	355	41	396

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Short-term borrowings	201	—	201	—	201
Other liabilities	59	—	—	57	57
Separate account liabilities at NAV	312				312	(1)

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

Other investments include syndicated loans and the Company’s membership in the FHLB. Other receivables include the reinsurance deposit receivable. See Note 6 for additional information on mortgage loans, policy loans, syndicated loans and the reinsurance deposit receivable.
Policyholder account balances, future policy benefit and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 8 for additional information on these liabilities. Short-term borrowings include repurchase agreement and FHLB borrowings. See Note 10 for further information on short-term borrowings. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities relate to investment contracts.

12.	Regulatory Requirements
Insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life Insurance Company received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice is intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees. As of March 31, 2019 and December 31, 2018, application of this permitted practice resulted in an increase (decrease) to RiverSource Life Insurance Company’s statutory surplus of approximately $(111) million and $92 million, respectively.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	March 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,906	$—	$2,906	$(2,309)	$(551)	$(36)	$10
OTC cleared	29	—	29	(29)	—	—	—
Exchange-traded	19	—	19	(2)	—	—	17
Total derivatives	$2,954	$—	$2,954	$(2,340)	$(551)	$(36)	$27

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,499	$—	$2,499	$(2,066)	$(390)	$(26)	$17
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	14	—	14	(1)	—	—	13
Total derivatives	$2,547	$—	$2,547	$(2,090)	$(390)	$(26)	$41

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	March 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,810	$—	$2,810	$(2,309)	$—	$(500)	$1
OTC cleared	36	—	36	(29)	—	—	7
Exchange-traded	7	—	7	(2)	—	—	5
Total derivatives	2,853	—	2,853	(2,340)	—	(500)	13
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,903	$—	$2,903	$(2,340)	$—	$(550)	$13

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,419	$—	$2,419	$(2,066)	$(24)	$(328)	$1
OTC cleared	23	—	23	(23)	—	—	—
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,452	—	2,452	(2,090)	(24)	(328)	10
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,502	$—	$2,502	$(2,090)	$(24)	$(378)	$10

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	March 31, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$57,593	$927	$366	$57,185	$789	$422
Equity contracts	51,112	1,980	2,434	51,463	1,704	1,978
Credit contracts	1,499	—	21	1,206	—	18
Foreign exchange contracts	4,763	47	32	4,747	54	34
Total non-designated hedges	114,967	2,954	2,853	114,601	2,547	2,452

Embedded derivatives
GMWB and GMAB (3)	N/A	—	180	N/A	—	328
IUL	N/A	—	745	N/A	—	628
Indexed annuities	N/A	—	26	N/A	—	17
Total embedded derivatives	N/A	—	951	N/A	—	973
Total derivatives	$114,967	$2,954	$3,804	$114,601	$2,547	$3,425
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of March 31, 2019 included $557 million of individual contracts in a liability position and $377 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of March 31, 2019 and December 31, 2018, investment securities with a fair value of $53 million and $28 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $53 million and $28 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both March 31, 2019 and December 31, 2018, the Company had sold, pledged, or rehypothecated nil of these securities. In addition, as of both March 31, 2019 and December 31, 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2019
Interest rate contracts	$—	$332
Equity contracts	48	(675)
Credit contracts	—	(29)
Foreign exchange contracts	—	(6)
GMWB and GMAB embedded derivatives	—	148
IUL embedded derivatives	(81)	—
Indexed annuities embedded derivatives	(2)	—
Total gain (loss)	$(35)	$(230)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended March 31, 2018
Interest rate contracts	$—	$(399)
Equity contracts	(8)	26
Credit contracts	—	12
Foreign exchange contracts	—	2
GMWB and GMAB embedded derivatives	—	280
IUL embedded derivatives	36	—
Total gain (loss)	$28	$(79)
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of March 31, 2019:

	Premiums Payable	Premiums Receivable
	(in millions)
2019 (1)	$268	$139
2020	196	133
2021	167	125
2022	220	198
2023	125	43
2024-2028	397	17
Total	$1,373	$655
(1) 2019 amounts represent the amounts payable and receivable for the period from April 1, 2019 to December 31, 2019.
Actual timing and payment amounts may differ due to future settlements, modifications or exercises of the contracts prior to the full premium being paid or received.
The Company has a macro hedge program to provide protection against the statutory tail scenario risk arising from variable annuity reserves on its statutory surplus and to cover some of the residual risks not covered by other hedging activities. As a means of economically hedging these risks, the Company may use a combination of futures, options, swaps and swaptions. Certain of the macro hedge derivatives may contain settlement provisions linked to both equity returns and interest rates. The Company’s macro hedge derivatives that contain settlement provisions linked to both equity returns and interest rates, if any, are shown in other contracts in the tables above.
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
Cash Flow Hedges
During both the three months ended March 31, 2019 and 2018, the Company held no derivatives that were designated as cash flow hedges. During both the three months ended March 31, 2019 and 2018, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. See Note 15 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of March 31, 2019 and December 31, 2018, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $203 million and $91 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of March 31, 2019 and December 31, 2018 was $202 million and $90 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of March 31, 2019 and December 31, 2018 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $1 million as of both March 31, 2019 and December 31, 2018.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

15. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended March 31,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$599	$(129)	$470	$(490)	$104	$(386)
Reclassification of net (gains) losses on securities included in net income(2)	(10)	2	(8)	(5)	1	(4)
Impact of deferred acquisition costs, deferred sales inducement costs, unearned revenue, benefit reserves and reinsurance recoverables	(240)	50	(190)	216	(45)	171
Net unrealized gains (losses) on securities	349	(77)	272	(279)	60	(219)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income(3)	—	—	—	1	—	1
Net unrealized gains (losses) on derivatives	—	—	—	1	—	1
Total other comprehensive income (loss)	$349	$(77)	$272	$(278)	$60	$(218)

(1) Includes OTTI losses on Available-for-Sale securities related to factors other than credit that were recognized in other comprehensive income (loss) during the period.
(2) Reclassification amounts are recorded in net realized investment gains (losses).
(3) Reclassification amounts are recorded in net investment income.

Other comprehensive income (loss) related to net unrealized securities gains (losses) includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit OTTI losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, January 1, 2019	$46		$—	$(1)	$45
OCI before reclassifications	280		—	—	280
Amounts reclassified from AOCI	(8)		—	—	(8)
Total OCI	272		—	—	272
Balance, March 31, 2019	$318	(1)	$—	$(1)	$317

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, January 1, 2018	$458		$(1)	$(1)	$456
OCI before reclassifications	(215)		—	—	(215)
Amounts reclassified from AOCI	(4)		1	—	(3)
Total OCI	(219)		1	—	(218)
Balance, March 31, 2018	$239	(1)	$—	$(1)	$238

(1) Includes $(5) million and nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of March 31, 2019 and March 31, 2018, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Income Taxes
The Company’s effective tax rate was 4.6% and 8.2% for the three months ended March 31, 2019 and 2018, respectively.
The effective tax rate for the three months ended March 31, 2019 is lower than the statutory rate as a result of tax preferred items including foreign tax credits, low income housing tax credits, and the dividends received deduction, partially offset by lower income in the quarter relative to income expected for the full year. The effective tax rate for the three months ended March 31, 2018 was lower than the statutory rate as a result of tax preferred items including foreign tax credits, low income housing tax credits and the dividends received deduction.
The decrease in the effective tax rate for the three months ended March 31, 2019 compared to the prior period is primarily due to lower levels of pretax income relative to tax preferred items along with an increase in foreign tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $10 million, net of federal benefit, which will expire beginning December 31, 2019.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $12 million and $11 million as of March 31, 2019 and December 31, 2018, respectively.
As of both March 31, 2019 and December 31, 2018, the Company had $19 million of gross unrecognized tax benefits. If recognized, approximately $8 million, net of federal tax benefits, of unrecognized tax benefits as of both March 31, 2019 and December 31, 2018 would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $10 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months ended March 31, 2019 and 2018. As of both March 31, 2019 and December 31, 2018, the Company had a payable of $1 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the first quarter of 2019, Ameriprise Financial reached an agreement with the IRS to finalize the 2014 and 2015 IRS audits. Accordingly, Ameriprise Financial’s IRS audits are effectively settled through 2015. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 and 2017. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both March 31, 2019 and December 31, 2018, the estimated liability was $12 million and the related premium tax asset was $11 million. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

RIVERSOURCE LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS
Overview
RiverSource Life Insurance Company and its subsidiaries are referred to collectively in this Form 10-Q as the “Company”. The following discussion and management’s narrative analysis of the financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” that follow, the Consolidated Financial Statements and Notes presented in Item 1 and its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (“2018 10-K”), as well as any current reports on Form 8-K and other publicly available information.
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
See Note 1 to the Consolidated Financial Statements for additional information.
Critical Accounting Estimates
The accounting and reporting policies that the Company uses affect its Consolidated Financial Statements. Certain of the Company’s accounting and reporting policies are critical to an understanding of the Company’s financial condition and results of operations. In some cases, the application of these policies can be significantly affected by the estimates, judgments and assumptions made by management during the preparation of the Consolidated Financial Statements. These accounting policies are discussed in detail in “Management’s Narrative Analysis — Critical Accounting Estimates” in the Company’s 2018 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements and their expected impact on the Company’s future consolidated financial condition or results of operations, see Note 2 to the Consolidated Financial Statements.
Consolidated Results of Operations for the Three Months Ended March 31, 2019 and 2018
The following table presents the Company’s consolidated results of operations:

	Three Months Ended March 31,		Change
	2019	2018
	(in millions)
Revenues
Premiums	$103	$95	$8	8%
Net investment income	256	258	(2)	(1)
Policy and contract charges	473	510	(37)	(7)
Other revenues	102	104	(2)	(2)
Net realized investment gains	10	5	5	100
Total revenues	944	972	(28)	(3)

Benefits and expenses
Benefits, claims, losses and settlement expenses	418	281	137	49
Interest credited to fixed accounts	204	141	63	45
Amortization of deferred acquisition costs	2	75	(73)	(97)
Other insurance and operating expenses	168	171	(3)	(2)
Total benefits and expenses	792	668	124	19
Pretax income	152	304	(152)	(50)
Income tax provision	7	25	(18)	(72)
Net income	$145	$279	$(134)	(48)%

RIVERSOURCE LIFE INSURANCE COMPANY

Overall
Net income decreased $134 million or 48% to $145 million for the three months ended March 31, 2019 compared to $279 million for the prior year period. Pretax income decreased $152 million or 50% to $152 million for the three months ended March 31, 2019 compared to $304 million for the prior year period.
The following market impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was an expense of $119 million for the three months ended March 31, 2019 compared to an expense of $5 million for the prior year period.

•
The market impact on indexed universal life (“IUL”) benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $51 million for the three months ended March 31, 2019 compared to a benefit of $25 million for the prior year period.

•
The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impacts”) was a benefit of $36 million for the three months ended March 31, 2019 compared to a benefit of $6 million for the prior year period.

The Company’s variable annuity account balances declined 2% to $76.9 billion as of March 31, 2019 compared to the prior year period due to net outflows of $3.2 billion, partially offset by equity market appreciation. Variable annuity sales declined in the first quarter of 2019 related to lower client transactional activity associated with the recent market disruption.
The Company’s fixed deferred annuity account balances declined 6% to $8.6 billion as of March 31, 2019 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down.
Revenues
Premiums increased $8 million or 8% to $103 million for the three months ended March 31, 2019 compared to $95 million for the prior year period primarily reflecting higher sales of immediate annuities with a life contingent feature.
Policy and contract charges decreased $37 million or 7% to $473 million for the three months ended March 31, 2019 compared to $510 million for the prior year period primarily due to the unearned revenue amortization and the reinsurance accrual offset to the market impact on IUL benefits, which was an expense of $17 million for the three months ended March 31, 2019 compared to a benefit of $13 million for the prior year period.
Net realized investment gains were $10 million for the three months ended March 31, 2019 compared to $5 million for the prior year period and are related to net realized gains on Available-for-Sale securities due to sales, calls and tenders.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $137 million or 49% to $418 million for the three months ended March 31, 2019 compared to $281 million for the prior year period primarily reflecting the following items:

•
A $171 million increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $158 million for the three months ended March 31, 2019 compared to a favorable impact of $13 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $28 million decrease in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This decrease was the result of a favorable $42 million change in the market impact on variable annuity guaranteed living benefits reserves, an unfavorable $17 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits and a favorable $3 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2019 compared to the prior year period.

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the three months ended March 31, 2019 compared to a benefit in the prior year period.

•
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a lower expense for the three months ended March 31, 2019 compared to the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY

•	A $9 million increase in reserves for immediate annuities with a life contingent feature primarily due to higher sales. This impact is offset by an increase in premiums.

•	The mean reversion related impact was a benefit of $16 million for the three months ended March 31, 2019 compared to a benefit of $6 million for the prior year period.
Interest credited to fixed accounts increased $63 million or 45% to $204 million for the three months ended March 31, 2019 compared to $141 million for the prior year period primarily due to the market impact on IUL benefits, net of hedges, which was an expense of $43 million for the three months ended March 31, 2019 compared to a benefit of $21 million for the prior year period.
Amortization of DAC decreased $73 million or 97% to $2 million for the three months ended March 31, 2019 compared to $75 million for the prior year period primarily reflecting the following items:

•
The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $25 million for the three months ended March 31, 2019 compared to an expense of $4 million for the prior year period.

•	The mean reversion related impact was a benefit of $20 million for the three months ended March 31, 2019 compared to nil for the prior year period.

•	The DAC offset to the market impact on IUL benefits was a benefit of $9 million for the three months ended March 31, 2019 compared to an expense of $9 million for the prior year period.
Income Taxes
The Company’s effective tax rate was 4.6% for the three months ended March 31, 2019 compared to 8.2% for the prior year period. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through March 31, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $2.1 billion and 5.0%, respectively, as of March 31, 2019. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.8 billion and had a weighted average yield of 3.5% as of March 31, 2019. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the three months ended March 31, 2019 was approximately 4.4%.
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
To evaluate interest rate and equity price risk, the Company performs sensitivity testing which measures the impact on pretax income from the sources listed below for a 12-month period following a hypothetical 100 basis point increase in interest rates or a hypothetical 10% decline in equity prices. The interest rate risk test assumes a sudden 100 basis point parallel shift in the yield curve, with rates then staying at those levels for the next 12 months. The equity price risk test assumes a sudden 10% drop in equity prices, with equity prices then staying at those levels for the next 12 months. In estimating the values of variable annuity riders, indexed annuities, IUL life insurance and the associated hedge assets, the Company assumed no change in implied market volatility despite the 10% drop in equity prices.
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of March 31, 2019:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(85)	$—	$(85)
DAC and DSIC amortization (1) (2)	(27)	—	(27)
Variable annuity riders:
GMDB and GMIB (2)	(13)	—	(13)
GMWB (2)	(333)	345	12
GMAB	(20)	21	1
DAC and DSIC amortization (3)	N/A	N/A	(12)
Total variable annuity riders	(366)	366	(12)
Macro hedge program (4)	—	33	33
Indexed annuities	3	(3)	—
IUL insurance	66	(59)	7
Total	$(409)	$337	$(84)

RIVERSOURCE LIFE INSURANCE COMPANY

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(33)	$—	$(33)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,003	(586)	417
GMAB	19	(9)	10
DAC and DSIC amortization (3)	N/A	N/A	(61)
Total variable annuity riders	1,022	(595)	366
Macro hedge program (4)	—	(1)	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	58	—	58
IUL insurance	135	3	138
Total	$1,182	$(593)	$528
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

(2)
In estimating the impact to pretax income on DAC and DSIC amortization and additional insurance benefit reserves, the assumed equity asset growth rates reflect what management would follow in its mean reversion guidelines.

(3)	Market impact on DAC and DSIC amortization related to variable annuity riders is modeled net of hedge impact.

(4)	The market impact of the macro hedge program is modeled net of any related impact to DAC and DSIC amortization.
The above results compare to an estimated negative net impact to pretax income of $72 million related to a 10% equity price decline and an estimated positive net impact to pretax income of $428 million related to a 100 basis point increase in interest rates as of December 31, 2018.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general

RIVERSOURCE LIFE INSURANCE COMPANY

market conditions, this estimate resulted in a spread over the LIBOR swap curve as of March 31, 2019. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $366 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on March 31, 2019 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial, Inc. (“Ameriprise Financial”). Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial aggregating $987 million.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both March 31, 2019 and December 31, 2018 was $50 million, which is collateralized with agency residential mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of both March 31, 2019 and December 31, 2018, the Company had estimated maximum borrowing capacity of $5.9 billion under the FHLB facility, of which $151 million was outstanding and is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
In 2009, the Company established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured long term care (“LTC”). In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with the Company’s domiciliary regulator and rating agencies. GLIC is domiciled in Delaware so in the event GLIC were subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs as well as contracts among sophisticated parties. Similar credit protections to what the Company has with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result the Company believes its credit protections would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, the Company believes the correct way to think about the risks represented by its counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account the Company’s credit protections). Thus, management believes that this agreement and offsetting non LTC legacy arrangements with Genworth will enable the Company to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
Capital Activity
Dividends paid by RiverSource Life Insurance Company were as follows:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Cash dividends paid to Ameriprise Financial	$250	$200
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	March 31, 2019	December 31, 2018	December 31, 2018
	(in millions)
RiverSource Life Insurance Company	$3,092	$3,382	$675
RiverSource Life Insurance Co. of NY	284	266	40
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is based on the statutory risk-based capital filing.

RIVERSOURCE LIFE INSURANCE COMPANY

Contractual Commitments
There have been no material changes to the Company’s contractual obligations disclosed in the Company’s 2018 10-K.
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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, bank holding company laws and regulations or in light of the U.S. Department of Labor’s fiduciary regulations (as well as state and other fiduciary rules, the Securities and Exchange Commission best interest standards, or similar standards as the Certified Financial Planner Board standards) pertaining to the fiduciary status of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts and related issues;

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

RIVERSOURCE LIFE INSURANCE COMPANY

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

The Company cautions the reader that the foregoing list of factors is not exhaustive. There may also be other risks that the Company is unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion included in Part I, Item 1A of the Company’s 2018 10-K.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2019.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors provided in Part I, Item 1A of RiverSource Life Insurance Company’s 2018 10-K.
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

101
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	May 1, 2019	By	/s/ John R. Woerner
John R. Woerner Chairman and President

Date:	May 1, 2019	By	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer