Form 10-Q
period 2019-06-30
RIVERSOURCE LIFE INSURANCE CO
filed 2019-08-05
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 5, 2019
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2019, $19,230; 2018, $21,099)	$20,770	$21,528
Mortgage loans, at amortized cost (less allowance for loan losses: 2019 and 2018, $16)	2,543	2,547
Policy loans	861	861
Other investments	803	838
Total investments	24,977	25,774
Cash and cash equivalents	1,743	1,085
Reinsurance recoverables	3,139	3,113
Other receivables	1,813	209
Accrued investment income	176	203
Deferred acquisition costs	2,690	2,742
Other assets	4,461	3,554
Separate account assets	80,137	73,393
Total assets	$119,136	$110,073

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,180	$29,407
Short-term borrowings	201	201
Other liabilities	4,763	3,500
Separate account liabilities	80,137	73,393
Total liabilities	115,281	106,501

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	861	1,058
Accumulated other comprehensive income, net of tax	525	45
Total shareholder’s equity	3,855	3,572
Total liabilities and shareholder’s equity	$119,136	$110,073
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues
Premiums	$102	$100	$205	$195
Net investment income	234	256	490	514
Policy and contract charges	498	493	971	1,003
Other revenues	121	105	223	209
Net realized investment gains (losses)	—	5	10	10
Total revenues	955	959	1,899	1,931
Benefits and expenses
Benefits, claims, losses and settlement expenses	341	373	759	654
Interest credited to fixed accounts	186	180	390	321
Amortization of deferred acquisition costs	43	47	45	122
Other insurance and operating expenses	173	173	341	344
Total benefits and expenses	743	773	1,535	1,441
Pretax income (loss)	212	186	364	490
Income tax provision (benefit)	2	12	9	37
Net income	$210	$174	$355	$453

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$—	$—	$(7)	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	7	—
Net impairment losses recognized in net realized investment gains (losses)	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$210	$174	$355	$453
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	208	(122)	480	(341)
Net unrealized gains (losses) on derivatives	—	—	—	1
Total other comprehensive income (loss), net of tax	208	(122)	480	(340)
Total comprehensive income	$418	$52	$835	$113
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances at April 1, 2018	$3	$2,466	$982	$238	$3,689
Comprehensive income:
Net income	—	—	174	—	174
Other comprehensive income (loss), net of tax	—	—	—	(122)	(122)
Total comprehensive income					52
Cash dividends to Ameriprise Financial, Inc.	—	—	(200)	—	(200)
Balances at June 30, 2018	$3	$2,466	$956	$116	$3,541

Balances at April 1, 2019	$3	$2,466	$951	$317	$3,737
Comprehensive income:
Net income	—	—	210	—	210
Other comprehensive income (loss), net of tax	—	—	—	208	208
Total comprehensive income					418
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at June 30, 2019	$3	$2,466	$861	$525	$3,855

Balances at January 1, 2018	$3	$2,466	$903	$456	$3,828
Comprehensive income:
Net income	—	—	453	—	453
Other comprehensive income (loss), net of tax	—	—	—	(340)	(340)
Total comprehensive income					113
Cash dividends to Ameriprise Financial, Inc.	—	—	(400)	—	(400)
Balances at June 30, 2018	$3	$2,466	$956	$116	$3,541

Balances at January 1, 2019	$3	$2,466	$1,058	$45	$3,572
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(2)	—	(2)
Comprehensive income:
Net income	—	—	355	—	355
Other comprehensive income (loss), net of tax	—	—	—	480	480
Total comprehensive income					835
Cash dividends to Ameriprise Financial, Inc.	—	—	(550)	—	(550)
Balances at June 30, 2019	$3	$2,466	$861	$525	$3,855
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities
Net income	$355	$453
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(4)	22
Deferred income tax (benefit) expense	(56)	26
Contractholder and policyholder charges, non-cash	(189)	(183)
Loss from equity method investments	34	25
Net realized investment (gains) losses	(10)	(10)
Changes in operating assets and liabilities:
Deferred acquisition costs	(71)	(8)
Policyholder account balances, future policy benefits and claims, net	475	(240)
Derivatives, net of collateral	230	181
Reinsurance recoverables	(29)	(32)
Other receivables	7	6
Accrued investment income	18	5
Other, net	15	(19)
Net cash provided by (used in) operating activities	775	226

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	100	40
Maturities, sinking fund payments and calls	1,277	1,439
Purchases	(763)	(1,603)
Proceeds from sales, maturities and repayments of mortgage loans	119	153
Funding of mortgage loans	(114)	(87)
Proceeds from sales and collections of other investments	58	88
Purchase of other investments	(85)	(115)
Purchase of equipment and software	(4)	(4)
Change in policy loans, net	—	(6)
Change in reinsurance deposit, net	(306)	—
Advance on line of credit to Ameriprise Financial, Inc.	—	(65)
Repayment from Ameriprise Financial, Inc. on line of credit	—	65
Cash paid for written options with deferred premiums	(41)	(82)
Cash received from written options with deferred premiums	43	80
Other, net	(23)	(35)
Net cash provided by (used in) investing activities	261	(132)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Six Months Ended June 30,
	2019	2018
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,151	$985
Net transfers from (to) separate accounts	(28)	(59)
Surrenders and other benefits	(926)	(977)
Change in short-term borrowings, net	—	1
Proceeds from line of credit with Ameriprise Financial, Inc.	3	—
Payments on line of credit with Ameriprise Financial, Inc.	(3)	—
Cash received for purchased options with deferred premiums	60	119
Cash paid for purchased options with deferred premiums	(85)	(119)
Cash dividends to Ameriprise Financial, Inc.	(550)	(400)
Net cash provided by (used in) financing activities	(378)	(450)
Net increase (decrease) in cash and cash equivalents	658	(356)
Cash and cash equivalents at beginning of period	1,085	1,062
Cash and cash equivalents at end of period	$1,743	$706

Supplemental Disclosures:
Income taxes paid (received), net	$63	$60
Interest paid on borrowings	2	2
Non-cash investing activity:
Partnership commitments not yet remitted	2	—
Investments transferred in connection with reinsurance transaction	1,265	—
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is currently effective for interim and annual periods beginning after December 15, 2020. On July 17, 2019, the FASB voted to defer the effective date of the standard to January 1, 2022. If the deferral is adopted, the Company will update the effective date accordingly. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
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
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company is currently evaluating the impact of the standard on its consolidated financial condition and results of operations including developing and refining models with a focus on commercial mortgage loans, syndicated loans and reinsurance recoverables.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

3. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Policy and contract charges
Affiliated	$42	$43	$83	$86
Unaffiliated	3	4	7	8
Total	45	47	90	94

Other revenues
Administrative fees
Affiliated	11	11	21	22
Unaffiliated	6	7	10	12
	17	18	31	34
Other fees
Affiliated	86	85	169	171
Unaffiliated	1	1	2	2
	87	86	171	173
Total	104	104	202	207
Total revenue from contracts with customers	149	151	292	301
Revenue from other sources (1)	806	808	1,607	1,630
Total revenues	$955	$959	$1,899	$1,931
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

value of assets invested. The unaffiliated revenue is earned based on a fixed rate applied, as a percentage, to the market value of assets invested. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $53 million and $49 million as of June 30, 2019 and December 31, 2018, respectively.
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
A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $321 million and $352 million as of June 30, 2019 and December 31, 2018, respectively. The Company had a $22 million and $43 million liability recorded as of June 30, 2019 and December 31, 2018, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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
5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$10,556	$1,120	$(25)	$11,651	$(2)
Residential mortgage backed securities	2,732	66	(8)	2,790	—
Commercial mortgage backed securities	3,497	93	(4)	3,586	—
State and municipal obligations	1,118	233	(5)	1,346	—
Asset backed securities	1,050	57	—	1,107	—
Foreign government bonds and obligations	276	16	(3)	289	—
U.S. government and agency obligations	1	—	—	1	—
Total	$19,230	$1,585	$(45)	$20,770	$(2)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,044	$554	$(207)	$12,391	$—
Residential mortgage backed securities	2,890	25	(44)	2,871	—
Commercial mortgage backed securities	3,737	17	(102)	3,652	—
State and municipal obligations	1,129	162	(8)	1,283	—
Asset backed securities	1,013	35	(3)	1,045	—
Foreign government bonds and obligations	285	9	(9)	285	—
U.S. government and agency obligations	1	—	—	1	—
Total	$21,099	$802	$(373)	$21,528	$—

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of June 30, 2019 and December 31, 2018, investment securities with a fair value of $1.9 billion and $1.4 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $669 million and $405 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of June 30, 2019 and December 31, 2018, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of June 30, 2019 and December 31, 2018, approximately $618 million and $706 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.
A summary of fixed maturity securities by rating was as follows:

Ratings	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,375	$6,539	32%	$6,602	$6,499	30%
AA	1,253	1,449	7	1,310	1,455	7
A	2,663	3,082	15	2,550	2,776	13
BBB	8,029	8,786	42	9,745	9,945	46
Below investment grade	910	914	4	892	853	4
Total fixed maturities	$19,230	$20,770	100%	$21,099	$21,528	100%

As of June 30, 2019 and December 31, 2018, approximately 36% and 34%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had no holdings which were greater than 10% of total equity as of June 30, 2019. The Company had holdings of $382 million in AT&T, Inc. and holdings of $374 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, both which were greater than 10% of total equity as of December 31, 2018. There were no other holdings of any other issuer greater than 10% of total equity as of December 31, 2018.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	June 30, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	9	$41	$(1)	41	$485	$(24)	50	$526	$(25)
Residential mortgage backed securities	3	6	—	34	564	(8)	37	570	(8)
Commercial mortgage backed securities	1	3	—	20	265	(4)	21	268	(4)
State and municipal obligations	1	16	—	3	84	(5)	4	100	(5)
Asset backed securities	4	94	—	7	14	—	11	108	—
Foreign government bonds and obligations	2	10	—	14	31	(3)	16	41	(3)
Total	20	$170	$(1)	119	$1,443	$(44)	139	$1,613	$(45)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	286	$4,792	$(141)	93	$972	$(66)	379	$5,764	$(207)
Residential mortgage backed securities	54	826	(9)	57	897	(35)	111	1,723	(44)
Commercial mortgage backed securities	69	1,146	(25)	88	1,565	(77)	157	2,711	(102)
State and municipal obligations	6	88	(2)	24	129	(6)	30	217	(8)
Asset backed securities	11	149	(1)	17	124	(2)	28	273	(3)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	443	$7,087	$(182)	293	$3,704	$(191)	736	$10,791	$(373)

As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to lower interest rates as well as tighter credit spreads.
There were no amounts recognized in the Consolidated Statements of Income for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI during both the three months and six months ended June 30, 2019 and 2018.
Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Gross realized investment gains	$3	$5	$22	$10
Gross realized investment losses	(3)	—	(12)	—
Total	$—	$5	$10	$10

See Note 15 for a rollforward of net unrealized investment gains (losses) included in AOCI.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Available-for-Sale securities by contractual maturity as of June 30, 2019 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$548	$552
Due after one year through five years	4,307	4,441
Due after five years through 10 years	2,935	3,128
Due after 10 years	4,161	5,166
	11,951	13,287
Residential mortgage backed securities	2,732	2,790
Commercial mortgage backed securities	3,497	3,586
Asset backed securities	1,050	1,107
Total	$19,230	$20,770

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities	$210	$230	$439	$459
Mortgage loans	30	29	59	59
Other investments	—	3	4	8
	240	262	502	526
Less: investment expenses	6	6	12	12
Total	$234	$256	$490	$514

6. Financing Receivables
The Company’s financing receivables include commercial mortgage loans, syndicated loans, policy loans and the reinsurance deposit receivable. Syndicated loans are reflected in other investments. The reinsurance deposit receivable is reflected in other receivables.
Allowance for Loan Losses
Policy loans do not exceed the cash surrender value of the policy at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans. The Company does not have an allowance for loan losses for the reinsurance deposit receivable as the receivable is supported by a trust and there is minimal risk of loss.
The following table presents a rollforward of the allowance for loan losses for the six months ended and the ending balance of the allowance for loan losses by impairment method:

	June 30,
	2019	2018
	(in millions)
Beginning balance	$20	$22
Charge-offs	—	(2)
Ending balance	$20	$20
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	20	20

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The recorded investment in financing receivables by impairment method was as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Individually evaluated for impairment	$13	$19
Collectively evaluated for impairment	2,946	2,943
Total	$2,959	$2,962
As of June 30, 2019 and December 31, 2018, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $13 million and $20 million, respectively.
During the three months ended June 30, 2019 and 2018, the Company purchased $30 million and $63 million, respectively, of syndicated loans and sold $12 million and $27 million, respectively, of syndicated loans.
During the six months ended June 30, 2019 and 2018, the Company purchased $55 million and $88 million, respectively, of syndicated loans and sold $21 million and $30 million, respectively, of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were nil as of both June 30, 2019 and December 31, 2018. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both June 30, 2019 and December 31, 2018. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.
Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
South Atlantic	$685	$699	27%	27%
Pacific	772	766	30	30
Mountain	235	224	9	9
West North Central	199	203	8	8
East North Central	210	208	8	8
Middle Atlantic	170	171	7	7
West South Central	137	139	5	5
New England	49	54	2	2
East South Central	102	99	4	4
	2,559	2,563	100%	100%
Less: allowance for loan losses	16	16
Total	$2,543	$2,547

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
Retail	$867	$854	34%	33%
Office	403	408	15	16
Apartments	581	583	23	23
Industrial	405	423	16	16
Mixed use	56	45	2	2
Hotel	52	43	2	2
Other	195	207	8	8
	2,559	2,563	100%	100%
Less: allowance for loan losses	16	16
Total	$2,543	$2,547

Syndicated Loans
The recorded investment in syndicated loans as of June 30, 2019 and December 31, 2018 was $400 million and $399 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of both June 30, 2019 and December 31, 2018 were not material.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both June 30, 2019 and December 31, 2018. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for both the three months and six months ended June 30, 2019 and 2018. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
Reinsurance Deposit Receivable
The reinsurance deposit receivable was $1.6 billion as of June 30, 2019.
In the first quarter of 2019, the Company reinsured approximately $1.7 billion of fixed annuity polices sold through third parties, which is approximately 20% of in force fixed annuity account balances. The arrangement contains investment guidelines and a trust to meet the Company’s risk management objectives. The transaction was effective as of January 1, 2019.
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
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
The balances of and changes in DAC were as follows:

	2019	2018
	(in millions)
Balance at January 1	$2,742	$2,639
Capitalization of acquisition costs	116	130
Amortization	(45)	(122)
Impact of change in net unrealized (gains) losses on securities	(123)	83
Balance at June 30	$2,690	$2,730

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2019	2018
	(in millions)
Balance at January 1	$249	$273
Capitalization of sales inducement costs	1	1
Amortization	(6)	(20)
Impact of change in net unrealized (gains) losses on securities	(19)	14
Balance at June 30	$225	$268

8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,102	$9,338
Variable annuity fixed sub-accounts	5,114	5,129
Universal life (“UL”)/variable universal life (“VUL”) insurance	3,072	3,063
Indexed universal life (“IUL”) insurance	1,860	1,728
Other life insurance	665	683
Total policyholder account balances	19,813	19,941

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	1,297	875
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(35)	(19)
Other annuity liabilities	104	26
Fixed annuity life contingent liabilities	1,458	1,459
Life and disability income insurance	1,217	1,221
Long term care insurance	5,177	4,981
UL/VUL and other life insurance additional liabilities	975	749
Total future policy benefits	10,193	9,292
Policy claims and other policyholders’ funds	174	174
Total policyholder account balances, future policy benefits and claims	$30,180	$29,407

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both June 30, 2019 and December 31, 2018 reported as a contra liability.
Separate account liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(in millions)
Variable annuity	$72,941	$66,913
VUL insurance	7,166	6,451
Other insurance	30	29
Total	$80,137	$73,393

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
The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	June 30, 2019				December 31, 2018
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,927	$58,993	$10	67	$55,810	$53,872	$417	67
Five/six-year reset	8,003	5,276	9	67	7,670	4,941	112	67
One-year ratchet	5,922	5,579	14	70	5,560	5,210	417	70
Five-year ratchet	1,390	1,335	1	66	1,307	1,251	23	66
Other	1,140	1,120	73	72	1,033	1,014	148	72
Total — GMDB	$77,382	$72,303	$107	67	$71,380	$66,288	$1,117	67

GGU death benefit	$1,077	$1,025	$123	70	$992	$940	$112	70

GMIB	$189	$174	$8	70	$180	$164	$12	69

GMWB:
GMWB	$2,062	$2,056	$1	73	$1,990	$1,984	$3	72
GMWB for life	45,076	44,980	310	68	40,966	40,876	742	68
Total — GMWB	$47,138	$47,036	$311	68	$42,956	$42,860	$745	68

GMAB	$2,518	$2,512	$—	60	$2,456	$2,450	$24	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	June 30, 2019		December 31, 2018
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,505	66	$6,513	66

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	3	—	(335)	5	53
Paid claims	(3)	—	—	—	(13)
Balance at June 30, 2018	$17	$6	$128	$(75)	$529

Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	1	(1)	422	(16)	64
Paid claims	(3)	—	—	—	(25)
Balance at June 30, 2019	$17	$7	$1,297	$(35)	$698

(1)	The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	June 30, 2019	December 31, 2018
	(in millions)
Mutual funds:
Equity	$43,217	$39,764
Bond	23,351	21,190
Other	5,977	5,568
Total mutual funds	$72,545	$66,522

10. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both June 30, 2019 and December 31, 2018, the Company has pledged $52 million of agency residential mortgage backed securities. The amount of the Company’s liability including accrued interest as of both June 30, 2019 and December 31, 2018 was $50 million. The remaining maturity of outstanding repurchase agreements was less than one month as of June 30, 2019 and less than three months as of December 31, 2018. The weighted average annualized interest rate on repurchase agreements held as of June 30, 2019 and December 31, 2018 was 2.7% and 2.6%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $814 million and $780 million as of June 30, 2019 and December 31, 2018, respectively. The amount of the Company’s liability including accrued interest as of both June 30, 2019 and December 31, 2018 was $151 million. The remaining maturity of outstanding FHLB advances was less than three months as of both June 30, 2019 and December 31, 2018. The weighted average annualized interest rate on the FHLB advances held as of both June 30, 2019 and December 31, 2018 was 2.6%.
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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,861	$790	$11,651
Residential mortgage backed securities	—	2,746	44	2,790
Commercial mortgage backed securities	—	3,586	—	3,586
State and municipal obligations	—	1,346	—	1,346
Asset backed securities	—	723	384	1,107
Foreign government bonds and obligations	—	289	—	289
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	19,551	1,218	20,770
Cash equivalents	—	1,695	—	1,695
Other assets:
Interest rate derivative contracts	—	1,408	—	1,408
Equity derivative contracts	113	2,011	—	2,124
Foreign exchange derivative contracts	—	50	—	50
Total other assets	113	3,469	—	3,582
Separate account assets at net asset value (“NAV”)				80,137	(1)
Total assets at fair value	$114	$24,715	$1,218	$106,184

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$31	$34
IUL embedded derivatives	—	—	819	819
GMWB and GMAB embedded derivatives	—	—	696	696	(2)
Total policyholder account balances, future policy benefits and claims	—	3	1,546	1,549	(3)
Other liabilities:
Interest rate derivative contracts	—	410	—	410
Equity derivative contracts	21	2,612	—	2,633
Foreign exchange derivative contracts	—	37	—	37
Credit derivative contracts	—	12	—	12
Total other liabilities	21	3,071	—	3,092
Total liabilities at fair value	$21	$3,074	$1,546	$4,641

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$11,520	$871	$12,391
Residential mortgage backed securities	—	2,807	64	2,871
Commercial mortgage backed securities	—	3,652	—	3,652
State and municipal obligations	—	1,283	—	1,283
Asset backed securities	—	671	374	1,045
Foreign government bonds and obligations	—	285	—	285
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	20,218	1,309	21,528
Cash equivalents	—	1,000	—	1,000
Other assets:
Interest rate derivative contracts	—	789	—	789
Equity derivative contracts	189	1,515	—	1,704
Foreign exchange derivative contracts	—	54	—	54
Total other assets	189	2,358	—	2,547
Separate account assets at NAV				73,393	(1)
Total assets at fair value	$190	$23,576	$1,309	$98,468

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(4)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(5)
Other liabilities:
Interest rate derivative contracts	—	422	—	422
Equity derivative contracts	77	1,901	—	1,978
Foreign exchange derivative contracts	2	32	—	34
Credit derivative contracts	—	18	—	18
Total other liabilities	79	2,373	—	2,452
Total liabilities at fair value	$79	$2,376	$970	$3,425

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $927 million of individual contracts in a liability position and $231 million of individual contracts in an asset position as of June 30, 2019.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(592) million cumulative increase (decrease) to the embedded derivatives as of June 30, 2019.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position as of December 31, 2018.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(726) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2018.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2019	$814	$18	$379	$1,211
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	14	—	5	19
Purchases	14	27	—	41
Settlements	(51)	—	—	(51)
Transfers out of Level 3	—	(1)	—	(1)
Balance, June 30, 2019	$790	$44	$384	$1,218
Changes in unrealized gains (losses) relating to assets held at June 30, 2019	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2019	$23		$745		$180		$948
Total (gains) losses included in:
Net income	1	(2)	60	(2)	433	(3)	494
Issues	7		31		86		124
Settlements	—		(17)		(3)		(20)
Balance, June 30, 2019	$31		$819		$696		$1,546
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2019	$—		$60	(2)	$430	(3)	$490

	Available-for-Sale Securities						Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, April 1, 2018	$1,028	$84	$—	$—	$1,112		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(1)	(3)
Other comprehensive income (loss)	(11)	2	—	—	(9)		—
Purchases	15	—	12	10	37		3
Settlements	(33)	(2)	—	—	(35)		—
Transfers out of Level 3	—	(15)	—	—	(15)		—
Balance, June 30, 2018	$998	$69	$12	$10	$1,089		$2
Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$(1)	$—	$—	$—	$(1)	(1)	$(1)	(3)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, April 1, 2018	$3	$585		$(329)		$259
Total (gains) losses included in:
Net income	—	26	(2)	(175)	(3)	(149)
Issues	5	21		84		110
Settlements	—	(12)		(5)		(17)
Balance, June 30, 2018	$8	$620		$(425)		$203
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2018	$—	$26	(2)	$(173)	(3)	$(147)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$871	$64	$374	$1,309
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income	28	—	10	38
Purchases	14	27	—	41
Settlements	(122)	(1)	—	(123)
Transfers out of Level 3	—	(46)	—	(46)
Balance, June 30, 2019	$790	$44	$384	$1,218
Changes in unrealized gains (losses) relating to assets held at June 30, 2019	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	3	(2)	158	(2)	203	(3)	364
Issues	14		67		170		251
Settlements	—		(34)		(5)		(39)
Balance, June 30, 2019	$31		$819		$696		$1,546
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2019	$—		$158	(2)	$200	(3)	$358

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities						Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,072	$87	$—	$—	$1,159		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(1)	(3)
Other comprehensive income	(26)	1	—	—	(25)		—
Purchases	15	—	12	10	37		3
Settlements	(62)	(4)	—	—	(66)		—
Transfers out of Level 3	—	(15)	—	—	(15)		—
Balance, June 30, 2018	$998	$69	$12	$10	$1,089		$2
Changes in unrealized gains (losses) relating to assets held at June 30, 2018	$(1)	$—	$—	$—	$(1)	(1)	$(1)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552
Total (gains) losses included in:
Net income	—	1	(2)	(531)	(3)	(530)
Issues	8	41		167		216
Settlements	—	(23)		(12)		(35)
Balance, June 30, 2018	$8	$620		$(425)		$203
Changes in unrealized (gains) losses relating to liabilities held at June 30, 2018	$—	$1	(2)	$(521)	(3)	$(520)

(1)	Included in net investment income in the Consolidated Statements of Income.

(2)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(3)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $43 million and $15 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended June 30, 2019 and 2018, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(115) million and $48 million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the six months ended June 30, 2019 and 2018, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$789	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	2.9%	1.3%
Asset backed securities	$384	Discounted cash flow	Annual default rate	3.0%
			Loss severity	25.0%
			Yield/spread to swap rates	90 bps	–	120 bps	92 bps
IUL embedded derivatives	$819	Discounted cash flow	Nonperformance risk (1)	78 bps
Indexed annuity embedded derivatives	$31	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	78 bps
GMWB and GMAB embedded derivatives	$696	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	3.8%	–	15.6%
			Nonperformance risk (1)	78 bps

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$871	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.6%	1.5%
Asset backed securities	$374	Discounted cash flow	Annual default rate	2.5%
			Loss severity	25.0%
			Yield/spread to swap rates	85 bps	–	115 bps	87 bps
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk (1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	4.0%	–	16.1%
			Nonperformance risk (1)	119 bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both June 30, 2019 and December 31, 2018. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value as the present value of future expected benefit payments less the present value of future expected rider fees attributable to the embedded derivative feature. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to contractholder behavior assumptions, implied volatility, and margins for risk, profit and expenses that the Company believes an exit market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both June 30, 2019 and December 31, 2018. See Note 13 and Note 14 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for OTTI. The investments that are determined to be OTTI are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $74 million and $112 million as of June 30, 2019 and December 31, 2018, respectively, and is classified as Level 3 in the fair value hierarchy.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	June 30, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,543	$—	$—	$2,604	$2,604
Policy loans	861	—	—	806	806
Other investments	412	—	378	32	410
Other receivables	1,568	—	—	1,682	1,682

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,331	$—	$—	$10,065	$10,065
Short-term borrowings	201	—	201	—	201
Other liabilities	32	—	—	31	31
Separate account liabilities — investment contracts	337	—	337	—	337

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,547	$—	$—	$2,514	$2,514
Policy loans	861	—	—	810	810
Other investments	411	—	355	41	396

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Short-term borrowings	201	—	201	—	201
Other liabilities	59	—	—	57	57
Separate account liabilities — investment contracts	312	—	312	—	312	(1)

(1)
The fair value of separate account liabilities - investment contracts as of December 31, 2018 was previously incorrectly omitted from the fair value hierarchy based on use of NAV per share as a practical expedient.

Other investments include syndicated loans and the Company’s membership in the FHLB. Other receivables include the reinsurance deposit receivable. See Note 6 for additional information on mortgage loans, policy loans, syndicated loans and the reinsurance deposit receivable.
Policyholder account balances, future policy benefit and claims include fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 8 for additional information on these liabilities. Short-term borrowings include repurchase agreement and FHLB borrowings. See Note 10 for further information on short-term borrowings. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities are related to certain annuity products that are classified as investment contracts.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

12.	Regulatory Requirements
Insurance companies are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of their respective states of domicile. RiverSource Life Insurance Company received approval from the Minnesota Department of Commerce to apply a permitted statutory accounting practice, effective July 1, 2017 through June 30, 2019, for certain derivative instruments used to economically hedge the interest rate exposure of certain variable annuity products that do not qualify for statutory hedge accounting. The permitted practice was intended to mitigate the impact to statutory surplus from the misalignment between variable annuity statutory reserves, which are not carried at fair value, and the fair value of derivatives used to economically hedge the interest rate exposure of non-life contingent living benefit guarantees.
The permitted practice allowed RiverSource Life Insurance Company to defer a portion of the change in fair value, net investment income and realized gains or losses generated from designated derivatives to the extent the amounts do not offset the current period interest-rate related change in the variable annuity statutory reserve liability. The deferred amount could be amortized over ten years using the straight-line method with the ability to accelerate amortization at management’s discretion. As of June 30, 2019, RiverSource Life Insurance Company elected to accelerate amortization of the net deferred amount associated with its permitted practice.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	June 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,509	$—	$3,509	$(2,498)	$(913)	$(68)	$30
OTC cleared	15	—	15	(15)	—	—	—
Exchange-traded	58	—	58	(2)	—	—	56
Total derivatives	$3,582	$—	$3,582	$(2,515)	$(913)	$(68)	$86

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,499	$—	$2,499	$(2,066)	$(390)	$(26)	$17
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	14	—	14	(1)	—	—	13
Total derivatives	$2,547	$—	$2,547	$(2,090)	$(390)	$(26)	$41

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	June 30, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,056	$—	$3,056	$(2,498)	$—	$(558)	$—
OTC cleared	24	—	24	(15)	—	—	9
Exchange-traded	12	—	12	(2)	—	—	10
Total derivatives	3,092	—	3,092	(2,515)	—	(558)	19
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,142	$—	$3,142	$(2,515)	$—	$(608)	$19

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,419	$—	$2,419	$(2,066)	$(24)	$(328)	$1
OTC cleared	23	—	23	(23)	—	—	—
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,452	—	2,452	(2,090)	(24)	(328)	10
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,502	$—	$2,502	$(2,090)	$(24)	$(378)	$10

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
Certain of the Company’s freestanding derivative instruments are subject to master netting arrangements. The Company’s policy on the recognition of derivatives on the Consolidated Balance Sheets is to not offset fair value amounts recognized for derivatives and collateral arrangements executed with the same counterparty under the same master netting arrangement. See Note 13 for additional information regarding the estimated fair value of the Company’s freestanding derivatives after considering the effect of master netting arrangements and collateral.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	June 30, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$58,785	$1,408	$410	$57,185	$789	$422
Equity contracts	52,038	2,124	2,633	51,463	1,704	1,978
Credit contracts	1,337	—	12	1,206	—	18
Foreign exchange contracts	4,602	50	37	4,747	54	34
Total non-designated hedges	116,762	3,582	3,092	114,601	2,547	2,452

Embedded derivatives
GMWB and GMAB (3)	N/A	—	696	N/A	—	328
IUL	N/A	—	819	N/A	—	628
Indexed annuities	N/A	—	34	N/A	—	17
Total embedded derivatives	N/A	—	1,549	N/A	—	973
Total derivatives	$116,762	$3,582	$4,641	$114,601	$2,547	$3,425
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of June 30, 2019 included $927 million of individual contracts in a liability position and $231 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of June 30, 2019 and December 31, 2018, investment securities with a fair value of $68 million and $28 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $68 million and $28 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both June 30, 2019 and December 31, 2018, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both June 30, 2019 and December 31, 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended June 30, 2019
Interest rate contracts	$—	$628
Equity contracts	18	(209)
Credit contracts	—	(40)
Foreign exchange contracts	—	(4)
GMWB and GMAB embedded derivatives	—	(516)
IUL embedded derivatives	(43)	—
Indexed annuities embedded derivatives	(1)	—
Total gain (loss)	$(26)	$(141)

Six Months Ended June 30, 2019
Interest rate contracts	$—	$960
Equity contracts	66	(884)
Credit contracts	—	(69)
Foreign exchange contracts	—	(10)
GMWB and GMAB embedded derivatives	—	(368)
IUL embedded derivatives	(124)	—
Indexed annuities embedded derivatives	(3)	—
Total gain (loss)	$(61)	$(371)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended June 30, 2018
Interest rate contracts	$—	$(135)
Equity contracts	11	(124)
Credit contracts	—	6
Foreign exchange contracts	—	(3)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	96
IUL embedded derivatives	(14)	—
Total gain (loss)	$(3)	$(162)

Six Months Ended June 30, 2018
Interest rate contracts	$—	$(534)
Equity contracts	3	(98)
Credit contracts	—	18
Foreign exchange contracts	—	(1)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	376
IUL embedded derivatives	22	—
Total gain (loss)	$25	$(241)

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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of June 30, 2019:

	Premiums Payable	Premiums Receivable
	(in millions)
2019 (1)	$193	$126
2020	196	133
2021	167	126
2022	204	198
2023	126	43
2024-2028	386	17
Total	$1,272	$643
(1) 2019 amounts represent the amounts payable and receivable for the period from July 1, 2019 to December 31, 2019.
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
Cash Flow Hedges
During both the six months ended June 30, 2019 and 2018, the Company held no derivatives that were designated as cash flow hedges. During both the six months ended June 30, 2019 and 2018, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. See Note 15 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of June 30, 2019 and December 31, 2018, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $273 million and $91 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of June 30, 2019 and December 31, 2018 was $273 million and $90 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of June 30, 2019 and December 31, 2018 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $1 million as of June 30, 2019 and December 31, 2018, respectively.
15. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended June 30,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$522	$(110)	$412	$(253)	$54	$(199)
Reclassification of net (gains) losses on securities included in net income(2)	—	—	—	(5)	1	(4)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(259)	55	(204)	103	(22)	81
Net unrealized gains (losses) on securities	263	(55)	208	(155)	33	(122)
Total other comprehensive income (loss)	$263	$(55)	$208	$(155)	$33	$(122)

	Six Months Ended June 30, 2018
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,121	$(239)	$882	$(743)	$158	$(585)
Reclassification of net (gains) losses on securities included in net income (2)	(10)	2	(8)	(10)	2	(8)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(499)	105	(394)	319	(67)	252
Net unrealized gains (losses) on securities	612	(132)	480	(434)	93	(341)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	—	—	—	1	—	1
Net unrealized gains (losses) on derivatives	—	—	—	1	—	1
Total other comprehensive income (loss)	$612	$(132)	$480	$(433)	$93	$(340)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other comprehensive income (loss) related to net unrealized gains (losses) on securities includes three components: (i) unrealized gains (losses) that arose from changes in the market value of securities that were held during the period; (ii) (gains) losses that were previously unrealized, but have been recognized in current period net income due to sales of Available-for-Sale securities and due to the reclassification of noncredit OTTI losses to credit losses; and (iii) other adjustments primarily consisting of changes in insurance and annuity asset and liability balances, such as DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables, to reflect the expected impact on their carrying values had the unrealized gains (losses) been realized as of the respective balance sheet dates.
The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, April 1, 2019	$318		$—	$(1)	$317
OCI before reclassifications	208		—	—	208
Amounts reclassified from AOCI	—		—	—	—
Total OCI	208		—	—	208
Balance, June 30, 2019	$526	(1)	$—	$(1)	$525

Balance, January 1, 2019	$46		$—	$(1)	$45
OCI before reclassifications	488		—	—	488
Amounts reclassified from AOCI	(8)		—	—	(8)
Total OCI	480		—	—	480
Balance, June 30, 2019	$526	(1)	$—	$(1)	$525

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, April 1, 2018	$239		$—	$(1)	$238
OCI before reclassifications	(118)		—	—	(118)
Amounts reclassified from AOCI	(4)		—	—	(4)
Total OCI	(122)		—	—	(122)
Balance, June 30, 2018	$117	(1)	$—	$(1)	$116

Balance, January 1, 2018	$458		$(1)	$(1)	$456
OCI before reclassifications	(333)		—	—	(333)
Amounts reclassified from AOCI	(8)		1	—	(7)
Total OCI	(341)		1	—	(340)
Balance, June 30, 2018	$117	(1)	$—	$(1)	$116

(1) Includes $(2) million and nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of June 30, 2019 and June 30, 2018, respectively.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

16. Income Taxes
The Company’s effective tax rate was 0.9% and 6.5% for the three months ended June 30, 2019 and 2018, respectively. The Company’s effective tax rate was 2.5% and 7.6% for the six months ended June 30, 2019 and 2018, respectively.
The effective tax rate for the three months ended June 30, 2019 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, foreign tax credits, and the dividends received deduction. The effective tax rate for the six months ended June 30, 2019 is lower than the statutory rate as a result of tax preferred items including foreign tax credits, low income housing tax credits, and the dividends received deduction, partially offset by lower income for the six months ended June 30, 2019 relative to income expected for the full year.
The effective tax rates for the three months and six months ended June 30, 2018 are lower than the statutory rates as a result of tax preferred items including foreign tax credits, low income housing tax credits and the dividends received deduction.
The decrease in the effective tax rate for the three months ended June 30, 2019 compared to the prior period is primarily due to an increase in foreign tax credits. The decrease in the effective tax rate for the six months ended June 30, 2019 compared to the prior period is primarily due to an increase in foreign tax credits, and an increase in low income housing tax credits.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $11 million, net of federal benefit, which will expire beginning December 31, 2019.
The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $12 million and $11 million as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019 and December 31, 2018, the Company had $41 million and $19 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $16 million and $8 million, net of federal tax benefits, of unrecognized tax benefits as of June 30, 2019 and December 31, 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $32 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months and six months ended June 30, 2019 and 2018. As of both June 30, 2019 and December 31, 2018, the Company had a payable of $1 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the first quarter of 2019, Ameriprise Financial reached an agreement with the IRS to finalize the 2014 and 2015 IRS audits. However, during the second quarter, Ameriprise Financial made a determination to file amended returns for one issue on the 2014 and 2015 income tax returns. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 and 2017. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.

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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both June 30, 2019 and December 31, 2018, the estimated liability was $12 million. As of June 30, 2019 and December 31, 2018, the related premium tax asset was $10 million and $11 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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
Consolidated Results of Operations for the Six Months Ended June 30, 2019 and 2018
The following table presents the Company’s consolidated results of operations:

	Six Months Ended June 30,		Change
	2019	2018
	(in millions)
Revenues
Premiums	$205	$195	$10	5%
Net investment income	490	514	(24)	(5)
Policy and contract charges	971	1,003	(32)	(3)
Other revenues	223	209	14	7
Net realized investment gains (losses)	10	10	—	—
Total revenues	1,899	1,931	(32)	(2)

Benefits and expenses
Benefits, claims, losses and settlement expenses	759	654	105	16
Interest credited to fixed accounts	390	321	69	21
Amortization of deferred acquisition costs	45	122	(77)	(63)
Other insurance and operating expenses	341	344	(3)	(1)
Total benefits and expenses	1,535	1,441	94	7
Pretax income (loss)	364	490	(126)	(26)
Income tax provision (benefit)	9	37	(28)	(76)
Net income	$355	$453	$(98)	(22)%
Overall
Net income decreased $98 million or 22% to $355 million for the six months ended June 30, 2019 compared to $453 million for the prior year period. Pretax income decreased $126 million or 26% to $364 million for the six months ended June 30, 2019 compared to $490 million for the prior year period.
The following market impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was an expense of $168 million for the six months ended June 30, 2019 compared to an expense of $73 million for the prior year period.

RIVERSOURCE LIFE INSURANCE COMPANY

•
The market impact on indexed universal life (“IUL”) benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $77 million for the six months ended June 30, 2019 compared to a benefit of $5 million for the prior year period.

•
The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was a benefit of $54 million for the six months ended June 30, 2019 compared to a benefit of $14 million for the prior year period.

The Company’s variable annuity account balances were essentially flat at $78.1 billion as of June 30, 2019 compared to the prior year period as net outflows of $3.3 billion were offset by equity market appreciation. Variable annuity sales declined 20% compared to the prior year period.
The Company’s fixed deferred annuity account balances declined 6% to $8.5 billion as of June 30, 2019 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down. The Company reinsured approximately 20% of its in force fixed annuity account balances during the first quarter of 2019.
Revenues
Premiums increased $10 million or 5% to $205 million for the six months ended June 30, 2019 compared to $195 million for the prior year period primarily reflecting higher sales of immediate annuities with a life contingent feature.
Net investment income decreased $24 million or 5% to $490 million for the six months ended June 30, 2019 compared to $514 million for the prior year period reflecting a decrease in investment income on fixed maturities due to lower average invested assets as a result of the fixed annuities reinsurance transaction in the first quarter of 2019.
Other revenues increased $14 million or 7% to $223 million for the six months ended June 30, 2018 compared to $209 million for the prior year period primarily due to accretion on the fixed annuities reinsurance deposit receivable.
Benefits and Expenses
Benefits, claims, losses and settlement expenses increased $105 million or 16% to $759 million for the six months ended June 30, 2019 compared to $654 million for the prior year period primarily reflecting the following items:

•
A $113 million increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $102 million for the six months ended June 30, 2019 compared to a favorable impact of $11 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•	A $14 million increase in reserves for immediate annuities with a life contingent feature primarily due to higher sales. This impact is offset by an increase in premiums.

•	The mean reversion related impact was a benefit of $27 million for the six months ended June 30, 2019 compared to a benefit of $11 million for the prior year period.
Interest credited to fixed accounts increased $69 million or 21% to $390 million for the six months ended June 30, 2019 compared to $321 million for the prior year period primarily due to the market impact on IUL benefits, net of hedges, which was an expense of $66 million for the six months ended June 30, 2019 compared to a benefit of $4 million for the prior year period.
Amortization of DAC decreased $77 million or 63% to $45 million for the six months ended June 30, 2019 compared to $122 million for the prior year period primarily reflecting the following items:

•	The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $28 million for the six months ended June 30, 2019 compared to $5 million for the prior year period.

•	The mean reversion related impact was a benefit of $27 million for the six months ended June 30, 2019 compared to $3 million for the prior year period.

•	The DAC offset to the market impact on IUL benefits was a benefit of $14 million for the six months ended June 30, 2019 compared to an expense of $2 million for the prior year period.

•	The positive impact on DAC from normal year over year experience differences for variable annuities was $14 million.
Income Taxes
The Company’s effective tax rate was 2.5% for the six months ended June 30, 2019 compared to 7.6% for the prior year period. See Note 16 to the Consolidated Financial Statements for additional discussion on income taxes.

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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through June 30, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.9 billion and 4.6%, respectively, as of June 30, 2019. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.8 billion and had a weighted average yield of 3.5% as of June 30, 2019. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the six months ended June 30, 2019 was approximately 4.2%.
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of June 30, 2019:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(94)	$—	$(94)
DAC and DSIC amortization (1) (2)	(31)	—	(31)
Variable annuity riders:
GMDB and GMIB (2)	(13)	—	(13)
GMWB (2)	(435)	373	(62)
GMAB	(28)	28	—
DAC and DSIC amortization (3)	N/A	N/A	11
Total variable annuity riders	(476)	401	(64)
Macro hedge program (4)	—	163	163
Indexed annuities	4	(5)	(1)
IUL insurance	78	(64)	14
Total	$(519)	$495	$(13)

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(29)	$—	$(29)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,177	(1,306)	(129)
GMAB	22	(24)	(2)
DAC and DSIC amortization (3)	N/A	N/A	20
Total variable annuity riders	1,199	(1,330)	(111)
Macro hedge program (4)	—	(4)	(4)
Indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	59	—	59
IUL insurance	12	3	15
Total	$1,240	$(1,331)	$(71)
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
The above results compare to an estimated negative net impact to pretax income of $72 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $91 million related to a 100 basis point increase in interest rates as of December 31, 2018. The previous disclosure estimating the impact from a 100 basis point increase in interest rates was a positive net impact to pretax income of $428 million as of December 31, 2018 and did not reflect mitigation enhancements made to the hedge programs and overstated the impact to IUL insurance.

RIVERSOURCE LIFE INSURANCE COMPANY

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
Actual results could differ materially from those illustrated above as they are based on a number of estimates and assumptions. These include assuming that implied market volatility does not change when equity prices fall by 10% and that the 100 basis point increase in interest rates is a parallel shift of the yield curve. Furthermore, the Company has not tried to anticipate changes in client preferences for different types of assets or other changes in client behavior, nor has the Company tried to anticipate all strategic actions management might take to increase revenues or reduce expenses in these scenarios.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of June 30, 2019. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $401 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on June 30, 2019 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both June 30, 2019 and December 31, 2018 was $50 million, which is collateralized with agency residential mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of both June 30, 2019 and December 31, 2018, the Company had estimated maximum borrowing capacity of $5.9 billion under the FHLB facility, of which $151 million was outstanding and is collateralized with commercial mortgage backed securities.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Paid to Ameriprise Financial	$550	$400
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	43	48
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	June 30, 2019	December 31, 2018	December 31, 2018
	(in millions)
RiverSource Life Insurance Company	$3,545	$3,382	$675
RiverSource Life Insurance Co. of NY	276	266	40
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

RIVERSOURCE LIFE INSURANCE COMPANY

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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2019.
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

101
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Equity for the three months and six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 is formatted in iXBRL (Inline eXtensible Business Reporting Language).
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	August 5, 2019	By:	/s/ John R. Woerner
John R. Woerner Chairman and President

Date:	August 5, 2019	By:	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer