Form 10-Q
period 2019-09-30
RIVERSOURCE LIFE INSURANCE CO
filed 2019-11-12
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Former name, former address and former fiscal year, if changed since last report:	Not Applicable

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 12, 2019
Common Stock (par value $30 per share)	100,000 shares

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

RIVERSOURCE LIFE INSURANCE COMPANY

FORM 10-Q

RIVERSOURCE LIFE INSURANCE COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2019, $18,938; 2018, $21,099)	$20,778	$21,528
Mortgage loans, at amortized cost (less allowance for loan losses: 2019 and 2018, $16)	2,584	2,547
Policy loans	864	861
Other investments	772	838
Total investments	24,998	25,774
Cash and cash equivalents	2,718	1,085
Reinsurance recoverables	3,162	3,113
Other receivables	1,729	209
Accrued investment income	185	203
Deferred acquisition costs	2,604	2,742
Other assets	5,144	3,554
Separate account assets	79,438	73,393
Total assets	$119,978	$110,073

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$31,143	$29,407
Short-term borrowings	201	201
Other liabilities	5,329	3,500
Separate account liabilities	79,438	73,393
Total liabilities	116,111	106,501

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	792	1,058
Accumulated other comprehensive income, net of tax	606	45
Total shareholder’s equity	3,867	3,572
Total liabilities and shareholder’s equity	$119,978	$110,073
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues
Premiums	$96	$101	$301	$296
Net investment income	222	243	712	757
Policy and contract charges	539	576	1,510	1,579
Other revenues	120	104	343	313
Net realized investment gains (losses)	(11)	4	(1)	14
Total revenues	966	1,028	2,865	2,959
Benefits and expenses
Benefits, claims, losses and settlement expenses	332	480	1,091	1,134
Interest credited to fixed accounts	127	178	517	499
Amortization of deferred acquisition costs	96	11	141	133
Other insurance and operating expenses	172	168	513	512
Total benefits and expenses	727	837	2,262	2,278
Pretax income (loss)	239	191	603	681
Income tax provision (benefit)	8	(8)	17	29
Net income	$231	$199	$586	$652

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(15)	$—	$(22)	$—
Portion of loss recognized in other comprehensive income (before taxes)	—	—	7	—
Net impairment losses recognized in net realized investment gains (losses)	$(15)	$—	$(15)	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$231	$199	$586	$652
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	81	(51)	561	(392)
Net unrealized gains (losses) on derivatives	—	—	—	1
Total other comprehensive income (loss), net of tax	81	(51)	561	(391)
Total comprehensive income	$312	$148	$1,147	$261
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (UNAUDITED)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at July 1, 2018	$3	$2,466	$956	$116	$3,541
Comprehensive income:
Net income	—	—	199	—	199
Other comprehensive income (loss), net of tax	—	—	—	(51)	(51)
Total comprehensive income					148
Cash dividends to Ameriprise Financial, Inc.	—	—	(150)	—	(150)
Balances at September 30, 2018	$3	$2,466	$1,005	$65	$3,539

Balances at July 1, 2019	$3	$2,466	$861	$525	$3,855
Comprehensive income:
Net income	—	—	231	—	231
Other comprehensive income (loss), net of tax	—	—	—	81	81
Total comprehensive income					312
Cash dividends to Ameriprise Financial, Inc.	—	—	(300)	—	(300)
Balances at September 30, 2019	$3	$2,466	$792	$606	$3,867

Balances at January 1, 2018	$3	$2,466	$903	$456	$3,828
Comprehensive income:
Net income	—	—	652	—	652
Other comprehensive income (loss), net of tax	—	—	—	(391)	(391)
Total comprehensive income					261
Cash dividends to Ameriprise Financial, Inc.	—	—	(550)	—	(550)
Balances at September 30, 2018	$3	$2,466	$1,005	$65	$3,539

Balances at January 1, 2019	$3	$2,466	$1,058	$45	$3,572
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(2)	—	(2)
Comprehensive income:
Net income	—	—	586	—	586
Other comprehensive income (loss), net of tax	—	—	—	561	561
Total comprehensive income					1,147
Cash dividends to Ameriprise Financial, Inc.	—	—	(850)	—	(850)
Balances at September 30, 2019	$3	$2,466	$792	$606	$3,867

See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash Flows from Operating Activities
Net income	$586	$652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(13)	31
Deferred income tax (benefit) expense	(219)	(25)
Contractholder and policyholder charges, non-cash	(284)	(274)
Loss from equity method investments	58	50
Net realized investment (gains) losses	(14)	(14)
Other-than-temporary impairments and provision for loan losses	15	—
Changes in operating assets and liabilities:
Deferred acquisition costs	(37)	(59)
Policyholder account balances, future policy benefits and claims, net	1,370	(251)
Derivatives, net of collateral	23	327
Reinsurance recoverables	(55)	(168)
Other receivables	22	8
Accrued investment income	10	5
Other, net	171	31
Net cash provided by (used in) operating activities	1,633	313

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	209	40
Maturities, sinking fund payments and calls	1,738	2,102
Purchases	(1,064)	(2,327)
Proceeds from sales, maturities and repayments of mortgage loans	171	222
Funding of mortgage loans	(208)	(143)
Proceeds from sales and collections of other investments	100	112
Purchase of other investments	(124)	(168)
Purchase of equipment and software	(7)	(6)
Change in policy loans, net	(3)	(9)
Change in reinsurance deposit, net	(274)	—
Advance on line of credit to Ameriprise Financial, Inc.	—	(65)
Repayment from Ameriprise Financial, Inc. on line of credit	—	65
Cash received from written options with deferred premiums	72	99
Cash paid for written options with deferred premiums	(125)	(82)
Other, net	33	(2)
Net cash provided by (used in) investing activities	518	(162)
See Notes to Consolidated Financial Statements.

RIVERSOURCE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$1,620	$1,511
Net transfers from (to) separate accounts	(46)	(89)
Surrenders and other benefits	(1,320)	(1,406)
Proceeds from line of credit with Ameriprise Financial, Inc.	3	10
Payments on line of credit with Ameriprise Financial, Inc.	(3)	(10)
Cash received for purchased options with deferred premiums	220	161
Cash paid for purchased options with deferred premiums	(142)	(165)
Cash dividends to Ameriprise Financial, Inc.	(850)	(550)
Net cash provided by (used in) financing activities	(518)	(538)
Net increase (decrease) in cash and cash equivalents	1,633	(387)
Cash and cash equivalents at beginning of period	1,085	1,062
Cash and cash equivalents at end of period	$2,718	$675

Supplemental Disclosures:
Income taxes paid (received), net	$77	$93
Interest paid on borrowings	4	3
Non-cash investing activity:
Partnership commitments not yet remitted	4	1
Investments transferred in connection with reinsurance transaction	1,265	—
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is currently effective for interim and annual periods beginning after December 15, 2020. On October 16, 2019, the FASB affirmed their decision to defer the effective date of the standard to interim and

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

annual periods beginning after December 15, 2021. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
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
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption will be permitted for interim and annual periods beginning after December 15, 2018. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The update is not expected to have a material impact on the Company’s consolidated financial condition or results of operations upon adoption.
3. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Policy and contract charges
Affiliated	$43	$43	$126	$129
Unaffiliated	4	4	11	12
Total	47	47	137	141

Other revenues
Administrative fees
Affiliated	11	11	32	33
Unaffiliated	5	5	15	17
	16	16	47	50
Other fees
Affiliated	87	85	256	256
Unaffiliated	1	1	3	3
	88	86	259	259
Total	104	102	306	309
Total revenue from contracts with customers	151	149	443	450
Revenue from other sources (1)	815	879	2,422	2,509
Total revenues	$966	$1,028	$2,865	$2,959
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
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $55 million and $49 million as of September 30, 2019 and December 31, 2018, respectively.
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
A majority of the limited partnerships are variable interest entities (“VIEs”). The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $301 million and $352 million as of September 30, 2019 and December 31, 2018, respectively. The Company had a $20 million and a $43 million liability recorded as of September 30, 2019 and December 31, 2018, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

5. Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$10,371	$1,310	$(7)	$11,674	$—
Residential mortgage backed securities	2,719	78	(3)	2,794	—
Commercial mortgage backed securities	3,460	132	(1)	3,591	—
State and municipal obligations	1,089	264	(3)	1,350	—
Asset backed securities	1,042	55	—	1,097	—
Foreign government bonds and obligations	256	18	(3)	271	—
U.S. government and agency obligations	1	—	—	1	—
Total	$18,938	$1,857	$(17)	$20,778	$—

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI (1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,044	$554	$(207)	$12,391	$—
Residential mortgage backed securities	2,890	25	(44)	2,871	—
Commercial mortgage backed securities	3,737	17	(102)	3,652	—
State and municipal obligations	1,129	162	(8)	1,283	—
Asset backed securities	1,013	35	(3)	1,045	—
Foreign government bonds and obligations	285	9	(9)	285	—
U.S. government and agency obligations	1	—	—	1	—
Total	$21,099	$802	$(373)	$21,528	$—

(1)
Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.

As of September 30, 2019 and December 31, 2018, investment securities with a fair value of $1.9 billion and $1.4 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $588 million and $405 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of September 30, 2019 and December 31, 2018, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of September 30, 2019 and December 31, 2018, approximately $600 million and $706 million, respectively, of securities were internally rated by Columbia Management Investment Advisers, LLC, an affiliate of the Company, using criteria similar to those used by NRSROs.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

A summary of fixed maturity securities by rating was as follows:

Ratings	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,375	$6,601	32%	$6,602	$6,499	30%
AA	1,197	1,416	7	1,310	1,455	7
A	2,663	3,139	15	2,550	2,776	13
BBB	7,930	8,824	42	9,745	9,945	46
Below investment grade	773	798	4	892	853	4
Total fixed maturities	$18,938	$20,778	100%	$21,099	$21,528	100%

As of September 30, 2019 and December 31, 2018, approximately 35% and 34%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had no holdings which were greater than 10% of total equity as of September 30, 2019. The Company had holdings of $382 million in AT&T, Inc. and holdings of $374 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, both which were greater than 10% of total equity as of December 31, 2018. There were no other holdings of any other issuer greater than 10% of total equity as of December 31, 2018.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	September 30, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	9	$88	$(1)	13	$201	$(6)	22	$289	$(7)
Residential mortgage backed securities	9	107	—	24	349	(3)	33	456	(3)
Commercial mortgage backed securities	7	74	—	9	98	(1)	16	172	(1)
State and municipal obligations	1	4	—	3	76	(3)	4	80	(3)
Foreign government bonds and obligations	2	5	—	13	26	(3)	15	31	(3)
Total	28	$278	$(1)	62	$750	$(16)	90	$1,028	$(17)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	286	$4,792	$(141)	93	$972	$(66)	379	$5,764	$(207)
Residential mortgage backed securities	54	826	(9)	57	897	(35)	111	1,723	(44)
Commercial mortgage backed securities	69	1,146	(25)	88	1,565	(77)	157	2,711	(102)
State and municipal obligations	6	88	(2)	24	129	(6)	30	217	(8)
Asset backed securities	11	149	(1)	17	124	(2)	28	273	(3)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	443	$7,087	$(182)	293	$3,704	$(191)	736	$10,791	$(373)

As part of the Company’s ongoing monitoring process, management determined that the change in gross unrealized losses on its Available-for-Sale securities is attributable to lower interest rates as well as tighter credit spreads.
The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI:

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Beginning balance	$—	$—	$—	$—
Credit losses for which an other-than-temporary impairment was not previously recognized	15	—	15	—
Ending balance	$15	$—	$15	$—

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Gross realized investment gains	$6	$4	$28	$14
Gross realized investment losses	(2)	—	(14)	—
Other-than-temporary impairments	(15)	—	(15)	—
Total	$(11)	$4	$(1)	$14

Other-than-temporary impairments for the three months and nine months ended September 30, 2019 related to credit losses on corporate debt securities.
See Note 14 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of September 30, 2019 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$478	$482
Due after one year through five years	4,308	4,468
Due after five years through 10 years	2,812	3,035
Due after 10 years	4,119	5,311
	11,717	13,296
Residential mortgage backed securities	2,719	2,794
Commercial mortgage backed securities	3,460	3,591
Asset backed securities	1,042	1,097
Total	$18,938	$20,778

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities	$205	$227	$644	$686
Mortgage loans	29	29	88	88
Other investments	(6)	(7)	(2)	1
	228	249	730	775
Less: investment expenses	6	6	18	18
Total	$222	$243	$712	$757

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
The following table presents a rollforward of the allowance for loan losses for the nine months ended and the ending balance of the allowance for loan losses by impairment method:

	September 30,
	2019	2018
	(in millions)
Beginning balance	$20	$22
Charge-offs	—	(2)
Ending balance	$20	$20
Individually evaluated for impairment	$—	$—
Collectively evaluated for impairment	20	20

The recorded investment in financing receivables by impairment method was as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Individually evaluated for impairment	$12	$19
Collectively evaluated for impairment	2,983	2,943
Total	$2,995	$2,962
As of September 30, 2019 and December 31, 2018, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $12 million and $20 million, respectively.
During the three months ended September 30, 2019 and 2018, the Company purchased $39 million and $21 million, respectively, of syndicated loans and sold $11 million and $13 million, respectively, of syndicated loans.
During the nine months ended September 30, 2019 and 2018, the Company purchased $94 million and $109 million, respectively, of syndicated loans and sold $32 million and $43 million, respectively, of syndicated loans.
Credit Quality Information
Nonperforming loans, which are generally loans 90 days or more past due, were $6 million and nil as of September 30, 2019 and December 31, 2018, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both September 30, 2019 and December 31, 2018. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
South Atlantic	$697	$699	27%	27%
Pacific	766	766	29	30
Mountain	238	224	9	9
West North Central	201	203	8	8
East North Central	228	208	9	8
Middle Atlantic	166	171	6	7
West South Central	148	139	6	5
New England	48	54	2	2
East South Central	108	99	4	4
	2,600	2,563	100%	100%
Less: allowance for loan losses	16	16
Total	$2,584	$2,547

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Retail	$870	$854	33%	33%
Office	409	408	16	16
Apartments	610	583	24	23
Industrial	399	423	15	16
Mixed use	60	45	2	2
Hotel	51	43	2	2
Other	201	207	8	8
	2,600	2,563	100%	100%
Less: allowance for loan losses	16	16
Total	$2,584	$2,547

Syndicated Loans
The recorded investment in syndicated loans as of September 30, 2019 and December 31, 2018 was $395 million and $399 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans were $6 million and nil as of September 30, 2019 and December 31, 2018, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both September 30, 2019 and December 31, 2018. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for both the three months and nine months ended September 30, 2019 and 2018. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
Reinsurance Deposit Receivable
The reinsurance deposit receivable was $1.5 billion as of September 30, 2019.
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
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
7. Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter, management updates market-related assumptions and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC in the third quarter of 2019 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking to DAC in the third quarter of 2018 primarily reflected updated mortality assumptions on universal life (“UL”) and variable universal life (“VUL”) insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
The balances of and changes in DAC were as follows:

	2019	2018
	(in millions)
Balance at January 1	$2,742	$2,639
Capitalization of acquisition costs	178	192
Amortization, excluding the impact of valuation assumptions review	(127)	(166)
Amortization, impact of valuation assumptions review	(14)	33
Impact of change in net unrealized (gains) losses on securities	(175)	95
Balance at September 30	$2,604	$2,793

The balances of and changes in DSIC, which is included in other assets, were as follows:

	2019	2018
	(in millions)
Balance at January 1	$249	$273
Capitalization of sales inducement costs	1	2
Amortization, excluding the impact of valuation assumptions review	(14)	(26)
Amortization, impact of valuation assumptions review	—	—
Impact of change in net unrealized (gains) losses on securities	(21)	16
Balance at September 30	$215	$265

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

8. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Policyholder account balances
Fixed annuities (1)	$9,015	$9,338
Variable annuity fixed sub-accounts	5,122	5,129
UL/VUL insurance	3,093	3,063
Indexed universal life (“IUL”) insurance	1,933	1,728
Other life insurance	656	683
Total policyholder account balances	19,819	19,941

Future policy benefits
Variable annuity guaranteed minimum withdrawal benefits (“GMWB”)	2,120	875
Variable annuity guaranteed minimum accumulation benefits (“GMAB”) (2)	(19)	(19)
Other annuity liabilities	141	26
Fixed annuity life contingent liabilities	1,450	1,459
Life and disability income insurance	1,214	1,221
Long term care insurance	5,268	4,981
UL/VUL and other life insurance additional liabilities	999	749
Total future policy benefits	11,173	9,292
Policy claims and other policyholders’ funds	151	174
Total policyholder account balances, future policy benefits and claims	$31,143	$29,407

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.

(2)	Includes the fair value of GMAB embedded derivatives that was a net asset as of both September 30, 2019 and December 31, 2018 reported as a contra liability.
Separate account liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Variable annuity	$72,330	$66,913
VUL insurance	7,078	6,451
Other insurance	30	29
Total	$79,438	$73,393

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	September 30, 2019				December 31, 2018
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$60,653	$58,705	$17	67	$55,810	$53,872	$417	67
Five/six-year reset	7,835	5,108	11	67	7,670	4,941	112	67
One-year ratchet	5,806	5,466	24	70	5,560	5,210	417	70
Five-year ratchet	1,365	1,310	1	66	1,307	1,251	23	66
Other	1,144	1,125	81	73	1,033	1,014	148	72
Total — GMDB	$76,803	$71,714	$134	67	$71,380	$66,288	$1,117	67

GGU death benefit	$1,071	$1,018	$121	71	$992	$940	$112	70

GMIB	$182	$167	$8	70	$180	$164	$12	69

GMWB:
GMWB	$1,989	$1,983	$1	73	$1,990	$1,984	$3	72
GMWB for life	44,997	44,888	374	68	40,966	40,876	742	68
Total — GMWB	$46,986	$46,871	$375	68	$42,956	$42,860	$745	68

GMAB	$2,494	$2,490	$1	60	$2,456	$2,450	$24	59

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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	September 30, 2019		December 31, 2018
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,531	66	$6,513	66

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB (1)	GMAB (1)	UL
	(in millions)
Balance at January 1, 2018	$17	$6	$463	$(80)	$489
Incurred claims	5	—	(588)	(3)	171
Paid claims	(4)	—	—	—	(19)
Balance at September 30, 2018	$18	$6	$(125)	$(83)	$641

Balance at January 1, 2019	$19	$8	$875	$(19)	$659
Incurred claims	—	(1)	1,245	—	110
Paid claims	(4)	—	—	—	(34)
Balance at September 30, 2019	$15	$7	$2,120	$(19)	$735

(1)	The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	September 30, 2019	December 31, 2018
	(in millions)
Mutual funds:
Equity	$42,770	$39,764
Bond	23,235	21,190
Other	5,944	5,568
Total mutual funds	$71,949	$66,522

10. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and has pledged Available-for-Sale securities to collateralize its obligations under the repurchase agreements. As of both September 30, 2019 and December 31, 2018, the Company had pledged $52 million of agency residential mortgage backed securities. The amount of the Company’s liability including accrued interest as of both September 30, 2019 and December 31, 2018 was $50 million. The remaining maturity of outstanding repurchase agreements was less than one month as of September 30, 2019 and less than three months as of December 31, 2018. The weighted average annualized interest rate on repurchase agreements held as of September 30, 2019 and December 31, 2018 was 2.5% and 2.6%, respectively.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $784 million and $780 million as of September 30, 2019 and December 31, 2018, respectively. The amount of the Company’s liability including accrued interest as of both September 30, 2019 and December 31, 2018 was $151 million. The remaining maturity of outstanding FHLB advances was less than three months as of both September 30, 2019 and December 31, 2018. The weighted average annualized interest rate on the FHLB advances held as of September 30, 2019 and December 31, 2018 was 2.2% and 2.6%, respectively.

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
Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,894	$780	$11,674
Residential mortgage backed securities	—	2,752	42	2,794
Commercial mortgage backed securities	—	3,591	—	3,591
State and municipal obligations	—	1,350	—	1,350
Asset backed securities	—	706	391	1,097
Foreign government bonds and obligations	—	271	—	271
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	19,564	1,213	20,778
Cash equivalents	—	2,657	—	2,657
Other assets:
Interest rate derivative contracts	—	1,966	—	1,966
Equity derivative contracts	136	2,054	—	2,190
Foreign exchange derivative contracts	—	49	—	49
Credit derivative contracts	—	10	—	10
Total other assets	136	4,079	—	4,215
Separate account assets at net asset value (“NAV”)				79,438	(1)
Total assets at fair value	$137	$26,300	$1,213	$107,088

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$37	$40
IUL embedded derivatives	—	—	822	822
GMWB and GMAB embedded derivatives	—	—	1,452	1,452	(2)
Total policyholder account balances, future policy benefits and claims	—	3	2,311	2,314	(3)
Other liabilities:
Interest rate derivative contracts	—	521	—	521
Equity derivative contracts	18	2,610	—	2,628
Foreign exchange derivative contracts	—	33	—	33
Total other liabilities	18	3,164	—	3,182
Total liabilities at fair value	$18	$3,167	$2,311	$5,496

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$11,520	$871	$12,391
Residential mortgage backed securities	—	2,807	64	2,871
Commercial mortgage backed securities	—	3,652	—	3,652
State and municipal obligations	—	1,283	—	1,283
Asset backed securities	—	671	374	1,045
Foreign government bonds and obligations	—	285	—	285
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	20,218	1,309	21,528
Cash equivalents	—	1,000	—	1,000
Other assets:
Interest rate derivative contracts	—	789	—	789
Equity derivative contracts	189	1,515	—	1,704
Foreign exchange derivative contracts	—	54	—	54
Total other assets	189	2,358	—	2,547
Separate account assets at NAV				73,393	(1)
Total assets at fair value	$190	$23,576	$1,309	$98,468

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(4)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(5)
Other liabilities:
Interest rate derivative contracts	—	422	—	422
Equity derivative contracts	77	1,901	—	1,978
Foreign exchange derivative contracts	2	32	—	34
Credit derivative contracts	—	18	—	18
Total other liabilities	79	2,373	—	2,452
Total liabilities at fair value	$79	$2,376	$970	$3,425

(1)
Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.

(2)
The fair value of the GMWB and GMAB embedded derivatives included $1.6 billion of individual contracts in a liability position and $107 million of individual contracts in an asset position as of September 30, 2019.

(3)	The Company’s adjustment for nonperformance risk resulted in a $(704) million cumulative increase (decrease) to the embedded derivatives as of September 30, 2019.

(4)
The fair value of the GMWB and GMAB embedded derivatives included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position as of December 31, 2018.

(5)	The Company’s adjustment for nonperformance risk resulted in a $(726) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2018.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2019	$790	$44	$384	$1,218
Total gains (losses) included in:
Other comprehensive income (loss)	4	—	(3)	1
Purchases	21	—	—	21
Settlements	(35)	(2)	—	(37)
Transfers into Level 3	—	—	10	10
Balance, September 30, 2019	$780	$42	$391	$1,213
Changes in unrealized gains (losses) relating to assets held at September 30, 2019	$—	$—	$—	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2019	$31	$819		$696		$1,546
Total (gains) losses included in:
Net income	—	(5)	(1)	663	(2)	658
Issues	6	25		96		127
Settlements	—	(17)		(3)		(20)
Balance, September 30, 2019	$37	$822		$1,452		$2,311
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2019	$—	$(5)	(1)	$660	(2)	$655

	Available-for-Sale Securities					Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, July 1, 2018	$998	$69	$12	$10	$1,089	$2
Total gains (losses) included in:
Net income	—	—	—	—	—	(2)	(2)
Other comprehensive income (loss)	(2)	—	—	—	(2)	—
Settlements	(46)	(1)	—	—	(47)	—
Transfers out of Level 3	—	(3)	(12)	(10)	(25)	—
Balance, September 30, 2018	$950	$65	$—	$—	$1,015	$—
Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$—	$—	$—	$—	$—	$(2)	(2)

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, July 1, 2018	$8	$620		$(425)		$203
Total (gains) losses included in:
Net income	—	55	(1)	(344)	(2)	(289)
Issues	3	24		90		117
Settlements	—	(15)		(7)		(22)
Balance, September 30, 2018	$11	$684		$(686)		$9
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2018	$—	$55	(1)	$(347)	(2)	$(292)

	Available-for-Sale Securities: Fixed Maturities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$871	$64	$374	$1,309
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(3)
Other comprehensive income	32	—	7	39
Purchases	35	27	—	62
Settlements	(157)	(3)	—	(160)
Transfers into Level 3	—	—	10	10
Transfers out of Level 3	—	(46)	—	(46)
Balance, September 30, 2019	$780	$42	$391	$1,213
Changes in unrealized gains (losses) relating to assets held at September 30, 2019	$(1)	$—	$—	$(1)	(3)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	3	(1)	153	(1)	866	(2)	1,022
Issues	20		92		266		378
Settlements	—		(51)		(8)		(59)
Balance, September 30, 2019	$37		$822		$1,452		$2,311
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2019	$—		$153	(1)	$859	(2)	$1,012

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Available-for-Sale Securities: Fixed Maturities						Other Derivatives Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,072	$87	$—	$—	$1,159		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(3)	(3)	(2)
Other comprehensive income	(28)	1	—	—	(27)		—
Purchases	15	—	12	10	37		3
Settlements	(108)	(5)	—	—	(113)		—
Transfers out of Level 3	—	(18)	(12)	(10)	(40)		—
Balance, September 30, 2018	$950	$65	$—	$—	$1,015		$—
Changes in unrealized gains (losses) relating to assets held at September 30, 2018	$(1)	$—	$—	$—	$(1)	(3)	$(3)	(2)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2018	$—	$601		$(49)		$552
Total (gains) losses included in:
Net income	—	56	(1)	(875)	(2)	(819)
Issues	11	65		257		333
Settlements	—	(38)		(19)		(57)
Balance, September 30, 2018	$11	$684		$(686)		$9
Changes in unrealized (gains) losses relating to liabilities held at September 30, 2018	$—	$56	(1)	$(868)	(2)	$(812)

(1)	Included in interest credited to fixed accounts in the Consolidated Statements of Income.

(2)	Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.

(3)	Included in net investment income in the Consolidated Statements of Income.

The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $85 million and $(58) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the three months ended September 30, 2019 and 2018, respectively.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(29) million and $(10) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual for the nine months ended September 30, 2019 and 2018, respectively.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$780	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%	–	3.1%	1.3%
Asset backed securities	$391	Discounted cash flow	Annual default rate	3.2%
			Loss severity	25.0%
			Yield/spread to swap rates	125 bps	–	175 bps	128 bps
IUL embedded derivatives	$822	Discounted cash flow	Nonperformance risk (1)	78 bps
Indexed annuity embedded derivatives	$37	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	78 bps
GMWB and GMAB embedded derivatives	$1,452	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.5%
			Market volatility (3)	3.9%	–	16.1%
			Nonperformance risk (1)	78 bps

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range			Weighted Average
	(in millions)
Corporate debt securities (private placements)	$871	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%	–	3.6%	1.5%
Asset backed securities	$374	Discounted cash flow	Annual default rate	2.5%
			Loss severity	25.0%
			Yield/spread to swap rates	85 bps	–	115 bps	87 bps
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk (1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%	–	50.0%
			Nonperformance risk (1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals (2)	0.0%	–	36.0%
			Surrender rate	0.1%	–	73.4%
			Market volatility (3)	4.0%	–	16.1%
			Nonperformance risk (1)	119 bps

(1)	The nonperformance risk is the spread added to the observable interest rates used in the valuation of the embedded derivatives.

(2)	The utilization of guaranteed withdrawals represents the percentage of contractholders that will begin withdrawing in any given year.

(3)	Market volatility is implied volatility of fund of funds and managed volatility funds.
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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of both September 30, 2019 and December 31, 2018. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of both September 30, 2019 and December 31, 2018. See Note 12 and Note 13 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for OTTI. The investments that are determined to be OTTI are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $99 million and $112 million as of September 30, 2019 and December 31, 2018, respectively, and is classified as Level 3 in the fair value hierarchy.
Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value:

	September 30, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,584	$—	$—	$2,675	$2,675
Policy loans	864	—	—	808	808
Other investments	407	—	372	33	405
Other receivables	1,537	—	—	1,672	1,672

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,230	$—	$—	$10,265	$10,265
Short-term borrowings	201	—	201	—	201
Other liabilities	29	—	—	28	28
Separate account liabilities — investment contracts	328	—	328	—	328

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,547	$—	$—	$2,514	$2,514
Policy loans	861	—	—	810	810
Other investments	411	—	355	41	396

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Short-term borrowings	201	—	201	—	201
Other liabilities	59	—	—	57	57
Separate account liabilities — investment contracts	312	—	312	—	312	(1)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	September 30, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$4,128	$—	$4,128	$(2,695)	$(1,317)	$(103)	$13
OTC cleared	7	—	7	(4)	—	—	3
Exchange-traded	80	—	80	(5)	—	—	75
Total derivatives	$4,215	$—	$4,215	$(2,704)	$(1,317)	$(103)	$91

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,499	$—	$2,499	$(2,066)	$(390)	$(26)	$17
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	14	—	14	(1)	—	—	13
Total derivatives	$2,547	$—	$2,547	$(2,090)	$(390)	$(26)	$41

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	September 30, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,162	$—	$3,162	$(2,695)	$—	$(462)	$5
OTC cleared	4	—	4	(4)	—	—	—
Exchange-traded	16	—	16	(5)	—	—	11
Total derivatives	3,182	—	3,182	(2,704)	—	(462)	16
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$3,232	$—	$3,232	$(2,704)	$—	$(512)	$16

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments (1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,419	$—	$2,419	$(2,066)	$(24)	$(328)	$1
OTC cleared	23	—	23	(23)	—	—	—
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,452	—	2,452	(2,090)	(24)	(328)	10
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,502	$—	$2,502	$(2,090)	$(24)	$(378)	$10

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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	September 30, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$59,290	$1,966	$521	$57,185	$789	$422
Equity contracts	55,775	2,190	2,628	51,463	1,704	1,978
Credit contracts	1,387	10	—	1,206	—	18
Foreign exchange contracts	4,121	49	33	4,747	54	34
Total non-designated hedges	120,573	4,215	3,182	114,601	2,547	2,452

Embedded derivatives
GMWB and GMAB (3)	N/A	—	1,452	N/A	—	328
IUL	N/A	—	822	N/A	—	628
Indexed annuities	N/A	—	40	N/A	—	17
Total embedded derivatives	N/A	—	2,314	N/A	—	973
Total derivatives	$120,573	$4,215	$5,496	$114,601	$2,547	$3,425
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of September 30, 2019 included $1.6 billion of individual contracts in a liability position and $107 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position.
See Note 11 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of September 30, 2019 and December 31, 2018, investment securities with a fair value of $105 million and $28 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $105 million and

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

$28 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both September 30, 2019 and December 31, 2018, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both September 30, 2019 and December 31, 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.
The following tables present a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2019
Interest rate contracts	$—	$805
Equity contracts	4	(97)
Credit contracts	—	(9)
Foreign exchange contracts	—	10
GMWB and GMAB embedded derivatives	—	(756)
IUL embedded derivatives	22	—
Total gain (loss)	$26	$(47)

Nine Months Ended September 30, 2019
Interest rate contracts	$—	$1,765
Equity contracts	70	(981)
Credit contracts	—	(78)
GMWB and GMAB embedded derivatives	—	(1,124)
IUL embedded derivatives	(102)	—
Indexed annuity embedded derivatives	(3)	—
Total gain (loss)	$(35)	$(418)

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Three Months Ended September 30, 2018
Interest rate contracts	$—	$(206)
Equity contracts	34	(210)
Credit contracts	—	4
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	261
IUL embedded derivatives	(40)	—
Total gain (loss)	$(6)	$(153)

Nine Months Ended September 30, 2018
Interest rate contracts	$—	$(740)
Equity contracts	37	(308)
Credit contracts	—	22
Foreign exchange contracts	—	(1)
Other contracts	—	(4)
GMWB and GMAB embedded derivatives	—	637
IUL embedded derivatives	(18)	—
Total gain (loss)	$19	$(394)

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
The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of September 30, 2019:

	Premiums Payable	Premiums Receivable
	(in millions)
2019 (1)	$138	$97
2020	212	133
2021	167	112
2022	202	198
2023	126	43
2024-2028	402	17
Total	$1,247	$600
(1) 2019 amounts represent the amounts payable and receivable for the period from October 1, 2019 to December 31, 2019.
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
Cash Flow Hedges
During both the nine months ended September 30, 2019 and 2018, the Company held no derivatives that were designated as cash flow hedges. During both the nine months ended September 30, 2019 and 2018, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. See Note 14 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of September 30, 2019 and December 31, 2018, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $222 million and $91 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of September 30, 2019 and December 31, 2018 was $217 million and $90 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of September 30, 2019 and December 31, 2018 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been $5 million and $1 million as of September 30, 2019 and December 31, 2018, respectively.
14. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Three Months Ended September 30,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$289	$(63)	$226	$(89)	$19	$(70)
Reclassification of net (gains) losses on securities included in net income(2)	11	(2)	9	(4)	1	(3)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(195)	41	(154)	28	(6)	22
Net unrealized gains (losses) on securities	105	(24)	81	(65)	14	(51)
Total other comprehensive income (loss)	$105	$(24)	$81	$(65)	$14	$(51)

	Nine Months Ended September 30,
	2019			2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,410	$(302)	$1,108	$(832)	$177	$(655)
Reclassification of net (gains) losses on securities included in net income (2)	1	—	1	(14)	3	(11)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(694)	146	(548)	347	(73)	274
Net unrealized gains (losses) on securities	717	(156)	561	(499)	107	(392)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	—	—	—	1	—	1
Net unrealized gains (losses) on derivatives	—	—	—	1	—	1
Total other comprehensive income (loss)	$717	$(156)	$561	$(498)	$107	$(391)

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

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables present the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, July 1, 2019	$526		$—	$(1)	$525
OCI before reclassifications	72		—	—	72
Amounts reclassified from AOCI	9		—	—	9
Total OCI	81		—	—	81
Balance, September 30, 2019	$607	(1)	$—	$(1)	$606

Balance, January 1, 2019	$46		$—	$(1)	$45
OCI before reclassifications	560		—	—	560
Amounts reclassified from AOCI	1		—	—	1
Total OCI	561		—	—	561
Balance, September 30, 2019	$607	(1)	$—	$(1)	$606

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, July 1, 2018	$117		$—	$(1)	$116
OCI before reclassifications	(48)		—	—	(48)
Amounts reclassified from AOCI	(3)		—	—	(3)
Total OCI	(51)		—	—	(51)
Balance, September 30, 2018	$66	(1)	$—	$(1)	$65

Balance, January 1, 2018	$458		$(1)	$(1)	$456
OCI before reclassifications	(381)		—	—	(381)
Amounts reclassified from AOCI	(11)		1	—	(10)
Total OCI	(392)		1	—	(391)
Balance, September 30, 2018	$66	(1)	$—	$(1)	$65

(1) Includes nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of both September 30, 2019 and September 30, 2018.
15. Income Taxes
The Company’s effective tax rate was 3.3% and (4.2)% for the three months ended September 30, 2019 and 2018, respectively. The Company’s effective tax rate was 2.8% and 4.3% for the nine months ended September 30, 2019 and 2018, respectively.
The effective tax rate for the three months and nine months ended September 30, 2019 is lower than the statutory rate as a result of tax preferred items including low income housing tax credits, the dividends received deduction, foreign tax credits, partially offset by lower income in the quarter relative to income expected for the full year.
The effective tax rate for the three months ended September 30, 2018 was lower than the statutory rate as a result of tax preferred items including low income housing tax credits, the dividends received deduction, an $8 million benefit related to the Internal Revenue Service’s (“IRS”) acceptance of a change in tax accounting method and foreign tax credits. The effective tax rate for the nine months ended September 30, 2018 was lower than the statutory rate as a result of tax preferred items including low income housing tax credits, the dividends received deduction and foreign tax credits.
The increase in the effective tax rate for the three months ended September 30, 2019 compared to the prior year period is primarily due to a decrease in the dividends received deduction and an $8 million benefit related to the IRS acceptance of a change in tax accounting method in 2018. The decrease in the effective tax rate for the nine months ended September 30, 2019 compared to the prior year period is primarily due to an increase in foreign tax credits, partially offset by lower income year-to-date relative to income expected for the full year.
Included in the Company’s deferred income tax assets are tax benefits related to state net operating losses of $11 million, net of federal benefit, which will expire beginning December 31, 2019.

RIVERSOURCE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company is required to establish a valuation allowance for any portion of the deferred tax assets that management believes will not be realized. Significant judgment is required in determining if a valuation allowance should be established, and the amount of such allowance if required. Factors used in making this determination include estimates relating to the performance of the business. Consideration is given to, among other things in making this determination, (i) future taxable income exclusive of reversing temporary differences and carryforwards, (ii) future reversals of existing taxable temporary differences, (iii) taxable income in prior carryback years, and (iv) tax planning strategies. Based on analysis of the Company’s tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will not allow the Company to realize certain state deferred tax assets and state net operating losses. The valuation allowance for state deferred tax assets and state net operating losses was $13 million and $11 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019 and December 31, 2018, the Company had $41 million and $19 million, respectively, of gross unrecognized tax benefits. If recognized, approximately $16 million and $8 million, net of federal tax benefits, of unrecognized tax benefits as of September 30, 2019 and December 31, 2018, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $34 million in the next 12 months primarily due to IRS settlements.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized nil in interest and penalties for both the three months and nine months ended September 30, 2019 and 2018. As of both September 30, 2019 and December 31, 2018, the Company had a payable of $1 million related to accrued interest and penalties.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the third quarter of 2019, the federal statutes of limitation closed for the 2014 and 2015 tax years.  Ameriprise Financial’s tax returns for 2014 and 2015 are effectively settled except for one issue which Ameriprise Financial had filed amended returns in the second quarter of 2019. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 and 2017. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.
16. Contingencies
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both September 30, 2019 and December 31, 2018, the estimated liability was $12 million. As of September 30, 2019 and December 31, 2018, the related premium tax asset was $10 million and $11 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.

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
Consolidated Results of Operations for the Nine Months Ended September 30, 2019 and 2018
The following table presents the Company’s consolidated results of operations:

	Nine Months Ended September 30,		Change
	2019	2018
	(in millions)
Revenues
Premiums	$301	$296	$5	2%
Net investment income	712	757	(45)	(6)
Policy and contract charges	1,510	1,579	(69)	(4)
Other revenues	343	313	30	10
Net realized investment gains (losses)	(1)	14	(15)	NM
Total revenues	2,865	2,959	(94)	(3)

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,091	1,134	(43)	(4)
Interest credited to fixed accounts	517	499	18	4
Amortization of deferred acquisition costs	141	133	8	6
Other insurance and operating expenses	513	512	1	—
Total benefits and expenses	2,262	2,278	(16)	(1)
Pretax income (loss)	603	681	(78)	(11)
Income tax provision (benefit)	17	29	(12)	(41)
Net income	$586	$652	$(66)	(10)%
NM Not Meaningful.

RIVERSOURCE LIFE INSURANCE COMPANY

Overall
Net income decreased $66 million or 10% to $586 million for the nine months ended September 30, 2019 compared to $652 million for the prior year period. Pretax income decreased $78 million or 11% to $603 million for the nine months ended September 30, 2019 compared to $681 million for the prior year period.
The following impacts were significant drivers of the period-over-period change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related deferred sales inducement costs (“DSIC”) and deferred acquisition costs (“DAC”) amortization) was an expense of $164 million for the nine months ended September 30, 2019 compared to an expense of $102 million for the prior year period.

•
The market impact on indexed universal life (“IUL”) benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $29 million for the nine months ended September 30, 2019 compared to an expense of $8 million for the prior year period.

•
The impact on variable annuity and variable universal life products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was a benefit of $18 million for the nine months ended September 30, 2019 compared to a benefit of $39 million for the prior year period.

•	The unfavorable impact of unlocking and LTC loss recognition was $16 million for the nine months ended September 30, 2019 compared to $53 million for the prior year period.
The Company’s variable annuity account balances decreased 3% to $77.5 billion as of September 30, 2019 compared to the prior year period reflecting net outflows of $3.2 billion. Variable annuity sales declined 13% compared to the prior year period.
The Company’s fixed deferred annuity account balances declined 5% to $8.4 billion as of September 30, 2019 compared to the prior year period as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down. The Company reinsured approximately 20% of its in force fixed annuity account balances during the first quarter of 2019.
In the third quarter, management updates its market-related assumptions and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. Management also reviews its active life future policy benefit reserve adequacy for its long term care (“LTC”) business in the third quarter.
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the nine months ended September 30:

Pretax Increase (Decrease)	2019	2018
	(in millions)
Policy and contract charges	$5	$78
Total revenues	5	78

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	8	52
Unlocking impact, excluding LTC	(1)	112
Total benefits, claims, losses and settlement expenses	7	164
Amortization of deferred acquisition costs	14	(33)
Total benefits and expenses	21	131
Pretax income	$(16)	$(53)
The unfavorable unlocking impact in the third quarter of 2019 primarily reflected the impact from updates to interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit partially offset by a benefit from changes in equity market volatility and correlation assumptions on variable annuities. The unfavorable unlocking impact in the prior year period primarily reflected unfavorable mortality experience on universal life (“UL”) and variable universal life (“VUL”) insurance products and lower surrender rate assumptions on variable annuities, partially offset by the impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
The unfavorable LTC unlocking and loss recognition in the third quarter of 2019 was primarily due to the impact from updates to interest rates assumptions and changes in morbidity experience partially offset by higher approved and expected premium rate increases and benefit reductions. The unfavorable LTC unlocking and loss recognition in the prior year period was primarily due to changes in morbidity experience partially offset by approved, pending and future expected premium rate increases.

RIVERSOURCE LIFE INSURANCE COMPANY

The unfavorable impact of updates to interest rate assumptions noted above for unlocking and LTC loss recognition was $118 million. Based on the significant recent interest rate dislocation, management extended the grading period one year to reach the ultimate 10-year treasury rate of 5% by assuming rates remain flat for six months and then grade to the long-term rate over the next three years.
Revenues
Net investment income decreased $45 million or 6% to $712 million for the nine months ended September 30, 2019 compared to $757 million for the prior year period reflecting a decrease in investment income on fixed maturities due to lower average invested assets as a result of the fixed annuities reinsurance transaction in the first quarter of 2019.
Other revenues increased $30 million or 10% to $343 million for the nine months ended September 30, 2019 compared to $313 million for the prior year period primarily due to accretion on the fixed annuities reinsurance deposit receivable.
Net realized investment losses were $1 million for the nine months ended September 30, 2019 compared to net realized investment gains of $14 million for the prior year period. For the nine months ended September 30, 2019, net realized gains of $14 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by other-than-temporary impairments recognized in earnings of $15 million which primarily related to credit losses on corporate debt securities. For the nine months ended September 30, 2018, net realized gains on Available-for-Sale securities due to sales, calls and tenders were $14 million.
Benefits and Expenses
Benefits, claims, losses and settlement expenses decreased $43 million for the nine months ended September 30, 2019 compared to the prior year period primarily reflecting the following items:

•
The impact of unlocking excluding LTC was a benefit of $1 million for the nine months ended September 30, 2019 compared to an expense of $112 million for the prior year period. The unlocking impact for the third quarter of 2019 primarily reflected a benefit from changes in equity market volatility and correlation assumptions on variable annuities, partially offset by updates to interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit. The unlocking impact for the prior year period primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

•
The annual review of LTC active life future policy benefit reserve adequacy in the third quarter of 2019 resulted in unlocking and loss recognition of $8 million compared to $52 million in the prior year period. The unlocking and loss recognition in the third quarter of 2019 was primarily due to the impact from updates to interest rates assumptions and changes in morbidity experience, partially offset by higher approved and expected premium rate increases and benefit reductions. The unlocking and loss recognition in the prior year period was primarily due to changes in morbidity experience, partially offset by approved, pending and future expected premium rate increases.

•
A $69 million decrease in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The favorable impact of the nonperformance credit spread was $9 million for the nine months ended September 30, 2019 compared to an unfavorable impact of $60 million for the prior year period. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $142 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $1.9 billion change in the market impact on variable annuity guaranteed living benefits reserves, a favorable $1.7 billion change in the market impact on derivatives hedging the variable annuity guaranteed benefits, and a favorable $3 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

•
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in an expense for the nine months ended September 30, 2019 compared to a benefit for the prior year period.

•
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various behavioral items, were a net favorable impact compared to the prior year period.

•	The mean reversion related impact was a benefit of $2 million for the nine months ended September 30, 2019 compared to a benefit of $27 million for the prior year period.

•	A $9 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Amortization of DAC increased $8 million or 6% to $141 million for the nine months ended September 30, 2019 compared to $133 million for the prior year period primarily reflecting the following items:

•
The impact of unlocking was an expense of $14 million for the nine months ended September 30, 2019 compared to a benefit of $33 million for the prior year period. The impact of unlocking in the third quarter of 2019 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking in the prior year period primarily reflected updated mortality assumptions on UL and VUL insurance

RIVERSOURCE LIFE INSURANCE COMPANY

products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

•	The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $21 million for the nine months ended September 30, 2019 compared to $9 million for the prior year period.

•	The mean reversion related impact was a benefit of $16 million for the nine months ended September 30, 2019 compared to $12 million for the prior year period.

•	The DAC offset to the market impact on IUL benefits was a benefit of $5 million for the nine months ended September 30, 2019 compared to $2 million for the prior year period.

•	The positive impact on DAC from normal year over year experience differences for variable annuities was $18 million.
Income Taxes
The Company’s effective tax rate was 2.8% for the nine months ended September 30, 2019 compared to 4.3% for the prior year period. See Note 15 to the Consolidated Financial Statements for additional discussion on income taxes.
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
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of total non-structured fixed maturity securities and commercial mortgage loans in the Company’s investment portfolio that may generate proceeds to reinvest through September 30, 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.8 billion and 4.5%, respectively, as of September 30, 2019. In addition, residential mortgage-backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $2.8 billion and had a weighted average yield of 3.4% as of September 30, 2019. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the nine months ended September 30, 2019 was approximately 4.0%.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of September 30, 2019:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(64)	$—	$(64)
DAC and DSIC amortization (1) (2)	(35)	—	(35)
Variable annuity riders:
GMDB and GMIB (2)	(14)	—	(14)
GMWB (2)	(448)	412	(36)
GMAB	(29)	29	—
DAC and DSIC amortization (3)	N/A	N/A	9
Total variable annuity riders	(491)	441	(41)
Macro hedge program (4)	—	199	199
Indexed annuities	5	(5)	—
IUL insurance	81	(67)	14
Total	$(504)	$568	$73

RIVERSOURCE LIFE INSURANCE COMPANY

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(15)	$—	$(15)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,364	(1,545)	(181)
GMAB	24	(26)	(2)
DAC and DSIC amortization (3)	N/A	N/A	27
Total variable annuity riders	1,388	(1,571)	(156)
Macro hedge program (4)	—	(4)	(4)
Indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	73	—	73
IUL insurance	14	3	17
Total	$1,459	$(1,572)	$(86)
N/A Not Applicable.

(1)	Market impact on DAC and DSIC amortization resulting from lower projected profits.

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
The above results compare to an estimated negative net impact to pretax income of $72 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $91 million related to a 100 basis point increase in interest rates as of December 31, 2018. The previous disclosure estimating the impact from a 100 basis point increase in interest rates was a positive net impact to pretax income of $428 million as of December 31, 2018 and did not reflect mitigation enhancements made to the hedge programs and overstated the impact to IUL insurance. The change in equity price exposure as of September 30, 2019 compared to December 31, 2018 was driven by a larger estimated positive impact from the Company’s macro hedge program, which has been expanded since prior year-end.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities

RIVERSOURCE LIFE INSURANCE COMPANY

and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for profit, risk and expenses, and adjusting the rates used to discount expected cash flows to reflect a current market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of September 30, 2019. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $468 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on September 30, 2019 credit spreads.
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
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while maintaining the flexibility to pay back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of both September 30, 2019 and December 31, 2018 was $50 million, which is collateralized with agency residential mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of September 30, 2019 and December 31, 2018, the Company had estimated maximum borrowing capacity of $6.0 billion and $5.9 billion, respectively, under the FHLB facility, of which $151 million was outstanding and is collateralized with commercial mortgage backed securities as of both September 30, 2019 and December 31, 2018.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Paid to Ameriprise Financial	$850	$550
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	43	48
Received from RiverSource Tax Advantaged Investments, Inc.	75	45
Received from RiverSource REO 1, LLC (1)	—	2

(1)	RiverSource REO 1, LLC is a wholly owned subsidiary of RiverSource Life Insurance Company which holds foreclosed mortgage loans and real estate.
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements for each of the life insurance entities were as follows:

	Actual Capital (1)		Regulatory Capital Requirements (2)
	September 30, 2019	December 31, 2018	December 31, 2018
	(in millions)
RiverSource Life Insurance Company	$3,445	$3,382	$675
RiverSource Life Insurance Co. of NY	325	266	40
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2019.
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

101
The following materials from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Equity for the three months and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from RiverSource Life Insurance Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewithin.

RIVERSOURCE LIFE INSURANCE COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
(Registrant)

Date:	November 12, 2019	By:	/s/ John R. Woerner
John R. Woerner Chairman and President

Date:	November 12, 2019	By:	/s/ Brian J. McGrane
Brian J. McGrane Executive Vice President and Chief Financial Officer