Form 10-K
period 2019-12-31
RIVERSOURCE LIFE INSURANCE CO
filed 2020-02-26
CIK 727892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from_______________________to_______________________

Commission File No.	033-28976

RIVERSOURCE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-0823832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1099 Ameriprise Financial Center	Minneapolis	Minnesota	55474
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:	(612)	671-3131

Securities registered pursuant to Section 12(b) of the Act	None

Securities registered pursuant to Section 12(g) of the Act	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Non-accelerated Filer	☒	Accelerated Filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Class	Outstanding at February 26, 2020
Common Stock (par value $30 per share)	100,000 shares
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
Nearly all of RiverSource Life’s business is sold through approximately 10,000 financial advisors in the retail channel of Ameriprise Financial Services, LLC (“AFS”) (previously Ameriprise Financial Services, Inc. until January 2020), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by RiverSource Life.
Annuities: Product Features and Risks
RiverSource Life offers both variable and fixed annuities to a broad range of consumers through AFS. In 2019, sales for annuities sold through AFS were $4.5 billion, of which $4.0 billion were for variable annuity sales and $466 million were for fixed annuity sales.
Deferred variable and fixed annuities are products where assets accumulate until the contract is surrendered, the contractholder (or in some contracts, the annuitant) dies, or the contractholder or annuitant begins receiving benefits under an annuity payout option. Immediate annuities are products that begin annuity payments within one year of issue and continue for life or for a fixed period of time. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. Fixed sales are generally stronger when yields available in the fixed income markets are relatively high. Variable sales are generally stronger in times of superior performance in equity markets. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.
Variable Annuities
A variable annuity provides a contractholder with investment returns linked to underlying investment accounts of the contractholder’s choice. The underlying investment account options may include funds offered under affiliated trust funds and variable portfolio funds offered through unaffiliated companies. Some variable annuity products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging up to 4% as of December 31, 2019.
Contract purchasers can choose to add optional benefits to their contracts for an additional fee, including but not limited to, certain guaranteed minimum death benefits (individually, “GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a guaranteed minimum accumulation benefit (“GMAB”). Approximately 99% of RiverSource Life’s overall variable annuity assets include a GMDB and approximately 64% of RiverSource Life’s overall variable annuity assets include a GMWB or GMAB. In general, these features can help protect contractholders and beneficiaries from a shortfall in death benefits, accumulation value or lifetime income due to a decline in the value of their underlying investment accounts. In January 2020, RiverSource Life launched a new structured annuity product that it believes will diversify its annuity offerings away from living benefit features.
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
Fixed Annuities
RiverSource Life’s fixed deferred annuity products provide a contractholder with contract value that increases by a fixed or indexed interest rate. RiverSource Life periodically resets rates at its discretion subject to certain contract terms establishing guaranteed minimum interest crediting rates. Revenues for RiverSource Life’s fixed deferred annuity products are primarily earned as net investment income on assets supporting fixed account balances with profitability significantly impacted by the spread between net investment income earned and interest credited on the fixed account balances. The fixed annuity contracts in force provide guaranteed minimum interest crediting rates ranging from 1% to 5% as of December 31, 2019. New contracts issued provide guaranteed minimum interest rates in compliance with state laws. Immediate annuity products provide a contractholder a guaranteed fixed income payment for life or the term of the contract.

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
RiverSource Life’s sales of individual life insurance in 2019, as measured by scheduled annual premiums, lump sum and excess premiums and single premiums, consisted of 71% universal life, 26% variable universal life and 3% traditional life. RiverSource Life issues only non-participating life insurance policies that do not pay dividends to policyholders. One of the major risks inherent in life insurance is the risk that mortality will be greater than anticipated. Reinsurance is utilized by RiverSource Life to mitigate this risk.
Variable Universal Life Insurance
Variable universal life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder’s choice. Investment options may include funds offered under affiliated trust funds, an index-linked option, as well as variable portfolio funds offered through unaffiliated companies. Most variable universal life insurance products in force offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 2% to 4.5% as of December 31, 2019. RiverSource Life’s major source of revenue from variable universal life insurance is cost of insurance charges.
Universal Life Insurance and Traditional Whole Life Insurance
Universal life and traditional whole life insurance policies do not subject the policyholder to the investment risks associated with variable universal life insurance.
RiverSource Life’s universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of RiverSource Life subject to certain policy terms relative to minimum interest crediting rates. Universal life insurance policies in force provide guaranteed minimum interest crediting rates ranging from 2% to 5% as of December 31, 2019. Approximately 15% of the face amount of RiverSource Life’s in force life insurance is universal life, which includes IUL, as described below. Certain universal life policies offered by RiverSource Life provide secondary guarantee benefits. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. Approximately 24% of in force universal life contains a secondary guarantee that generates an additional liability.
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
Term Life Insurance
Term life insurance provides a death benefit but it does not accumulate cash value. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, RiverSource Life cannot raise premium rates (even if claims experience deteriorates). At the end of the chosen term, coverage may continue with higher premiums until the maximum age is attained, or the policy expires with no value.
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
Closed Block Long Term Care Insurance
Prior to December 31, 2002, RiverSource Life underwrote stand-alone long term care (“LTC”) insurance. RiverSource Life discontinued offering LTC insurance as of December 31, 2002. A large majority of the closed block LTC is comprised of nursing home indemnity LTC or comprehensive reimbursement LTC. Generally, RiverSource Life’s policyholders are eligible for LTC benefits if they become cognitively impaired or unable to perform certain activities of daily living.

Nursing home indemnity LTC policies provide a predefined daily benefit if the insured is confined to a nursing home, subject to various maximum benefit periods, regardless of actual expenses of the policyholder. RiverSource Life’s older generation nursing home indemnity LTC policies were written between 1989 and 1999 and represent half of its policies.
Comprehensive reimbursement LTC policies provide a predefined maximum daily benefit if the insured is confined to a nursing home and covers a variety of LTC expenses including assisted living, home and community care, adult day care and similar placement programs, subject to various maximum total benefit payment pools, on a cost-reimbursement basis. RiverSource Life’s second generation comprehensive reimbursement LTC policies were written from 1997 until 2002.
RiverSource Life’s closed block LTC was sold on a guaranteed renewable basis which allows it to re-price in force policies, subject to regulatory approval. Premium rates for LTC policies vary by age, benefit period, elimination period, home care coverage, and benefit increase option. Premium rates are based on assumptions concerning morbidity, mortality, persistency, administrative expenses, investment income, and profit. RiverSource Life develops its assumptions based on its own claims and persistency experience. In line with the market, RiverSource Life has pursued nationwide premium rate increases for many years and expects to continue to pursue rate increases over the next several years. In general, since very little of RiverSource Life’s LTC business is subject to rate stability regulation, RiverSource Life has followed a policy of pursuing smaller, more frequent increases rather than single large increases in order to align policyholder and shareholder objectives. RiverSource Life also provides policyholders with options to reduce their coverage to lessen or eliminate the additional financial outlay that would otherwise result.
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
RiverSource Life earns fee-based revenue in the form of mortality and expense risk fees, administrative fees, fees charged for optional features elected by the contractholder and any surrender or withdrawal charges. The new structured annuity introduced in 2020 does not have mortality and expense fees.
RiverSource Life receives payments from its affiliates, CMIA and Columbia Wanger Asset Management, LLC, for providing an opportunity to educate the financial advisors of its affiliate, AFS, that sell RiverSource Life’s products as well as product and marketing personnel to support the offer, sale and servicing of funds within RiverSource Life’s variable annuity and life products. RiverSource Life also receives payments from its affiliate, Columbia Management Investment Services Corp., for providing customer support, contract servicing and administrative services for affiliated mutual funds. In addition, RiverSource Life receives payments from its affiliate, Columbia Management Investment Distributors, Inc., to reimburse it for costs incurred in providing distribution-related services to mutual funds that are available as underlying investments in its variable annuity and variable life insurance products.
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
In addition to being regulated by the Minnesota Department of Commerce, RiverSource Life Insurance Company is regulated by each of the insurance regulators in the states where it is authorized to transact business. The primary purpose of this regulation and supervision is to protect the interests of contractholders and policyholders. In general, state insurance laws and regulations govern standards of solvency, capital requirements, the licensing of insurers and their agents, premium rates, policy forms, the nature of and limitations on investments, periodic reporting requirements and other matters. In addition, state regulators conduct periodic examinations into insurer market conduct and compliance with insurance and securities laws. Financial regulation of RiverSource Life is extensive and its financial and intercompany transactions (such as intercompany dividends or distributions and investment activities) may be subject to pre-approval and/or continuing evaluation by the regulators. Further, the Federal Reserve Board’s 2019 proposal termed the “Building Block Approach”, for a new capital framework for holding companies like Ameriprise Financial that are significantly engaged in insurance activities (“ISLHCs”) would create new capital requirements for ISLHCs (even if there are any refinements to the proposal) which could potentially impact the way Ameriprise Financial structures its capital or manages its business (which could in turn have an impact on RiverSource Life).
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
The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) created the Federal Insurance Office (“FIO”) within the Department of Treasury. The FIO does not have substantive regulatory responsibilities, though it is tasked with monitoring the insurance industry and the effectiveness of its regulatory framework in addition to providing periodic reports to the President and Congress. RiverSource Life monitors the FIO’s activity to identify and assess emerging regulatory priorities with potential application to its business.
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
RiverSource Life Insurance Company would be subject to various levels of regulatory intervention if its total adjusted statutory capital falls below defined RBC action levels. At the “company action level,” defined as total adjusted capital level between 100% and 75% of the RBC requirement, an insurer must submit a plan for corrective action with its primary state regulator. The level of regulatory intervention is greater at lower levels of total adjusted capital relative to the RBC requirement. RiverSource Life Insurance Company and RiverSource Life of NY maintain capital levels well in excess of the company action level required by state insurance regulators as noted below as of December 31, 2019:

Entity	Company Action Level RBC	Total Adjusted Capital	% of Company Action Level RBC
	(in millions, except percentages)
RiverSource Life	$601	$2,924	487%
RiverSource Life of NY	38	235	618
As part of its Solvency Modernization Initiative in 2010, the NAIC adopted revisions to its Insurance Holding Company System Regulatory Act (“Holding Company Act”) to enhance insurer group supervision and create a new Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act. The Holding Company Act revisions focus on the overall insurance holding company system, establish a framework of regulator supervisory colleges, enhancements to corporate governance and require the annual filing of an Enterprise Risk Management Report. The ORSA Model Act requires that an insurer create and file, annually, its Own Risk Solvency Assessment, which is a complete self-assessment of its risk management functions and capital adequacy. These laws were enacted by the domiciliary states of RiverSource Life: Minnesota and New York. RiverSource Life completed and filed these reports as required by the laws and regulations of those states.
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
In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and the Client Relationship Summary (Form CRS) effective June 30, 2020. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Furthermore, New York and several other states have either issued their own best interest or fiduciary rules or are considering doing so, and the NAIC has revised its annuity transactions regulation to promote greater uniformity across NAIC-member jurisdictions and to clarify that all recommendations by annuity producers and insurers are to be in the interests of the consumer. The DOL has included on its regulatory agenda fiduciary rulemaking regarding investment advice to clients who hold assets in IRAs and certain employer-sponsored retirement plan accounts. The Certified Financial Planner Board has updated its professional standards of conduct to include a fiduciary standard that will apply to financial advisors who hold a Certified Financial Planner designation. In light of the various fiduciary rules and regulations that have been proposed or finalized, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any regulations and timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
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
Following the conversion of RiverSource Life’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”), Ameriprise Financial continued to be subject to ongoing supervision by the Board of Governors for the Federal Reserve System (“FRB”). FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting and prudential standards, such as capital, liquidity, risk management and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in insurance and business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank, as Ameriprise’s sole insured depository institution subsidiary, must remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (“CRA”). Failure to meet one or more of certain requirements and regulations would mean, depending on the requirements not met and any agreement then reached with the FRB, that until cured Ameriprise Financial (and therefore RiverSource Life) could not undertake new activities, continue certain activities, or make certain acquisitions.
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
Reinsurance
RiverSource Life reinsures a portion of the insurance risks associated with its annuity, life, DI and LTC insurance products through reinsurance agreements with unaffiliated reinsurance companies. RiverSource Life uses reinsurance to limit losses, reduce exposure to large risks and provide additional capacity for future growth. To manage exposure to losses from reinsurer insolvencies, RiverSource Life evaluates the financial condition of its reinsurers prior to entering into new reinsurance treaties and on a periodic basis during the terms of the treaties. RiverSource Life remains primarily liable as the direct insurer on all risks reinsured.
See Notes 7 and 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on reinsurance.
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
During periods of increasing market interest rates, RiverSource Life may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities and RiverSource Life may increase crediting rates on in force products to keep these products competitive. Because yields on invested assets may not increase as quickly as current interest rates, RiverSource Life may have to accept a lower “spread,” or the difference between the returns it earns on the investments that support its obligations under these products and the amounts that it must pay policyholders and contractholders, and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, increases in market interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders seek to shift assets to products with perceived higher returns. This process may lead to an earlier than expected outflow of cash from the business. These withdrawals and surrenders may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. Also, increases in market interest rates may result in extension of the maturity of some of RiverSource Life’s investment assets. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on RiverSource Life’s financial condition and results of operations. An increase in policy surrenders and withdrawals also may require RiverSource Life to accelerate amortization of DAC, which would increase its expenses and reduce its net income.

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
AFS may be unable to attract and retain financial advisors.
RiverSource Life is dependent on the financial advisors of AFS for nearly all of the sales of its annuity and insurance products. A significant number of the financial advisors operate as independent contractors under a franchise agreement with AFS. There can be no assurance that AFS will be successful in its efforts to maintain its current network of financial advisors or to recruit and retain new advisors to its network. From time to time, there are regulatory-driven or other trends and developments within the industry, such as the changes around the Protocol for Broker Recruiting, that could potentially impact the current competitive dynamics between RiverSource Life and RiverSource Life’s competitors and impact the number of advisors affiliated with AFS. If AFS is unable to attract and retain quality financial advisors, fewer advisors would be available to sell RiverSource Life’s annuity and insurance products and RiverSource Life’s financial condition and results of operations could be materially adversely affected.
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
Issuers of the fixed maturity securities that RiverSource Life owns may default on principal and interest payments. As of December 31, 2019, 4% of RiverSource Life’s fixed maturity securities had ratings below investment-grade. Moreover, economic downturns and corporate malfeasance can increase the number of companies, including those with investment-grade ratings, which default on their debt obligations. Default-related declines in the value of RiverSource Life’s fixed maturity securities portfolio could cause its net earnings to decline and could weaken its capital position.
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
The U.K. Financial Conduct Authority, which regulates the LIBOR, has announced that it will not compel panel banks to contribute to LIBOR after 2021. It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possibly prior to then. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the next two years. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) which is intended to replace U.S. dollar LIBOR, and SOFR-based investment products have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for RiverSource Life and others in the marketplace. Although the full impact of transition remains unclear, this change may have an adverse impact on the value of, return on and trading markets for a broad array of financial products, including any LIBOR-based securities, loans and derivatives that are included in RiverSource Life’s financial assets and liabilities. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments. There will be significant work required to transition to the new benchmark rates and implement necessary changes to RiverSource Life’s systems, processes and models. This may impact RiverSource Life or its affiliates’ existing transaction data, products, systems, operations, valuation and financial risk management processes. In addition, LIBOR may perform differently during the phase-out period than in the past which could result in lower interest payments and a reduction in the value of certain assets. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on various derivatives, floating rate securities and other securities RiverSource Life holds, the activities RiverSource Life conducts and any other assets or liabilities (as well as contractual rights and obligations) whose value is tied to LIBOR. The value or profitability of these products and instruments, and RiverSource Life’s costs of operations, may be adversely affected until new reference rates and fallbacks for both legacy and new products, instruments and contracts are commercially accepted.
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
RiverSource Life invests a portion of its general account assets in certain privately placed fixed income securities, mortgage loans, policy loans and limited partnership interests, all of which are relatively illiquid. These asset classes represented 18% of the carrying value of RiverSource Life’s investment portfolio as of December 31, 2019. If RiverSource Life requires significant amounts of cash on short notice in excess of its normal cash requirements, it may have difficulty selling these investments in a timely manner or be forced to sell them for an amount less than it would otherwise have been able to realize, or both, which could have an adverse effect on RiverSource Life’s financial condition and results of operations.
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
RiverSource Life uses reinsurance to mitigate its risks in various circumstances as described in Item 1 of this Annual Report on Form 10-K - “Business - Reinsurance.” Reinsurance does not relieve RiverSource Life of its direct liability to its policyholders and contractholders, even when the reinsurer is liable to RiverSource Life. Accordingly, RiverSource Life bears credit and performance risk with respect to its reinsurers, including Commonwealth Annuity and Life Insurance Company as well as Genworth Life Insurance Company. In July 2016, RiverSource Life Insurance Company finalized various confidential enhancements with Genworth Life Insurance Company that have been shared, in the normal course of regular reviews, with RiverSource Life Insurance Company’s domiciliary regulator and rating agencies. A reinsurer’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance agreement could have a material adverse effect on RiverSource Life’s financial condition and results of operations. See Notes 2, 7 and 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding reinsurance.
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
DAC represents the portion of costs which are incremental and direct to the acquisition of new or renewal business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and DI products. For annuity and universal life products, DAC are amortized based on projections of estimated gross profits over amortization periods equal to the approximate life of the business. For other insurance products, DAC are generally amortized as a percentage of premiums over amortization periods equal to the premium-paying period.
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
Misconduct or errors by RiverSource Life’s employees and agents and its affiliates’ employees, financial advisors and agents could result in violations of law, regulatory sanctions and/or serious reputational or financial harm. Misconduct or errors can occur in each of RiverSource Life’s businesses and could include:

•	binding RiverSource Life to transactions that exceed authorized limits;

•	hiding unauthorized or unsuccessful activities resulting in unknown and unmanaged risks or losses;

•	improperly or inadvertently using, disclosing, or otherwise compromising confidential information, including client confidential information;

•	recommending transactions that are not suitable;

•	engaging in fraudulent or otherwise improper activity, including the misappropriation of funds;

•	engaging in unauthorized or excessive trading to the detriment of customers; or

•	otherwise not complying with laws, regulations or RiverSource Life’s control procedures.
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
The ability of RiverSource Life to market and sell its products is highly dependent upon external perceptions of its business practices and financial condition, as well as the business practices and financial condition of its affiliates. Damage to the reputation of RiverSource Life or its affiliates could cause significant harm to the business and prospects. Reputational damage may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, compliance failures, any perceived or actual weakness in RiverSource Life’s financial strength or liquidity, technological, cybersecurity, or other security breaches (including attempted or inadvertent breaches) resulting in improper disclosure of client or employee personal information, unethical or improper behavior and the misconduct or error of employees, AFS’s advisors and counterparties. Negative perceptions or publicity regarding these matters could damage RiverSource Life’s reputation among existing and potential clients, employees and distributors. Reputations may take decades to build, and any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or litigation. Adverse developments with respect to the financial industry may also, by association, negatively impact RiverSource Life’s reputation or result in greater regulatory or legislative scrutiny or litigation.
RiverSource Life’s reputation is also dependent on its continued identification of, and mitigation against, conflicts of interest, including those relating to the activities of its affiliated entities. For example, conflicts may arise between RiverSource Life’s position as a manufacturer of insurance and annuity products and the position of AFS, the distributor of these products. RiverSource Life and its affiliated entities have procedures and controls that are designed to identify, address and appropriately disclose perceived conflicts of interest. However, identifying and appropriately addressing conflicts of interest is complex and RiverSource Life’s reputation could be damaged if it fails, or appears to fail, to address conflicts of interest appropriately. In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. It is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. Also, it is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make RiverSource Life’s clients less willing to enter into transactions in which such a conflict may occur, which would adversely affect RiverSource Life’s business.

RiverSource Life’s operational systems and networks have been, and will continue to be, subject to evolving cybersecurity or other technological risks, which could result in the disclosure of confidential client or employee information, loss of proprietary information, damage to its reputation, additional costs, regulatory penalties and other adverse impacts.
The business of RiverSource Life and its affiliates is reliant upon internal and third-party technology systems and networks to process, transmit and store information including sensitive client and proprietary information, and to conduct business activities and transactions with clients, distributors, vendors and other third parties. Maintaining the security and integrity of this information and these systems and networks, appropriately responding to any cybersecurity and privacy incidents (including attempts), is critical to the success of RiverSource Life’s business operations, including RiverSource Life’s reputation, the retention of clients, and to the protection of RiverSource Life’s proprietary information and RiverSource Life’s clients’ personal information. To date, RiverSource Life or its affiliates have not experienced any material breaches of or interference with these centrally controlled systems and networks; however, RiverSource Life and its affiliates routinely face and address such threats. For example, in past years, RiverSource Life and its affiliates and other financial institutions experienced distributed denial of service attacks intended to disrupt the centrally controlled systems that provide RiverSource Life’s clients’ online systems and information. While RiverSource Life has been able to detect and respond to these incidents to date without loss of client assets or information, RiverSource Life enhanced its security capabilities and cybersecurity incident response manual and will continue to assess its ability to monitor for, detect, prevent, mitigate, respond to and recover from such threats. In addition to the foregoing, RiverSource Life’s experiences with cybersecurity and technology threats have included phishing and spear phishing scams, social engineering attacks, account takeovers, introductions of malware, attempts at electronic break-ins and the submission of fraudulent payment requests. The number of attempted phishing attacks increased substantially in 2019 and RiverSource Life does not expect a reduction in the future. Any successful breaches or interference (as well as attempted breaches or interference) by third parties or by RiverSource Life’s employees that may occur in the future could have a material adverse impact on RiverSource Life’s business, reputation, financial condition or results of operations.
RiverSource Life and its affiliates are subject to international, federal and state regulations, and, in some cases contractual obligations, that require it to establish and maintain corporate policies and procedures designed to protect sensitive client, employee, contractor and vendor information and respond to cybersecurity incidents. RiverSource Life and its affiliates have implemented and maintain security measures designed to protect against breaches of corporate security and other interference with systems and networks resulting from attacks by third parties, including hackers, and from employee or service provider error or malfeasance. RiverSource Life’s affiliates have implemented policies that require AFS’s independent franchisee advisors who locally control their own technology operations to do the same. RiverSource Life and its affiliates also contractually require third-party vendors who, in the provision of services to RiverSource Life and its affiliates, are provided with access to RiverSource Life’s systems and information pertaining to RiverSource Life’s business or its clients, to meet certain physical and information security standards. RiverSource Life’s affiliates recommend through policies that AFS’s independent franchisee advisors do the same with their facilities, systems and third-party vendors. Changes in RiverSource Life’s client base or technology platform changes, such as an evolution to accommodate mobile computing, virtual interface and multi-device functionality, may also require corresponding changes in its systems, networks and data security and response measures. While accessing RiverSource Life’s products and services, RiverSource Life’s customers may use computers and other devices that sit outside of its security control. RiverSource Life’s affiliates through AFS’s independent franchisee advisors provide tips for clients regarding safe online practices but cannot be sure clients will adopt some or all such advice. In addition, the ever-increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats. As these threats, and government and regulatory oversight of associated risks, continue to evolve, RiverSource Life may be required to expend additional resources to enhance or expand upon the security and response measures RiverSource Life and its affiliates (as well as certain parties RiverSource Life does not control) currently maintain.
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
Operating errors and system or network interruptions could delay and disrupt RiverSource Life’s ability to develop, deliver or maintain its products and services, or to operate compliance or risk management functions, causing harm to its business and reputation and resulting in loss of customers or revenue. Interruptions could be caused by operational failures arising from service provider or employee error or malfeasance, interference by third parties, including hackers, RiverSource Life’s implementation of new technology, as well as from maintenance of existing technology. RiverSource Life’s financial, accounting, data processing or other operating systems and facilities may fail to operate or report data properly, experience connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond its control, adversely affecting its ability to process transactions or provide products and services to customers. These interruptions can include fires, floods, earthquakes and other natural disasters, power losses, equipment failures, attacks by third parties, failures of internal or vendor personnel, software equipment or systems and other events beyond its control. Although RiverSource Life has developed, regularly tests and maintains a comprehensive business continuity plan and cybersecurity incident response manual that covers potential disruptions to centrally controlled systems and platforms and requires key technology vendors and service providers to do the same, there are inherent limitations in such plans and they might not, despite testing and monitoring, operate as designed in the event of an actual event or crisis. Further, RiverSource Life cannot control the execution of any business continuity or incident response plans implemented by its service providers.
RiverSource Life relies on third-party service providers and vendors for certain communications, technology and business functions and other services, and faces the risk of operational failure (including, without limitation, failure caused by an inaccuracy, untimeliness or other deficiency in data reporting), technical or security failures, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other third-party service providers that RiverSource Life uses to facilitate or are component providers to its securities transactions and other product manufacturing and distribution activities. For example, many of RiverSource Life’s applications run on a technology infrastructure managed on an outsourced basis by IBM since 2002. Under this arrangement, IBM is responsible for most mainframe, mid-range, computing network and storage operations, which includes a portion of RiverSource Life’s web hosting operations, and RiverSource Life is subject to the risks of any operational failure, termination or other restraints in this arrangement. These risks are heightened by RiverSource Life’s deployment in response to both client interest and evolution in the financial markets of increasingly sophisticated products, such as those which incorporate automatic asset re-allocation, multiple portfolios or funds, and business-driven hedging, compliance and other risk management or investment or financial management strategies. Any such failure, termination or constraint or flawed response could adversely impact its ability to effect transactions, service its clients, manage its exposure to risk or otherwise achieve desired outcomes.
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
Moreover, RiverSource Life is subject to the risks of errors and misconduct by its employees and AFS’s advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. These risks are difficult to detect in advance and deter, and could harm RiverSource Life’s business, financial condition or results of operations. RiverSource Life is further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in its businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating RiverSource Life’s risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to RiverSource Life in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as risk of counterparty denial of coverage, default or insolvency.
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
A significant portion of RiverSource Life’s annuity product sales derive from annuities funding qualified accounts, specifically IRAs. In June 2019, the SEC adopted a package of rulemakings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and the Client Relationship Summary (Form CRS), effective June 30, 2020. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation to that customer of any securities transaction or investment strategy involving securities. Furthermore, New York, Massachusetts and several other states have either issued their own best interest or fiduciary rules or are considering doing so and those rules may be limited to certain types of products (e.g. insurance and annuities, financial planning, etc.) or may broadly cover all recommendations made by financial advisors. The Certified Financial Planner Board has updated its professional standards of conduct to include a fiduciary standard that will apply to financial advisors who hold a Certified Financial Planner designation. Considering the various fiduciary rules and regulations that have been proposed or finalized, RiverSource Life continues to exert significant efforts to evaluate and prepare to comply with each rule. Depending on the span and substance of any regulations and the timing of their applicability, the scope of any implementation could also require various changes in the financial services industry, any of which could negatively impact RiverSource Life’s results of operations.
RiverSource Life is subject to state regulation and must comply with statutory reserve and capital requirements, including preparing financial statements in accordance with statutory accounting principles. State regulators, as well as the NAIC, continually review and update these requirements and other requirements relating to the business operations of insurance companies, including their underwriting and sales practices. Changes in these requirements that are made for the benefit of the consumer sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on RiverSource Life’s financial condition and results of operations. In December 2012, the NAIC adopted a new reserve valuation manual that applies principles-based reserve standards to life insurance products. The valuation manual has been adopted by the required number of states and the percentage of U.S. insurance premium threshold has been reached, therefore, the valuation manual was effective for companies domiciled in adopted states on January 1, 2017. Minnesota adopted the valuation manual in 2016 and New York adopted the valuation manual in December 2018 to be effective January 2020. RiverSource Life Insurance Company and RiverSource Life of NY have developed an implementation plan and RiverSource Life Insurance Company reported principles-based reserves for a universal life product issued in 2019. The requirement for principles-based life insurance reserves may result in statutory reserves being more sensitive to changes in interest rates, policyholder behavior and other market factors. It is not possible at this time to estimate the potential impact of future changes in statutory reserve and capital requirements. Further, RiverSource Life cannot predict the effect that proposed federal legislation may have on RiverSource Life or its competitors, such as the option of federally chartered insurers, a mandated federal systemic risk regulator, future initiatives of the FIO within the Department of the Treasury, or by any of the Domiciliary Regulators, the NAIC or the International Association of Insurance Supervisors with respect to insurance holding company supervision, capital standards or systemic risk regulation. For additional discussion on the role and activities of the FIO, see Item 1 of this Annual Report on Form 10-K — “Regulation.” As discussed earlier, the FRB’s 2019 proposal for a new capital framework would create new capital requirements for ISLHCs (even if there are any refinements to the proposal) which could potentially impact the way Ameriprise Financial structures its capital or manages its business (which could in turn have an impact on RiverSource Life).
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
In addition, following conversion of RiverSource Life’s affiliate Ameriprise National Trust Bank into a federal savings bank (“Ameriprise Bank”) in May 2019, Ameriprise Financial continues to be subject to ongoing supervision by the FRB. FRB regulation and supervisory oversight of Ameriprise Financial includes examinations, regular financial reporting and prudential standards, such as capital, liquidity risk management and parameters for business conduct and internal governance. In order to maintain Ameriprise Financial’s permission under applicable bank holding company laws and regulations to engage in insurance and business activities other than banking or activities closely related to banking, each of Ameriprise Financial and Ameriprise Bank will need to remain “well-capitalized” and “well-managed” under applicable federal banking regulations, and Ameriprise Bank must receive at least a “satisfactory” rating in its most recent examination under the CRA. Failure to meet one or more of these requirements would mean, depending on the requirements not met and any accord then reached with the FRB, that until cured Ameriprise Financial (and therefore RiverSource Life) could not undertake new activities, continue certain activities, or make certain acquisitions.
Changes in the supervision and regulation of the financial industry could materially impact RiverSource Life’s business.
The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulation of the financial services industry designed to provide for greater oversight of financial industry participants, reduce risk in banking practices and in securities and derivatives trading, enhance public company corporate governance practices and executive compensation disclosures, and provide greater protections to individual consumers and investors. Accordingly, while certain elements of these reforms could be further changed under the Trump administration (such as through the May 2018 legislation that loosened aspects of the Dodd-Frank Act), the full impact of the Dodd-Frank Act or other new regulation on RiverSource Life, the financial industry and the economy cannot be known until such rules and regulations have been finalized, and, in some cases, implemented over time.
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
Changes in corporate tax laws and regulations and changes in the interpretation of such laws and regulations, as well as adverse determinations regarding the application of such laws and regulations, could adversely affect RiverSource Life’s earnings and could make certain products less attractive to clients.
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
Many of the products RiverSource Life issues or on which RiverSource Life’s businesses are based receive favorable treatment under current U.S. federal income or estate tax law. Changes in U.S. federal income or estate tax law could reduce or eliminate the tax advantages of certain of RiverSource Life’s products and thus make such products less attractive to clients or cause a change in client demand and activity.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
RiverSource Life Insurance Company owns and leases office space in Minneapolis, Minnesota. RiverSource Life believes that the various facilities it occupies are suitable and adequate.
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
Valuation of Investments
The most significant component of the Company’s investments is its Available-for-Sale securities, which the Company carries at fair value within its Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements for discussion of the fair value of Available-for-Sale securities. Financial markets are subject to significant movements in valuation and liquidity, which can impact the Company’s ability to liquidate and the selling price that can be realized for the Company’s securities and increases the use of judgment in determining the estimated fair value of certain investments.
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

A decrease of 100 basis points in separate account fund growth rate assumptions is likely to result in an increase in DAC amortization and an increase in benefits and claims expense for variable annuity and VUL insurance contracts. The following table presents the estimated impact to current period pretax income:

	Estimated Impact to Pretax Income (1)
	DAC Amortization	Benefits and Claims Expense	Total
	(in millions)
Decrease in future near- and long-term fixed income fund growth returns by 100 basis points	$(28)	$(79)	$(107)

Decrease in future near-term equity fund growth returns by 100 basis points	$(26)	$(52)	$(78)
Decrease in future long-term equity fund growth returns by 100 basis points	(18)	(36)	(54)
Decrease in future near- and long-term equity fund growth returns by 100 basis points	$(44)	$(88)	$(132)
(1) An increase in the above assumptions by 100 basis points would result in an increase to pretax income for approximately the same amount.
An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.
Traditional Long-Duration Products
For traditional long-duration products (including traditional life and disability income (“DI”) insurance products), the DAC balance at any reporting date is based on projections that show management expects there to be adequate premiums after the date to amortize the remaining balance. These projections are inherently uncertain because they require management to make assumptions over periods extending well into the future. These assumptions include interest rates, persistency rates and mortality and morbidity rates and are not modified (unlocked) unless recoverability testing determines that reserves are inadequate. Projection periods used for the Company’s traditional life insurance are up to 30 years. Projection periods for DI products are up to 45 years. The Company may experience accelerated amortization of DAC if policies terminate earlier than projected or a slower rate of amortization of DAC if policies persist longer than projected.
For traditional life and DI insurance products, the assumptions provide for adverse deviations in experience and are revised only if management concludes experience will be so adverse that DAC are not recoverable. If management concludes that DAC are not recoverable, DAC are reduced to the amount that is recoverable based on best estimate assumptions.
Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products.
Guarantees accounted for as insurance liabilities include guaranteed minimum death benefit (“GMDB”), gain gross-up (“GGU”), guaranteed minimum income benefit (“GMIB”) and the life contingent benefits associated with guaranteed minimum withdrawal benefit (“GMWB”). In addition, UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities.
Guarantees accounted for as embedded derivatives include guaranteed minimum accumulation benefit (“GMAB”) and the non-life contingent benefits associated with GMWB. In addition, the portion of indexed annuities and indexed universal life (“IUL”) policies allocated to the indexed account is accounted for as an embedded derivative.
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
Non-Traditional Long-Duration Products, including Embedded Derivatives
UL and VUL
A portion of the Company’s UL and VUL policies have product features that result in profits followed by losses from the insurance component of the contract. These profits followed by losses can be generated by the cost structure of the product or secondary guarantees in the contract. The secondary guarantee ensures that, subject to specified conditions, the policy will not terminate and will continue to provide a death benefit even if there is insufficient policy value to cover the monthly deductions and charges. The liability for these future losses is determined using actuarial models to estimate the death benefits in excess of account value and the expected assessments (e.g. cost of insurance charges, contractual administrative charges, similar fees and investment margin). Significant assumptions made in projecting future benefits and assessments relate to client asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC valuation for the same contracts. See Note 11 to the Consolidated Financial Statements for information regarding the liability for contracts with secondary guarantees.
Variable Annuities
The Company has approximately $80 billion of variable annuity account value that has been issued over a period of more than

50 years. The diversified variable annuity block consists of $29 billion of account value with no living benefit guarantees and $51 billion of account value with living benefit guarantees, primarily GMWB provisions. The business is predominately issued through the Ameriprise Financial Services, LLC (“AFS”) (previously Ameriprise Financial Services, Inc. until January 2020) financial advisor network. The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings which are referred to as GGU benefits. In addition, the Company offers contracts with GMWB and GMAB provisions and, until May 2007, the Company offered contracts containing GMIB provisions. See Note 11 to the Consolidated Financial Statements for further discussion of variable annuity contracts.
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
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to indexed annuities and IUL fluctuate based on equity markets and interest rates and is a liability. In addition, embedded derivatives are impacted by an estimate of the Company’s nonperformance risk adjustment. This estimate includes a spread over the London Inter-Bank Offered Rate (“LIBOR”) swap curve as of the balance sheet date. As the Company’s estimate of this spread over LIBOR widens or tightens, the liability will decrease or increase.
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
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and DI policies are based on the net level premium and LTC policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Net level premium includes anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Gross premium valuation includes expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.

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
For further details on the types of derivatives the Company uses and how it accounts for them, see Notes 2, 13 and 17 to the Consolidated Financial Statements. For discussion of the Company’s market risk exposures and hedging program and related sensitivity testing, see Item 7A - “Quantitative and Qualitative Disclosures About Market Risk.”
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
Interest Credited to Fixed Accounts
Interest credited to fixed accounts represents amounts earned by contractholders and policyholders on fixed account values associated with UL and VUL insurance and annuity contracts. The changes in fair value of indexed annuities and IUL embedded derivatives and the derivatives hedging these products are also included within interest credited to fixed accounts.
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

Consolidated Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table presents the Company’s consolidated results of operations:

	Years Ended December 31,		Change
	2019	2018
	(in millions)
Revenues
Premiums	$397	$396	$1	—%
Net investment income	917	1,023	(106)	(10)
Policy and contract charges	2,042	2,081	(39)	(2)
Other revenues	464	411	53	13
Net realized investment gains (losses)	(2)	10	(12)	NM
Total revenues	3,818	3,921	(103)	(3)

Benefits and expenses
Benefits, claims, losses and settlement expenses	1,804	1,373	431	31
Interest credited to fixed accounts	669	674	(5)	(1)
Amortization of deferred acquisition costs	133	255	(122)	(48)
Other insurance and operating expenses	685	679	6	1
Total benefits and expenses	3,291	2,981	310	10
Pretax income	527	940	(413)	(44)
Income tax provision (benefit)	(60)	35	(95)	NM
Net income	$587	$905	$(318)	(35)%
NM Not Meaningful.
Overall
Net income decreased $318 million or 35% to $587 million for the year ended December 31, 2019 compared to $905 million for the prior year. Pretax income decreased $413 million or 44% to $527 million for the year ended December 31, 2019 compared to $940 million for the prior year.
The following impacts were significant drivers of the year-over-year change in pretax income:

•
The market impact on variable annuity guaranteed benefits (net of hedges and the related DSIC and DAC amortization) was an expense of $535 million for the year ended December 31, 2019 compared to an expense of $25 million for the prior year.

•
The market impact on IUL benefits (net of hedges and the related DAC amortization, unearned revenue amortization and the reinsurance accrual) was an expense of $12 million for the year ended December 31, 2019 compared to an expense of $17 million for the prior year.

•
The impact on variable annuity and VUL products for the difference between assumed and updated separate account investment performance on DAC, DSIC, unearned revenue amortization, reinsurance accrual and additional insurance benefit reserves (“mean reversion related impact”) was a benefit of $57 million for the year ended December 31, 2019 compared to an expense of $33 million for the prior year.

•	The unfavorable impact of unlocking and LTC loss recognition was $16 million for the year ended December 31, 2019 compared to $53 million for the prior year.
The Company’s variable annuity account balances increased 11% to $80.1 billion as of December 31, 2019 compared to the prior year due to equity market appreciation, partially offset by net outflows of $3.2 billion. Variable annuity sales decreased 8% compared to the prior year.
The Company’s fixed deferred annuity account balances declined 5% to $8.3 billion as of December 31, 2019 compared to the prior year as older policies continue to lapse and new sales are limited due to low interest rates. Given the current interest rate environment, the Company’s current fixed deferred annuity book is expected to gradually run off and earnings on its fixed deferred annuity business will trend down. The Company reinsured approximately 20% of its fixed annuities block during the first quarter of 2019.

In the third quarter of the year, management updates its market-related assumptions and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. Management also reviews its active life future policy benefit reserve adequacy for its LTC business in the third quarter.
The following table presents the total pretax impacts on the Company’s revenues and expenses attributable to unlocking and LTC loss recognition for the years ended December 31:

Pretax Increase (Decrease)	2019	2018
	(in millions)
Policy and contract charges	$5	$78
Total revenues	5	78

Benefits, claims, losses and settlement expenses:
LTC unlocking and loss recognition	8	52
Unlocking impact, excluding LTC	(1)	112
Total benefits, claims, losses and settlement expenses	7	164
Amortization of DAC	14	(33)
Total benefits and expenses	21	131
Pretax income	$(16)	$(53)
The unfavorable unlocking impact in 2019 primarily reflected the impact from updates to interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit partially offset by a benefit from changes in equity market volatility and correlation assumptions on variable annuities. The unfavorable unlocking impact in the prior year primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by the impact from updates to assumptions on utilization of guaranteed withdrawal benefits.
The unfavorable LTC unlocking and loss recognition in 2019 was primarily due to the impact from updates to interest rates assumptions and changes in morbidity experience partially offset by higher approved and expected premium rate increases and benefit reductions. The unfavorable LTC unlocking and loss recognition in the prior year was primarily due to changes in morbidity experience partially offset by approved, pending and future expected premium rate increases.
The unfavorable impact of updates to interest rate assumptions noted above for unlocking and LTC loss recognition was $118 million. Based on the significant recent interest rate dislocation, management extended the grading period one year to reach the ultimate 10-year treasury rate of 5% by assuming rates remain flat for six months and then grade to the long-term rate over the next three years.
Revenues
Total revenues decreased $103 million or 3% to $3.8 billion for the year ended December 31, 2019 compared to $3.9 billion for the prior year.
Net investment income decreased $106 million or 10% to $917 million for the year ended December 31, 2019 compared to $1.0 billion for the prior year primarily reflecting a decrease in investment income on fixed maturities due to lower average invested assets as a result of the fixed annuities reinsurance transaction in 2019. Impairments of the investment in affordable housing partnerships were $35 million for the year ended December 31, 2019 compared to $7 million for the prior year.
Other revenues increased $53 million or 13% to $464 million for the year ended December 31, 2019 compared to $411 million for the prior year primarily due to accretion on the fixed annuities reinsurance deposit receivable in 2019.
Net realized investment losses were $2 million for the year ended December 31, 2019 compared to net realized investment gains of $10 million for the prior year. For the year ended December 31, 2019, net realized gains of $15 million on Available-for-Sale securities due to sales, calls and tenders were more than offset by other-than-temporary impairments recognized in earnings of $17 million which primarily related to credit losses on corporate debt securities. For the year ended December 31, 2018, net realized gains were $9 million on Available-for-Sale securities due to sales, calls and tenders.
Benefits and Expenses
Total benefits and expenses increased $310 million or 10% to $3.3 billion for the year ended December 31, 2019 compared to $3.0 billion for the prior year.

Benefits, claims, losses and settlement expenses increased $431 million, or 31% to $1.8 billion for the year ended December 31, 2019 compared to $1.4 billion for the prior year primarily reflecting the following items:

•
A $425 million increase in expense from the unhedged nonperformance credit spread risk adjustment on variable annuity guaranteed benefits. The unfavorable impact of the nonperformance credit spread was $175 million for the year ended December 31, 2019 compared to a favorable impact of $250 million for the prior year. As the estimate of the nonperformance credit spread over the LIBOR swap curve tightens or widens, the embedded derivative liability will increase or decrease. As the embedded derivative liability on which the nonperformance credit spread is applied increases (decreases), the impact of the nonperformance credit spread is favorable (unfavorable) to expense.

•
A $180 million increase in expense from other market impacts on variable annuity guaranteed benefits, net of hedges in place to offset those risks and the related DSIC amortization. This increase was the result of an unfavorable $501 million change in the market impact on derivatives hedging the variable annuity guaranteed benefits, a favorable $315 million change in the market impact on variable annuity guaranteed living benefits reserves and a favorable $6 million change in the DSIC offset. The main market drivers contributing to these changes are summarized below:

▪
Equity market impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2019 compared to the prior year.

▪
Interest rate impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2019 compared to the prior year.

▪
Volatility impact on the variable annuity guaranteed living benefits liability net of the impact on the corresponding hedge assets resulted in a higher expense for the year ended December 31, 2019 compared to the prior year.

▪
Other unhedged items, including the difference between the assumed and actual underlying separate account investment performance, fixed income credit exposures, transaction costs and various contractholder behavioral items, were a net favorable impact compared to the prior year.

•
The impact of unlocking excluding LTC was a benefit of $1 million for the year ended December 31, 2019 compared to an expense of $112 million for the prior year. The unlocking impact for 2019 primarily reflected a benefit from changes in equity market volatility and correlation assumptions on variable annuities, partially offset by updates to interest rate assumptions and lower surrenders on annuity contracts with a withdrawal benefit. The unlocking impact for the prior year primarily reflected unfavorable mortality experience on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by a favorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

•
The annual review of LTC active life future policy benefit reserve adequacy in 2019 resulted in unlocking and loss recognition of $8 million compared to $52 million in the prior year. The unlocking and loss recognition in 2019 was primarily due to the impact from updates to interest rates assumptions and changes in morbidity experience, partially offset by higher approved and expected premium rate increases and benefit reductions. The unlocking and loss recognition in the prior year was primarily due to changes in morbidity experience, partially offset by approved, pending and future expected premium rate increases.

•	The mean reversion related impact was a benefit of $26 million for the year ended December 31, 2019 compared to an expense of $12 million for the prior year.

•	A $10 million increase in expense related to higher reserve funding driven by the impact of higher variable annuity guaranteed benefit rider charges.
Amortization of DAC decreased $122 million or 48% to $133 million for the year ended December 31, 2019 compared to $255 million for the prior year primarily reflecting the following items:

•	The DAC offset to the market impact on variable annuity guaranteed benefits was a benefit of $77 million for the year ended December 31, 2019 compared to an expense of $21 million for the prior year.

•	The mean reversion related impact was a benefit of $31 million for the year ended December 31, 2019 compared to an expense of $21 million for the prior year.

•	A favorable impact from normal year over year experience differences for variable annuities.

•
The impact of unlocking was an expense of $14 million for the year ended December 31, 2019 compared to a benefit of $33 million for the prior year period. The impact of unlocking in 2019 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking in the prior year primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits.

Income Taxes
The Company’s effective tax rate was (11.4)% for the year ended December 31, 2019 compared to 3.7% for the prior year. See Note 19 to the Consolidated Financial Statements for additional discussion on income taxes.
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
Fair Value of Liabilities and Nonperformance Risk
Companies are required to measure the fair value of liabilities at the price that would be received to transfer the liability to a market participant (an exit price). Since there is not a market for the Company’s obligations of its variable annuity riders, indexed annuities and IUL insurance, the Company considers the assumptions participants in a hypothetical market would make to reflect an exit price. As a result, the Company adjusts the valuation of variable annuity riders, indexed annuities and IUL insurance by updating certain contractholder assumptions, adding explicit margins to provide for risk, and adjusting the rates used to discount expected cash flows to reflect a market estimate of the Company’s nonperformance risk. The nonperformance risk adjustment is based on observable market data adjusted to estimate the risk of the Company not fulfilling these liabilities. Consistent with general market conditions, this estimate resulted in a spread over the LIBOR swap curve as of December 31, 2019. As the Company’s estimate of this spread widens or tightens, the liability will decrease or increase. If this nonperformance credit spread moves to a zero spread over the LIBOR swap curve, the reduction to future net income would be approximately $341 million, net of DAC, DSIC, unearned revenue amortization, the reinsurance accrual and income taxes (calculated at the statutory tax rate of 21%), based on December 31, 2019 credit spreads.
Liquidity and Capital Resources
Liquidity Strategy
The liquidity requirements of the Company are generally met by funds provided by investment income, maturities and periodic repayments of investments, premiums and proceeds from sales of investments, fixed annuity and fixed insurance deposits as well as capital contributions from its parent, Ameriprise Financial. Other liquidity sources the Company has established are short-term borrowings and available lines of credit with Ameriprise Financial, aggregating $987 million. See Note 14 to the Consolidated Financial Statements for additional information on the lines of credit.
The Company enters into short-term borrowings, which may include repurchase agreements and Federal Home Loan Bank (“FHLB”) advances, to reduce reinvestment risk. Short-term borrowings allow the Company to receive cash to reinvest in longer-duration assets, while paying back the short-term debt with cash flows generated by the fixed income portfolio. The balance of repurchase agreements as of December 31, 2019 and 2018 was nil and $50 million, respectively, which is collateralized with agency residential mortgage backed securities from the Company’s investment portfolio. RiverSource Life Insurance Company is a member of the FHLB of Des Moines, which provides RiverSource Life Insurance Company access to collateralized borrowings. As of December 31, 2019 and 2018, the Company had estimated maximum borrowing capacity of $6.2 billion and $5.9 billion, respectively, under the FHLB facility, of which $201 million and $151 million was outstanding as of December 31, 2019 and 2018, respectively, and is collateralized with commercial mortgage backed securities.
The primary uses of funds are policy benefits, commissions, other product-related acquisition and sales inducement costs, operating expenses, policy loans, dividends or distributions to Ameriprise Financial and investment purchases. The Company routinely reviews its sources and uses of funds in order to meet its ongoing obligations.
In 2009, River Source Life Insurance Company established an agreement to protect its exposure to Genworth Life Insurance Company (“GLIC”) for its reinsured LTC. In 2016, substantial enhancements to this reinsurance protection agreement were finalized. The terms of these confidential provisions within the agreement have been shared, in the normal course of regular reviews, with the Company’s domiciliary regulator and rating agencies. GLIC is domiciled in Delaware, so in the event GLIC were subjected to rehabilitation or insolvency proceedings, such proceedings would be located in (and governed by) Delaware laws. Delaware courts have a long tradition of respecting commercial and reinsurance affairs, as well as contracts among sophisticated parties. Similar credit protections to what RiverSource Life Insurance Company has with GLIC have been tested and respected in Delaware and elsewhere in the United States, and as a result RiverSource Life Insurance Company believes its credit protections would be respected even in the unlikely event that GLIC becomes subject to rehabilitation or insolvency proceedings in Delaware. Accordingly, while no credit protections are perfect, RiverSource Life Insurance Company believes the correct way to think about the risks represented by its counterparty credit exposure to GLIC is not the full amount of the gross liability that GLIC reinsures, but a much smaller net exposure to GLIC (if any that might exist after taking into account RiverSource Life Insurance Company’s credit protections). Thus, management believes that this agreement and offsetting non LTC legacy arrangements with Genworth Financial, Inc. will enable RiverSource Life Insurance Company to recover on all net exposure in all material respects in the event of a rehabilitation or insolvency of GLIC.
As of December 31, 2019, the Company’s nursing home indemnity LTC block had approximately $83 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.3 billion, net of reinsurance, which was 55% of GAAP reserves. This block has been shrinking over the last few years given the average attained age is 82 and the average attained age of policyholders on claim is 88. Fifty-five percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
As of December 31, 2019, the Company’s comprehensive reimbursement LTC block had approximately $115 million in gross in force annual premium and future policyholder benefits and claim reserves of approximately $1.1 billion, net of reinsurance. This block has higher premiums per policy than the nursing home indemnity LTC policies. The average attained age is 76 and the average attained age of policyholders on claim is 84. Thirty-seven percent of daily benefits in force in this block come from policies that have a lifetime benefit period.
The Company utilizes three primary levers to manage its LTC business. First, the Company has taken an active approach of steadily increasing rates since 2005, with cumulative rate increases of 162% on its nursing home indemnity LTC block and 93% on its comprehensive reimbursement LTC block as of December 31, 2019. Second, the Company has a reserving process that reflects the policy features and risk characteristics of its blocks. As of December 31, 2018, the Company had 30,000 policies that were closed with claim activity, as well as 8,000 open claims. The Company applies this experience to its in force policies, which were 103,000 as of December 31, 2019, at a very granular level by issue year, attained age and benefit features. The Company’s statutory reserves are approximately $415 million higher than its GAAP reserves and include margins for key assumptions like morbidity and mortality, as well as $233 million in asset adequacy reserves as of December 31, 2019. Lastly, the Company has prudently managed its investment portfolio primarily through a liquid, investment grade portfolio that is currently in a net unrealized gain position.
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
Capital Activity
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Paid to Ameriprise Financial	$1,350	$750	$700
Received from RiverSource Life Insurance Co. of New York (“RiverSource Life of NY”)	43	48	50
Received from RiverSource Tax Advantaged Investments, Inc.	100	45	20
Received from RiverSource REO 1, LLC (1)	—	2	—
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
Regulatory Capital
RiverSource Life Insurance Company and RiverSource Life of NY are subject to regulatory capital requirements. Actual capital, determined on a statutory basis, and regulatory capital requirements as of December 31 for each of the life insurance entities are as follows:

	Actual Capital (1)		Regulatory Capital Requirement (2)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions)
RiverSource Life Insurance Company	$2,924	$3,382	$601	$675
RiverSource Life of NY	235	266	38	40
(1) Actual capital, as defined by the National Association of Insurance Commissioners for purposes of meeting regulatory capital requirements, includes statutory capital and surplus, plus certain statutory valuation reserves.
(2) Regulatory capital requirement is the company action level and is based on the statutory risk-based capital filing.

Contractual Commitments
The contractual obligations identified in the table below include balance sheet transactions that represent material expected or contractually committed future obligations. Estimated cash payments due by period as of December 31, 2019 were as follows:

	Total	2020	2021-2022	2023-2024	2025 and Thereafter
	(in millions)
Insurance and annuities(1)	$48,321	$2,093	$3,998	$3,737	$38,493
Deferred premium options(2)	1,117	214	356	196	351
Line of credit with Ameriprise Financial, Inc.(3)	50	50	—	—	—
Affordable housing and other real estate partnerships(4)	22	14	4	2	2
Total	$49,510	$2,371	$4,358	$3,935	$38,846

(1)
These scheduled payments are represented by reserves of approximately $30.5 billion as of December 31, 2019 and are based on interest credited, mortality, morbidity, lapse, surrender and premium payment assumptions. The estimated payments are presented gross before reinsurance. The scheduled payments are undiscounted and exceed the corresponding liability as of December 31, 2019. Actual payment obligations may differ if experience varies from these assumptions. As of December 31, 2019, the projected period for which cash payments will be made is 40 years. Separate account liabilities have been excluded as associated contractual obligations would be met by separate account assets.

(2)
The fair value of these commitments included on the Consolidated Balance Sheets was $1.0 billion as of December 31, 2019. See Note 17 to the Consolidated Financial Statements for more information about deferred premium options.

(3)	The line of credit agreement with Ameriprise Financial does not include a repayment schedule. The amount was repaid in January 2020.
(4) Call dates for the obligations presented are either date or event specific. For date specific obligations, the Company is required to fund a specific amount on a stated date provided there are no defaults under the agreement. For event specific obligations, the Company is required to fund a specific amount of its capital commitment when properties in a fund become fully stabilized. For event specific obligations, the estimated call date of these commitments is used in the table above.
Total loan funding commitments, which are not included in the table above due to uncertainty with respect to timing of future cash flows, were $59 million as of December 31, 2019. For additional information relating to these contractual commitments, see Note 20 to the Consolidated Financial Statements.
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
The following tables present the Company’s estimate of the impact on pretax income from the above defined hypothetical market movements as of December 31, 2019:

Equity Price Decline 10%	Equity Price Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(68)	$—	$(68)
DAC and DSIC amortization(1)(2)	(33)	—	(33)
Variable annuity riders:
GMDB and GMIB(2)	(11)	—	(11)
GMWB(2)	(378)	306	(72)
GMAB	(26)	25	(1)
DAC and DSIC amortization(3)	N/A	N/A	18
Total variable annuity riders	(415)	331	(66)
Macro hedge program(4)	—	256	256
Indexed annuities	7	(5)	2
IUL insurance	79	(67)	12
Total	$(430)	$515	$103

Interest Rate Increase 100 Basis Points	Interest Rate Exposure to Pretax Income
	Before Hedge Impact	Hedge Impact	Net Impact
	(in millions)
Asset-based fees and expenses	$(15)	$—	$(15)
Variable annuity riders:
GMDB and GMIB	—	—	—
GMWB	1,228	(1,394)	(166)
GMAB	22	(25)	(3)
DAC and DSIC amortization(3)	N/A	N/A	25
Total variable annuity riders	1,250	(1,419)	(144)
Macro hedge program(4)	—	(6)	(6)
Indexed annuities	(1)	—	(1)
Fixed annuities, fixed insurance and fixed portion of variable annuities and variable insurance products	57	—	57
IUL insurance	15	3	18
Total	$1,306	$(1,422)	$(91)
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
The above results compare to an estimated negative net impact to pretax income of $72 million related to a 10% equity price decline and an estimated negative net impact to pretax income of $91 million related to a 100 basis point increase in interest rates as of December 31, 2018. The previous disclosure estimating the impact from a 100 basis point increase in interest rates as of December 31, 2018 was $428 million and did not reflect mitigation enhancements made to the hedge programs and overstated the impact to IUL insurance. The change in equity price exposure as of December 31, 2019 compared to prior year-end was driven by a larger estimated positive impact from the Company’s macro hedge program, which has been expanded.
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
Asset-Based Fees and Expenses
The Company earns asset-based management fees on its owned separate account assets partially offset by certain expenses. As of December 31, 2019, the value of these assets was $82.4 billion. This source of revenue is subject to both interest rate and equity price risk since the value of these assets and the fees they earn fluctuate inversely with interest rates and directly with equity prices. The Company does not currently hedge the interest rate or equity price risk of this exposure.
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

Variable Annuity Riders
The total contract value of all variable annuities as of December 31, 2019 was $80.1 billion. These contract values include GMWB and GMAB contracts which were $48.8 billion and $2.5 billion, respectively, as of December 31, 2019. As of December 31, 2019, reserves for GMWB were net liabilities of $1.5 billion and reserves for GMAB were net assets of $39 million. The GMWB and GMAB reserves include the fair value of embedded derivatives, which fluctuates based on equity, interest rate and credit markets which can cause these embedded derivatives to be either an asset or a liability. As of December 31, 2019, the reserve for GMDB and GMIB was a net liability of $23 million.
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
Fixed Annuities, Fixed Insurance and Fixed Portion of Variable Annuities and Variable Insurance Contracts
The Company’s earnings from fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts are based upon the spread between rates earned on assets held and the rates at which interest is credited to accounts. The Company primarily invests in fixed rate securities to fund the rate credited to clients. The Company guarantees an interest rate to the holders of these products. Investment assets and client liabilities generally differ as it relates to basis, repricing or maturity characteristics. Rates credited to clients’ accounts generally reset at shorter intervals than the yield on the underlying investments. Therefore, in an increasing interest rate environment, higher interest rates may be reflected in crediting rates to clients sooner than in rates earned on invested assets, which could result in a reduced spread between the two rates, reduced earned income and a negative impact on pretax income. However, the current low interest rate environment is resulting in interest rates below the level of some of the Company’s liability guaranteed minimum interest rates (“GMIRs”). Hence, a modest rise in interest rates would not necessarily result in changes to all the liability credited rates while projected asset purchases would capture the full increase in interest rates. This dynamic would result in widening spreads under a modestly rising rate scenario given the current relationship between the current level of interest rates and the underlying GMIRs on the business. Of the $30.5 billion in policyholder account balances, future policy benefits and claims on the Consolidated Balance Sheets as of December 31, 2019, $16.2 billion is related to liabilities created by these products. The Company does not hedge this exposure.
As a result of the low interest rate environment, the Company’s current reinvestment yields are generally lower than the current portfolio yield. The Company expects its portfolio income yields to continue to decline in future periods if interest rates remain low. The carrying value and weighted average yield of non-structured fixed maturity securities and commercial mortgage loans that may generate proceeds to reinvest through 2021 due to prepayment, maturity or call activity at the option of the issuer, excluding securities with a make-whole provision, were $1.7 billion and 4.3%, respectively, as of December 31, 2019. In addition, residential mortgage backed securities, which are subject to prepayment risk as a result of the low interest rate environment, totaled $3.1 billion and had a weighted average yield of 3.2% as of December 31, 2019. While these amounts represent investments that could be subject to reinvestment risk, it is also possible that these investments will be used to fund liabilities or may not be prepaid and will remain invested at their current yields. In addition to the interest rate environment, the mix of benefit payments versus product sales as well as the timing and volumes associated with such mix may impact the Company’s investment yield. Furthermore, reinvestment activities and the associated investment yield may also be impacted by corporate strategies implemented at management’s discretion. The average yield for investment purchases during the year ended December 31, 2019 was approximately 3.5%.
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

The following table presents the account values of fixed deferred annuities, fixed insurance, and the fixed portion of variable annuities and variable insurance contracts by range of GMIRs and the range of the difference between rates credited to policyholders and contractholders as of December 31, 2019 and the respective guaranteed minimums, as well as the percentage of account values subject to rate reset in the time period indicated. Rates are reset at the Company’s discretion, subject to guaranteed minimums.

	Account Values with Crediting Rates
	At Guaranteed Minimum	1-49 bps above Guaranteed Minimum	50-99 bps above Guaranteed Minimum	100-150 bps above Guaranteed Minimum	Total
	(in billions, except percentages)
Range of Guaranteed Minimum Crediting Rates
1% - 1.99%	$0.9	$0.5	$0.4	$0.1	$1.9
2% - 2.99%	0.5	—	—	—	0.5
3% - 3.99%	8.0	—	—	—	8.0
4% - 5.00%	5.5	—	—	—	5.5
Total	$14.9	$0.5	$0.4	$0.1	$15.9

Percentage of Account Values That Reset In:
Next 12 months(1)	100%	85%	58%	90%	98%
> 12 months to 24 months(2)	—	6	17	—	1
> 24 months(2)	—	9	25	10	1
Total	100%	100%	100%	100%	100%
(1) Includes contracts with annual discretionary crediting rate resets and contracts with 12 or less months until the crediting rate becomes discretionary on an annual basis.
(2) Includes contracts with more than 12 months remaining until the crediting rate becomes an annual discretionary rate.
Equity Indexed Annuities
The Company’s equity indexed annuity (“EIA”) product is a single premium annuity issued with an initial term of seven years. The annuity guarantees the contractholder a minimum return of 3% on 90% of the initial premium or end of prior term accumulation value upon renewal plus a return that is linked to the performance of the S&P 500® Index. The equity-linked return is based on a participation rate initially set at between 50% and 90% of the S&P 500® Index which is guaranteed for the initial seven-year term when the contract is held to full term. As of December 31, 2019, the Company had $18 million in liabilities related to EIAs. The Company discontinued new sales of EIAs in 2007.
Equity Price Risk
The equity-linked return to investors creates equity price risk as the amount credited depends on changes in equity prices. To hedge this exposure, the Company purchases futures which generate returns to replicate what the Company must credit to client accounts.
Interest Rate Risk
Most of the proceeds received from EIAs are invested in fixed income securities with the return on those investments intended to fund the 3% guarantee. The Company earns income from the difference between the return earned on invested assets and the 3% guarantee rate credited to customer accounts. The spread between return earned and amount credited is affected by changes in interest rates. This risk is not currently hedged and was immaterial as of December 31, 2019.
Fixed Index Annuities
The Company’s fixed index annuity product is a fixed annuity that includes an indexed account. The rate of interest credited above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap). The Company offers S&P 500® Index and MSCI® EAFE Index account options. Both options offer two crediting durations, one-year and two-year. The contractholder may allocate all or a portion of the policy value to a fixed or indexed account. The contractholder can choose to add a GMWB for life rider for an additional fee. As of December 31, 2019, the Company had $291 million in liabilities related to fixed index annuities.
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
Indexed Universal Life
IUL insurance is similar to UL in many regards, although the rate of credited interest above the minimum guarantee for funds allocated to an indexed account is linked to the performance of the specified index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. As of December 31, 2019, the Company had $1.9 billion in liabilities related to the indexed accounts of IUL, with the vast majority in the S&P 500® Index account option.
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
The Company manages its credit risk related to reinsurance treaties by evaluating the financial condition of reinsurance counterparties prior to entering into new reinsurance treaties. In addition, the Company regularly evaluates their financial strength during the terms of the treaties. As of December 31, 2019, the Company’s largest reinsurance credit risk is related to a LTC coinsurance treaty with life insurance subsidiaries of Genworth Financial, Inc. See Note 9 to the Consolidated Financial Statements for additional information on reinsurance.

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

•
changes in and the adoption of relevant accounting standards and securities rating agency standards and processes, as well as changes in the litigation and regulatory environment, including ongoing legal proceedings and regulatory actions, the frequency and extent of legal claims threatened or initiated by clients, other persons and regulators, and developments in regulation and legislation, including the rules and regulations implemented or that may be implemented or modified in connection with banking supervision and bank holding company and related laws and regulations or in light of state-based and other fiduciary rules, the Securities and Exchange Commission best interest standards, or similar rulemaking or standards such as the Certified Financial Planner Board standards pertaining to the fiduciary status and other attributes of investment advice providers to 401(k) plans, plan sponsors, plan participants and the holders of individual retirement or health savings accounts and related issues;

•	the Company’s investment management performance and consumer acceptance of the Company’s products;

•	effects of competition in the financial services industry, including pricing pressure, the introduction of new products and services and changes in product distribution mix and distribution channels;

•
changes to the Company’s reputation that may arise from employee or AFS advisor misconduct or error, legal or regulatory actions, cybersecurity incidents, improper management of conflicts of interest or otherwise;

•
the Company’s capital structure as a subsidiary of Ameriprise Financial, including the ability of its parent to support its financial strength and ratings, as well as the opinions of rating agencies and other analysts or the Company’s regulators, distributors or policyholders and contractholders in response to any change or prospect of change in any such opinion;

•	the elimination of LIBOR and unknown transition to alternative rates over the next two years;

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
The foregoing list of factors should be read in conjunction with the “Risk Factors” discussion in Part I, Item 1A in the Company’s 2019 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of RiverSource Life Insurance Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RiverSource Life Insurance Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
February 26, 2020

We have served as the Company's auditor since 2010.

RiverSource Life Insurance Company

Consolidated Balance Sheets

	December 31,
	2019	2018
	(in millions, except share amounts)
Assets
Investments:
Available-for-Sale: Fixed maturities, at fair value (amortized cost: 2019, $19,111; 2018, $21,099)	$20,902	$21,528
Mortgage loans, at amortized cost (less allowance for loan losses: 2019, $17; 2018, $16)	2,655	2,547
Policy loans	867	861
Other investments	734	838
Total investments	25,158	25,774
Cash and cash equivalents	1,275	1,085
Reinsurance recoverables	3,198	3,113
Other receivables	1,713	209
Accrued investment income	169	203
Deferred acquisition costs	2,673	2,742
Other assets	5,332	3,554
Separate account assets	82,425	73,393
Total assets	$121,943	$110,073

Liabilities and Shareholder’s Equity
Liabilities:
Policyholder account balances, future policy benefits and claims	$30,504	$29,407
Short-term borrowings	201	201
Line of credit with Ameriprise Financial, Inc.	50	—
Other liabilities	5,427	3,500
Separate account liabilities	82,425	73,393
Total liabilities	118,607	106,501

Shareholder’s equity:
Common stock, $30 par value; 100,000 shares authorized, issued and outstanding	3	3
Additional paid-in capital	2,466	2,466
Retained earnings	293	1,058
Accumulated other comprehensive income, net of tax	574	45
Total shareholder’s equity	3,336	3,572
Total liabilities and shareholder’s equity	$121,943	$110,073

See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Income

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Revenues
Premiums	$397	$396	$410
Net investment income	917	1,023	1,011
Policy and contract charges	2,042	2,081	1,943
Other revenues	464	411	400
Net realized investment gains (losses)	(2)	10	40
Total revenues	3,818	3,921	3,804
Benefits and expenses
Benefits, claims, losses and settlement expenses	1,804	1,373	1,239
Interest credited to fixed accounts	669	674	656
Amortization of deferred acquisition costs	133	255	207
Other insurance and operating expenses	685	679	701
Total benefits and expenses	3,291	2,981	2,803
Pretax income (loss)	527	940	1,001
Income tax provision (benefit)	(60)	35	260
Net income	$587	$905	$741

Supplemental Disclosures:
Total other-than-temporary impairment losses on securities	$(24)	$—	$—
Portion of loss recognized in other comprehensive income (before taxes)	7	—	—
Net impairment losses recognized in net realized investment gains (losses)	$(17)	$—	$—

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$587	$905	$741
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities	529	(412)	(3)
Net unrealized gains (losses) on derivatives	—	1	3
Other	—	—	(1)
Total other comprehensive income (loss), net of tax	529	(411)	(1)
Total comprehensive income	$1,116	$494	$740
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Shareholder’s Equity

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balances at January 1, 2017	$3	$2,466	$862	$457	$3,788
Comprehensive income:
Net income	—	—	741	—	741
Other comprehensive income (loss), net of tax	—	—	—	(1)	(1)
Total comprehensive income					740
Cash dividends to Ameriprise Financial, Inc.	—	—	(700)	—	(700)
Balances at December 31, 2017	3	2,466	903	456	3,828
Comprehensive income:
Net income	—	—	905	—	905
Other comprehensive income (loss), net of tax	—	—	—	(411)	(411)
Total comprehensive income					494
Cash dividends to Ameriprise Financial, Inc.	—	—	(750)	—	(750)
Balances at December 31, 2018	3	2,466	1,058	45	3,572
Cumulative effect of adoption of premium amortization on purchased callable debt securities guidance	—	—	(2)	—	(2)
Comprehensive income:
Net income	—	—	587	—	587
Other comprehensive income (loss), net of tax	—	—	—	529	529
Total comprehensive income					1,116
Cash dividends to Ameriprise Financial, Inc.	—	—	(1,350)	—	(1,350)
Balances at December 31, 2019	$3	$2,466	$293	$574	$3,336

See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Cash Flows from Operating Activities
Net income	$587	$905	$741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(22)	37	48
Deferred income tax (benefit) expense	(278)	(3)	101
Contractholder and policyholder charges, non-cash	(380)	(368)	(359)
Loss from equity method investments	99	64	108
Net realized investment (gains) losses	(15)	(10)	(40)
Other-than-temporary impairments and provision for loan losses recognized in net realized investment gains (losses)	17	—	—
Changes in operating assets and liabilities:
Deferred acquisition costs	(106)	1	(35)
Policyholder account balances, future policy benefits and claims, net	751	906	(121)
Derivatives, net of collateral	333	(170)	504
Reinsurance recoverables	(90)	(212)	(266)
Other receivables	19	14	42
Accrued investment income	26	16	18
Other, net	25	(1)	(33)
Net cash provided by (used in) operating activities	966	1,179	708

Cash Flows from Investing Activities
Available-for-Sale securities:
Proceeds from sales	232	56	234
Maturities, sinking fund payments and calls	2,250	2,635	2,491
Purchases	(1,772)	(3,049)	(2,034)
Proceeds from sales, maturities and repayments of mortgage loans	223	280	690
Funding of mortgage loans	(331)	(208)	(439)
Proceeds from sales and collections of other investments	129	137	156
Purchase of other investments	(164)	(217)	(201)
Purchase of equipment and software	(10)	(8)	(9)
Change in policy loans, net	(6)	(16)	(15)
Cash paid for deposit receivable	(349)	—	—
Cash received for deposit receivable	98	—	—
Advance on line of credit to Ameriprise Financial, Inc.	—	(273)	(15)
Repayment from Ameriprise Financial, Inc. on line of credit	—	273	15
Cash paid for written options with deferred premiums	(243)	(131)	(82)
Cash received from written options with deferred premiums	170	130	75
Other, net	42	(15)	3
Net cash provided by (used in) investing activities	269	(406)	869
See Notes to Consolidated Financial Statements.

RiverSource Life Insurance Company

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Cash Flows from Financing Activities
Policyholder account balances:
Deposits and other additions	$2,152	$1,933	$2,059
Net transfers from (to) separate accounts	(86)	(75)	(157)
Surrenders and other benefits	(1,728)	(1,904)	(1,893)
Proceeds from line of credit with Ameriprise Financial, Inc.	73	10	20
Repayments to Ameriprise Financial, Inc. on line of credit	(23)	(10)	(20)
Cash received for purchased options with deferred premiums	206	254	116
Cash paid for purchased options with deferred premiums	(289)	(208)	(263)
Cash dividends to Ameriprise Financial, Inc.	(1,350)	(750)	(700)
Net cash provided by (used in) financing activities	(1,045)	(750)	(838)
Net increase (decrease) in cash and cash equivalents	190	23	739
Cash and cash equivalents at beginning of period	1,085	1,062	323
Cash and cash equivalents at end of period	$1,275	$1,085	$1,062

Supplemental Disclosures:
Income taxes paid (received), net	$215	$158	$250
Interest paid on borrowings	5	4	2
Non-cash investing activity:
Partnership commitments not yet remitted	4	1	9
Investments transferred in connection with fixed annuity reinsurance transaction	1,265	—	—
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
The impact of these out-of-period corrections was not material to prior period financial statements.
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
Nearly all of the Company’s business is sold through the retail channel of Ameriprise Financial Services, LLC (“AFS”) (previously Ameriprise Financial Services, Inc. until January 2020), a subsidiary of Ameriprise Financial. RiverSource Distributors, Inc., a subsidiary of Ameriprise Financial, serves as the principal underwriter and distributor of variable annuity and life insurance products issued by the Company.
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
Deposit Receivable
For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability related to insurance risk in accordance with applicable accounting standards. If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits made are included in other receivables. As amounts are received, consistent with the underlying contracts, the deposit receivable is adjusted. The deposit receivable is accreted using the interest method and the accretion is reported in other revenues.
See Note 7 for additional information on the deposit receivable.
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
Allowance for Loan Losses
Management determines the adequacy of the allowance for loan losses based on the overall loan portfolio composition, recent and historical loss experience, and other pertinent factors, including when applicable, internal risk ratings, loan-to-value (“LTV”) ratios, FICO scores of the borrower, debt service coverage and occupancy rates, along with current economic and market conditions. This evaluation is inherently subjective as it requires estimates, which may be susceptible to significant change.
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
As of December 31, 2019 and 2018, land, buildings, equipment and software were $129 million and $135 million, respectively, net of accumulated depreciation of $189 million and $174 million, respectively. Depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 was $16 million, $15 million and $15 million, respectively.
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
Deferred Acquisition Costs
The Company incurs costs in connection with acquiring new and renewal insurance and annuity businesses. The portion of these costs which are incremental and direct to the acquisition of a new or renewal insurance policy or annuity contract are deferred. Significant costs capitalized include sales based compensation related to the acquisition of new and renewal insurance policies and annuity contracts, medical inspection costs for successful sales, and a portion of employee compensation and benefit costs based upon the amount of time spent on successful sales. Sales based compensation paid to AFS advisors and employees and third-party distributors is capitalized. Employee compensation and benefits costs which are capitalized relate primarily to sales efforts, underwriting and processing. All other costs which are not incremental direct costs of acquiring an insurance policy or annuity contract are expensed as incurred. The DAC associated with insurance policies or annuity contracts that are significantly modified or internally replaced with another contract are accounted for as contract terminations. These transactions are anticipated in establishing amortization periods and other valuation assumptions.
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
Separate Account Assets and Liabilities
Separate account assets represent funds held for the benefit of and separate account liabilities represent the obligation to the variable annuity contractholders and variable life insurance policyholders who have a contractual right to receive the benefits of their contract or policy and bear the related investment risk. Gains and losses on separate account assets accrue directly to the contractholder or policyholder and are not reported in the Company’s Consolidated Statements of Income. Separate account assets are recorded at fair value and separate account liabilities are equal to the assets recognized.
Policyholder Account Balances, Future Policy Benefits and Claims
The Company establishes reserves to cover the risks associated with non-traditional and traditional long-duration products. Non-traditional long-duration products include variable annuity contracts, fixed annuity contracts and UL and VUL policies. Traditional long-duration products include term life, whole life, DI and LTC insurance products.
Guarantees accounted for as insurance liabilities include GMDB, gain gross-up (“GGU”), guaranteed minimum income benefit (“GMIB”) and the life contingent benefits associated with GMWB. In addition, UL and VUL policies with product features that result in profits followed by losses are accounted for as insurance liabilities.
Guarantees accounted for as embedded derivatives include GMAB and the non-life contingent benefits associated with GMWB. In addition, the portion of indexed annuities and IUL policies allocated to the indexed account is accounted for as an embedded derivative.
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
Liabilities for fixed annuities in a benefit or payout status utilize assumptions established as of the date the payout phase is initiated. The liabilities are the present value of future estimated payments reduced for mortality (which is based on industry mortality tables with modifications based on the Company’s experience) and discounted with interest rates.
Embedded Derivatives
The fair value of embedded derivatives related to GMAB and the non-life contingent benefits associated with GMWB provisions fluctuate based on equity, interest rate and credit markets and the estimate of the Company’s nonperformance risk, which can cause these embedded derivatives to be either an asset or a liability. The fair value of embedded derivatives related to indexed annuities and IUL fluctuate based on equity markets and interest rates and the estimate of the Company’s nonperformance risk and is a liability. See Note 13 for information regarding the fair value measurement of embedded derivatives.
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
Liabilities for estimates of benefits that will become payable on future claims on term life, whole life and DI insurance policies are based on the net level premium and LTC policies are based on a gross premium valuation reflecting management’s current best estimate assumptions. Net level premium includes anticipated premium payments, mortality and morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Gross premium valuation includes expected premium rate increases, benefit reductions, morbidity rates, policy persistency and interest rates earned on assets supporting the liability. Anticipated mortality and morbidity rates are based on established industry mortality and morbidity tables, with modifications based on the Company’s experience. Anticipated premium payments and persistency rates vary by policy form, issue age, policy duration and certain other pricing factors.
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
Future Adoption of New Accounting Standards
Income Taxes – Simplifying the Accounting for Income Taxes
In December 2019, the FASB updated the accounting standards to simplify the accounting for income taxes. The update eliminates certain exceptions to accounting principles related to intraperiod tax allocation (prospective basis), deferred tax liabilities related to outside basis differences (modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption) and year-to-date losses in interim periods (prospective basis). The update also amends existing guidance related to situations when an entity receives a step-up in the tax basis of goodwill (prospective basis), allocation of income tax expense when members of a consolidated tax filing group issue separate financial statements (retrospective basis for all periods presented), interim recognition of enactment of tax laws or rate changes (prospective basis) and franchise taxes and other taxes partially based on income (retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption). The standard is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The method of adoption is noted parenthetically after each amendment above. The Company is currently evaluating the impact of the standard on its consolidated financial condition or results of operations.
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
The update requires significant additional disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account balances, market risk benefits, DAC and DSIC, as well as qualitative and quantitative information about expected cash flows, estimates and assumptions. The update is effective for interim and annual periods beginning after December 15, 2021. The standard should be applied to the liability for future policy benefits and DAC and DSIC on a modified retrospective basis and applied to market risk benefits on a retrospective basis with the option to apply full retrospective transition if certain criteria are met. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial condition, results of operations and disclosures.
Intangibles – Goodwill and Other – Internal-Use Software – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB updated the accounting standards related to customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The update requires implementation costs for a CCA to be evaluated for capitalization using the same approach as implementation costs associated with internal-use software. The update also addresses presentation, measurement and impairment of capitalized implementation costs in a CCA that is a service contract. The update requires new disclosures on the nature of hosting arrangements that are service contracts, significant judgements made when applying the guidance and quantitative disclosures, including amounts capitalized, amortized and impaired. The update is effective for interim and annual periods beginning after December 15, 2019, and can be applied either prospectively or retrospectively. The Company adopted the standard using a prospective approach on January 1, 2020. The adoption did not have an impact on the Company’s consolidated financial condition or results of operations.
Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB updated the accounting standards related to accounting for credit losses on certain types of financial instruments. The update replaces the current incurred loss model for estimating credit losses with a new model that requires an entity to estimate the credit losses expected over the life of the asset. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current period earnings and recorded through an allowance for credit losses on the balance sheet. The current credit loss model for Available-for-Sale debt securities does not change; however, the credit loss calculation and subsequent recoveries are required to be recorded through an allowance. The standard is effective for interim and annual periods beginning after December 15, 2019. A modified retrospective cumulative adjustment to retained earnings should be recorded as of the first reporting period in which the guidance is effective for loans, receivables, and other financial instruments subject to the new expected credit loss model. Prospective adoption is required for establishing an allowance related to Available-for-Sale debt securities, certain beneficial interests, and financial assets purchased with a more-than-insignificant amount of credit deterioration since origination. The Company adopted the standard on January 1, 2020. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.
4. Revenue from Contracts with Customers
The following table presents disaggregated revenue from contracts with customers and a reconciliation to total revenues reported on the Consolidated Statements of Income.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Policy and contract charges
Affiliated (from Columbia Management Investment Distributors, Inc.)	$170	$170	$167
Unaffiliated	14	16	16
Total	184	186	183

Other revenues
Administrative fees
Affiliated (from Columbia Management Investment Services, Corp.)	43	44	42
Unaffiliated	20	22	23
	63	66	65
Other fees
Affiliated (from Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Wanger Asset Management, LLC)	344	336	325
Unaffiliated	4	3	4
	348	339	329
Total	411	405	394
Total revenue from contracts with customers	595	591	577
Revenue from other sources (1)	3,223	3,330	3,227
Total revenues	$3,818	$3,921	$3,804
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
Other fees
The Company earns revenue for providing affiliated and unaffiliated partners an opportunity to educate the financial advisors of its affiliate, AFS, that sell the Company's products as well as product and marketing personnel to support the offer, sale and servicing of funds within the Company's variable annuity and variable life insurance products. These payments allow the parties to train and support the advisors, explain the features of their products, and distribute marketing and educational materials. The affiliated revenue is earned based on a rate, updated at least annually, which is applied, as a percentage, to the market value of assets invested. The unaffiliated revenue is earned based on a fixed rate applied, as a percentage, to the market value of assets invested. These performance obligations are considered a series of distinct services that are substantially the same and are satisfied each day over the contract term. These fees are accrued and collected on a monthly basis.
Receivables
Receivables for revenue from contracts with customers are recognized when the performance obligation is satisfied and the Company has an unconditional right to the revenue. Receivables related to revenues from contracts with customers were $55 million and $49 million as of December 31, 2019 and 2018, respectively.
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
A majority of the limited partnerships are VIEs. The Company’s maximum exposure to loss as a result of its investment in the VIEs is limited to the carrying value. The carrying value is reflected in other investments and was $270 million $352 million as of December 31, 2019 and 2018, respectively. The Company had a $15 million and $43 million liability recorded as of December 31, 2019 and 2018, respectively, related to original purchase commitments not yet remitted to the VIEs. The Company has not provided any additional support and is not contractually obligated to provide additional support to the VIEs beyond the funding commitments.
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

6.  Investments
Available-for-Sale securities distributed by type were as follows:

Description of Securities	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$10,188	$1,336	$(2)	$11,522	$—
Residential mortgage backed securities	3,039	73	(4)	3,108	—
Commercial mortgage backed securities	3,526	95	(3)	3,618	—
State and municipal obligations	1,071	237	(2)	1,306	—
Asset backed securities	1,036	45	(1)	1,080	—
Foreign government bonds and obligations	250	19	(2)	267	—
U.S. government and agency obligations	1	—	—	1	—
Total	$19,111	$1,805	$(14)	$20,902	$—

Description of Securities	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Noncredit OTTI(1)
	(in millions)
Fixed maturities:
Corporate debt securities	$12,044	$554	$(207)	$12,391	$—
Residential mortgage backed securities	2,890	25	(44)	2,871	—
Commercial mortgage backed securities	3,737	17	(102)	3,652	—
State and municipal obligations	1,129	162	(8)	1,283	—
Asset backed securities	1,013	35	(3)	1,045	—
Foreign government bonds and obligations	285	9	(9)	285	—
U.S. government and agency obligations	1	—	—	1	—
Total	$21,099	$802	$(373)	$21,528	$—
 (1) Represents the amount of other-than-temporary impairment (“OTTI”) losses in AOCI. Amount includes unrealized gains and losses on impaired securities subsequent to the initial impairment measurement date. These amounts are included in gross unrealized gains and losses as of the end of the period.
As of December 31, 2019 and 2018, investment securities with a fair value of $1.9 billion and $1.4 billion, respectively, were pledged to meet contractual obligations under derivative contracts and short-term borrowings, of which $576 million and $405 million, respectively, may be sold, pledged or rehypothecated by the counterparty.
As of December 31, 2019 and 2018, fixed maturity securities comprised approximately 83% and 84%, respectively, of the Company’s total investments. Rating agency designations are based on the availability of ratings from Nationally Recognized Statistical Rating Organizations (“NRSROs”), including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) and Fitch Ratings Ltd. (“Fitch”). The Company uses the median of available ratings from Moody’s, S&P and Fitch, or if fewer than three ratings are available, the lower rating is used. When ratings from Moody’s, S&P and Fitch are unavailable, the Company may utilize ratings from other NRSROs or rate the securities internally. As of December 31, 2019 and 2018, approximately $615 million and $706 million, respectively, of securities were internally rated by CMIA, an affiliate of the Company, using criteria similar to those used by NRSROs.

A summary of fixed maturity securities by rating was as follows:

Ratings	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percent of Total Fair Value	Amortized Cost	Fair Value	Percent of Total Fair Value
	(in millions, except percentages)
AAA	$6,771	$6,950	33%	$6,602	$6,499	30%
AA	1,176	1,374	7	1,310	1,455	7
A	2,695	3,157	15	2,550	2,776	13
BBB	7,709	8,626	41	9,745	9,945	46
Below investment grade	760	795	4	892	853	4
Total fixed maturities	$19,111	$20,902	100%	$21,099	$21,528	100%

As of December 31, 2019 and 2018, approximately 39% and 34%, respectively, of securities rated AAA were GNMA, FNMA and FHLMC mortgage backed securities. The Company had holdings of $380 million in Ameriprise Advisor Financing, LLC (“AAF”), an affiliate of the Company, which was greater than 10% of total equity as of December 31, 2019. The Company had holdings of $382 million in AT&T, Inc., and holdings of $374 million in AAF, both which were greater than 10% of total equity as of December 31, 2018. There were no other holdings of any other issuer greater than 10% of total equity as of both December 31, 2019 and 2018.
The following tables provide information about Available-for-Sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position:

Description of Securities	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	15	$64	$—	7	$90	$(2)	22	$154	$(2)
Residential mortgage backed securities	29	571	(1)	20	298	(3)	49	869	(4)
Commercial mortgage backed securities	18	310	(1)	7	82	(2)	25	392	(3)
State and municipal obligations	5	23	—	3	54	(2)	8	77	(2)
Asset backed securities	10	111	(1)	6	54	—	16	165	(1)
Foreign government bonds and obligations	1	—	—	10	15	(2)	11	15	(2)
Total	78	$1,079	$(3)	53	$593	$(11)	131	$1,672	$(14)

Description of Securities	December 31, 2018
	Less than 12 months			12 months or more			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(in millions, except number of securities)
Corporate debt securities	286	$4,792	$(141)	93	$972	$(66)	379	$5,764	$(207)
Residential mortgage backed securities	54	826	(9)	57	897	(35)	111	1,723	(44)
Commercial mortgage backed securities	69	1,146	(25)	88	1,565	(77)	157	2,711	(102)
State and municipal obligations	6	88	(2)	24	129	(6)	30	217	(8)
Asset backed securities	11	149	(1)	17	124	(2)	28	273	(3)
Foreign government bonds and obligations	17	86	(4)	14	17	(5)	31	103	(9)
Total	443	$7,087	$(182)	293	$3,704	$(191)	736	$10,791	$(373)

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

The following table presents a rollforward of the cumulative amounts recognized in the Consolidated Statements of Income for OTTI related to credit losses on Available-for-Sale securities for which a portion of the securities’ total OTTI was recognized in OCI:

	December 31,
	2019	2018	2017
	(in millions)
Beginning balance	$—	$—	$21
Credit losses for which an other-than-temporary impairment was not previously recognized	15	—	—
Credit losses for which an other-than-temporary impairment was previously recognized	2	—	—
Reductions for securities sold during the period (realized)	—	—	(21)
Ending balance	$17	$—	$—

Net realized gains and losses on Available-for-Sale securities, determined using the specific identification method, recognized in net realized investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Gross realized investment gains	$29	$16	$48
Gross realized investment losses	(14)	(7)	(4)
Other-than-temporary impairments	(17)	—	—
Total	$(2)	$9	$44

Other-than-temporary impairments for the year ended December 31, 2019 related to credit losses on corporate debt securities.
See Note 18 for a rollforward of net unrealized investment gains (losses) included in AOCI.
Available-for-Sale securities by contractual maturity as of December 31, 2019 were as follows:

	Amortized Cost	Fair Value
	(in millions)
Due within one year	$364	$368
Due after one year through five years	4,428	4,600
Due after five years through 10 years	2,660	2,882
Due after 10 years	4,058	5,246
	11,510	13,096
Residential mortgage backed securities	3,039	3,108
Commercial mortgage backed securities	3,526	3,618
Asset backed securities	1,036	1,080
Total	$19,111	$20,902

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Residential mortgage backed securities, commercial mortgage backed securities and asset backed securities are not due at a single maturity date. As such, these securities were not included in the maturities distribution.
The following is a summary of net investment income:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities	$848	$919	$947
Mortgage loans	119	117	137
Other investments	(26)	11	(48)
	941	1,047	1,036
Less: investment expenses	24	24	25
Total	$917	$1,023	$1,011

Net realized investment gains (losses) are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities	$(2)	$9	$44
Mortgage loans	—	1	(4)
Total	$(2)	$10	$40

7. Financing Receivables
The Company’s financing receivables include commercial mortgage loans, syndicated loans, policy loans and the deposit receivable. Syndicated loans are reflected in other investments. The deposit receivable is reflected in other receivables.
Allowance for Loan Losses
Policy loans do not exceed the cash surrender value of the policy at origination. As there is minimal risk of loss related to policy loans, the Company does not record an allowance for loan losses for policy loans. The Company does not have an allowance for loan losses for the deposit receivable as the receivable is supported by a trust and there is minimal risk of loss.
The following table presents a rollforward of the allowance for loan losses for the years ended and the ending balance of the allowance for loan losses by impairment method:

	December 31,
	2019	2018	2017
	(in millions)
Beginning balance	$20	$22	$25
Charge-offs	—	(2)	(3)
Ending balance	$20	$20	$22

Individually evaluated for impairment	$—	$—	$—
Collectively evaluated for impairment	20	20	22
The recorded investment in financing receivables by impairment method was as follows:

	December 31,
	2019	2018
	(in millions)
Individually evaluated for impairment	$15	$19
Collectively evaluated for impairment	3,052	2,943
Total	$3,067	$2,962
As of December 31, 2019 and 2018, the Company’s recorded investment in financing receivables individually evaluated for impairment for which there was no related allowance for loan losses was $15 million and $20 million, respectively.
During the years ended December 31, 2019, 2018 and 2017, the Company purchased $121 million, $137 million and $156 million, respectively, and sold $43 million, $44 million and $259 million, respectively, of loans. The loans purchased consisted of syndicated loans. The loans sold during 2019 and 2018 consisted of syndicated loans. The loans sold during 2017 primarily consisted of residential mortgage loans. See below for additional discussion on the sales of these loans.
Credit Quality Information
Nonperforming loans were $9 million and nil as of December 31, 2019 and 2018, respectively. All other loans were considered to be performing.
Commercial Mortgage Loans
The Company reviews the credit worthiness of the borrower and the performance of the underlying properties in order to determine the risk of loss on commercial mortgage loans. Based on this review, the commercial mortgage loans are assigned an internal risk rating, which management updates as necessary. Commercial mortgage loans which management has assigned its highest risk rating were less than 1% of total commercial mortgage loans as of both December 31, 2019 and 2018. Loans with the highest risk rating represent distressed loans which the Company has identified as impaired or expects to become delinquent or enter into foreclosure within the next six months. In addition, the Company reviews the concentrations of credit risk by region and property type.

Concentrations of credit risk of commercial mortgage loans by U.S. region were as follows:

	Loans		Percentage
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions)
South Atlantic	$705	$699	26%	27%
Pacific	792	766	30	30
Mountain	237	224	9	9
West North Central	207	203	8	8
East North Central	232	208	9	8
Middle Atlantic	167	171	6	7
West South Central	169	139	6	5
New England	47	54	2	2
East South Central	116	99	4	4
	2,672	2,563	100%	100%
Less: allowance for loan losses	17	16
Total	$2,655	$2,547

Concentrations of credit risk of commercial mortgage loans by property type were as follows:

	Loans		Percentage
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions)
Retail	$891	$854	33%	33%
Office	404	408	15	16
Apartments	660	583	25	23
Industrial	404	423	15	16
Mixed use	66	45	3	2
Hotel	51	43	2	2
Other	196	207	7	8
	2,672	2,563	100%	100%
Less: allowance for loan losses	17	16
Total	$2,655	$2,547

Residential Mortgage Loans
During the year ended December 31, 2017, the Company sold $249 million of residential mortgage loans and recorded a loss of $4 million.
Syndicated Loans
The recorded investment in syndicated loans as of December 31, 2019 and 2018 was $395 million and $399 million, respectively. The Company’s syndicated loan portfolio is diversified across industries and issuers. The primary credit indicator for syndicated loans is whether the loans are performing in accordance with the contractual terms of the syndication. Total nonperforming syndicated loans as of December 31, 2019 and 2018 were $9 million and nil, respectively.
Troubled Debt Restructurings
The recorded investment in restructured loans was not material as of both December 31, 2019 and 2018. Troubled debt restructurings did not have a material impact to the Company’s allowance for loan losses or income recognized for the years ended December 31, 2019, 2018 and 2017. There are no commitments to lend additional funds to borrowers whose loans have been restructured.
Deposit Receivable
The deposit receivable was $1.5 billion as of December 31, 2019.
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

8. Deferred Acquisition Costs and Deferred Sales Inducement Costs
In the third quarter of the year, management updates market-related inputs and implements model changes related to the living benefit valuation. In addition, management conducts its annual review of life insurance and annuity valuation assumptions relative to current experience and management expectations including modeling changes. These aforementioned changes are collectively referred to as unlocking. The impact of unlocking to DAC for the year ended December 31, 2019 primarily reflected updates to interest rate assumptions, partially offset by a favorable impact from lower surrenders on annuity contracts with a withdrawal benefit. The impact of unlocking to DAC for the year ended December 31, 2018 primarily reflected updated mortality assumptions on UL and VUL insurance products and lower surrender rate assumptions on variable annuities, partially offset by an unfavorable impact from updates to assumptions on utilization of guaranteed withdrawal benefits. The impact of unlocking to DAC for the year ended December 31, 2017 primarily reflected improved persistency and mortality on UL and VUL insurance products and a correction related to a variable annuity model assumption partially offset by updates to market-related inputs to the living benefit valuation.
The balances of and changes in DAC were as follows:

	2019	2018	2017
	(in millions)
Balance at January 1	$2,742	$2,639	$2,611
Capitalization of acquisition costs	239	254	242
Amortization, excluding the impact of valuation assumptions review	(119)	(288)	(219)
Amortization, impact of valuation assumptions review	(14)	33	12
Impact of change in net unrealized (gains) losses on securities	(175)	104	(7)
Balance at December 31	$2,673	$2,742	$2,639
The balances of and changes in DSIC, which is included in other assets, were as follows:

	2019	2018	2017
	(in millions)
Balance at January 1	$249	$273	$301
Capitalization of sales inducement costs	1	2	4
Amortization, excluding the impact of valuation assumptions review	(15)	(42)	(37)
Amortization, impact of valuation assumptions review	—	—	(1)
Impact of change in net unrealized (gains) losses on securities	(19)	16	6
Balance at December 31	$216	$249	$273

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
However, for IUL policies issued after September 1, 2013 and VUL policies issued after January 1, 2014, the Company generally reinsures 50% of the death benefit liability. Similarly, the Company reinsures 50% of the death benefit and morbidity liabilities related to its UL product with LTC benefits.
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
As of both December 31, 2019 and 2018, traditional life and UL insurance policies in force were $195.1 billion, of which $142.8 billion and $142.4 billion as of December 31, 2019 and 2018 were reinsured at the respective year ends.
The effect of reinsurance on premiums for traditional long-duration products was as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Direct premiums	$621	$621	$637
Reinsurance ceded	(224)	(225)	(227)
Net premiums	$397	$396	$410

Policy and contract charges are presented on the Consolidated Statements of Income net of $132 million, $126 million and $114 million of reinsurance ceded for non-traditional long-duration products for the years ended December 31, 2019, 2018 and 2017, respectively.
The amount of claims recovered through reinsurance on all contracts was $377 million, $331 million and $298 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Reinsurance recoverables include approximately $2.5 billion related to LTC risk ceded to Genworth as of both December 31, 2019 and 2018.
Policyholder account balances, future policy benefits and claims include $466 million and $484 million related to previously assumed reinsurance arrangements as of December 31, 2019 and 2018, respectively.
10. Policyholder Account Balances, Future Policy Benefits and Claims and Separate Account Liabilities
Policyholder account balances, future policy benefits and claims consisted of the following:

	December 31,
	2019	2018
	(in millions)
Policyholder account balances
Fixed annuities (1)	$8,909	$9,338
Variable annuity fixed sub-accounts	5,103	5,129
UL/VUL insurance	3,110	3,063
IUL insurance	2,025	1,728
Other life insurance	646	683
Total policyholder account balances	19,793	19,941

Future policy benefits
Variable annuity GMWB	1,462	875
Variable annuity GMAB (2)	(39)	(19)
Other annuity liabilities	139	26
Fixed annuity life contingent liabilities	1,444	1,459
Life and DI insurance	1,212	1,221
LTC insurance	5,302	4,981
UL/VUL and other life insurance additional liabilities	1,033	749
Total future policy benefits	10,553	9,292
Policy claims and other policyholders’ funds	158	174
Total policyholder account balances, future policy benefits and claims	$30,504	$29,407

(1)	Includes fixed deferred annuities, non-life contingent fixed payout annuities and indexed annuity host contracts.
(2) Includes the fair value of GMAB embedded derivatives that was a net asset as of both December 31, 2019 and 2018 reported as a contra liability.

Fixed Annuities
Fixed annuities include deferred, payout and indexed annuity contracts.
Deferred contracts offer a guaranteed minimum rate of interest and security of the principal invested. Payout contracts guarantee a fixed income payment for life or the term of the contract. Liabilities for fixed annuities in a benefit or payout status are based on future estimated payments using established industry mortality tables and interest rates, ranging from 2.71% to 9.38% as of December 31, 2019, depending on year of issue, with an average rate of approximately 3.83%. The Company generally invests the proceeds from the annuity contracts in fixed rate securities.
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
Most of the variable annuity contracts currently issued by the Company contain one or more guaranteed benefits, including GMWB, GMAB, GMDB and GGU provisions. The Company previously offered contracts with GMIB provisions. See Notes 2 and 11 for additional information regarding the Company’s variable annuity guarantees. The Company does not currently hedge its risk under the GGU and GMIB provisions. See Notes 13 and 17 for additional information regarding the Company’s derivative instruments used to hedge risks related to GMWB, GMAB and GMDB provisions.
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
IUL is a UL policy that includes an indexed account. The rate of credited interest above the minimum guarantee for funds allocated to the indexed account is linked to the performance of the specific index for the indexed account (subject to a cap and floor). The Company offers an S&P 500® Index account option and a blended multi-index account option comprised of the S&P 500 Index, the MSCI® EAFE Index and the MSCI EM Index. Both options offer two crediting durations, one-year and two-year. The policyholder may allocate all or a portion of the policy value to a fixed or any available indexed account. The portion of the policy allocated to the indexed account is accounted for as an embedded derivative at fair value. The Company hedges the interest credited rate including equity and interest rate risk related to the indexed account with derivative instruments. See Note 17 for additional information regarding the Company’s derivative instruments used to hedge the risk related to IUL.
The Company also offers term life insurance as well as DI products. The Company no longer offers standalone LTC products and whole life insurance but has in force policies from prior years.
Insurance liabilities include accumulation values, incurred but not reported claims, obligations for anticipated future claims and unpaid reported claims.
The liability for estimates of benefits that will become payable on future claims on term life, whole life and DI policies is based on the net level premium and LTC policies is based on a gross premium valuation reflecting management’s current best estimate assumptions. Both include the anticipated interest rates earned on assets supporting the liability. Anticipated interest rates for term and whole life ranged from 3% to 10% as of December 31, 2019. Anticipated interest rates for DI policies ranged from 3.5% to 7.5% as of December 31, 2019 and for LTC policies ranged from 5.8% to 6.8% as of December 31, 2019.

The liability for unpaid reported claims on DI and LTC policies includes an estimate of the present value of obligations for continuing benefit payments. The discount rates used to calculate present values are based on average interest rates earned on assets supporting the liability for unpaid amounts and were 4.5% and 6.0% for DI and LTC claims, respectively, as of December 31, 2019.
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
Separate Account Liabilities
Separate account liabilities consisted of the following:

	December 31,
	2019	2018
	(in millions)
Variable annuity	$74,965	$66,913
VUL insurance	7,429	6,451
Other insurance	31	29
Total	$82,425	$73,393

11. Variable Annuity and Insurance Guarantees
The majority of the variable annuity contracts offered by the Company contain GMDB provisions. The Company also offers variable annuities with GGU, GMWB and GMAB provisions. The Company previously offered contracts containing GMIB provisions. See Notes 2 and 10 for additional information regarding the Company’s variable annuity guarantees.
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
The variable annuity contracts with GMWB riders typically have account values that are based on an underlying portfolio of mutual funds, the values of which fluctuate based on fund performance. At issue the guaranteed amount is equal to the amount deposited but the guarantee may be increased annually to the account value (a “step-up”) in the case of favorable market performance or by a benefit credit if the contract includes this provision.
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

The following table provides information related to variable annuity guarantees for which the Company has established additional liabilities:

Variable Annuity Guarantees by Benefit Type (1)	December 31, 2019				December 31, 2018
	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age	Total Contract Value	Contract Value in Separate Accounts	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
GMDB:
Return of premium	$62,909	$60,967	$5	67	$55,810	$53,872	$417	67
Five/six-year reset	7,983	5,263	7	67	7,670	4,941	112	67
One-year ratchet	5,935	5,600	7	70	5,560	5,210	417	70
Five-year ratchet	1,396	1,340	—	66	1,307	1,251	23	66
Other	1,192	1,174	65	73	1,033	1,014	148	72
Total — GMDB	$79,415	$74,344	$84	67	$71,380	$66,288	$1,117	67

GGU death benefit	$1,115	$1,063	$133	71	$992	$940	$112	70

GMIB	$186	$172	$6	70	$180	$164	$12	69

GMWB:
GMWB	$1,999	$1,993	$1	73	$1,990	$1,984	$3	72
GMWB for life	46,799	46,691	272	68	40,966	40,876	742	68
Total — GMWB	$48,798	$48,684	$273	68	$42,956	$42,860	$745	68

GMAB	$2,528	$2,524	$—	60	$2,456	$2,450	$24	59
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
The following table provides information related to insurance guarantees for which the Company has established additional liabilities:

	December 31, 2019		December 31, 2018
	Net Amount at Risk	Weighted Average Attained Age	Net Amount at Risk	Weighted Average Attained Age
	(in millions, except age)
UL secondary guarantees	$6,550	67	$6,513	66

The net amount at risk for UL secondary guarantees is defined as the current guaranteed death benefit amount in excess of the current policyholder account balance.

Changes in additional liabilities (contra liabilities) for variable annuity and insurance guarantees were as follows:

	GMDB & GGU	GMIB	GMWB(1)	GMAB(1)	UL
	(in millions)
Balance at January 1, 2017	$16	$8	$1,017	$(24)	$434
Incurred claims	5	—	(554)	(56)	84
Paid claims	(4)	(2)	—	—	(29)
Balance at December 31, 2017	17	6	463	(80)	489
Incurred claims	8	2	412	61	201
Paid claims	(6)	—	—	—	(31)
Balance at December 31, 2018	19	8	875	(19)	659
Incurred claims	2	(1)	587	(20)	141
Paid claims	(5)	—	—	—	(42)
Balance at December 31, 2019	$16	$7	$1,462	$(39)	$758

(1) The incurred claims for GMWB and GMAB include the change in the fair value of the liabilities (contra liabilities) less paid claims.
The liabilities for guaranteed benefits are supported by general account assets.
The following table summarizes the distribution of separate account balances by asset type for variable annuity contracts providing guaranteed benefits:

	December 31,
	2019	2018
	(in millions)
Mutual funds:
Equity	$44,739	$39,764
Bond	23,374	21,190
Other	6,471	5,568
Total mutual funds	$74,584	$66,522

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2019, 2018 and 2017.
12. Short-term Borrowings
The Company enters into repurchase agreements in exchange for cash which it accounts for as secured borrowings and pledges Available-for-Sale securities to collateralize its obligations under the repurchase agreements. The amount of the Company’s liability including accrued interest as of December 31, 2019 and 2018 was nil and $50 million, respectively. As of December 31, 2018, the Company had pledged $52 million of agency residential mortgage backed securities. The remaining maturity of outstanding repurchase agreements was less than three months as of December 31, 2018. The weighted average annualized interest rate on repurchase agreements held as of December 31, 2018 was 2.6%.
RiverSource Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines which provides access to collateralized borrowings. The Company has pledged Available-for-Sale securities consisting of commercial mortgage backed securities to collateralize its obligation under these borrowings. The fair value of the securities pledged is recorded in investments and was $840 million and $780 million as of December 31, 2019 and 2018, respectively. The amount of the Company’s liability including accrued interest was $201 million and $151 million as of December 31, 2019 and 2018, respectively. The remaining maturity of outstanding FHLB advances was less than two months as of December 31, 2019 and less than three months as of December 31, 2018. The weighted average annualized interest rate on the FHLB advances held as of December 31, 2019 and 2018 was 1.8% and 2.6%, respectively.
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

Valuation Hierarchy
The Company categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Company’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$10,787	$735	$11,522
Residential mortgage backed securities	—	3,091	17	3,108
Commercial mortgage backed securities	—	3,618	—	3,618
State and municipal obligations	—	1,306	—	1,306
Asset backed securities	—	691	389	1,080
Foreign government bonds and obligations	—	267	—	267
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	19,760	1,141	20,902
Cash equivalents	—	1,256	—	1,256
Other assets:
Interest rate derivative contracts	—	1,451	—	1,451
Equity derivative contracts	162	2,650	—	2,812
Foreign exchange derivative contracts	1	15	—	16
Credit derivative contracts	—	4	—	4
Total other assets	163	4,120	—	4,283
Separate account assets at net asset value (“NAV”)				82,425	(1)
Total assets at fair value	$164	$25,136	$1,141	$108,866

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$43	$46
IUL embedded derivatives	—	—	881	881
GMWB and GMAB embedded derivatives	—	—	763	763	(2)
Total policyholder account balances, future policy benefits and claims	—	3	1,687	1,690	(3)
Other liabilities:
Interest rate derivative contracts	—	418	—	418
Equity derivative contracts	36	3,018	—	3,054
Foreign exchange derivative contracts	1	5	—	6
Total other liabilities	37	3,441	—	3,478
Total liabilities at fair value	$37	$3,444	$1,687	$5,168

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Available-for-Sale securities:
Corporate debt securities	$—	$11,520	$871	$12,391
Residential mortgage backed securities	—	2,807	64	2,871
Commercial mortgage backed securities	—	3,652	—	3,652
State and municipal obligations	—	1,283	—	1,283
Asset backed securities	—	671	374	1,045
Foreign government bonds and obligations	—	285	—	285
U.S. government and agency obligations	1	—	—	1
Total Available-for-Sale securities:	1	20,218	1,309	21,528
Cash equivalents	—	1,000	—	1,000
Other assets:
Interest rate derivative contracts	—	789	—	789
Equity derivative contracts	189	1,515	—	1,704
Foreign exchange derivative contracts	—	54	—	54
Total other assets	189	2,358	—	2,547
Separate account assets at NAV				73,393	(1)
Total assets at fair value	$190	$23,576	$1,309	$98,468

Liabilities
Policyholder account balances, future policy benefits and claims:
Indexed annuity embedded derivatives	$—	$3	$14	$17
IUL embedded derivatives	—	—	628	628
GMWB and GMAB embedded derivatives	—	—	328	328	(4)
Total policyholder account balances, future policy benefits and claims	—	3	970	973	(5)
Other liabilities:
Interest rate derivative contracts	—	422	—	422
Equity derivative contracts	77	1,901	—	1,978
Foreign exchange derivative contracts	2	32	—	34
Credit derivative contracts	—	18	—	18
Total other liabilities	79	2,373	—	2,452
Total liabilities at fair value	$79	$2,376	$970	$3,425

(1) Amounts are comprised of certain financial instruments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy.
(2) The fair value of the GMWB and GMAB embedded derivatives included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position as of December 31, 2019.
(3) The Company’s adjustment for nonperformance risk resulted in a $(502) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2019.
(4) The fair value of the GMWB and GMAB embedded derivatives included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position as of December 31, 2018.
(5) The Company’s adjustment for nonperformance risk resulted in a $(726) million cumulative increase (decrease) to the embedded derivatives as of December 31, 2018.

The following tables provide a summary of changes in Level 3 assets and liabilities measured at fair value on a recurring basis:

	Available-for-Sale Securities
	Corporate Debt Securities	Residential Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2019	$871	$64	$374	$1,309
Total gains (losses) included in:
Net income	(1)	—	—	(1)	(1)
Other comprehensive income (loss)	30	—	5	35
Purchases	55	27	—	82
Settlements	(220)	(3)	—	(223)
Transfers into Level 3	—	—	10	10
Transfers out of Level 3	—	(71)	—	(71)
Balance, December 31, 2019	$735	$17	$389	$1,141

Changes in unrealized gains (losses) relating to assets held at December 31, 2019	$(1)	$—	$—	$(1)	(1)

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2019	$14		$628		$328		$970
Total (gains) losses included in:
Net income	8	(2)	209	(2)	80	(3)	297
Issues	21		113		361		495
Settlements	—		(69)		(6)		(75)
Balance, December 31, 2019	$43		$881		$763		$1,687

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2019	$—		$209	(2)	$82	(3)	$291

	Available-for-Sale Securities						Other Derivative Contracts
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2018	$1,072	$87	$—	$—	$1,159		$—
Total gains (losses) included in:
Net income	(1)	—	—	—	(1)	(1)	(3)	(3)
Other comprehensive income (loss)	(26)	1	—	3	(22)		—
Purchases	15	—	12	381	408		3
Settlements	(189)	(6)	—	—	(195)		—
Transfers out of Level 3	—	(18)	(12)	(10)	(40)		—
Balance, December 31, 2018	$871	$64	$—	$374	$1,309		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2018	$(1)	$—	$—	$—	$(1)	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	Indexed Annuity Embedded Derivatives		IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
			(in millions)
Balance, January 1, 2018	$—		$601		$(49)		$552
Total (gains) losses included in:
Net income	(3)	(2)	(9)	(2)	49	(3)	37
Issues	17		90		350		457
Settlements	—		(54)		(22)		(76)
Balance, December 31, 2018	$14		$628		$328		$970

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2018	$—		$(9)	(2)	$47	(3)	$38

	Available-for-Sale Securities						Common Stocks
	Corporate Debt Securities	Residential Mortgage Backed Securities	Commercial Mortgage Backed Securities	Asset Backed Securities	Total
	(in millions)
Balance, January 1, 2017	$1,157	$115	$—	$13	$1,285		$—
Total gains (losses) included in:
Net income	1	—	—	—	1	(1)	—
Other comprehensive income (loss)	(8)	1	—	—	(7)		—
Purchases	124	67	36	49	276		—
Settlements	(202)	(7)	—	(13)	(222)		—
Transfers into Level 3	—	—	—	11	11		4
Transfers out of Level 3	—	(89)	(36)	(60)	(185)		(4)
Balance, December 31, 2017	$1,072	$87	$—	$—	$1,159		$—

Changes in unrealized gains (losses) relating to assets held at December 31, 2017	$1	$—	$—	$—	$1	(1)	$—

	Policyholder Account Balances, Future Policy Benefits and Claims
	IUL Embedded Derivatives		GMWB and GMAB Embedded Derivatives		Total
	(in millions)
Balance, January 1, 2017	$464		$614		$1,078
Total (gains) losses included in:
Net income	87	(2)	(977)	(3)	(890)
Issues	92		326		418
Settlements	(42)		(12)		(54)
Balance, December 31, 2017	$601		$(49)		$552

Changes in unrealized (gains) losses relating to liabilities held at December 31, 2017	$87	(2)	$(946)	(3)	$(859)

(1) Included in net investment income in the Consolidated Statements of Income.
(2) Included in interest credited to fixed accounts in the Consolidated Statements of Income.
(3) Included in benefits, claims, losses and settlement expenses in the Consolidated Statements of Income.
The increase (decrease) to pretax income of the Company’s adjustment for nonperformance risk on the fair value of its embedded derivatives was $(190) million, $281 million and $(71) million, net of DAC, DSIC, unearned revenue amortization and the reinsurance accrual, for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The following tables provide a summary of the significant unobservable inputs used in the fair value measurements developed by the Company or reasonably available to the Company of Level 3 assets and liabilities:

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
	(in millions)
Corporate debt securities (private placements)	$735	Discounted cash flow	Yield/spread to U.S. Treasuries	0.8%		-	2.8%	1.3%
Asset backed securities	$389	Discounted cash flow	Annual default rate	3.5%
			Loss severity	25.0%
			Yield/spread to swap rates	120	bps	-	170 bps	123 bps
IUL embedded derivatives	$881	Discounted cash flow	Nonperformance risk(1)	65 bps
Indexed annuity embedded derivatives	$43	Discounted cash flow	Surrender rate	0.0%		-	50.0%
			Nonperformance risk(1)	65 bps
GMWB and GMAB embedded derivatives	$763	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%		-	36.0%
			Surrender rate	0.1%		-	73.5%
			Market volatility(3)	3.7%		-	15.9%
			Nonperformance risk(1)	65 bps

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range				Weighted Average
	(in millions)
Corporate debt securities (private placements)	$871	Discounted cash flow	Yield/spread to U.S. Treasuries	1.0%		-	3.6%	1.5%
Asset backed securities	$374	Discounted cash flow	Annual default rate	2.5%
			Loss severity	25.0%
			Yield/spread to swap rates	85	bps	-	115 bps	87 bps
IUL embedded derivatives	$628	Discounted cash flow	Nonperformance risk(1)	119 bps
Indexed annuity embedded derivatives	$14	Discounted cash flow	Surrender rate	0.0%		-	50.0%
			Nonperformance risk(1)	119 bps
GMWB and GMAB embedded derivatives	$328	Discounted cash flow	Utilization of guaranteed withdrawals(2)	0.0%		-	36.0%
			Surrender rate	0.1%		-	73.4%
			Market volatility(3)	4.0%		-	16.1%
			Nonperformance risk(1)	119 bps
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
Other Assets
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active over-the-counter (“OTC”) markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The counterparties’ nonperformance risk associated with uncollateralized derivative assets was immaterial as of December 31, 2019 and 2018. See Notes 16 and 17 for further information on the credit risk of derivative instruments and related collateral.
Liabilities
Policyholder Account Balances, Future Policy Benefits and Claims
There is no active market for the transfer of the Company’s embedded derivatives attributable to the provisions of certain variable annuity riders, index annuity and IUL products.
The Company values the embedded derivatives attributable to the provisions of certain variable annuity riders using internal valuation models. These models calculate fair value as the present value of future expected benefit payments less the present value of future expected rider fees attributable to the embedded derivative feature. The projected cash flows used by these models include observable capital market assumptions and incorporate significant unobservable inputs related to implied volatility as well as contractholder behavior assumptions that include margins for risk, all of which the Company believes an exit market participant would expect. The fair value also reflects a current estimate of the Company’s nonperformance risk specific to these embedded derivatives. Given the significant unobservable inputs to this valuation, these measurements are classified as Level 3. The embedded derivatives attributable to these provisions are recorded in policyholder account balances, future policy benefits and claims.
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
Other Liabilities
Derivatives that are measured using quoted prices in active markets, such as derivatives that are exchange-traded, are classified as Level 1 measurements. The variation margin on futures contracts is also classified as Level 1. The fair value of derivatives that are traded in less active OTC markets is generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy and include swaps and the majority of options. The Company’s nonperformance risk associated with uncollateralized derivative liabilities was immaterial as of December 31, 2019 and 2018. See Notes 16 and 17 for further information on the credit risk of derivative instruments and related collateral.
Fair Value on a Nonrecurring Basis
The Company assesses its investment in affordable housing partnerships for OTTI. The investments that are determined to be OTTI are written down to their fair value. The Company uses a discounted cash flow model to measure the fair value of these investments. Inputs to the discounted cash flow model are estimates of future net operating losses and tax credits available to the Company and discount rates based on market condition and the financial strength of the syndicator (general partner). The balance of affordable housing partnerships measured at fair value on a nonrecurring basis was $158 million and $112 million as of December 31, 2019 and 2018, respectively, and is classified as Level 3 in the fair value hierarchy.

Asset and Liabilities Not Reported at Fair Value
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value.

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,655	$—	$—	$2,707	$2,707
Policy loans	867	—	—	810	810
Other investments	410	—	376	34	410
Other receivables	1,514	—	—	1,648	1,648

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,110	$—	$—	$10,061	$10,061
Short-term borrowings	201	—	201	—	201
Line of credit with Ameriprise Financial	50	—	—	50	50
Other liabilities	22	—	—	21	21
Separate account liabilities - investment contracts	340	—	340	—	340

	December 31, 2018
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(in millions)
Financial Assets
Mortgage loans, net	$2,547	$—	$—	$2,514	$2,514
Policy loans	861	—	—	810	810
Other investments	411	—	355	41	396

Financial Liabilities
Policyholder account balances, future policy benefits and claims	$9,609	$—	$—	$9,672	$9,672
Short-term borrowings	201	—	201	—	201
Other liabilities	59	—	—	57	57
Separate account liabilities - investment contracts	312	—	312	—	312	(1)

(1)
The fair value of separate account liabilities - investment contracts as of December 31, 2018 was previously incorrectly omitted from the fair value hierarchy based on use of NAV per share as a practical expedient.

Other investments include syndicated loans and the Company’s membership in the FHLB. Other receivables include the reinsurance deposit receivable. See Note 7 for additional information on mortgage loans, policy loans, syndicated loans and the deposit receivable.
Policyholder account balances, future policy benefits and claims includes fixed annuities in deferral status, non-life contingent fixed annuities in payout status, indexed annuity host contracts and the fixed portion of a small number of variable annuity contracts classified as investment contracts. See Note 10 for additional information on these liabilities. Short-term borrowings include repurchase agreement and FHLB borrowings. See Note 12 for further information on short-term borrowings. Other liabilities include future funding commitments to affordable housing partnerships and other real estate partnerships. Separate account liabilities are related to certain annuity products that are classified as investment contracts.

14. Related Party Transactions
Revenues
See Note 4 for information about revenues from contracts with customers earned by the Company from related party transactions with affiliates.
The Company is the lessor of one real estate property which it leases to Ameriprise Financial under an operating lease that expires November 30, 2029. The Company earned $5 million in rental income for each of the years ended December 31, 2019, 2018 and 2017, which is reflected in Other revenues on the Company’s Consolidated Statements of Income. The Company expects to earn $5 million in each year of the five year period ended December 31, 2024 and a total of $24 million thereafter.
Expenses
Charges by Ameriprise Financial and affiliated companies to the Company for use of joint facilities, technology support, marketing services and other services aggregated $370 million, $365 million and $390 million for the years ended December 31, 2019, 2018 and 2017, respectively. Certain of these costs are included in DAC. Expenses allocated to the Company may not be reflective of expenses that would have been incurred by the Company on a stand-alone basis.
Income taxes
The Company’s taxable income is included in the consolidated federal income tax return of Ameriprise Financial. The net amount due from (to) Ameriprise Financial for federal income taxes was $85 million and $60 million as of December 31, 2019 and 2018, respectively, which is reflected in Other, net within operating activities on the Consolidated Statements of Cash Flows.
Investments
The Company invests in AA and A rated asset backed securities issued by AAF, an affiliate of the Company. The asset backed securities are collateralized by a portfolio of loans issued to advisors affiliated with AFS, an affiliated broker dealer. As of December 31, 2019 and 2018, the fair value of these asset backed securities was $380 million and $374 million, respectively, and is reported in Investments: Available-for-Sale Fixed Maturities on the Company’s Consolidated Balance Sheets. For the year ended December 31, 2019, interest income from these asset backed securities was $14 million and is reported in Net investment income on the Company’s Consolidated Statements of Income.
Lines of Credit
RiverSource Life Insurance Company, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing under the agreement is established by reference to London Inter-Bank Offered Rate (“LIBOR”) for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. Amounts borrowed may be repaid at any time with no prepayment penalty. The amounts outstanding on this line of credit were $50 million and nil as of December 31, 2019 and 2018, respectively. The outstanding balance at December 31, 2019 was paid in full during January 2020.
RiverSource Life of NY, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender. The aggregate amount outstanding under the line of credit may not exceed the lesser of $25 million or 3% of RiverSource Life of NY’s statutory admitted assets (excluding separate accounts) as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period. Amounts borrowed may be repaid at any time with no prepayment penalty. There were no amounts outstanding on this line of credit as of both December 31, 2019 and 2018.
RTA, as the borrower, has a revolving credit agreement with Ameriprise Financial as the lender not to exceed $100 million. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. This line of credit is automatically renewed annually with Ameriprise Financial. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2019 and 2018.
RiverSource Life Insurance Company, as the lender, has a revolving credit agreement with Ameriprise Financial as the borrower. This line of credit is not to exceed 3% of RiverSource Life Insurance Company’s statutory admitted assets as of the prior year end. The interest rate for any borrowing is established by reference to LIBOR for U.S. dollar deposits with maturities comparable to the relevant interest period, plus an applicable margin subject to adjustment based on debt ratings of the senior unsecured debt of Ameriprise Financial. In the event of default, an additional 1% interest will accrue during such period of default. There were no amounts outstanding on this revolving credit agreement as of both December 31, 2019 and 2018.

Dividends or distributions
Cash dividends or distributions paid and received by RiverSource Life Insurance Company were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Paid to Ameriprise Financial	$1,350	$750	$700
Received from RiverSource Life of NY	43	48	50
Received from RTA	100	45	20
Received from RiverSource REO 1, LLC (1)	—	2	—

(1) RiverSource REO 1, LLC is a wholly owned subsidiary of RiverSource Life Insurance Company which holds foreclosed mortgage loans and real estate.
For dividends and other distributions from the life insurance companies, advance notification was provided to state insurance regulators prior to payments. See Note 15 for additional information.
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
State insurance statutes contain limitations as to the amount of dividends and other distributions that insurers may make without providing prior notification to state regulators. For RiverSource Life Insurance Company, payments in excess of unassigned surplus, as determined in accordance with accounting practices prescribed by the State of Minnesota, require advance notice to the Minnesota Department of Commerce, RiverSource Life Insurance Company’s primary regulator, and are subject to potential disapproval. RiverSource Life Insurance Company’s statutory unassigned surplus aggregated $326 million and $642 million as of December 31, 2019 and 2018, respectively.
In addition, dividends or distributions whose fair market value, together with that of other dividends or distributions made within the preceding 12 months, exceed the greater of the previous year’s statutory net gain from operations or 10% of the previous year-end statutory capital and surplus are referred to as “extraordinary dividends.” Extraordinary dividends also require advance notice to the Minnesota Department of Commerce, and are subject to potential disapproval. Statutory capital and surplus was $2.9 billion and $3.3 billion as of December 31, 2019 and 2018, respectively.

Statutory net gain from operations and net income (loss) for RiverSource Life Insurance Company are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Statutory net gain from operations	$1,505	$1,686	$958
Statutory net income (loss)	786	1,628	222

Government debt securities of $4 million as of both December 31, 2019 and 2018 were on deposit with various states as required by law.
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
The following tables present the gross and net information about the Company’s assets subject to master netting arrangements:

	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$4,181	$—	$4,181	$(2,886)	$(1,214)	$(73)	$8
OTC cleared	21	—	21	(21)	—	—	—
Exchange-traded	81	—	81	(5)	—	—	76
Total derivatives	$4,283	$—	$4,283	$(2,912)	$(1,214)	$(73)	$84

	December 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral

	(in millions)
Derivatives:
OTC	$2,499	$—	$2,499	$(2,066)	$(390)	$(26)	$17
OTC cleared	34	—	34	(23)	—	—	11
Exchange-traded	14	—	14	(1)	—	—	13
Total derivatives	$2,547	$—	$2,547	$(2,090)	$(390)	$(26)	$41

(1)
Represents the amount of assets that could be offset by liabilities with the same counterparty under master netting or similar arrangements that management elects not to offset on the Consolidated Balance Sheets.

The following tables present the gross and net information about the Company’s liabilities subject to master netting arrangements:

	December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$3,426	$—	$3,426	$(2,886)	$—	$(540)	$—
OTC cleared	41	—	41	(21)	—	—	20
Exchange-traded	11	—	11	(5)	—	—	6
Total derivatives	$3,478	$—	$3,478	$(2,912)	$—	$(540)	$26

	December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amount
				Financial Instruments(1)	Cash Collateral	Securities Collateral
	(in millions)
Derivatives:
OTC	$2,419	$—	$2,419	$(2,066)	$(24)	$(328)	$1
OTC cleared	23	—	23	(23)	—	—	—
Exchange-traded	10	—	10	(1)	—	—	9
Total derivatives	2,452	—	2,452	(2,090)	(24)	(328)	10
Repurchase agreements	50	—	50	—	—	(50)	—
Total	$2,502	$—	$2,502	$(2,090)	$(24)	$(378)	$10
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
The Company uses derivatives as economic hedges and accounting hedges. The following table presents the notional value and gross fair value of derivative instruments, including embedded derivatives:

	December 31, 2019			December 31, 2018
	Notional	Gross Fair Value		Notional	Gross Fair Value
		Assets (1)	Liabilities (2)		Assets (1)	Liabilities (2)
	(in millions)
Derivatives not designated as hedging instruments
Interest rate contracts	$57,950	$1,451	$418	$57,185	$789	$422
Equity contracts	60,596	2,812	3,054	51,463	1,704	1,978
Credit contracts	1,386	4	—	1,206	—	18
Foreign exchange contracts	3,251	16	6	4,747	54	34
Total non-designated hedges	123,183	4,283	3,478	114,601	2,547	2,452

Embedded derivatives
GMWB and GMAB (3)	N/A	—	763	N/A	—	328
IUL	N/A	—	881	N/A	—	628
Indexed annuities	N/A	—	46	N/A	—	17
Total embedded derivatives	N/A	—	1,690	N/A	—	973
Total derivatives	$123,183	$4,283	$5,168	$114,601	$2,547	$3,425
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
(3) The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2019 included $981 million of individual contracts in a liability position and $218 million of individual contracts in an asset position. The fair value of the GMWB and GMAB embedded derivatives as of December 31, 2018 included $646 million of individual contracts in a liability position and $318 million of individual contracts in an asset position.
See Note 13 for additional information regarding the Company’s fair value measurement of derivative instruments.
As of December 31, 2019 and 2018, investment securities with a fair value of $84 million and $28 million, respectively, were received as collateral to meet contractual obligations under derivative contracts, of which $84 million and $28 million, respectively, may be sold, pledged or rehypothecated by the Company. As of both December 31, 2019 and 2018, the Company had sold, pledged, or rehypothecated none of these securities. In addition, as of both December 31, 2019 and 2018, non-cash collateral accepted was held in separate custodial accounts and was not included in the Company’s Consolidated Balance Sheets.

The following table presents a summary of the impact of derivatives not designated as hedging instruments, including embedded derivatives, on the Consolidated Statements of Income:

	Interest Credited to Fixed Accounts	Benefits, Claims, Losses and Settlement Expenses
	(in millions)
Year Ended December 31, 2019
Interest rate contracts	$—	$1,100
Equity contracts	117	(1,501)
Credit contracts	—	(73)
Foreign exchange contracts	—	(30)
GMWB and GMAB embedded derivatives	—	(435)
IUL embedded derivatives	(140)	—
Indexed annuities embedded derivatives	(8)	—
Total gain (loss)	$(31)	$(939)

Year Ended December 31, 2018
Interest rate contracts	$—	$(312)
Equity contracts	(49)	306
Credit contracts	—	7
Foreign exchange contracts	—	1
Other contracts	—	(4)
GMWB and GMAB embedded derivatives	—	(377)
IUL embedded derivatives	63	—
Indexed annuities embedded derivatives	3	—
Total gain (loss)	$17	$(379)

Year Ended December 31, 2017
Interest rate contracts	$—	$3
Equity contracts	75	(1,006)
Credit contracts	—	(22)
Foreign exchange contracts	—	(23)
Other contracts	—	(2)
GMWB and GMAB embedded derivatives	—	663
IUL embedded derivatives	(45)	—
Total gain (loss)	$30	$(387)

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

The deferred premium associated with certain of the above options and swaptions is paid or received semi-annually over the life of the contract or at maturity. The following is a summary of the payments the Company is scheduled to make and receive for these options and swaptions as of December 31, 2019:

	Premiums Payable	Premiums Receivable
	(in millions)
2020	$214	$133
2021	152	112
2022	204	198
2023	126	58
2024	70	10
2025-2029	351	7
Total	$1,117	$518

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
Cash Flow Hedges
During the year ended December 31, 2019, the Company held no derivatives that were designated as cash flow hedges. During the years ended December 31, 2019 and 2018, no hedge relationships were discontinued due to forecasted transactions no longer being expected to occur according to the original hedge strategy. For the years ended December 31, 2019, 2018 and 2017, amounts recognized in earnings on derivative transactions that were ineffective were not material. See Note 18 for a summary of net unrealized gains (losses) included in AOCI related to previously designated cash flow hedges.
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
Certain of the Company’s derivative contracts contain provisions that adjust the level of collateral the Company is required to post based on the Company’s financial strength rating (or based on the debt rating of the Company’s parent, Ameriprise Financial). Additionally, certain of the Company’s derivative contracts contain provisions that allow the counterparty to terminate the contract if the Company does not maintain a specific financial strength rating or Ameriprise Financial’s debt does not maintain a specific credit rating (generally an investment grade rating). If these termination provisions were to be triggered, the Company’s counterparty could require immediate settlement of any net liability position. As of December 31, 2019 and 2018, the aggregate fair value of derivative contracts in a net liability position containing such credit contingent provisions was $189 million and $91 million, respectively. The aggregate fair value of assets posted as collateral for such instruments as of December 31, 2019 and 2018 was $189 million and $90 million, respectively. If the credit contingent provisions of derivative contracts in a net liability position as of December 31, 2019 and 2018 were triggered, the aggregate fair value of additional assets that would be required to be posted as collateral or needed to settle the instruments immediately would have been nil and $1 million, respectively.

18. Shareholder’s Equity
The following tables provide the amounts related to each component of OCI:

	Years Ended December 31, 2019
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$1,360	$(289)	$1,071
Reclassification of net (gains) losses on securities included in net income (2)	2	—	2
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(688)	144	(544)
Net unrealized gains (losses) on securities	674	(145)	529
Total other comprehensive income (loss)	$674	$(145)	$529

	Years Ended December 31, 2018
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$(952)	$203	$(749)
Reclassification of net (gains) losses on securities included in net income (2)	(9)	2	(7)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	435	(91)	344
Net unrealized gains (losses) on securities	(526)	114	(412)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	1	—	1
Net unrealized gains (losses) on derivatives	1	—	1
Total other comprehensive income (loss)	$(525)	$114	$(411)

	Years Ended December 31, 2017
	Pretax	Income Tax Benefit (Expense)	Net of Tax
	(in millions)
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period (1)	$210	$(61)	$149
Reclassification of net (gains) losses on securities included in net income (2)	(44)	15	(29)
Impact of DAC, DSIC, unearned revenue, benefit reserves and reinsurance recoverables	(180)	57	(123)
Net unrealized gains (losses) on securities	(14)	11	(3)
Net unrealized gains (losses) on derivatives:
Reclassification of net (gains) losses on derivatives included in net income (3)	5	(2)	3
Net unrealized gains (losses) on derivatives	5	(2)	3
Other	(1)	—	(1)
Total other comprehensive income (loss)	$(10)	$9	$(1)
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
The following table presents the changes in the balances of each component of AOCI, net of tax:

	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivatives	Other	Total
	(in millions)
Balance, January 1, 2017	$461		$(4)	$—	$457
OCI before reclassifications	26		—	(1)	25
Amounts reclassified from AOCI	(29)		3	—	(26)
Total OCI	(3)		3	(1)	(1)
Balance, December 31, 2017	458	(1)	(1)	(1)	456
OCI before reclassifications	(405)		—	—	(405)
Amounts reclassified from AOCI	(7)		1	—	(6)
Total OCI	(412)		1	—	(411)
Balance, December 31, 2018	46	(1)	—	(1)	45
OCI before reclassifications	527		—	—	527
Amounts reclassified from AOCI	2		—	—	2
Total OCI	529		—	—	529
Balance, December 31, 2019	$575	(1)	$—	$(1)	$574
(1) Includes nil of noncredit related impairments on securities and net unrealized gains (losses) on previously impaired securities as of each December 31, 2019, 2018 and 2017.
19. Income Taxes
The components of income tax provision were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Current income tax
Federal	$210	$35	$158
State	8	3	1
Total current income tax	218	38	159
Deferred income tax
Federal	(271)	(1)	103
State	(7)	(2)	(2)
Total deferred income tax	(278)	(3)	101
Total income tax provision	$(60)	$35	$260

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

The principal reasons that the aggregate income tax provision is different from that computed by using the U.S. statutory rates of 21% for 2019 and 2018 and 35% for 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Tax at U.S. statutory rate	21.0%	21.0%	35.0%
Changes in taxes resulting from:
Low income housing tax credits	(15.3)	(8.5)	(7.4)
Foreign tax credit, net of addback	(9.5)	(2.8)	(2.7)
Dividend received deduction	(7.6)	(4.2)	(12.9)
Audit adjustments	(1.4)	—	—
Uncertain tax positions	1.8	—	—
Impact of Tax Act	—	(1.1)	14.0
Taxes applicable to prior years	—	(1.1)	—
Other, net	(0.4)	0.4	—
Income tax provision	(11.4)%	3.7%	26.0%

The decrease in the Company’s effective tax rate for the year ended December 31, 2019 compared to 2018 is primarily due to the lower pre-tax income relative to tax preferred items. The decrease in the Company’s effective tax rate for the year ended December 31, 2018 compared to 2017 was primarily the result of the decrease in the federal statutory rate and a $140 million expense in 2017 due to provisions of the Tax Act and an increase in low income housing credits, partially offset by lower levels of the dividends received deduction.
Deferred income tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of both December 31, 2019 and 2018. The significant components of the Company’s deferred income tax assets and liabilities, which are included net within other assets or other liabilities on the Consolidated Balance Sheets, were as follows:

	December 31,
	2019	2018
	(in millions)
Deferred income tax assets
Liabilities for policyholder account balances, future policy benefits and claims	$940	$705
Investment related	210	144
Other	12	14
Gross deferred income tax assets	1,162	863
Less: valuation allowance	11	11
Total deferred income tax assets	1,151	852

Deferred income tax liabilities
Deferred acquisition costs	446	423
Net unrealized gains on Available-for-Sale securities	182	37
Deferred sales inducement costs	50	53
Other	13	12
Gross deferred income tax liabilities	691	525
Net deferred income tax assets	$460	$327

Included in the Company’s deferred income tax assets are tax benefits primarily related to state net operating losses of $9 million, net of federal benefit, which will expire beginning December 31, 2020. Based on analysis of the Company’s tax position, management believes it is more likely than not that the Company will not realize certain state net operating losses of $9 million and state deferred tax assets of $2 million; therefore, a valuation allowance of $11 million has been established.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	2019	2018	2017
	(in millions)
Balance at January 1	$19	$14	$59
Additions based on tax positions related to the current year	1	5	5
Additions for tax positions of prior years	34	1	—
Reductions for tax positions of prior years	(4)	(1)	(50)
Audit settlements	(11)	—	—
Balance at December 31	$39	$19	$14

If recognized, approximately $17 million, $8 million and $5 million, net of federal tax benefits, of unrecognized tax benefits as of December 31, 2019, 2018 and 2017, respectively, would affect the effective tax rate.
It is reasonably possible that the total amount of unrecognized tax benefits will change in the next 12 months. The Company estimates that the total amount of gross unrecognized tax benefits may decrease by approximately $30 million in the next 12 months primarily due to Internal Revenue Service (“IRS”) settlements and state exams.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision. The Company recognized a net increase of $1 million in interest and penalties for the year ended December 31, 2019, a net decrease of nil, and $1 million in interest and penalties for the years ended December 31, 2018 and 2017, respectively. The Company had a payable of $2 million and $1 million related to accrued interest and penalties as of December 31, 2019 and 2018, respectively.
The Company files income tax returns as part of its inclusion in the consolidated federal income tax returns of Ameriprise Financial in the U.S. federal jurisdiction and various state jurisdictions. In the third quarter of 2019, the federal statutes of limitation closed for the 2014 and 2015 tax years. Ameriprise Financial’s tax returns for 2014 and 2015 are effectively settled except for one issue which was claimed on amended returns filed in the second quarter of 2019. The IRS is currently auditing Ameriprise Financial’s U.S. income tax returns for 2016 and 2017. Ameriprise Financial’s or the Company’s state income tax returns are currently under examination by various jurisdictions for years ranging from 2009 through 2017.
20. Commitments, Guarantees and Contingencies
Commitments
The following table presents the Company’s funding commitments as of December 31:

	2019	2018
	(in millions)
Commercial mortgage loans	$59	$50
Affordable housing and other real estate partnerships	22	59
Total funding commitments	$81	$109

Guarantees
The Company’s annuity and life products all have minimum interest rate guarantees in their fixed accounts. As of December 31, 2019, these guarantees range from 1% to 5%.
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

Guaranty Fund Assessments
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
The Company has a liability for estimated guaranty fund assessments and a related premium tax asset. As of both December 31, 2019 and 2018, the estimated liability was $12 million. As of December 31, 2019 and 2018, the related premium tax asset was $10 million and $11 million, respectively. The expected period over which guaranty fund assessments will be made and the related tax credits recovered is not known.
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
The Company’s management, under the supervision and with the participation of the Company’s principal executive officer and chief financial officer, evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2019.
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
The Company’s management, with the participation of its principal executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on management’s assessment and those criteria, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.
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
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item omitted pursuant to General Instructions I(2)(c) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The Audit Committee of the Board of Directors of Ameriprise Financial, Inc. (“Ameriprise Financial”) has appointed PricewaterhouseCoopers LLP (“PwC”) as independent registered public accounting firm to audit the Consolidated Financial Statements of the Company for the years ended December 31, 2019 and 2018.
Fees Paid to the Registrant’s Independent Auditor
The following table presents fees for professional services rendered by PwC for the audit of the Company’s financial statements for the years ended December 31, 2019 and 2018 and other fees billed for other services rendered by PwC during those periods.

	2019	2018
	(in thousands)
Audit fees (1)	$2,081	$2,367
Audit-related fees (2)	17	17
Tax fees (3)	—	—
All other fees	375	—
Total	$2,473	$2,384
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
Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm
Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of PwC are subject to the specific pre-approval of the Audit Committee of Ameriprise Financial. All audit and permitted non-audit services to be performed by PwC for the Company require pre-approval by the Audit Committee of Ameriprise Financial in accordance with pre-approval procedures established by the Audit Committee of Ameriprise Financial. The procedures require all proposed engagements of PwC for services to the Company of any kind to be directed to the General Auditor of Ameriprise Financial, and then submitted for approval to the Audit Committee of Ameriprise Financial prior to the beginning of any services. In 2019 and 2018, 100% of the services provided by PwC for the Company were pre-approved by the Audit Committee of Ameriprise Financial.

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

Exhibit	Description

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

10.15*
Amendment No. 2 to the Intercompany Services Agreement by and among RiverSource Life Insurance Company, Ameriprise Financial, Inc. and Ameriprise India, LLP (f/k/a Ameriprise India Private Limited) effective April 22, 2019.

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

101
The following materials from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from RiverSource Life Insurance Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in iXBRL and contained in Exhibit 101.
* Filed electronically herewith.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIVERSOURCE LIFE INSURANCE COMPANY
Registrant

Date:	February 26, 2020	By	/s/ John R. Woerner
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

Date:	February 26, 2020	By	/s/ John R. Woerner
John R. Woerner, Director, Chairman and President (Principal Executive Officer)

Date:	February 26, 2020	By	/s/ Brian J. McGrane
Brian J. McGrane, Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 26, 2020	By	/s/ Gumer C. Alvero
Gumer C. Alvero Director

Date:	February 26, 2020	By	/s/ Jeffrey J. Scherman
Jeffrey J. Scherman Vice President and Controller (Principal Accounting Officer)

Date:	February 26, 2020	By	/s/ Stephen P. Blaske
Stephen P. Blaske Director

Date:	February 26, 2020	By	/s/ Jeninne C. McGee
Jeninne C. McGee Director

Date:	February 26, 2020	By	/s/ Colin J. Lundgren
Colin J. Lundgren Director